Form 10-Q
period 1996-06-01
MSC INDUSTRIAL DIRECT CO INC
filed 1996-07-16
CIK 1003078

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 1, 1996                Commission File No.:   1-14130


                MSC INDUSTRIAL DIRECT CO., INC.
     (Exact name of registrant as specified in its charter)

     New York                                        11-3289165
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

                      151 Sunnyside Blvd.
                    Plainview, NY 11803-1592
  (Address of principal executive offices, including zip code)

                         (516) 349-7100
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      X                   No
                  -----                     ------



Shares of Common Stock, par value $.001, outstanding as of July 12, 1996:
      Class A  - 8,311,394          Class B  - 23,475,000

                MSC INDUSTRIAL DIRECT CO., INC.

                             INDEX


PART I.   FINANCIAL INFORMATION                              Page No.


ITEM 1.   Consolidated Financial Statements  (Note 1)
          Consolidated Balance Sheets -
          June 1, 1996 and September 2, 1995                            3

          Statements of Consolidated Income -
          Thirteen and thirty-nine weeks ended June 1, 1996
          and May 27, 1995                                              4

          Statement of Consolidated Shareholders' Equity -
          Thirty-nine weeks ended June 1, 1996                          5

          Statements of Consolidated Cash Flows -
          Thirty-nine weeks ended June 1, 1996 and May 27, 1995         6

          Notes to Consolidated Financial Statements                    7


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                             14

PART  I.  FINANCIAL INFORMATION
ITEM  I.  Consolidated Financial Statements

                   MSC INDUSTRIAL DIRECT CO., INC.
                     Consolidated Balance Sheets
                              (Note 1)

(in thousands, except share data)                     June 1,     September 2,
                                                       1996          1995
                                                      -------     ------------
                                                    (unaudited)    (audited)

                  ASSETS
                  ------

Current Assets:
   Cash and cash equivalents                           $  1,791    $    681
   Accounts receivable, net of allowance for

     doubtful accounts of $951 and $877,
     respectively                                        40,031      31,078
   Inventories                                          130,935      83,448
   Due from affiliated companies                             -          791
   Prepaid expenses and other current assets              1,783       1,070
   Deferred income taxes                                  8,513          -
                                                       --------    --------
        Total current assets                            183,053     117,068
                                                       --------    --------
Property, Plant and Equipment, net                       28,061      14,648
                                                       --------    --------
Other Assets:
   Prepaid Federal income taxes                           4,512       3,115
   Other                                                  3,939       4,201
                                                       --------    --------
                                                          8,451       7,316
                                                       --------    --------
                                                       $219,565    $139,032
                                                       ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                    $ 10,256    $  7,821
   Accrued liabilities                                   27,596      18,811
   Income taxes payable                                   1,415          -
   Current portion of long-term debt                         51          51
   Current portion of subordinated debt to
     shareholders                                            -        9,157
                                                       --------    --------
        Total current liabilities                        39,318      35,840
Long-Term Notes Payable                                  14,057      28,348
Subordinated Debt to Shareholders                            -        2,621
Deferred Income Taxes                                       971          -
Other Long-Term Liabilities                                 114         135
                                                       --------    --------
        Total liabilities                                54,460      66,944
                                                       --------    --------
Shareholders' Equity:
   Class A common stock; $0.001 par value;
     100,000,000 shares authorized in 1996;
     8,311,657 shares issued and outstanding                   8          -
   Class B common stock; $0.001 par value;
     50,000,000 shares authorized;
     23,475,000 shares and 24,000,000 shares,
     respectively, issued and outstanding                     24         24
   Additional paid-in capital                            144,471      8,034
   Retained earnings                                      23,313     64,030
                                                        --------   --------
                                                         167,816     72,088
   Deferred stock compensation                            (2,711)        -
                                                        --------   --------
        Total shareholders' equity                       165,105     72,088
                                                        --------   --------
                                                        $219,565   $139,032
                                                       ========    ========


The accompanying notes are an integral part of these consolidated balance sheets.

                     MSC INDUSTRIAL DIRECT CO., INC.
                    Statements of Consolidated Income
                                (Note 1)
                               (unaudited)

                                                                      Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                                      --------------------      ------------------------
(in thousands, except per share data)                                  June 1,     May 27,        June 1,    May 27,
                                                                        1996        1995           1996        1995
                                                                      --------     -------       --------    -------
Net Sales                                                             $ 80,215     $ 66,720     $ 224,527   $ 182,025
Cost of Goods Sold                                                      46,660       38,794       131,264     106,491
                                                                      --------     --------     ---------   ---------
     Gross Profit                                                       33,555       27,926        93,263      75,534
Operating Expenses                                                      20,577       17,678        61,214      50,170
Distribution Center Restructuring Charge  (Note 4)                       8,600            -         8,600           -
                                                                      --------     --------     ---------   ---------
     Income from Operations                                              4,378       10,248        23,449      25,364
                                                                      --------     --------     ---------   ---------

Other Income (Expense):
  Interest income                                                          199            4           748          18
  Interest expense                                                         (86)        (493)       (1,293)     (1,279)
  Other income (expense), net                                               67         (204)          289         (59)
                                                                      --------     --------     ---------   ---------
                                                                           180         (693)         (256)     (1,320)
                                                                      --------     --------     ---------   ---------

     Income before Provision for Income Taxes                            4,558        9,555        23,193      24,044
Provision for Income Taxes                                               1,800          244         1,947         612
                                                                      --------     --------     ---------   ---------
     Net Income                                                       $  2,758     $  9,311     $  21,246   $  23,432
                                                                      ========     ========     =========   =========

Net Income per Common Share  (Note 5)                                 $   0.09
                                                                      ========
Weighted Average Number of Common Shares Outstanding                    32,049
                                                                      ========
Pro Forma Information  (Note 5):
  Income before provision for income taxes                                                      $  23,193
  Pro forma provision for income taxes                                                              9,160
                                                                                                ---------
  Pro forma net income                                                                          $  14,033
                                                                                                =========
  Pro forma net income per common share  (Note 5)                                              $     0.46
                                                                                               ==========
  Pro forma weighted average number of
     common shares outstanding                                                                     30,205
                                                                                               ==========

Supplemental Information  (Note 5):
  Supplemental net income                                                                     $    14,506
                                                                                              ===========
  Supplemental net income per common share                                                    $      0.46
                                                                                              ===========
  Supplemental weighted average number
     of common shares outstanding                                                                  31,279
                                                                                              ===========


The accompanying notes are an integral part of these consolidated statements.

                        MSC INDUSTRIAL DIRECT CO., INC.
                Statement of Consolidated Shareholders' Equity
                                  (unaudited)


                                                                                       Additional              Deferred
(in thousands)                          Class A Common Stock    Class B Common Stock     Paid-In     Retained    Stock
                                         Shares    Amount          Shares   Amount       Capital     Earnings Compensation    Total
                                         -----     ------          ------   ------       -------     -------- ------------    -----
Thirty-nine weeks ended June 1, 1996:

Balance, September 2, 1995 (Note 1)        -       $   -           24,000   $  24      $  8,034    $ 64,030   $   -        $ 72,088

Initial public offering of common
  stock, net of costs of offering
  of $11,509                             7,525          8             -          -      131,466         -         -         131,474

Exchange of Class B common stock
  for Class A common stock                 525         -             (525)       -         -            -         -            -

Issuance of restricted common stock        157         -              -          -        2,971         -      (2,971)         -

Issuance of common stock for
  acquisition of subsidiaries              105         -              -          -        2,000         -         -           2,000

Net income                                  -          -              -          -         -         21,246       -          21,246

Amortization of deferred stock
  compensation                              -          -              -          -         -            -         260           260


Distributions to shareholders
  (Note 3)                                  -          -              -          -         -        (61,963)      -         (61,963)
                                         -----     ------          ------   -----      --------    --------   -------      --------


Balance, June 1, 1996                    8,312     $    8          23,475   $  24      $144,471    $ 23,313   $(2,711)     $165,105
                                         =====     ======          ======   =====      ========    ========   =======      ========




  The accompanying notes are an integral part of this consolidated statement.

                        MSC INDUSTRIAL DIRECT CO., INC.
                     Statements of Consolidated Cash Flows
                                   (Note 1)
                                  (unaudited)


(in thousands)                                          Thirty-Nine Weeks Ended
                                                        -----------------------
                                                          June 1,     May 27,
                                                           1996        1995
                                                          -------     -------
Cash Flows from Operating Activities:
  Net income                                             $ 21,246     $ 23,432
                                                         --------     --------
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Deferred income taxes                                 (7,542)          -
     Depreciation and amortization                          2,282        1,380
     Provision for doubtful accounts                          618          509
     Loss (gain) on disposal of property and equipment        (33)           1

     Changes in operating assets and liabilities:
       Accounts receivable                                 (9,043)      (9,326)
       Inventories                                        (45,637)     (19,390)
       Prepaid expenses and other current assets             (700)       1,494
       Other assets                                        (1,056)        (544)
       Accounts payable and other current liabilities      12,611       (1,369)
       Other long-term liabilities                            (21)           6
                                                         --------     --------
                                                          (48,521)     (27,239)
                                                         --------     --------
          Net cash used in operating activities           (27,275)      (3,807)
                                                         --------     --------
Cash Flows from Investing Activities:
  Expenditures for property, plant and equipment          (15,359)      (7,690)
                                                         --------     --------
Cash Flows from Financing Activities:
  Net proceeds from initial public offering of
    common stock                                          131,466           -
  Long-term borrowings                                     67,614       13,754
  Repayments of long-term debt                            (82,386)          -
  Repayments of subordinated debt to shareholders         (11,778)       4,891
  Repayments from affiliates                                  791         (348)
  Distributions to shareholders                           (61,963)     (10,192)
                                                         --------     --------
          Net cash provided by financing activities        43,744        8,105
                                                         --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents        1,110       (3,392)

Cash and Cash Equivalents - beginning of period               681        3,496
                                                         --------     --------
Cash and Cash Equivalents - end of period                $  1,791     $    104
                                                         ========     ========



The accompanying notes are an integral part of these consolidated statements.

                     Notes to Consolidated Financial Statements
                          (in thousands except share data)
                                    (unaudited)

1. MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated on October 24, 1995, as a holding company for the purpose of (i) issuing 8,050,000 shares of Class A Common Stock in an initial public offering and
     (ii) iss uing 24,000,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30,000 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's initial public offering.

     On November 14, 1995, MSC issued 1 share of Class A Common Stock to a shareholder of the Operating Subsidiary in exchange for cash in the amount of $17. MSC did not have any significant operating activity from its inception until De cember 20, 1995, the closing date of the initial public offering.

     The 1995 financial statements included herein are those of the Operating Subsid iary. The 1996 consolidated financial statements are those of the Company and its subsidiaries which, prior to December 20, 1995, reflect only the activity of the Operating Subsidiary. All references to a year are to the Company's fiscal year, which ends on the Saturday nearest August 31 of such year.

  2. Reference is made to the Notes to Financial Statements contained within the Operating Subsidiary's audited financial statements included in the Company's De cember 14, 1995 prospectus. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

  3. On December 20, 1995, the Company consummated its initial pu blic of fering relating to the offer and sale of 8,050,000 shares of Class A
     Com mon Stock, 7,525,000 of which shares were offered by the Company and 525,000 of which shares were offered by a principal shareholder of the Company, at a price of $19.00 per share. These 525,000 shares were converted to Class A Common Stock from previously issued Class B Common Stock. Net proceeds received by the Company were approximately $131,500. As a result of the public offering, the Operating Subsidiary no longer qualified as a Subchapter "S" corporation, and became subject to "C" corporation taxation. Prior to the offering, the Operating Subsidiary declared an "S" corporation dividend to the then existing shareholders in the aggregate amount of approximately $62,000, which amount was equal to substantially all previously taxed, undistributed "S" corporation earnings. The Operating Subsidiary paid the "S" corporation dividend by delivery to the then existing shareholders of promissory notes in the principal amount of such dividends, which notes have been repaid with a portion of the net proceeds from the offering. The provision for income taxes for the thirty-nine week period ended June 1, 1996 reflects "S" corporation taxation through the date of the public offering, and "C" corporation taxation thereafter. (See Note 6.)

     4. On May 9, 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, 104 acre Company-owned facility near Harrisburg, Pennsylvania. The Company anticipates that it will realize substantial savings in construction and operating costs over those which would have been incurred had it remained and expanded its operations on Long Island. The estimated cost of relocation of the Company's existing Long Island facilities is approximately $8,600, and has been reflected as a charge to income from operations for the thirteen and thirty-nine week periods ended June 1, 1996.

     5. Pro forma net income per common share was computed by dividing the Com pany's pro forma net income by the pro forma weighted average number of common shares, which consist of the 24,000,000 shares of Class B Common Stock outstanding during the thirty-nine week period ended June 1, 1996 (of which 525,000 shares were exchanged during the period for Class A Common Stock), as well as the weighted average effect of the issuance of approximately 6,205,000 shares of Class A Common Stock as of the beginning of such period reflecting the number of shares to be issued in the initial public offering necessary to (i) repay the notes as discussed in Note 3, (ii) acquire a related entity for approximately $2,000 in stock, and (iii) deliver certain restricted shares, valued at approximately $3,000, to employees of the Company. Pro forma net income reflects the pro forma effect of "C" corporation taxation.

     Supplemental net income per common share was computed by dividing the Company's supplemental net income by the supplemental weighted average number of common shares outstanding during the thirty-nine week period ended June 1, 1996. The supplemental weighted average number of common shares represents the pro forma weighted average number of shares of common stock outstanding during the period as well as the supplemental weighted effect of the issuance of approximately 1,074,000 shares of Class A Common Stock as of the beginning of such period, reflecting the number of shares issued in the initial public offering necessary to repay certain indebtedness as of December 20, 1995, the date of the offering. Supplemental net income also reflects the tax-effected impact of the reduction of interest expense of $785 attributable to debt to be repaid with proceeds from the Company's initial public offering, as though this debt was repaid at the beginning of the fiscal year.

     Had the initial public offering occurred on the first day of fiscal 1995, the weighted average number of common shares used in the computation of pro forma earnings per share would have resulted in pro forma net income and pro forma earnings per share as follows:

                                 Thirteen Weeks Ended    Thirty-Nine Weeks Ended

                                   June 1,    May 27,       June 1,     May 27,
Including Restructuring (Note 4)    1996       1995          1996         1995
                                    ----       ----          ----         ----
Pro forma net income               $2,758     $5,781      $ 14,033      $ 14,547
Pro forma earnings per share        $0.09      $0.18         $0.45         $0.45

Excluding Restructuring (Note 4)
Pro forma net income               $7,958     $5,781      $ 19,233      $ 14,547
Pro forma earnings per share        $0.25      $0.18         $0.61         $0.45

   6.The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for
     Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and certain accrued liabilities related to the restructuring charge described in Note 4. Deferred tax assets and liabilities, which were established in the second quarter due to the Company's taxation as a "C" Corporation since the closing date of its initial public offering in December 1995, resulted in a credit to the provision for income taxes of $3,966 for the thirty-nine week period ended June 1, 1996.


 7.

     During March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", was issued by the Financial Accounting Standards Board ("FASB"). This statement establishes financial accounting and repor ting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995.

     During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisio ns of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost.

     The Company will be required to comply with the accounting and disclosure provisions of SFAS No. 121, and SFAS No. 123 if adopted, no later than fiscal 1997. The effect, if any, on the financial statements, of implementation of these pronouncements has not been determined.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers over 250,000 stock keeping units ("SKUs") through its 3,400 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and 30 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of operations reflect the operations of the Operating Subsidiary only, for all periods through December 20, 1995, the date of the Company's initial public offering, and of the Company and its subsidiaries subsequent to that date. Pro forma net income reflects the pro forma effect of "C" corporation taxation for the entire respective periods at an assumed annual rate of 39.5%.

The Company is recording an annual non-cash deferred compensation charge of approximately $0.6 million for fiscal 1996 through fiscal 2000 related to the issuance of restricted stock to certain employees.

Results of Operations -
Thirteen weeks ended June 1, 1996 and May 27, 1995

Net sales increased by $13.5 million, or 20.2%, to $80.2 million in the third quarter of 1996 from $66.7 million in the third quarter of 1995. This increase was primarily attributable to an increase in sales to the Company's existing customers and, to a lesser extent, to an increase in the number of active customers. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $5.6 million, or 20.2%, to $33.5 million in the third quarter of 1996, from $27.9 million in the third quarter of 1995, primarily attributable to increased sales. As a percentage of sales, gross profit remained relatively constant, at 41.8% and 41.9% for the respective periods.

Operating expenses, exclusive of a restructuring charge, increased by $2.9 million, or 16.4%, to $20.6 million in the third quarter of 1996, from $17.7 million in the third quarter of 1995. As a percentage of sales, recurring operating expenses decreased over these respective periods from 26.5% to 25.7%. The increase in operating expenses was attributable to increased sales volume, which required added staffing and support. The decrease, as a percentage of sales, was primarily the result of a continued emphasis on cost control during the third quarter of 1996.

Restructuring charge of $8.6 million, recorded during the third quarter, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. This is the equivalent of $5.2 million after taxes, or $0.16 per share. The restructuring charge includes the cost of relocating or replacing the Company's Long Island workforce, the cost to physically move the inventory from Long Island to Harrisburg, Pennsylvania, and the cost of leases and assets associated with abandoned facilities. The move is expected to be completed by the end of February, 1997.

Income from operations decreased by $5.9 million, or 57.3%, to $4.4 million in the third quarter of 1996, from $10.3 million in the third quarter of 1995.
This decrease was attributable to the restructuring charge of $8.6 million and increased operating expenses of $2.9 million, partially offset by a $5.6 million increase in gross profit. As a percentage of sales, income from operations (exclusive of the restructuring charge) increased to 16.2% from 15.4% over these respective periods, primarily as a result of the decrease in operating expenses as a percentage of sales.

Net income decreased by $6.5 million, to $2.8 million in the third quarter of 1996 from $9.3 million in the third quarter of 1995. The decrease in net income is primarily attributable to the restructuring charge of $8.6 million and taxation at "C" corporation rates, partially offset by increased sales and gross profit.

Thirty-nine weeks ended June 1, 1996 and May 27, 1995

Net sales increased by $42.5 million, or 23.3%, to $224.5 million in the first nine months of 1996, from $182.0 million in the first nine months of 1995. This increase was primarily attributable to an increase in sales to the Company's existing customers and, to a lesser extent, to an increase in the number of active customers. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $17.7 million, or 23.5%, to $93.2 million in the first nine months of 1996, from $75.5 million in the first nine months of 1995. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit remained constant at 41.5% for each of the respective periods.

Operating expenses, exclusive of the restructuring charge, increased by $11.0 million, or 22.0%, to $61.2 million in the first nine months of 1996 from $50.2 million in the first nine months of 1995. This increase was attributable to increased sales volume, which required added staffing and support. As a percentage of sales, operating expenses declined slightly from 27.6% to 27.3%.

Income from operations decreased by $1.9 million, or 7.6%, to $23.5 million in the first nine months of 1996, from $25.4 million in the first nine months of 1995. This decrease was attributable to the aforementioned restructuring charge and increases in operating expenses, offset in part by increased sales and gross profit.


Net income decreased by $2.2 million, or 9.3%, to $21.2 million in the first nine months of 1996, from $23.4 million in the first nine months of 1995. The decrease in net income is primarily attributable to the restructuring charge of $8.6 million and taxation at "C" corporation rates, partially offset by increased sales and gross profit.

Liquidity and Capital Resources

The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth and (ii) distributions to its then existing shareholders, primarily to satisfy their tax liabilities resulting from the previous "S" corporation status of the Operating

Subsidiary. The Company's sources of financing have been primarily cash from operations and, also, bank borrowings under its $80 million credit facility and subordinated loans from shareholders. The Company completed its initial public offering on December 20, 1995, and outstanding subordinated debt to shareholders and credit facility debt was repaid out of the net proceeds. The Company anticipates that its cash flows from operations and available lines of credit will be adequate to support its operations and its growth for the immediate future and for at least the next 24 months.

In March 1996, the Company commenced shipments from its Elkhart, Indiana distribution center, which will provide next day service to most of the midwestern United States. The increases in inventory reflected in the June 1, 1996 balance sheet are substantially the result of the opening of this facility.

Net cash used in operating activities increased $23.5 million to $27.3 million from $3.8 million for the thirty-nine week periods ended June 1, 1996 and May 27, 1995, respectively, primarily due to purchases of inventory in connection with the stocking of the Elkhart distribution center and introduction of new products.

Net cash used in investing activities for the thirty-nine week periods ended June 1, 1996 and May 27, 1995 was approximately $15.4 million and $7.7 million, respectively. The increase substantially represents costs associated with the construction of the distribution centers in Elkhart, Indiana and Harrisburg, Pennsylvania.

Net cash provided by financing activities during the thirty-nine week periods ended June 1, 1996 and May 27, 1995 was approximately $43.7 million and $8.1 million, respectively. The increase is primarily attributable to proceeds received from the Company's initial public offering, net of repayments of borrowings and distributions to "S" corporation shareholders.

Prior to the Reorganization, the Operating Subsidiary was treated as an "S" corporation. Accordingly, the then existing shareholders were taxed directly on the earnings of the Operating Subsidiary. Upon consummation of the

Reorganization, the status of the Operating Subsidiary as an "S" corporation was terminated and the Operating Subsidiary and the Company are now subject to federal and state income taxes at applicable corporate rates. Prior to the Offering, the Operating Subsidiary declared an "S" corporation dividend to the then existing shareholders in the aggregate amount of approximately $62 million, which amount was equal to substantially all previously taxed and undistributed "S" corporation earnings. The Operating Subsidiary paid the dividend by delivery of promissory notes, which were repaid with a portion of the net proceeds from the offering.

PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          ( a )     Exhibit 27 -- Financial Data Schedule.

          ( b ) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MSC INDUSTRIAL DIRECT CO., INC.
                                             (Registrant)


Dated:  July 15, 1996                By:  /s/ Mitchell Jacobson
                                          ------------------------------------
                                                    Mitchell Jacobson
                                          President and Chief Executive Officer


Dated:  July 15, 1996                By:  /s/ Shelley M. Boxer
                                          ------------------------------------
                                                   Shelley M. Boxer
                                      Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)