Form 10-K
period 1996-08-31
MSC INDUSTRIAL DIRECT CO INC
filed 1996-11-27
CIK 1003078

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                        Commission file number 1-14130

                        MSC INDUSTRIAL DIRECT CO., INC.
          (Exact name of the registrant as specified in its charter)

            New York                                    11-3289165

      (State or other jurisdiction of incorporation     (I.R.S. Employer
     or organization)                                  identification No.)


            151 Sunnyside Boulevard, Plainview, New York 11803-1592
                   (Address of principal executive offices)

                                (516) 349-7100
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         As of November 22, 1996, 14,844,405 shares of Class A Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $551,100,000.

         The registrant's Proxy Statement for its 1997 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                        MSC INDUSTRIAL DIRECT CO., INC.
                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED AUGUST 31, 1996

                              ITEMS IN FORM 10-K

                                                                                                                 Page
         PART I

         Item 1.  BUSINESS......................................................................................  1
         Item 2.  PROPERTIES.................................................................................... 11
         Item 3.  LEGAL PROCEEDINGS............................................................................. 11
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 12

         PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................................................... 13
         Item 6.  SELECTED FINANCIAL DATA....................................................................... 14
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................................................... 16
         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 22
         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................................................... 43

         PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................ 44
         Item 11. EXECUTIVE COMPENSATION........................................................................ 44
         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................................................... 44
         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 44

         PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K........................................................................................... 45

         Signatures............................................................................................. 46

                                    PART I

Item 1.  BUSINESS.

         Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein which could cause actual results to differ materially from those in the forward-looking statements.


General

         MSC Industrial Direct Co., Inc. ("MSC" or the "Company") is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers over 300,000 stock-keeping units ("SKUs") through its 3,560 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by 33 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled the day on which the order is received.

         MSC has grown rapidly due to expanded product offerings, increased catalog distribution and supplemental mailings and geographic expansion. The Company's net sales have increased at a compound annual rate of 24.9% from $125.5 million in fiscal 1992 to $305.3 million in fiscal 1996. During this same period, income from operations increased at a compound annual rate of 28.6% from $12.6 million to $34.5 million.

         MSC's business strategy is to provide an integrated, low cost solution to the purchasing, management and administration of its customers' MRO needs. MSC has positioned itself to add value to its customers' purchases by reducing their total MRO supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. MSC's extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs. The Company guarantees same-day shipping of products, approximately 95% of which are generally kept in stock, thereby enabling customers to reduce their inventory investment and carrying costs. The Company reduces its customers' administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management by consolidating multiple purchases into a single shipment, providing a single invoice relating to multiple purchases over varying periods of time and offering the ability to direct shipments to specific departments and personnel within a single facility or multiple facilities.


         The Company's customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $130. MSC has in excess of 127,000 active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-size companies. MSC's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company operates primarily in the United States, with customers in all 50 states, through a network of three regional distribution centers and 33 branch offices. The Company's existing distribution centers are located in Long Island, New York, Atlanta, Georgia and Elkhart, Indiana. The Company has commenced plans to relocate its Long Island distribution center to Harrisburg, Pennsylvania. The Harrisburg, Pennsylvania distribution center commenced shipping in September 1996, and is expected to be fully operational in the first half of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The strategic locations of the Company's current distribution centers allow for next day delivery via low cost ground carriers in 28 states located primarily in the eastern United States. The Company's experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, the Company's long-term strategy is to establish additional distribution centers in the

West and Southwest, supported by local branch offices, to expand the Company's geographic coverage of next day delivery throughout the continental United States.

         The Company was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has been in business since 1941. Immediately prior to the Company's initial public offering in December 1995 (the "Initial Public Offering"), a total of 24,000,000 shares of the Company's Class B Common Stock were issued to the then existing shareholders of the Operating Subsidiary in exchange for all of the capital stock of the Operating Subsidiary (the "Reorganization"). The Company's principal executive offices are located at 151 Sunnyside Boulevard, Plainview, New York 11803-1592.

Industry Overview

         The Company operates in a large, fragmented industry characterized by multiple channels of distribution. The total United States market for MRO supplies of the categories of industrial products sold by MSC is estimated to be in excess of $140 billion annually, with the top 50 industrial distributors accounting for approximately 12% of the market. The Company believes that approximately 135,000 small retailers, dealerships and distributors, substantially all of which have annual sales of less than $10 million, supply over 65% of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers' own sales forces.

         Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. The Company believes that because most businesses focus primarily on their manufacturing processes or services provided, relatively little attention is given to MRO purchasing. Except in the largest industrial plants, MRO supplies inventories may not be effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. MRO items are generally purchased by personnel whose primary functions involve areas other than the acquisition of MRO supplies. Within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicative purchase orders. MRO items are frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities' MRO supplies are "one-time purchases," resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

         The Company believes that the administrative costs associated with placing a MRO purchase order can be in excess of $100. Awareness of these high costs and purchasing inefficiencies as referenced above has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming an increasingly important feature of the total cost reduction model to customers and have significantly reduced the need for purchasing agents and administrative personnel. The Company believes that the mid-size customer has begun to respond to industry and economic pressures and is moving more rapidly toward the more efficient, cost saving, single supply source offered by the Company. The Company also believes that the small shop customer is just beginning to realize the value of suppliers such as MSC in reducing overall costs through reductions in paperwork, multiple sources of supply, inventory stocks and delivery times.

         Despite the apparent inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. The Company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, large warehouse stores and direct mail marketers have captured an increasing share of sales by providing lower total purchasing costs, better product selection and a higher level of service.

         MSC has developed a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from MSC will generally find that their total purchasing costs are reduced through consolidation of multiple sources of supply into a single supplier, consolidation of multiple purchase orders into a single purchase order, consolidation of multiple invoices into a single invoice, significant reduction in tracking of invoices, significant reduction in stocking decisions and elimination of purchases for inventory and, through the Company's electronic ordering system, the elimination of paper orders and invoices. The Company's customers will generally notice a reduction in purchasing costs, inventory carrying costs and administrative inefficiency.

Business Strategy

         The Company's business strategy is to provide its customers with a low cost means for obtaining and maintaining MRO supplies, which strategy includes the following key elements: (i) a broad selection of in-stock products; (ii) prompt response and same-day shipping; (iii) superior, value-added customer services; (iv) targeted direct mail marketing; and (v) a commitment to technological innovation. As a result of this strategy, the Company is able to lower its customers' overall MRO supplies costs by reducing administrative paperwork, shipping costs, internal distribution costs and inventory investment and carrying costs.


         o Breadth of Products. The Company believes that its ability to offer its customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative (similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for a specific task at the lowest cost) has been critical to its success. The Company's customers are increasingly consolidating their purchasing into fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 300,000 products, approximately 95% of which are in stock and available for immediate shipment, the Company aims to provide a broad range of merchandise in order to become its customers' preferred supplier of MRO products.

         o Same-Day Shipping. The Company's guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces inventory investment and carrying costs. The Company fulfills its same-day shipment of orders guarantee more than 99.9% of the time. The Company's experience has been that areas accessible by next day delivery will generate significantly greater sales than areas where next day delivery is not available. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 28 states located primarily in the eastern United States.

         o Superior Customer Service. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. The Company emphasizes customer service and supports this superior service with sophisticated information systems and extensive training. Utilizing its proprietary customer support software, the Company's in-bound telemarketing representatives implement the Company's "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the Company's in-stock inventory availability, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into the Company's information systems and provide technical product information. The Company believes that its simple, one-call method of fulfilling all purchasing needs of a customer through a single highly trained telemarketing representative supported by the Company's proprietary information systems results in greater efficiency for customers and increased customer satisfaction. To complement its customer service, the Company seeks to ease the administrative burdens on its customers by offering electronic data interchange ("EDI") ordering, customized billing services, customer savings reports, bulk discounts, stocking of specialty items specifically requested by customers and other customized report features.

         o Targeted Direct Mail Marketing Strategy. MSC's primary tool for marketing and product reference is a master catalog containing 3,560 pages and over 300,000 items, which is distributed twice per year (once per year prior to fiscal
                  1996). The Company's catalog was supplemented by approximately 70 specialty and promotional catalog, brochure and newspaper titles in fiscal 1996, covering such specialty areas as welding, cutting tools, measuring instruments, abrasives, industrial supply, and hose and tubing. The Company uses its database of approximately 180,000 companies and 685,000 individuals, and also purchases mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, increases productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 2.4 million in fiscal 1992 to approximately 6.6 million in fiscal 1995. The number of targeted marketing pieces mailed in fiscal 1996 decreased to 6.3 million as the Company adopted a more focused strategy for distributing targeted marketing pieces. In fiscal 1997, the Company intends to increase its direct marketing efforts to take advantage of the additional products offered and its expanded distribution capabilities. The Company's expenditures on direct mail increased from $3.8 million in fiscal 1992 to approximately $10 million in fiscal 1996, and are budgeted to grow to $11 million in fiscal 1997.

         o Commitment to Technological Innovation. The Company utilizes technological innovation to improve customer service and to reduce its operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all 300,000 SKUs and enables the customer and the telemarketing representative to determine the availability of products in stock on a real time basis and to evaluate alternative products and pricing. The Company's EDI system allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. The information systems developed by the Company enhance inventory management and turnover, customer service and cost reduction for both MSC and its customers. In addition to internal and customer information systems, the Company continually upgrades its distribution methods and systems to improve productivity and efficiency. The Company has also developed a World Wide Web information site in anticipation of increased commerce on the Internet.


         The Company believes that direct mail is one of the most effective, low cost methods of reaching customers. The Company continually seeks to reduce its own costs in order to continue to be the integrated low cost solution for its customers. MSC's call centers are a lower cost and more effective alternative to maintaining a large direct sales force. The Company produces its various product and promotional publications in-house, thereby significantly reducing marketing costs. MSC's increasing volume purchasing power has resulted in lower prices from vendors on many of the products it sells and dispersion of central costs over a wider revenue base.

Growth Strategy

         The Company's objective is to become the preferred supplier of industrial products for small and mid-size companies throughout the United

States. The Company intends to increase sales to existing and new customers in existing geographic markets served by next day delivery by (i) increasing the number of product lines and SKUs offered; (ii) increasing the circulation of the master catalog and expanding its targeted direct mail campaign; and (iii) acquiring smaller local distributors to gain access to customers while consolidating the acquired operations into existing Company distribution facilities. The Company also intends to increase sales to customers in regions not currently served by next day delivery by increasing the geographic availability of next day delivery.

         o Increased Penetration of Existing Markets. The Company believes that its most significant current opportunity to increase profits lies in the incremental revenue which can be realized from existing customers and new customers in existing geographic areas. MSC believes that continuing to increase the breadth of its product line and providing high levels of customer service are the two primary methods for increasing sales to existing customers and attracting new customers. Accordingly, MSC has added in excess of 130,000 SKUs over the past two years while simultaneously increasing the Company's inventory turns. By expanding the product lines offered, the Company seeks to satisfy an increasing percentage of the MRO supplies purchases of its customers. Additionally, the Company's ability to deliver such expanding product lines on a next day basis is an important service advantage that results in lower costs to customers. The Company's commitment to superior customer service and a broad product base adds to the convenience and effectiveness of doing business with MSC.

                  In fiscal 1997, the Company intends to shift its growth emphasis from increasing its offering of SKUs to increasing the size and diversity of its customer base. This shift will take advantage of the Company's ability to service the industrial midwestern United States through its Elkhart, Indiana facility. The Company has accumulated a buyer database of approximately 685,000 individuals, and utilizes empirical information from this database to prospect for new customers and supplement its master catalog with directed mailings of specialty and promotional publications intended to increase customer response and product purchases. MSC has increased the number of publication titles distributed over the past several years from 12 in fiscal 1992 to approximately 70 in fiscal 1996.

         o Expansion into New Markets. The Company operates primarily in the continental United States through a network of three regional distribution centers and 33 branch offices. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 28 states located primarily in the eastern United States and second day delivery throughout the rest of the continental United States. The Company's experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. The Company's long-term goal is to open distribution centers in the West and Southwest, supported locally by branch offices, which will expand the Company's geographic coverage of next day delivery throughout the United States.

         o Selected Acquisitions. The Company believes that local market acquisitions of small suppliers of industrial products provide a very attractive opportunity for expanding its customer base in existing markets. Two of the Company's acquisitions completed during fiscal 1996 operate in markets where the Company already was present. In pursuing such acquisitions, the Company seeks to gain immediate access to the acquired company's customer base while consolidating its operations into existing distribution facilities, thus achieving incremental revenue while incurring limited incremental operating costs.

         The Company will consider expansion into new markets through the acquisition of industrial supply companies with existing distribution facilities. One of the Company's acquisitions completed during fiscal 1996 operates in a market where the Company previously was not present. The completion of such acquisitions allows the Company to accelerate its growth plans and immediately penetrate new markets in a more efficient manner without the need for lengthy construction periods or significant capital expenditures that will not yield a return on investment for several months or years. Additionally, corporate and administrative infrastructures necessary to support such acquisitions are already in place. No assurance can be given that any such acquisitions, when and if made, will be successfully integrated into the Company's existing operations, nor can there be any assurance that the Company will be able to implement this phase of its growth strategy.

Products

         The Company currently offers in excess of 300,000 SKUs, which number represents a 100% increase since 1991. The Company attributes a portion of its sales growth to the total number of SKUs offered. In this regard, the Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. The Company's core products include cutting tools, abrasives, measuring instruments, machine tool accessories, machinery and safety products. As part of its strategy of supplying an increasing portion of its customers' MRO needs, the Company has recently expanded its product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics and has significantly increased its offering of flat stock raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

         The Company's offering of specific products from multiple manufacturers at different prices and quality levels permits MSC to offer a good-better-best product selection alternative. This alternative provides the customer a choice among similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for a specific task at the lowest cost. For example, if a customer requires a drill bit to drill 100 holes, it would not be cost-effective to purchase the top-of-the-line name brand which is capable of drilling 10,000 holes. MSC's telemarketing representatives and technical support personnel are trained specifically to assist customers in making intelligent cost-saving purchases. The Company believes that its product alternative offerings and knowledgeable customer service and technical support personnel result in significant amounts of repeat business and are an integral part of MSC's overall customer cost reduction strategy.

         The following table itemizes the product categories currently offered by MSC and the number of SKUs available in each product category:

                                                              Number of
         Category                                               SKUs
         --------                                             ---------
         Cutting Tools                                         119,000
         Machinery                                              27,500
         Fasteners                                              24,500
         Tooling                                                20,100
         Measuring Instruments                                  15,700
         Flat Stock Raw Materials                               14,300
         Electrical Supplies                                    10,900
         Power Transmission                                     10,900
         Plumbing Supplies                                      10,900
         Material Handling                                      10,800
         Hand and Power Tools                                   10,200
         Abrasives                                               9,200
         Hose Tube and Fittings                                  6,700
         Safety Products                                         5,800
         Process Instrumentation                                 5,000
         Hardware                                                4,600
         Welding                                                 4,600
         Marking Products                                        2,800
         Janitorial/Maintenance                                  2,700
         Lubricants                                              1,700
         Pneumatics                                              1,100
         Pumps                                                     800
         Miscellaneous                                            3,200
                                                              ---------

                  Total                                        323,000
                                                              ---------
                                                              ---------


         The Company purchases substantially all of its products directly from approximately 1,700 manufacturers located in the United States. Approximately 10% of products are purchased from manufacturers located overseas. The Company is not materially dependent on any one supplier or small group of suppliers. No single supplier accounted for more than 5% of the Company's total purchases in fiscal 1996. Generic products, primarily machine tools, are manufactured by third parties to the Company's specifications.

Distribution Centers

         A significant number of the Company's products are carried in stock, and approximately 95% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. The operations of the Company's distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. The Company has invested significant resources in technology and automation to increase efficiency and reduce costs, and continuously monitors its order fulfillment process and endeavors to maintain its commitment to technological efficiencies and cost reduction. The Company currently utilizes three distribution centers for product shipment located in Long Island, New York, Atlanta, Georgia and Elkhart, Indiana. The Company commenced shipping from the Elkhart, Indiana distribution center during fiscal 1996, and the center is now fully operational. During fiscal 1996, the Company announced plans to relocate its Long Island distribution center to Harrisburg, Pennsylvania. That distribution center commenced shipping in September 1996, and is expected to be fully operational during the first half of fiscal 1997. Over the next several years, the Company intends to open additional distribution centers in the West and Southwest in order to achieve the Company's goal of next day delivery throughout the continental United States.

Sales and Marketing

         The Company's customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $130. The Company focuses its marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $500,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100-999 employees and annual MRO purchases of between $500,000 and $1,000,000. The Company's strategy to pursue the large corporate segment is to develop relationships with, and supply MRO products directly to, integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

         The Company believes that its expanded product offerings, rapid delivery capabilities and total cost reduction strategy are critical to expanding its market share. MSC has in excess of 127,000 active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. The Company targets these individual buyers within an organization and distributes publication titles corresponding to the product categories for which such buyers are responsible. The Company is able to accomplish this directed marketing strategy as a consequence of the depth of customer information contained in its information systems databases. The Company's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company has invested significant resources in developing an extensive customer and prospect database. This database, which includes more than 685,000 buyers' names, is a key component of the Company's growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry of operation, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, order value). The Company supplements this database with third party mailing lists which are screened to the Company's specifications. In fiscal 1996, such lists resulted in over 793,000 mailings to potential buyers who had not previously purchased from MSC. The Company has recently hired a database management professional to utilize more effectively the information contained in the Company's database and purchased lists. The Company believes that this variety and depth of information on its customers offers the

Company a significant competitive advantage in increasing sales to existing customers and attracting new customers.

         The Company relies on its approximately 270 in-bound telemarketing representatives, who are responsible for a substantial majority of customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in the Company's information systems databases. The Company's "one call does it all" philosophy is predicated on the ability of the telemarketing representative, with the assistance of the Company's information systems databases, to respond effectively to the customer's needs. When a customer places a call to the Company, the telemarketing representative taking the call has immediate access, through the Company's proprietary information systems databases, to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of the over 300,000 SKUs offered by MSC. The telemarketing representative is able to access historical and current billing information, purchasing profiles, plant and industry information and is prompted to update the information contained in the databases, including employee and buyer personnel information. The Company believes that its information systems databases are an important factor in achieving customer satisfaction and the success of the Company's business strategy.

         MSC's telemarketing representatives undergo an intensive two week training course, are required to attend regular on-site training seminars and workshops and are monitored and evaluated at regular intervals. Additionally, the telemarketing representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Telemarketing representatives receive technical training regarding various products from vendors and in-house training specialists. The Company also maintains a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

         Additionally, the Company employs a direct sales force of approximately 110 sales representatives. These commission-based sales representatives are responsible for presenting the Company's total cost reduction program to existing customers and increasing sales per customer.

Branch Offices

         The Company currently operates 33 branch offices located in 20 states. These branch offices receive approximately 35% of all orders and are staffed with highly trained telemarketing representatives that utilize the same information systems as in the distribution centers. The Company has experienced higher sales growth and market penetration in areas where it has established a branch office and believes its branch offices are critical to the success of the Company's business strategy. In addition to opening new branch offices in support of its distribution centers, the Company has acquired local distributors and converted them to branch offices in new geographic locations to obtain an immediate established local market presence through use of the acquired customer base and integration of its operations with MSC. The Company believes that branch office acquisitions will result in more rapid expansion at a lower cost. See "--Acquisitions."

Publications

         The Company's primary reference tool is its 3,560 page master catalog, which is supported by specialty and promotional catalog, brochure and newspaper titles, approximately 70 of which were published in fiscal 1996. Specialty and promotional publications permit multiple targeted mailings to customers within various specialty process areas, such as welding, electrical supply and hose and tubing. The Company intends to distribute specialty and promotional catalogs, brochures and newspapers through utilization of the Company's databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

         MSC's in-house staff designs and produces all of MSC's catalogs, brochures and newspapers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing the Company the flexibility to alter its product offerings and pricing and refine its catalog, brochure and newspaper formats more quickly.

         The success of the Company's targeted marketing program in enhancing revenue has justified an increase in the Company's direct mail budget (excluding cooperative advertising revenue) from approximately $3.8 million in fiscal 1992 to approximately $10 million in fiscal 1996. The budget for fiscal 1997 is approximately $11 million. As reflected in the following table, the number of publication titles has increased from 12 in fiscal 1992 to approximately 70 in fiscal 1996. The number of pieces mailed has increased from
2.4 million in fiscal 1992 to 6.3 million in fiscal 1996, and is expected to reach approximately 9.0 million in fiscal 1997.

                                                                               Fiscal Year Ended
                                                --------------------------------------------------------------------------------
                                                 August 29,      August 28,     August 27,       September 2,      August 31,
                                                    1992            1993           1994              1995             1996
                                                 (52 weeks)      (52 weeks)     (52 weeks)        (53 weeks)        (52 weeks)
                                                 ----------      ----------     ----------        ----------        ----------
Number of publication titles.................        12              13             20                    38           70
Number of publications mailed................    2,447,000       2,688,000       4,794,000         6,604,000        6,300,000


Customer Service

         One of the Company's goals is to make purchasing its products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of the Company's business. Order entry and fulfillment occurs at each of the Company's 33 branches and main call centers located at the Company's three operating distribution centers . Calls are received by highly trained in-bound telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. The Company's branch offices field approximately 35% of all telephone orders. The Company's telephone ordering system is flexible and, in the event of local or regional breakdown, can be rerouted to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the warehouse closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with the Company are shipped by United Parcel Service ("UPS"), and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. The Company has no written agreement with UPS but has been able to negotiate favorable shipping rates due to the volume of shipments from the Company. The Company is not dependent on any one carrier and believes that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as the Company's primary carrier. The Company believes that its relationships with all its carriers are satisfactory. The Company guarantees same-day shipping if the order is received prior to 4:30 p.m. eastern time and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

Information Systems

         The Company's proprietary information systems allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of its business. These proprietary information systems enable the Company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. The proprietary information systems enable the Company to achieve cost savings, deliver superior customer service and manage its operations centrally. Certain of the Company's information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. The Company also maintains a sophisticated buying and inventory management system that monitors substantially all of its SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. The Company has completed the testing of an EDI purchasing program with its vendors and customers for the purpose of reducing inventory levels and increasing inventory turnover and expects to offer such program to many of the Company's vendors during fiscal 1997.

         In addition to the proprietary computer software programs for use in the telemarketing and distribution operations, the Company has also developed a proprietary MRO management system, the Customer Direct Access Plus System ("CDA"), which is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to the Company's computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities and cross-referencing capability to a customer's own product stock numbers. In addition, the Company is developing a Windows(R)-based CDA and a CD-ROM package and has recently commenced providing product information on the Internet.

         The Company runs its systems on an AS400 platform and utilizes disaster recovery techniques and procedures which the Company believes are adequate to fulfill its needs and are consistent with this type of equipment. The Company believes that planned enhancements and upgrades to the next generation of its existing operating platforms will be sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

Acquisitions

         The Company has completed only a limited number of acquisitions to date. The Company, however, may actively consider acquisitions as part of its future growth strategy if opportunities arise. The Company believes that the ongoing consolidation within the industrial supply industry is spurring smaller competitors to seek partners to increase their productivity and reduce costs. The Company believes that it is well positioned to play a significant role in this industry consolidation.

         The Company believes that the most beneficial acquisitions are those which can be integrated into its existing operations. Accordingly, the Company expects to focus on branch office acquisition prospects that can be integrated into its distribution facilities. The Company will also consider new market acquisitions if they are of sufficient size that the Company can establish a meaningful presence in such markets in accordance with its geographic growth plans.

         Upon completing an acquisition within an existing market, the Company intends to move rapidly to integrate the acquired entity into its existing operations. The Company believes that such integration offers a number of opportunities to improve productivity and customer service. These benefits include: (i) elimination of redundant facilities and services, (ii) reduction of administrative overhead, (iii) consolidation of purchasing power, (iv) expanded customer services, and (v) increased merchandise selection. From time to time, the Company has engaged in and continues to engage in preliminary discussions with respect to potential acquisitions. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate. No assurance can be given that any such acquisitions, when and if made, will be successfully integrated into the Company's existing operations, nor can there be any assurance that the Company will be able to implement this phase of its growth strategy.

Competition


         The MRO supply industry is a large, fragmented industry that is highly competitive. The Company faces competition from (i) traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, and manufacturers of MRO supplies and (ii) large warehouse stores and larger direct mail distributors. The Company believes that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Certain of the Company's competitors offer a greater variety of products and have substantially greater financial and other resources than the Company. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. The Company believes it competes effectively on all such criteria.

Employees

         As of November 2, 1996, the Company employed approximately 1,420 employees, including approximately 1,360 full-time and approximately 60 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relationships with employees to be good and has experienced no work stoppages.


Item 2.  PROPERTIES.

         The Company's distribution centers are as follows:

                                                        Approx.
     Location                                           Sq. Ft.
     --------                                       --------------

Atlanta, Georgia(1)                                     340,000
Long Island, New York(2)                                243,000
Elkhart, Indiana(3)                                     270,000
Harrisburg, Pennsylvania                                270,000
(expected to be fully operational
in February 1997)(3)

----------

(1)    The lease for this facility expires on July 31, 2010.
(2) The Long Island distribution center consists of 3 separate facilities--an 83,000 square foot headquarters and small parts shipping facility located in Plainview, New York, a 100,000 square foot item shipping and receiving facility located in Central Islip, New York and a 60,000 square foot small parts receiving facility located in Plainview, New York. The leases for these facilities expire on December 13, 1997,

       December 31, 1997, and August 1, 2000, respectively.
(3)    This facility is owned by the Company.


         The Company maintains 33 branch offices located in 20 states, ranging in size from 3,000 to 16,000 square feet. The leases for these branch offices will expire at various periods between August 1996 and December 2003. The aggregate annual lease payments on these properties in fiscal 1996 was approximately $915,000.

         The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.


Item 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the executive officers of the Company. The executive officers of the Company were elected in October 1995 to the positions listed. Accordingly, all descriptions of positions held with MSC or the Company prior to October 1995 refer to the Operating Subsidiary.

Name                                        Age       Position
----                                        ---       --------
Sidney Jacobson........................      78       Chairman of the Board of Directors
Mitchell Jacobson......................      45       President, Chief Executive Officer and Director
James Schroeder........................      56       Vice President, Chief Operating Officer and Director
Shelley Boxer..........................      49       Vice President, Chief Financial Officer and Director
Thomas Eccleston.......................      48       Vice President - Plant and Equipment
                                                      and Secretary
Barbara Schwartz.......................      64       Vice President - Human Resources

         Sidney Jacobson is a co-founder of MSC and has been its Chairman since June 1982. Prior to 1982, Mr. Jacobson served as President and Chief Executive

Officer of MSC since 1941.

         Mitchell Jacobson was appointed President and Chief Executive Officer of MSC in June 1982. Prior to that time, Mr. Jacobson had been an Executive Vice President since joining the Company in 1976. Mitchell Jacobson is the son of Sidney Jacobson.

         James Schroeder was appointed Vice President and Chief Operating Officer of MSC in 1986. Mr. Schroeder has served as Group Vice President of National Service Industries, a manufacturing company, from 1984 to 1986, as President of Avanti Motor Corp., an automobile dealership company, from 1983 to 1984, and as President of the MSC Division of Wheelabrator-Frye, Inc., a manufacturing company, from 1980 to 1983.

         Shelley Boxer was appointed Vice President and Chief Financial Officer of MSC in 1993. Mr. Boxer was formerly the Vice President and Chief Financial Officer at Joyce International, Inc., a distribution and manufacturing company, from 1992 to 1993. From 1987 to 1992, he was the Executive Vice President and Chief Financial Officer at Kinney Systems, Inc., an automobile parking and real estate company. From 1982 to 1987, Mr. Boxer was Vice President and Treasurer of Meyers Parking System, Inc., an automobile parking and real estate company.

         Thomas Eccleston joined MSC in 1985 and was appointed Vice President of Plant and Equipment of MSC in 1986. Prior to joining MSC, Mr. Eccleston was the Director of Marine Operations at Prudential Lines, Inc., a shipping company, from 1979 to 1983 and Operations Manager at Norton, Lilly & Co., an international steamship agency, from 1973 to 1979.

         Barbara Schwartz joined MSC in 1974 and was appointed Vice President of Human Resources in 1986. From 1983 to 1985, Ms. Schwartz held the position of Director of Operations and from 1976 to 1983 was the Controller at MSC.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from December 1995 (when the Company listed the Class A common stock on the NYSE) to August 31, 1996:

         Quarter
         -------
                                                                                                  High     Low
                                                                                                  ----     ---
Second Quarter (beginning December 15, 1995)............................................         $28-3/8   $22-1/4
Third Quarter...........................................................................          37        27-5/8
Fourth Quarter..........................................................................          37-1/8    27-7/8

         On November 22, 1996, the last reported sales price for the Class A common stock on the NYSE was $37-1/8 per share.

         The approximate number of holders of record of the Class A common stock as of November 22, 1996 was 500. The number of holders of record of the Company's Class B common stock as of November 22, 1996 was 9.

         The Company has not declared cash dividends on the Class A common stock and does not have any plans to pay any cash dividends on the Class A common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the Class A common stock will be retained to finance the business of the Company and its subsidiaries.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended August 27, 1994, September 2, 1995 and August 31, 1996 and the selected balance sheet data as of September 2, 1995 and August 31, 1996 are derived from the Company's audited financial statements which are included elsewhere herein. The selected balance sheet data as of August 29, 1992, August 28, 1993 and August 27, 1994 and the selected income statement data for the fiscal years ended August 29, 1992 and August 28, 1993 are derived from audited financial statements of the Company not included herein.


                                -------------------------------------------------------------
                                 August 29,  August 28,  August 27, September 2,  August 31,
                                    1992        1993        1994        1995         1996
                                 (52 weeks)  (52 weeks)  (52 weeks)  (53 weeks)   (52 weeks)
                                -------------------------------------------------------------
                                                       (in thousands)
Income Statement Data:
  Net sales.....................    $125,454    $142,287    $174,682     $248,483   $305,294
  Gross profit..................      55,385      61,796      74,852      103,288    126,775
  Operating expenses............      42,454      44,951      50,811       69,532     83,666
  Restructuring charge..........          --          --          --           --      8,600
  Income from operations........      12,630      16,845      24,041       33,756     34,509
  Income taxes..................         323         418         813          765      5,531
  Net income....................      10,458      15,682      22,573       31,698     28,503
  Pro forma net income(1) ......       6,523       9,740      14,149       19,640     20,591
  Pro forma Net income per share(2)                                                    $0.67
  Pro forma weighted Number of
  shares outstanding(2).......                                                        30,696

Selected Operating Data(3):
  Active customers..............          75          78          98          120        127
  Number of SKUs................         140         150         170          231        302
  Orders entered................         967       1,103       1,348        1,833      2,155
  Number of publication titles
  (not in thousands)............          12          13          20           38         70
  Number of publications
  mailed........................       2,447       2,688       4,794        6,604      6,300
  Revenue per employee..........   $     189   $     201   $     214    $     249  $     266

                                      14

                                      August 29,        August 28,       August 27,       September 2,      August 31,
                                         1992              1993             1994              1995             1996
                                     --------------   --------------   ---------------   ---------------  ---------------
Balance Sheet Data (at period end):
     Working capital...........           $54,158          $57,335           $48,726           $81,228           $163,785
     Total assets..............            75,745           80,853            91,307           139,032            265,484
     Short-term debt...........               498              665            12,728             9,208              2,486
     Long-term debt, net of

     current portion...........            23,762           18,374             3,220            30,969             42,191
     Shareholders' equity......            40,187           49,708            55,750            72,088            172,571

---------------------------


(1) Gives pro forma effect to "C" corporation taxation at an assumed annual rate of 39.5%.
(2) Pro forma net income per common share for the year ended August 31, 1996 includes the pro forma effect of a "C" corporation income tax provision for the entire fiscal year. Pro forma weighted average common shares outstanding include (i) the weighted average shares of Class A and Class B common stock outstanding during the year, (ii) the impact of approximately 262 shares issued for the acquisition of Primeline International, Inc. and the Restricted Stock Plan assumed outstanding for the entire year, (iii) the impact of 3,318 shares issued in the initial public offering, the proceeds of which were used to pay the final "S" corporation distribution, assumed outstanding for the entire year, and (iv) the common stock equivalent impact of 756 outstanding options issued under the Company's 1995 Stock Option Plan based upon the grant date of the options.
(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         In recent years, the Company made the strategic decision to leverage its strength as a low-cost value-added MRO provider by adding new categories of MRO supplies, such as welding and electrical supplies, which has increased sales to existing customers and allowed the Company access to new customers. The Company believes that revenue has increased, in part, as a result of the increase in the number of stock keeping units ("SKUs"); however, the Company is unable to quantify precisely the impact of such increase. The Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. During fiscal 1996, the Company added over 70,000 SKUs and expects to add approximately 25,000 SKUs during each of the next two fiscal years. The Company generally adds SKUs in response to the feedback it receives from its existing customers. In this way, the Company seeks to increase purchases from existing customers through increased product offerings that it knows are desired by its customers. While adding new product categories is important to increasing volume and profits, this expansion will result in increases in the Company's inventory purchases. The Company also seeks to expand its customer base by offering its increased product lines and product offerings to customers who have not previously purchased merchandise from the Company. There can be no assurance that the Company will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

         The Company significantly expanded its direct mail marketing program from approximately 4.8 million pieces in fiscal 1994 to 6.6 million pieces in fiscal 1995. In fiscal 1996, the Company adopted a more focused strategy for targeting mailing pieces and increased its level of investment in new products and distribution capabilities. Accordingly, in fiscal 1996, mailings remained relatively flat at 6.3 million pieces. Targeted mailings to customers or potential customers are designed to maximize the Company's return in relation to its marketing expenditures. The Company utilizes its customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. The Company believes that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

         In fiscal 1997, the Company intends to take advantage of the additional products offered and its expanded distribution capabilities by further increasing its direct marketing efforts. These direct marketing efforts are expected to enhance the expanded products offerings and improved distribution capabilities; however, the costs associated with this program will be incurred substantially in advance of increased sales and may negatively impact operating margins in the short term. Such costs are expected to be offset, in part, by increases in vendor funded co-op payments which will offset a portion of the catalog and mailing expenses. There can be no assurance that continued expansion of the Company's direct mail marketing program will result in new customers or an increase in sales from existing customers.

         Revenue per employee increased from approximately $214,000 in fiscal 1994 to approximately $266,000 during fiscal 1996. The Company believes that this increase in revenue per employee is indicative of its efforts to achieve higher levels of efficiency and cost savings at the employee level. Commencement of shipping operations at the Elkhart, Indiana distribution center has had a negative impact on revenue per employee. Further, commencement of shipping operations at the Harrisburg, Pennsylvania distribution center may have a negative impact on revenue per employee until such time as this facility is fully operational. The Company intends to continue to improve the efficiency and performance of its employees, although there can be no assurance that this can be accomplished.

         The number of annual orders entered and processed has increased from approximately 1.3 million in fiscal 1994 to approximately 2.2 million during fiscal 1996. The average order size of approximately $130 has remained relatively constant throughout this period. The Company believes that its targeted marketing campaign strategy to continue to add new product categories and new products within existing categories and increased efficiencies in order processing have been significant contributing factors to the Company's increase in orders and, accordingly, sales, both from existing customers and from new customers; however, there can be no assurance that the Company will be able to continue to grow at rates recently experienced or at all.

         In fiscal 1996, the Company recorded and, through the first half of fiscal 2001 the Company will record, a non-cash deferred compensation charge at a rate of approximately $600,000 per year as a result of the issuance of approximately 156,000 shares of Class A Common Stock to certain of the Company's employees pursuant to the Company's 1995 Restricted Stock Plan.

         MSC commenced shipping operations at its new distribution center in Elkhart, Indiana during fiscal 1996 in order to improve the Company's efficiency, geographic distribution and market penetration. The opening of this new distribution center required a substantial capital investment, including expenditures for real estate and construction, and substantial investment for inventory. The opening has also adversely impacted distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and since the commencement of operations. Additionally, until sales volumes mature at this new distribution center, expenses as a percentage of sales may be adversely impacted. During fiscal 1996, the Company also incurred substantial capital investment in commencing the relocation of its Long Island distribution center to Harrisburg, Pennsylvania. The relocation is likely to have adverse effects similar to those arising from the opening of the Elkhart, Indiana distribution center on distribution expenses as a percentage of sales, inventory turnover and return on investment over the next two fiscal years.


Results Of Operations

         The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1994, 1995 and 1996:


                                               August 27, 1994            September 2, 1995       August 31, 1996
                                               ---------------            -----------------       ---------------
Net sales (dollars in thousands)...........        $174,682                   $248,483               $305,294
                                                   ========                   ========               ========

Net sales..................................              100.0%                   100.0%                100.0%
Gross profit...............................               42.9                     41.6                  41.5
Operating expenses.........................               29.1                     28.0                  27.4
Restructuring charge.......................                --                       --                    2.8
Income from operations.....................               13.8                     13.6                  11.3
Net income.................................               12.9                     12.8                   9.3

Pro forma net income.......................                8.1                      7.9                   6.7

Year Ended August 31, 1996 Compared to Year Ended September 2, 1995

         Net sales increased by $56.8 million, or 22.9%, to $305.3 million in fiscal 1996 from $248.5 million in the fiscal 1995, which included one extra week (the Company's fiscal years contain either 52 or 53 weeks). This increase was primarily attributable to an increase in sales to the Company's existing customers and, to a lesser extent, to an increase in the number of new customers. The increase in sales to existing customers was derived primarily from an increase of 31% in the number of SKUs offered as well as from more focused marketing efforts. Average annual sales per customer increased 16%, and the number of active customers increased 6% in fiscal 1996, as compared to fiscal 1995.

         Pro forma net income increased by $1.0 million or 4.8%, to $20.6 million in fiscal 1996 from $19.6 million in fiscal 1995. This change in pro forma net income reflects primarily the cumulative effects of the changes in net income. As a percentage of sales, pro forma net income in fiscal 1996 decreased to 6.7% from 7.9% in fiscal 1995. This decline in pro forma net income as a percentage of sales reflects primarily the restructuring charge in 1996, offset, in part, by the percentage decline in other operating expenses and the decline in pro forma income taxes, both as a percentage of sales.

         Gross profit increased by $23.5 million, or 22.7%, to $126.8 million in fiscal 1996 from $103.3 million in fiscal 1995. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit remained constant at approximately 41.5% and 41.6% for the respective periods.

         Operating expenses, exclusive of the restructuring charge, increased by $14.1 million, or 20.3%, to $83.7 million in fiscal 1996 from $69.5 million in fiscal 1995. This increase was attributable to increased sales volume which required added staffing and support. As a percentage of sales, operating expenses declined from 28.0% to 27.4%.

         Restructuring charge of $8.6 million, recorded during the third quarter of fiscal 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. This is the equivalent of $5.2 million after taxes, or $0.17 per share. The restructuring charge includes the cost of relocating or replacing the Company's Long Island workforce, the cost to physically move the inventory from Long Island to Harrisburg, Pennsylvania, and the cost of leases and assets associated with abandoned facilities. The Harrisburg, Pennsylvania distribution center commenced shipping in September 1996, and is expected to be fully operational in the first half of fiscal 1997.

         Income from operations increased by $0.7 million, or 2.2%, to $34.5 million in fiscal 1996 from $33.8 million in fiscal 1995. This increase was attributable to increased sales and gross profit offset in part by the aforementioned restructuring charge and increases in operating expenses. Before taking into account the restructuring charge, income from operations would have increased by $9.4 million, or 27.7%, to $43.1 million.

         Net income decreased by $3.2 million, or 10.1%, to $28.5 million in fiscal 1996, from $31.7 million in fiscal 1995. The decrease in net income is primarily attributable to the restructuring charge and taxation at "C" corporation rates for a portion of fiscal 1996, partially offset by increased sales and gross profit. Before taking into account the restructuring charge, net income would have increased by $2.0 million, or 6.3%, to $33.7 million.


Fiscal Year Ended September 2, 1995 Compared to Fiscal Year Ended August 27,
1994

         Net sales increased by $73.8 million, or 42.2%, to $248.5 million in fiscal 1995 from $174.7 million in fiscal 1994. This increase was attributable to a 20% increase in the number of SKUs offered by MSC, a 19% increase in revenue per SKU and the inclusion of an extra week in fiscal 1995 (the Company's fiscal years contain either 52 or 53 weeks). These increases also reflect a 24% increase in the average number of active customers and a 15% increase in average annual sales per customer. The Company believes that the new customers were attracted as a result of direct marketing expenditures of $6.5 million in fiscal 1995 compared to expenditures of $3.9 million in fiscal 1994 (net of cooperative advertising revenue of approximately $1.1 million in fiscal 1995 and approximately $0.5 million in fiscal 1994), as well as the addition of 24 new sales representatives and the opening of 4 new branch offices. The Company believes that average sales per customer increased primarily as a result of the increased selection of merchandise available as reflected by the increased SKU count, as well as increased direct marketing efforts.

         Gross profit increased by $28.4 million, or 38.0%, to $103.3 million in fiscal 1995 from $74.9 million in fiscal 1994. As a percentage of sales, gross profit margins in fiscal 1995 declined to 41.6% from 42.9% in fiscal 1994. The absolute increase in gross profit was attributable to increased sales and the inclusion of an extra week in fiscal 1995, offset in part by decreasing margins. Gross profit margins declined, in part, due to the introduction of approximately 61,000 new SKUs in fiscal 1995. New SKUs are typically introduced at slightly reduced prices in order to establish such products in the marketplace. The Company believes that new product introductions will ultimately result in increased gross margins when new product volumes reach levels that are customary for mature products. Operating software improvements allowing better control over buying and pricing decisions were implemented during fiscal 1995 and are expected to have a positive impact on margins for fiscal 1996 and beyond.

         Operating expenses increased by $18.7 million, or 36.8%, to $69.5 million in fiscal 1995 from $50.8 million in fiscal 1994. As a percentage of sales, operating expenses in fiscal 1995 declined to 28.0% from 29.1% in fiscal 1994. The absolute increase in operating expenses was attributable to increased sales volumes which required added staffing and support, and the inclusion of an extra week in fiscal 1995. The decline in operating expenses as a percentage of sales was attributable to leveraging of fixed costs over a larger revenue base, the realization of economies of scale and installed technological improvements such as increased automation of order processing and improvements in fulfillment processes. The improvements were offset, in part, by increased direct marketing expenditures necessary to expand the Company's customer base and product development, marketing and stocking costs necessary to support the increased SKU count. The Company expects to incur approximately $3.5 million of additional operating, personnel and depreciation expenses during fiscal 1996 with respect to its new Elkhart, Indiana distribution facility. This facility will continue to incur similar expenses until commencement of full scale operations in fiscal 1997.

         Income from operations increased by $9.7 million, or 40.4%, to $33.7 million in fiscal 1995 from $24.0 million in fiscal 1994. As a percentage of sales, income from operations in fiscal 1995 decreased to 13.6% from 13.8% in fiscal 1994. This decrease reflects the cumulative effects of a 1.3% decline in gross profit margins offset by a 1.1% improvement in operating expenses as a percentage of sales.

         Net income increased by $9.1 million, or 40.4%, to $31.7 million in fiscal 1995 from $22.6 million in fiscal 1994. As a percentage of sales, net income in fiscal 1995 decreased to 12.8% from 12.9% in fiscal 1994. This decrease reflects the cumulative effects of a 1.3% decline in gross profit margins and a 0.3% increase in net interest expense as a percentage of sales, offset primarily by a 1.1% improvement in operating expenses as a percentage of sales.

         Pro forma net income increased by $5.5 million, or 38.9%, to $19.6 million in fiscal 1995 from $14.1 million in fiscal 1994. As a percentage of sales, pro forma net income in fiscal 1995 decreased to 7.9% from 8.1% in fiscal 1994. This change in pro forma net income reflects the cumulative effects of the changes in net income.


Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of the Company's last twelve fiscal quarters.

                                  Year Ended September 2, 1995            Year Ended  August 31,1996
                               -----------------------------------  -----------------------------------
                                 First   Second   Third   Fourth      First   Second    Third   Fourth
                                Quarter Quarter  Quarter  Quarter    Quarter  Quarter  Quarter Quarter
                                                        (dollars in thousands)
Income Statement Data:

      Net sales..............  $54,118  $61,187 $66,719  $66,459    $69,681  $74,631  $80,215   $80,767
      Income from operations.    6,520   8,353   10,128    8,755      8,766   10,305    4,378    11,060
      Net income.............    6,210   7,880    9,311    8,297      7,988   10,950    2,758(2)  6,807
      Pro forma net income(1)    3,845   4,900    5,782    5,113      4,969    6,305

      -------------------

(1) Gives pro forma effect to "C" corporation taxation at an assumed annual rate of 39.5%.

(2) Net of restructuring charge of $5,200 (after income tax effect of $3,400).

         The Company has generally experienced slightly lower sales volumes during the summer months and the Company expects this trend to continue in the foreseeable future. As a result, net income in its fourth fiscal quarter is somewhat lower than in the third fiscal quarter, excluding the effect of the Restructuring Charge in fiscal 1996, due largely to the continuation of the Company's fixed costs during slower sales periods. The Company's quarterly results of operations may also fluctuate as a result of a variety of other factors, including the timing of commencement of operations at new distribution centers.


Liquidity and Capital Resources

         The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth and (ii) prior to the Reorganization, distributions to its existing shareholders, primarily to satisfy their tax liabilities resulting from the S corporation status of the Operating Subsidiary. The Company's primary sources of financing have been cash from operations, bank borrowings under the Company's revolving credit facility (the "Credit Facility"), subordinated loans from shareholders, a portion of the proceeds from the Initial Public Offering, and a portion of the proceeds of the Company's public offering in fiscal 1997 (the "Second Offering"). The Company anticipates that the proceeds from these offerings, its cash flows from operations and available lines of credit will be adequate to support its operations for the immediate future and for at least the next 24 months.

         In March 1996, the Company commenced shipments from its Elkhart, Indiana distribution center, which provides next day service to most of the midwestern United States. The increases in inventory reflected in the August 31, 1996 balance sheet are substantially the result of the opening of this facility.

         Under the terms of the Credit Facility, the Company has available unsecured borrowings of up to $80 million. Interest on amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate (8.25% at August 31, 1996) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum. The Credit Facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains certain financial covenants which require the Company to maintain a minimum net worth, ratio of current assets to current liabilities, ratio of liabilities to effective net worth, minimum interest coverage ratio and positive net income, to refrain from capital expenditures in excess of certain amounts and to limit the issuance of dividends. As of August 31, 1996, the Company was not in compliance with the maximum capital expenditure covenant, however, the Company received a waiver from the bank. As of November 22, 1996, the Company had no outstanding borrowings under the Credit Facility.

         Net cash used in operating activities increased $29.7 million to $30.9 million from $1.2 million for the fiscal years ended August 31, 1996 and September 2, 1995, respectively, primarily due to purchases of inventory in connection with the stocking of the Elkhart distribution center and introduction of new products. Net cash provided by operating activities was $21.0 million in fiscal 1994. The decrease from fiscal 1994 to fiscal 1995 resulted principally from an increase in inventory due to investments in the new Elkhart, Indiana distribution center and a build-up of inventory for the introduction of approximately 70,000 new SKUs in September 1995. Net cash used in investing activities for the fiscal years ended August 31, 1996 and September 2, 1995 was approximately $37.4 million and $9.5 million, respectively. The increase substantially represents costs associated with the construction of the distribution centers in Elkhart, Indiana and Harrisburg, Pennsylvania. Net cash used in investing activities in fiscal 1995 of $9.5 million was primarily as a result of purchases of property, plant and equipment. Net cash used in investing activities in fiscal 1994 of $2.8 million was primarily attributable to purchases of property, plant and equipment, as well as the acquisition of a business for $629,000. Net cash provided by financing activities during the fiscal years ended August 31, 1996, respectively and September 2, 1995 was approximately $69.0 million and $7.9 million. The increase is primarily attributable to proceeds received from the Initial Public Offering, net of repayments of borrowings and distributions to "S" corporation shareholders. Net cash used in financing activities of $15.0 million in fiscal 1994 reflects primarily the Company's borrowings in connection with the Credit Facility and additional bank borrowings principally to fund the growth in inventory.

         Prior to the Reorganization, the Operating Subsidiary was treated as an S corporation under subchapter S of the Internal Revenue Code of 1986 and applicable state tax laws. Upon the consummation of the Reorganization, the status of the Operating Subsidiary as an S corporation was terminated and the Operating Subsidiary and the Company are now subject to federal and state income taxes at applicable corporate tax rates. Prior to the Initial Public Offering, the Operating Subsidiary paid the S corporation Dividend to the then existing shareholders in the aggregate amount of approximately $63 million, which amount was equal to substantially all previously taxed, undistributed S corporation earnings.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       MSC INDUSTRIAL DIRECT CO., INC.

                               AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----
Report of Independent Public Accountants                                               23

Consolidated Balance Sheets as of September 2, 1995 and August 31, 1996                24

Consolidated Statements of Income for the three fiscal years
ended August 31, 1996                                                                  25

Consolidated Statements of Shareholders' Equity for the three fiscal years
ended August 31, 1996                                                                  26

Consolidated Statements of Cash Flows for the three fiscal years ended
August 31, 1996                                                                        27

Notes to Consolidated Financial Statements                                             28

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To MSC Industrial Direct Co., Inc. and Subsidiaries:


         We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of September 2, 1995 (Note 2) and August 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of September 2, 1995 and August 31, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP



Melville, New York
November 6, 1996

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                  September 2, August 31,
                                                                      1995       1996
                                                                   ---------   ---------
                                           ASSETS                   (Note 2)
Current Assets:

     Cash and cash equivalents                                     $     681   $   1,679

     Accounts receivable, net of allowance for
       doubtful accounts of $877 and $1,319, respectively             31,078      41,042

     Inventories                                                      83,448     152,620

     Due from officers, employees and affiliated companies               791       1,052

     Prepaid expenses and other current assets                         1,070       1,792

     Current deferred income tax assets                                   --       9,920

     Prepaid Federal income tax payments                                  --       4,512
                                                                   ---------   ---------

                  Total current assets                               117,068     212,617
                                                                   ---------   ---------

Property, Plant and Equipment, net                                    14,648      38,989
                                                                   ---------   ---------

Other Assets:

     Goodwill                                                             --       8,224

     Prepaid Federal income tax payments                               3,115          --

     Other                                                             4,201       5,654
                                                                   ---------   ---------

                                                                       7,316      13,878
                                                                   ---------   ---------

                                                                   $ 139,032   $ 265,484
                                                                   =========   =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

     Accounts payable                                              $   7,821   $  13,270

     Accrued liabilities                                              18,811      33,076

     Current portion of long-term notes payable                           51       2,486

     Current portion of subordinated debt to
       shareholders                                                    9,157          --
                                                                   ---------   ---------

                  Total current liabilities                           35,840      48,832

Long-term Notes Payable                                               28,348      42,191

Subordinated Debt to Shareholders                                      2,621          --

Other Long-Term Liabilities                                              135         110

Deferred Income Tax Liabilities                                           --       1,780
                                                                   ---------   ---------

                  Total liabilities                                   66,944      92,913
                                                                   ---------   ---------

Commitments and Contingencies (Note 14)

Shareholders' Equity:

     Preferred stock; $0.001 par value; 5,000,000
       shares authorized; none outstanding                                --          --

     Class A common stock; $0.001 par value; 100,000,000
       shares authorized; 0 and 8,311,394 shares,
       respectively, issued and outstanding                               --           8

     Class B common stock; $0.001 par value; 50,000,000
       shares authorized; 24,000,000 and 23,475,000 shares,
       respectively, issued and outstanding                               24          24

     Additional paid-in capital                                        8,034     145,628

     Retained earnings                                                64,030      29,482
                                                                   ---------   ---------

                                                                      72,088     175,142

     Deferred stock compensation                                          --      (2,571)
                                                                   ---------   ---------

                  Total shareholders' equity                          72,088     172,571
                                                                   ---------   ---------


                                                                   $ 139,032   $ 265,484
                                                                   =========   =========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share data)

                                                                   For the Fiscal Years Ended
                                                             ------------------------------------
                                                             August 27,  September 2,  August 31,
                                                                1994        1995         1996
                                                             ---------    ---------    ---------
                                                              (Note 2)     (Note 2)
Net Sales                                                    $ 174,682    $ 248,483    $ 305,294

Cost of goods sold                                              99,830      145,195      178,519
                                                             ---------    ---------    ---------

                  Gross profit                                  74,852      103,288      126,775

Operating expenses                                              50,811       69,532       83,666

Distribution Center Restructuring Charge (Note 5)                   --           --        8,600
                                                             ---------    ---------    ---------

                  Income from operations                        24,041       33,756       34,509
                                                             ---------    ---------    ---------

Other income (expense):

     Income on rental property                                     113          118          123

     Interest expense                                             (870)      (1,870)      (1,534)

     Interest income                                               164           29          647

     Other income (expense), net                                   (62)         430          289
                                                             ---------    ---------    ---------

                                                                  (655)      (1,293)        (475)
                                                             ---------    ---------    ---------

                  Income before provision for income taxes      23,386       32,463       34,034

Provision for income taxes                                         813          765        5,531
                                                             ---------    ---------    ---------

                  Net income                                 $  22,573    $  31,698    $  28,503
                                                             =========    =========    =========


Pro forma information (Note 3):

     Income before provision for income taxes                                         $  34,034

     Pro forma provision for income taxes                                                13,443
                                                                                      ---------

     Pro forma net income                                                             $  20,591
                                                                                      =========

     Pro forma net income per common share                                             $    0.67
                                                                                       =========

     Pro forma weighted average number of common shares
       outstanding                                                                        30,696
                                                                                       =========

                The accompanying notes are an integral part of
                        these consolidated statements.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE THREE FISCAL YEARS ENDED AUGUST 31, 1996

                                (In thousands)

                                            Class A              Class B
                                         Common Stock          Common Stock       Additional             Deferred
                                   ---------------------  ---------------------   Paid-In    Retained      Stock
                                     Shares     Amount      Shares      Amount    Capital    Earnings   Compensation  Total
                                   ---------   ---------  ---------   ---------  ---------   ---------  ------------ ---------
BALANCE, August 28, 1993                  --   $      --     24,000   $      24  $   8,034   $  41,650   $      --   $  49,708

    Net income                            --          --         --          --         --      22,573          --      22,573

    Distributions to
      shareholders                        --          --         --          --         --     (16,531)         --     (16,531)
                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, August 27, 1994                  --          --     24,000          24      8,034      47,692          --      55,750

    Net income                            --          --         --          --         --      31,698          --      31,698

    Distributions to
      shareholders                        --          --         --          --         --     (15,360)         --     (15,360)
                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, September 2, 1995
  (Note 2)                                --          --     24,000          24      8,034      64,030          --      72,088

    Initial public offering
      of common stock, net
      of costs of offering of
      $10,352 (Note 1)                 7,525           8         --          --    132,623          --          --     132,631

    Exchange of Class B Common
      stock for Class A common
      stock                              525          --       (525)         --         --          --          --          --

    Issuance of restricted
      common stock (Note 12)             157          --         --          --      2,981          --      (2,981)         --

    Cancellation of restricted
      common stock                        (1)         --         --          --        (10)         --          10          --

    Amortization of deferred

      stock compensation                  --          --         --          --         --          --         400         400

    Issuance of common stock for
      acquisition of subsidiary
      (Note 4)                           105          --         --          --      2,000          --          --       2,000

    Net income                            --          --         --          --         --      28,503          --      28,503

    Distributions to shareholders
      (Note 1)                            --          --         --          --         --     (63,051)         --     (63,051)
                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, August 31, 1996               8,311   $       8     23,475   $      24  $ 145,628   $  29,482   $  (2,571)  $ 172,571
                                   =========   =========  =========   =========  =========   =========   =========   =========

                The accompanying notes are an integral part of
                        these consolidated statements.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                For the Fiscal Years Ended
                                                            ----------------------------------
                                                            August 27, September 2, August 31,
                                                              1994         1995       1996
                                                            ---------   ---------   ---------
                                                             (Note 2)   (Note 2)
                                                            ---------   ---------   ---------
Cash flows from operating activities:

       Net income                                           $  22,573   $  31,698   $  28,503
                                                            ---------   ---------   ---------

       Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation and amortization                          1,501       1,932       3,087

         Amortization of deferred stock compensation               --          --         400

         Loss (gain) on disposal of property, plant
           and equipment                                           96          (2)         29

         Provision for doubtful accounts                          489         694       1,019


         Deferred income taxes                                     --          --      (7,811)

         Changes in operating assets and liabilities, net of effect from acquisitions:

           Accounts receivable                                 (5,626)     (8,578)     (7,758)

           Inventories                                         (4,089)    (30,561)    (59,866)

           Prepaid expenses and other current assets            1,845          26         510

           Prepaid federal income tax payments                   (695)     (1,036)     (1,397)

           Other assets                                        (2,366)     (1,435)     (1,334)

           Accounts payable and accrued liabilities             7,222       6,081      14,523

           Other long-term liabilities                             10          (3)       (781)
                                                            ---------   ---------   ---------

                  Total adjustments                            (1,613)    (32,882)    (59,379)
                                                            ---------   ---------   ---------

                  Net cash provided by (used in)
                    operating activities                       20,960      (1,184)    (30,876)
                                                            ---------   ---------   ---------

Cash flows from investing activities:

       Purchases of property, plant and equipment              (2,163)     (9,495)    (26,886)

       Proceeds from sale of property, plant and equipment         40          11          10

       Cash paid for acquisitions, net of cash acquired          (629)         --     (10,530)
                                                            ---------   ---------   ---------

                  Net cash used in investing activities        (2,752)     (9,484)    (37,406)
                                                            ---------   ---------   ---------
Cash flows from financing activities:

       Net proceeds from initial public offering
         of common stock                                           --          --     132,631

       Net (borrowings) proceeds under notes payable          (10,900)     21,349      11,616

       Payments under capital leases                              (84)       (478)         --

       Proceeds from subordinated debt to shareholders         17,232      20,144          --

       Repayment of subordinated debt to shareholders          (9,423)    (17,263)    (11,778)

       Repayments from (advances to) affiliates                 4,715        (539)       (138)

       Distributions to shareholders                          (16,531)    (15,360)    (63,051)

                                                            ---------   ---------   ---------

                  Net cash provided by (used in)
                    financing activities                      (14,991)      7,853      69,280
                                                            ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents            3,217      (2,815)        998

Cash and cash equivalents, beginning of year                      279       3,496         681
                                                            ---------   ---------   ---------

Cash and cash equivalents, end of year                      $   3,496   $     681   $   1,679
                                                            =========   =========   =========

Supplemental disclosures of cash flow information:

       Cash paid during the year for:
       Interest                                             $     866   $   1,883   $   2,022
                                                            =========   =========   =========

       Income taxes                                         $     624   $     561   $  12,376
                                                            =========   =========   =========

Supplemental schedule of noncash investing and financing activities:

       Issuance of stock for purchase of subsidiary (Note 4)       --          --   $   2,000
                                                                                    =========

       Issuance of stock for restricted stock plan (Note 12)        --          --   $   2,981
                                                                                    =========

                The accompanying notes are an integral part of
                        these consolidated statements.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)


1.     BUSINESS AND ORGANIZATION:

       Organization

         MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated in the State of New York on October 24, 1995 as a holding company for the purpose of (i) issuing 8,050 shares of Class A Common Stock in an initial public offering ("IPO") and (ii) issuing 24,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's IPO.

           On December 20, 1995, the Company consummated the IPO relating to the offer and sale of 8,050 shares of Class A Common Stock, 7,525 of which shares were offered by the Company and 525 of which shares were offered by a principal shareholder of the Company, at a price of $19.00 per share. The 525 shares offered and sold by a principal shareholder were converted to Class A Common Stock from previously issued Class B Common Stock. Net proceeds received by the Company were approximately $132,600. As a result of the IPO, the Operating Subsidiary no longer qualified as a subchapter "S" corporation, and became subject to subchapter "C" corporation taxation. Prior to the offering, the Operating Subsidiary declared an "S" corporation dividend to the then existing shareholders in the aggregate amount of approximately $63,000, which amount was equal to substantially all previously taxed, undistributed "S" corporation earnings. The Operating Subsidiary paid the "S" corporation dividend by delivery to the then existing shareholders of promissory notes in the principal amount of such dividends, which notes have been repaid with a portion of the net proceeds from the offering. The provision for income taxes for the year ended August 31, 1996 reflects "S" corporation taxation through the date of the public offering, and "C" corporation taxation thereafter (Note
2).

       Business

           The Company is a distributor of industrial equipment and supplies with headquarters in Plainview, New York. The Company serves both domestic and international markets through its distribution network, which includes thirty-three local branches in twenty states, concentrated in the Eastern and Southern United States, regional distribution centers in Plainview/Central Islip, New York; Elkhart, Indiana and Atlanta, Georgia and a planned distribution center near Harrisburg, Pennsylvania (Note 5).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


       Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its wholly-owned subsidiaries Sid Tool Co., Inc., Swiss Precision Instruments, Inc., Cut-Rite Tool Corp., D.T.C. Tool Corp., Primeline International, Inc., Kaja Productions, Inc. and MSC Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

           The 1994 and 1995 financial statements included herein are those of the Operating Subsidiary and have been retroactively restated to give effect to the recapitalization of the Company related to the IPO (Note 1). The 1996 consolidated financial statements are those of the Company and its subsidiaries which, prior to December 20, 1995, reflect only the activity of the Operating Subsidiary.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



       Fiscal Year

           The Company's fiscal year ends on the Saturday closest to August 31. The financial statements for fiscal 1994, 1995 and 1996 contain activity for fifty-two weeks, fifty-three weeks and fifty-two weeks, respectively.

       Cash and Cash Equivalents

           Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

       Concentration of Credit Risk

           The Company's mix of receivables is diverse, with approximately 127,000 active customer accounts. The Company sells its products directly to end users and, in some cases, to other wholesalers and distributors in its market areas.

       Inventory Valuation

           Inventories consist of merchandise held for resale and are stated at the lower of average cost or market.

       Property, Plant and Equipment


           Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on both the straight-line and accelerated methods based on the estimated useful lives of the assets.

           Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

           In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", interest attributable to construction of distribution centers is capitalized as part of the cost of related buildings during the period prior to which such facilities are available and ready for use. The amount of interest included in property, plant and equipment at September 2, 1995 and August 31, 1996 is $231 and $719, respectively.

           The Company capitalizes certain payroll costs associated with the development of internal computer systems. These costs are included within property, plant and equipment in the accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems, not to exceed five years.

       Goodwill

           Goodwill shown in the consolidated balance sheet at August 31, 1996 relates to several acquisitions completed during fiscal 1996 (Note 4). Goodwill is being amortized on a straight-line basis over a 40-year period.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



Accumulated amortization was $44 at August 31, 1996. There was no goodwill at September 2, 1995.

       Deferred Catalog Costs

           The costs of producing and distributing the Company's principal catalogs ($3,546 and $4,488 at September 2, 1995 and August 31, 1996, respectively) are deferred and included in other assets in the Company's consolidated balance sheet in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs". These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

       Sales Returns

           The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserve established for anticipated sales returns.

       Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Income Taxes

           The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.

           Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and certain accrued liabilities related to the restructuring charge described in Note 5. Deferred tax assets and liabilities, which were established in the second quarter of fiscal 1996 due to the Company's taxation as a subchapter "C" corporation since the closing date of the IPO in December 1995, resulted in a credit to the provision for income taxes of $3,966 for the year ended August 31, 1996.

       Affiliates

           The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. In connection with the IPO during fiscal 1996, the Company acquired two affiliated companies, Primeline International, Inc. and Kaja Productions, Inc. See Notes 4, 6 and 13 for discussion of certain related party transactions.

       New Accounting Pronouncements

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



           During March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued by the Financial Accounting Standards Board ("FASB"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995.

           During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost.

           The Company will be required to comply with the accounting and disclosure provisions of SFAS No. 121 and SFAS No. 123 during fiscal 1997. The effect, if any, on the consolidated financial statements of the implementation of SFAS No. 121 is not expected to be material. The Company will adopt the provisions of SFAS No. 123 by providing the pro forma disclosures.

       Reclassifications

           Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in the current year.

3.     PRO FORMA NET INCOME PER COMMON SHARE:

           Pro forma net income per common share for the year ended August 31, 1996 includes the pro forma effect of a "C" corporation income tax provision for the entire fiscal year (Notes 1 and 2). Pro forma weighted average common shares outstanding include (i) the weighted average shares of Class A and Class B Common Stock outstanding during the year, (ii) the impact of approximately 262 shares issued for the acquisition of Primeline International, Inc. (Note 4) and the Restricted Stock Plan (Note 12) assumed outstanding for the entire year, (iii) the impact of 3,318 shares issued in the initial public offering, the proceeds of which were used to pay the final "S"

corporation distribution (Note 1), assumed outstanding for the entire year, and
(iv) the common stock equivalent impact of 756 outstanding options issued under the Company's 1995 Stock Option Plan based upon the grant date of the options.

4.     ACQUISITION OF BUSINESSES:

           On August 15, 1994, the Company acquired various assets and assumed various liabilities, principally the accounts receivable, inventory and accounts payable, of Cast Industrial Products Co. for a net cash purchase price of $629. There was no goodwill as a result of this transaction.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)




           During fiscal 1996 the Company acquired five businesses, two of which were from related parties. The acquisitions were accounted for based on the purchase method and were valued based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition.
The results of operations of the acquired entities from the respective dates of acquisition through fiscal year end are included in the accompanying consolidated statement of income for the fiscal year ended August 31, 1996. The Company acquired Primeline International, Inc. for a purchase price of approximately $2,000 payable in shares of Class A common stock, which resulted in the issuance of 105 shares of Class A common stock. Costs in excess of net assets acquired in these acquisitions of $8,268 were allocated to goodwill.

       Summarized below are the unaudited pro forma results of operations as though these fiscal 1996 acquisitions had occurred at the beginning of fiscal 1995. Adjustments have been made for pro forma income taxes and amortization of goodwill related to these transactions.

                                                         For the Fiscal
                                                           Years Ended
                                              ------------------------------------
                                              September 2,             August 31,
                                                 1995                     1996
                                              ------------             -----------
Pro Forma:

  Net sales                                   $278,300                    $329,100
                                              ========                    ========
  Net income                                  $20,000                      $20,100
                                              =======                      =======
  Net income per common share                                                $0.65
                                                                             =====

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



5.     DISTRIBUTION CENTER RESTRUCTURING CHARGE:

           On May 9, 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping in September 1996, and is expected to be fully operational in the first half of fiscal 1997. The estimated cost associated with the relocation of the Company's existing Long Island facilities is approximately $8,600, which is primarily comprised of personnel relocation and severance costs, lease abandonment costs, moving costs and disposal costs, and this amount has been reflected as a charge to income from operations for the year ended August 31, 1996. Costs of approximately $644, primarily relating to labor and travel associated with the move were charged against the liability as of August 31, 1996, and the remaining liability of $7,956 is included in accrued liabilities in the accompanying consolidated balance sheet as of August 31, 1996 (Note 9).

6.     DUE FROM AFFILIATED COMPANIES:

           The amounts due from affiliated companies bear interest at the prime rate (8.25% at August 31, 1996).

7.     PROPERTY, PLANT AND EQUIPMENT:

           The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

                                                                           Number of               September 2,           August 31,
                                                                             Years                     1995                  1996

                                                                            --------                  -------               -----
        Land                                                                                        $      637          $     2,949
        Building                                                               40                        5,799               14,569
        Building and leasehold improvements                          The lesser of the life              2,532                2,563
                                                                      of the lease or 31.5
        Furniture, fixtures and equipment                                     3-10                      16,526               29,034
        Automobiles                                                            5                           364                  321
        Computer systems-related                                              3-15                          --                3,704
                                                                                                       -------                -----
                                                                                                        25,858               53,140

        Less: Accumulated depreciation and amortization                                                 11,210               14,151
                                                                                                        ------               ------
                                                                                                    $   14,648          $    38,989
                                                                                                        ======               ======

8.     INCOME TAXES:

           The Company was required to make certain Federal income tax depository payments in order to maintain its fiscal year end as a subchapter "S" corporation. Concurrent with the consummation of the IPO during fiscal 1996, the Company no longer qualified as a subchapter "S" corporation and became a subchapter "C" corporation. The balance in prepaid Federal income tax payments as of August 31, 1996 represents the prepayments made prior to the Company's subchapter "C" corporation status which will be

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



returned to the Company prior to the end of fiscal 1997. As of September 2, 1995 and August 31, 1996, these Federal tax deposits amounted to $3,115 and $4,512, respectively.

           The provision for income taxes is comprised of the following:

                                                                 For the Fiscal Year Ended
                                                                 -------------------------
                                           August 27, 1994           September 2, 1995            August 31, 1996
                                           ---------------           -----------------            ---------------
Current:

    Federal                                 $     -                    $      -                    $     10,744
    State and local                                813                         765                        2,598
                                                   ---
                                                   813                         765                       13,342
                                                   ---
Deferred:
    Federal                                       -                           -                          (3,128)
    State and local                               -                           -                            (717)
                                                  ----
                                                  -                          -                           (3,845)
                                                  ----

Subchapter "C" impact of
SFAS No. 109                                      -                           -                          (3,966)
                                                  ----
          Total                             $      813                 $       765                 $      5,531
                                                   ===                         ===                        =====

           Significant components of deferred tax assets and liabilities are as follows:

                                                                    August 31, 1996
                                                                    ---------------
Current and non-current deferred tax liabilities:
    Depreciation                                                     $      (183)
    Prepaid advertising                                                   (1,773)
                                                                          ------
                                                                          (1,956)
                                                                          ------
Current and non-current deferred tax assets:
    Accounts receivable                                                      679
    Inventory                                                              4,382
    Restructuring charge accrual                                           3,143
    Bonus accrual                                                            944
    Deferred stock compensation                                              158
    Other                                                                    790
                                                                             ---
                                                                          10,096
                                                                          ------
Net Deferred Tax Assets                                              $     8,140
                                                                           =====

           The Company believes that, based upon its lengthy and consistent history of profitable operations, it is probable that the net deferred tax assets of $8,140 will be realized, primarily from the generation of future taxable income.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



           Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                                Fiscal Year Ended
                                                                                 August 31, 1996
                                                                                 ---------------
         U.S. Federal statutory rate                                                 35.0%
         State income taxes, net of Federal benefit                                   4.5
         Income from "S" corporation period taxable to shareholders                 (11.9)
         Subchapter "C" impact of SFAS No. 109                                      (11.7)
         All other, net                                                               0.4
                                                                                   ------
         Effective income tax rate                                                   16.3%
                                                                                   ======

9.     ACCRUED LIABILITIES:

           Accrued liabilities consist of the following:

                                                                 September 2,               August 31,
                                                                     1995                      1996
                                                                 ------------               ----------
       Accrued purchases                                            $ 6,755                   $10,349
       Accrued payroll and bonus                                      3,618                     4,408
       Accrued restructuring charge                                    -                        7,956
       Accrued other                                                  8,438                    10,363
                                                                    -------                  --------
           Total accrued liabilities                                $18,811                   $33,076
                                                                    =======                   =======

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



10.    LONG-TERM NOTES PAYABLE:

           Long-term notes payable consist of the following:

                                                                    September 2, 1995         August 31, 1996
                                                                    -----------------         ---------------
       Revolving credit agreement (a)                                     $27,800                $40,000
       Term notes payable (b)                                                 599                  2,307
       Credit agreement of subsidiary (c)                                     -                    2,300
       Other                                                                  -                       70
                                                                        ---------              ---------
                                                                           28,399                 44,677

       Less: Current portion                                                   51                  2,486
                                                                         --------               --------
                                                                          $28,348                $42,191
                                                                          =======                =======

       Maturities of long-term notes payable are as follows:

       Fiscal
       ------

        1997                                $  2,486
        1998                                     222
        1999                                  40,568
        2000                                     126
        2001                                     130
       Thereafter                              1,145
                                            --------
                                            $ 44,677
                                            ========

       (a) As of August 31, 1996, the Company had an unsecured revolving credit agreement with a bank, as agent for a group of banks, with borrowings of $40,000. The credit agreement provides for maximum borrowings of $80,000 expiring on April 30, 1999. During the term of the agreement, the Company can borrow at the bank's base rate (8.25% at August 31, 1996), bankers acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. A facility fee of one-eighth of one percent (0.125%) per annum is payable on the unused portion of the credit. The agreement contains certain covenants including, but not limited to, restrictions related to indebtedness, net worth, capital expenditures and the payment of dividends. As of August 31, 1996, the Company was not in compliance with the maximum capital expenditure covenant, however, the Company received a waiver from the bank.

       (b) The term notes payable consist of three separate notes. The first note represents the Company's share of a loan payable under a credit agreement with a bank, as agent for a group of banks. The Company is obligated for 50% of the total debt, as these borrowings are secured by real property which is owned 50% by the Company and 50% by a real estate affiliate (Note 2). This note bears interest at the LIBOR rate plus margins which vary from 0.45% to 0.75% per annum, and is payable in monthly

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



principal installments of $4, plus interest, through April 1999, at which time the balance of the unpaid principal and any accrued interest is due. The balance as of August 31, 1996 is $548.

           The second note is payable to the Pennsylvania Industrial Development Authority and is secured by the land on which the Harrisburg, Pennsylvania distribution center is located. The loan bears interest at 3% per annum and is payable in monthly installments of $14 through September 2011. The Company received 80% of the approved loan amount and will receive the remaining 20% upon approval of the final construction cost of the Pennsylvania distribution center. The outstanding balance under this note is $1,600 as of August 31, 1996.

           The third note is payable to the Pennsylvania Department of Community and Economic Development and is unsecured. The loan bears interest at 3% per annum and is payable in monthly installments of $1 through August 2011. The balance as of August 31, 1996 is $159.

       (c) The Company assumed obligations of $2,300 under a $3,750 line of credit in connection with the acquisition of Swiss Precision Instruments, Inc. (Note 4). Borrowings under the line bear interest at the bank's reference rate (8.25% at August 31, 1996) plus 1%. The line of credit is available through November 30, 1996. Subsequent to August 31, 1996, this amount was repaid by the Company.

11.    SUBORDINATED DEBT TO SHAREHOLDERS:

           During fiscal 1992, the Company entered into subordinated debt agreements with its shareholders. Borrowings under these agreements were subordinated to the long-term notes payable described in Note 10. Subordinated debt to shareholders was comprised of the following:

                                                                                September 2, 1995
                                                                                -----------------
       Subordinated debt to shareholders                                             $ 11,778
       Less: Current portion                                                            9,157
                                                                                     --------
                                                                                     $  2,621

During fiscal 1996, subordinated debt was repaid with the proceeds from the IPO.

12.    EMPLOYEE BENEFIT PLANS:

       Sid Tool Savings Plan

           The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature, which covers all employees who have completed at least one month of service with the Company. For the fiscal years ended August 27, 1994, September 2, 1995 and August 31, 1996, the Company contributed $623, $1,350 and $216, respectively, to the Sid Tool Savings Plan. Company contributions are discretionary.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)




       Option and Restricted Stock Plans

           In connection with the IPO, MSC adopted the MSC Industrial Direct Co., Inc. 1995 Stock Option Plan, pursuant to which options to purchase 2,000 shares of Class A common stock may be granted.

           MSC also adopted the Restricted Stock Plan, whereby MSC awarded 157 shares of Class A common stock to various employees. Employees vest in their ownership of these shares at the end of five years, prior to which such shares would be forfeited upon the departure of the employees. The value of these shares at the grant date ($2,981) is included as a separate component of shareholders' equity, and the related compensation charge is being recorded ratably over the five year vesting period.


           Information regarding the Company's option and restricted stock plans is summarized below:

                                                         1995 Stock                                  Restricted
                                                         Option Plan                                 Stock Plan
                                                         -----------                                 ----------
                                                  Shares               Price                  Shares             Price
                                                  ------               -----                  ------             -----
                                                                         $                                         $
Outstanding at September 2, 1995                         -                    -                       -                  -
       Granted                                         853         19.00 - 30.75                    157              19.00
       Exercised                                         -                    -                       -                  -
       Cancelled                                      (97)         19.00 - 28.38                    (1)              19.00
                                                      ----                                          --
Outstanding at August 31, 1996                         756         19.00 - 30.75                    156              19.00
                                                       ===                                          ===


13.    RELATED PARTY TRANSACTIONS:

           For the fiscal years ended August 27, 1994, September 2, 1995 and August 31, 1996, respectively, sales to and purchases from Primeline International, Inc. were as follows:

                                                                1994           1995             1996
                                                                ----           ----             ----
                                                                                                 (a)
       Sales to affiliate                                      $1,732         $1,744            $492
       Purchases from affiliate                                 1,416            967             210

       (a) On December 13, 1995, the Company purchased Primeline International, Inc. (Note 4). All intercompany transactions subsequent to that date have been eliminated and are not included in the table above (Note 2).

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)




14.    COMMITMENTS AND CONTINGENCIES:

       Leases

           The operations of the Company are conducted, in part, on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. At August 31, 1996, approximate minimum annual rentals on such leases are as follows:

                                                                   Total
                                                                (Including                     Related
                                                               Related Party                    Party
          Fiscal Year                                          Commitments)                  Commitments
          -----------                                          ------------                  -----------
           1997                                                 $   2,896                    $    1,845
           1998                                                     2,073                         1,392
           1999                                                     1,825                         1,190
           2000                                                     1,415                         1,097
           2001                                                     1,235                         1,050
          Thereafter                                                8,632                         8,482

           Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for the fiscal years ended August 27, 1994, September 2, 1995 and August 31, 1996 was $3,100, $2,964
and $3,290, respectively, including $2,800, $2,511 and $2,519, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

           The Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2001. At August 31, 1996, approximate minimum annual rentals on such leases are as follows:

                  Fiscal Year
                  -----------
                   1997                                 $1,341
                   1998                                    978
                   1999                                    583
                   2000                                     73
                   2001                                      3

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)



       Guarantees

           As of August 31, 1996, the Company was a guarantor on loans made to affiliated real estate companies aggregating approximately $1,700.


       Self-Insurance

           The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $100 per participant during a September 1 plan year. Benefits paid in excess of $100 are reimbursed to the plan under the Company's stop loss policy. Group health insurance expense for the fiscal years ended August 27, 1994, September 2, 1995 and August 31, 1996 was approximately $2,400, $3,200 and $4,100, respectively.

       Letters of Credit

           As of August 31, 1996, the Company had outstanding letters of credit aggregating approximately $3,600.

       Employment Agreements

           The Chairman of the Board of Directors of the Company is employed pursuant to an employment agreement with a term expiring in January, 2004. Under this agreement, the Chairman receives an annual base salary of $250 and is entitled to participate in benefits available to Company employees. The Chairman has agreed that upon termination of his employment, he will not compete with the Company for a period of three years. The agreement also provides for certain payments in the event of his disability or death. Finally, the agreement provides that the Chairman may, at his option, elect to become a consultant and advisor to the Company at an annual fee of $300 for the remainder of the term of the agreement.

           The President and Chief Executive Officer of the Company is employed pursuant to an employment agreement with a term expiring either on August 1, 2004 or 90 days after the President's written election to terminate employment. Under this agreement, the President receives an annual base salary of $400, subject to increases in the cost of living, and is entitled to participate in benefits available to Company employees. The agreement also provides for certain payments in the event of his disability or death.

           The Company has an agreement with another officer which provides for annual benefit payments to the employee for seven years upon his retirement or, in the event of his death, to his designated beneficiary. The benefit is based upon a percentage of the growth in shareholders' equity over a certain base amount. The expense associated with this agreement was $300 in 1996.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)




           In connection with the various acquisitions during fiscal 1996 (Note
4), the Company entered into employment and consulting agreements with the selling shareholders of the acquired businesses. The future minimum commitments under these agreements are as follows:

                                                               Aggregate
          Number of                                             Annual
         Individuals                  Term                      Amount
         -----------                  ----                      ------
              2                June 1996 - June 1998             $125
              2                June 1996 - June 1999              180
              1              May 1996 - December 1998              62
              1                July 1996 - July 2004              100
              1                July 1996 - July 2004               25


       Litigation

           The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

15.    SUBSEQUENT EVENTS:

       Secondary Offering

         In September 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. This offering generated net proceeds to the Company of approximately $64,390.

           Supplemental pro forma net income for the fiscal year ended August 31, 1996 reflects the tax-effected impact of the reduction of interest expense of $1,450 attributable to debt outstanding at August 31, 1996 which was repaid from the proceeds of the secondary offering as though this debt was repaid at the beginning of the year. Supplemental weighted average common shares outstanding includes the pro forma weighted average common shares outstanding (Note 3), as well as the supplemental effect of the issuance of 1,181 shares of Class A common stock, which is the number of incremental shares that would have been needed to be issued at the secondary offering price to provide proceeds sufficient to pay the outstanding amounts of such debt at August 31, 1996. These incremental shares were not issued and outstanding for any other purpose and are included in this calculation solely to illustrate their effect on a supplemental basis.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data, estimated lives and customer amounts)
                                 (CONTINUED)


                                                                                                     1996
                                                                                                     ----
Supplemental pro forma information:
  Supplemental pro forma net income                                                              $     21,468
                                                                                                 ============

  Supplemental pro forma net income per common share                                             $       0.67
                                                                                                 ============

  Supplemental pro forma weighted average number of common shares
     outstanding                                                                                       31,877
                                                                                                 ============

Acquisition

         In November 1996, the Company completed the acquisition of a company. The pro forma effects of this transaction have not been presented, as the results are immaterial to the Company's financial statements taken as a whole.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 1997 (the "1996 Proxy Statement"), which is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1996 Proxy Statement, which is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement, which is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1996 Proxy Statement, which is incorporated herein by this reference.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 31, 1996.

         Financial statements filed as a part of this report are listed on the "Index to Financial Statements" at page 21 herein.


         a.                         Exhibits

      Exhibit
        No.         Description
      -------       -----------
   *3.01            Certificate of Incorporation of Registrant.

   *3.02            By-laws of Registrant.
   *4.01            Specimen Class A Common Stock Certificate.
  *10.01            Registrant's 1995 Stock Option Plan.
  *10.02            Employment Agreement, dated as of January 2, 1994, between
                    Registrant and Sidney Jacobson, as amended on October 31,
                    1995.
  *10.03            Employment Agreement, dated as of August 1, 1994, between
                    Registrant and Mitchell Jacobson.
  *10.04            Exchange Agreement dated October 30, 1995 between the
                    Registrant and the Shareholders named therein.
  *10.05            Amended and Restated Credit Agreement, dated as of April
                    27, 1995, between the Registrant and the banks named therein, as amended as of August 25, 1995.
   11.01            Statement regarding computation of per share earnings.
   21.01            List of Subsidiaries
   23.01            Consent of Arthur Andersen LLP
   27.01            Financial Data Schedule

------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

         b.                  Financial Statement Schedules

                  For the three fiscal years ended August 31, 1996

                                                                                Page
                                                                                ----
                    Report of Independent Public Accountants on Schedule......  S-1
                    Schedule - Valuation and Qualifying Accounts..............  S-2

                  All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

                                  SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MSC INDUSTRIAL DIRECT CO., INC.



Dated:  November 26, 1996                   By /S/ Mitchell Jacobson
                                               ----------------------
                                               Mitchell Jacobson
                                               President and Chief Executive
                                               Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                 Title                                       Date
              ---------                                 -----                                       ----
 /S/ Sidney Jacobson                         Chairman of the Board of Directors               November 26, 1996
---------------------------------------
Sidney Jacobson


 /S/ Mitchell Jacobson                       President, Chief Executive Officer               November 26, 1996
---------------------------------------      and Director
Mitchell Jacobson


 /S/ James Schroeder                         Vice President, Chief Operating Officer          November 26, 1996
---------------------------------------      and Director
James Schroeder


 /S/ Shelley M. Boxer                        Vice President, Chief Financial Officer,         November 26, 1996
---------------------------------------      Principal Accounting Officer and Director
Shelley M. Boxer


 /S/ Denis Kelly                             Director                                         November 26, 1996
---------------------------------------
Denis Kelly



 /S/ Melvin Redman                           Director                                         November 26, 1996
---------------------------------------
Melvin Redman

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To MSC Industrial Direct Co., Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated November 6, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP




Melville, New York
November 6, 1996

                                                                  SCHEDULE II



               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)


                                                    Balance at      Charged to     Charged to
                                                    Beginning       Costs and        Other                          Balance at
                                                    of Year         Expenses        Accounts       Deductions       End of Year
                                                    -------         --------        --------       ----------       -----------
For the fiscal year ended August 27, 1994
   Allowance for doubtful accounts                    $601           $   489          $ -             $438            $   652

For the fiscal year ended September 2, 1995
   Allowance for doubtful accounts                    $652           $   694          $ -             $469            $   877

For the fiscal year ended August 31, 1996
   Allowance for doubtful accounts                    $877           $ 1,019          $235(a)         $812            $ 1,319

--------------------------

(a) Comprised of valuation accounts of acquired entities.