Form 10-Q
period 1996-11-30
MSC INDUSTRIAL DIRECT CO INC
filed 1997-01-14
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1996             Commission File No.: 1-14130


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

                                Yes X         No

  Shares of Common Stock, par value $.001, outstanding as of January 9, 1997:

                Class A - 14,836,082       Class B - 18,975,000

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.        FINANCIAL INFORMATION                                   Page No.

ITEM 1.        Consolidated Financial Statements  (Note 1)
               Consolidated Balance Sheets -
               November 30, 1996 and August 31, 1996                       3


               Consolidated Statements of Income -
               Thirteen weeks ended November 30, 1996
               and December 2, 1995                                        4

               Consolidated Statement of Shareholders' Equity -
               Thirteen weeks ended November 30, 1996                      5

               Consolidated Statements of Cash Flows -
               Thirteen weeks ended November 30, 1996
               and December 2, 1995                                        6

               Notes to Consolidated Financial Statements                  7

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                13

PART  I.           FINANCIAL INFORMATION
ITEM  I.           Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                           Consolidated Balance Sheets


(in thousands, except share data)                                               November 30,           August 31,
                                                                                    1996                  1996
                                                                                ------------           ----------
                                                                                (unaudited)             (audited)


ASSETS
Current Assets:

     Cash and cash equivalents                                                  $     11,069        $      1,679
     Accounts receivable, net of allowance for doubtful accounts
          of $1,444 and $1,319, respectively                                          49,081              41,042
     Inventories                                                                     158,740             152,620
     Due from officers, employees and affiliated companies                               989               1,052
     Prepaid expenses and other current assets                                           757               1,792

     Current deferred income tax assets                                                9,867               9,920
     Prepaid Federal income tax payments                                               4,512               4,512
                                                                                ------------        ------------
              Total current assets                                                   235,015             212,617
                                                                                ------------        ------------
Property, Plant and Equipment, net                                                    43,530              38,989
                                                                                ------------        ------------
Other Assets:
     Goodwill                                                                          9,175               8,224
     Other                                                                             4,737               5,654
                                                                                ------------        ------------
                                                                                      13,912              13,878
                                                                                ------------        ------------
                                                                                $    292,457        $    265,484
                                                                                ============        ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $      8,448        $     13,270
     Accrued liabilities                                                              31,453              31,568
     Income taxes payable                                                              3,748               1,508
     Current portion of long-term debt                                                    51               2,486
                                                                                ------------        ------------
              Total current liabilities                                               43,700              48,832
Long-Term Notes Payable                                                                2,731              42,191
Other Long-Term Liabilities                                                              102                 110
Deferred Income Tax Liabilities                                                        1,434               1,780
                                                                                ------------        ------------
              Total liabilities                                                       47,967              92,913
                                                                                ------------        ------------
Shareholders' Equity:
     Class A common stock; $0.001 par value; 100,000,000 shares authorized;
          14,831,657 and 8,311,394 shares, respectively, issued and outstanding           15                   8
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
          18,975,000 and 23,475,000 shares, respectively, issued and outstanding          19                  24
     Additional paid-in capital                                                      210,455             145,628
     Retained earnings                                                                36,432              29,482
                                                                                ------------        ------------
                                                                                     246,921             175,142
     Deferred stock compensation                                                      (2,431)             (2,571)
                                                                                ------------        ------------
              Total shareholders' equity                                             244,490             172,571
                                                                                ------------        ------------
                                                                                $    292,457        $    265,484
                                                                                ============        ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)




                                                              Thirteen Weeks Ended
                                                        --------------------------------
(in thousands, except per share data)                   November 30,        December 2,
                                                            1996                1995
                                                        -------------       ------------
                                                                             (Note 1)



Net Sales                                                $     92,214        $    69,681
Cost of Goods Sold                                             53,947             40,659
                                                        -------------       ------------
          Gross Profit                                         38,267             29,022
Operating Expenses                                             26,903             20,256
                                                        -------------       ------------
          Income from Operations                               11,364              8,766
                                                        -------------       ------------
Other Income (Expense):
     Interest income                                              206                  2
     Interest expense                                            (118)              (687)
     Other income                                                  33                134
                                                        -------------       ------------
                                                                  121               (551)
                                                        -------------       ------------
          Income before Provision for Income Taxes             11,485              8,215
Provision for Income Taxes (Note 3)                             4,535                227
                                                        -------------       ------------
          Net Income                                     $      6,950        $     7,988
                                                        =============       ============

Net Income per Common Share (Note 4)                     $       0.21
                                                        =============
Weighted Average Number of Common Shares Outstanding           33,550
                                                        =============


                 The accompanying notes are an integral part of
                         these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Statement of Consolidated Shareholders' Equity
                                   (unaudited)




(in thousands)                               Class A Common Stock Class B Common Stock Additional              Deferred
                                             -------------------- --------------------  Paid-In    Retained    Stock
                                              Shares     Amount    Shares     Amount    Capital    Earnings  Compensation   Total
                                             --------   --------  --------   -------- ----------- ---------- ------------ ---------

Thirteen weeks ended November 30, 1996:

Balance, August 31, 1996                       8,311     $    8    23,475     $   24    $ 145,628  $ 29,482    $ (2,571)  $ 172,571

Exchange of Class B common stock for
       Class A common stock                    4,500          5    (4,500)        (5)           -         -           -           -

Secondary public offering of common stock,
       net of costs of offering of $3,306      2,000          2         -          -       64,442         -           -      64,444

Exercise of common stock options                  20          -         -          -          385         -           -         385

Net income                                         -          -         -          -            -     6,950           -       6,950

Amortization of deferred stock
       compensation                                -          -         -          -            -         -          140        140
                                             -------     ------   -------     ------    ---------  --------    ---------  ---------
Balance, November 30, 1996                    14,831     $   15    18,975     $   19    $ 210,455  $ 36,432    $  (2,431) $ 244,490
                                             =======     ======   =======     ======    =========  ========    =========  =========


                           The accompanying notes are
                an integral part of this consolidated statement.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


(in thousands)                                                       Thirteen Weeks Ended
                                                               --------------------------------
                                                                November 30,        December 2,
                                                                     1996               1995
                                                               -------------       ------------
                                                                                     (Note 1)

Cash Flows from Operating Activities:

     Net income                                                  $    6,950         $    7,988
                                                                 ----------         ----------
     Adjustments to reconcile net income to net cash
         used in operating activities:

          Depreciation and amortization                               1,092                572
          Provision for doubtful accounts                               255                192
          Loss (gain) on disposal of property and equipment               -                (33)

          Changes in operating assets and liabilities:

              Accounts receivable                                    (8,294)            (4,094)
              Inventories                                            (6,120)            (4,793)
              Prepaid expenses and other current assets               1,088                 20
              Other assets                                              917                441
              Accounts payable and other current liabilities         (2,697)            (4,006)
              Other long-term liabilities                              (354)               ( 4)
                                                                 ----------         ----------
                                                                    (14,113)           (11,705)
                                                                 ----------         ----------
                   Net cash used in operating activities             (7,163)            (3,717)
                                                                 ----------         ----------

Cash Flows from Investing Activities:

     Expenditures for property, plant and equipment                  (5,428)            (3,435)
     Cash paid for acquisition, net of cash acquired                 (1,016)                 -
                                                                 ----------         ----------
                   Net cash used in investing activities             (6,444)            (3,435)
                                                                 ----------         ----------
Cash Flows from Financing Activities:
     Net proceeds from public offering of common stock               64,444                  -
     Net proceeds from exercise of stock options                        385                  -
     Long-term borrowings                                                 -             47,200
     Repayments of long-term debt                                   (41,895)           (36,257)
     Repayments from affiliates                                          63                  3
     Distributions to shareholders                                        -             (4,217)
                                                                 ----------         ----------
                   Net cash provided by financing activities         22,997              6,729
                                                                 ----------         ----------

Net Increase (Decrease) in Cash and Cash Equivalents                  9,390               (423)

Cash and Cash Equivalents - beginning of period                       1,679                681

                                                                 ----------         ----------
Cash and Cash Equivalents - end of period                        $   11,069         $      258
                                                                 ==========         ==========

                           The accompanying notes are
               an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements
                      (in thousands except per share data)
                                   (unaudited)

1. MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated in the State of New York on October 24, 1995, as a holding company for the purpose of (i) issuing 8,050 shares of Class A Common Stock in an initial public offering ("IPO") and (ii) issuing 24,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's IPO.

     MSC did not have any significant operating activity from its inception until December 20, 1995, the closing date of the IPO.

     The consolidated financial statements for the thirteen weeks ended December 2, 1995 are those of the operating subsidiary. All references to a year are to the Company's fiscal year, which ends on the Saturday nearest August 31 of such year.

2. Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements for the year ended August 31, 1996. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

3. On December 20, 1995, the Company consummated its IPO relating to the offer and sale of 8,050 shares of Class A Common Stock, 7,525 of which shares were offered by the Company and 525 of which shares were offered by a principal shareholder of the Company, at a price of $19.00 per share. These 525 shares were converted to Class A Common Stock from previously issued Class B Common Stock. Net proceeds received by the Company were approximately $131,500. As a result of the public offering, the Operating Subsidiary no longer qualified as a Subchapter "S" corporation, and became subject to "C" corporation taxation. The provision for income taxes for the thirteen week period ended December 2, 1995 reflects "S" corporation taxation. The provision for income taxes for the thirteen week period ended November 30, 1996 reflects taxation at "C" corporation rates.

     On September 25, 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. Net proceeds received by the Company as a result of this offering were approximately $64,444.

4. Net income per common share was computed by dividing the Company's net income by the weighted average number of common shares outstanding during the thirteen week period ended November 30, 1996. Pro forma net income for the thirteen week period ended December 2, 1995 reflects the pro forma effect of "C" corporation taxation as follows:

       Income before provision for income taxes                    $      8,215
       Pro forma provision for income taxes                               3,245
                                                                   ------------
       Pro forma net income                                        $      4,970
                                                                   ============
       Pro forma net income per common share                       $       0.18
                                                                   ============
       Pro forma weighted average number of
       common shares outstanding                                         27,288
                                                                   ============

5. During the third quarter of 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping in September 1996, and is expected to be fully operational in the first half of fiscal 1997. The estimated cost associated with the relocation of the Company's existing Long Island facilities is approximately $8,600, which is primarily comprised of personnel relocation and severance costs, lease abandonment costs, moving and disposal costs, and this amount has been reflected as a charge to income from operations for the year ended August 31, 1996. Costs of approximately $1,921, primarily relating to labor and other costs associated with the move, were charged against the liability as of November 30, 1996, and the remaining liability of $6,679 is included in accrued liabilities in the accompanying consolidated balance sheet as of November 30, 1996.

6. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and certain accrued liabilities. Deferred tax assets and liabilities were initially established during 1996 due to the Company's taxation as a "C" Corporation since the closing date of its IPO in December 1995.

7. During March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", was issued by the Financial Accounting Standards Board ("FASB"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company).

     During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company), or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost.

     The effect, if any, on the consolidated financial statements, of implementation of SFAS No. 121 is not expected to be material. The Company will adopt the provisions of SFAS No. 123 by providing the pro forma disclosures.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview


MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers approximately 323,000 stock keeping units ("SKUs") through its 3,560 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and 38 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of operations reflect the operations of the Operating Subsidiary only, for all periods through December 20, 1995, the date of the Company's initial public offering, and of the Company and its subsidiaries subsequent to that date. Pro forma net income reflects the pro forma effect of "C" corporation taxation for the thirteen weeks ended December 2, 1995 at an assumed annual rate of 39.5%.

The Company is recording an annual non-cash deferred compensation charge of approximately $0.6 million for fiscal 1996 through fiscal 2000 related to the issuance of restricted stock to certain employees.


Results of Operations -
Thirteen weeks ended November 30, 1996 and December 2, 1995

Net sales increased by $22.5 million, or 32.3%, to $92.2 million in the first quarter of 1997 from $69.7 million in the first quarter of 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions during the second half of 1996. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $9.3 million, or 31.9%, to $38.3 million in the first quarter of 1997, from $29.0 million in the first quarter of 1996, primarily attributable to increased sales. As a percentage of sales, gross profit remained relatively constant, at 41.5% and 41.6% for the respective periods.

Operating expenses increased by $6.6 million, or 32.8%, to $26.9 million in the first quarter of 1997, from $20.3 million in the first quarter of 1996. As a percentage of sales, operating expenses remained relatively constant over these respective periods at 29.2% and 29.1%.

Net income decreased by $1.0 million, to $7.0 million in the first quarter of 1997 from $8.0 million in the first quarter of 1996. The decrease in net income is primarily attributable to the taxation at "C" corporation rates during 1997, partially offset by the aforementioned increase in income from operations.


Liquidity and Capital Resources

The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth and (ii) prior to the reorganization (see Note 1 to the financial statements), distributions to its then existing shareholders, primarily to satisfy their tax liabilities resulting from the previous "S" corporation status of the Operating Subsidiary. The Company's sources of financing have historically been from operations, bank borrowings under its $80 million credit facility, subordinated loans from shareholders, and a portion of the proceeds from the 1996 IPO and 1997 secondary offering. The Company completed its IPO on December 20, 1995, and outstanding subordinated debt to shareholders and credit facility debt as of that date were repaid out of the net proceeds. The Company anticipates that its cash flows from operations and available lines of credit will be adequate to support its operations and its growth for the immediate future and for at least the next 24 months.

In March 1996, the Company commenced shipments from its Elkhart, Indiana distribution center, which provides next day service to most of the midwestern United States. As a result of the opening of this facility, the Company significantly increased its inventories to provide for future orders from the distribution center.

Net cash used in operating activities increased $3.4 million to $7.1 million from $3.7 million for the thirteen week periods ended November 30, 1996 and December 2, 1995, respectively, primarily due to purchases of inventory in connection with the stocking of the Elkhart distribution center and introduction of new products, as well as a growth in its accounts receivable commensurate with the Company's growth in sales.

Net cash used in investing activities for the thirteen week periods ended November 30, 1996 and December, 1995 was approximately $6.4 million and $3.4 million, respectively. The increase represents costs associated with the construction of the distribution centers in Elkhart, Indiana and Harrisburg, Pennsylvania as well as the cash paid for acquisitions.

Net cash provided by financing activities during the thirteen week periods ended November 30, 1996 and December 2, 1995 was approximately $23.0 million and $6.7 million, respectively. The increase of $16.3 million is primarily attributable to $64.4 million of proceeds received from the Company's secondary public offering completed in September 1996, as compared with net borrowings of $47.2 million under the Company's credit facility during the first quarter of 1996.

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K

               ( a ) No exhibits have been filed during the quarter for which this report is filed.

               ( b ) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MSC INDUSTRIAL DIRECT CO., INC.
                                                (Registrant)

Dated:    January 10, 1997      By:         /s/ Mitchell Jacobson
        ---------------------      --------------------------------------------
                                              Mitchell Jacobson
                                      President and Chief Executive Officer

Dated:    January 10, 1997      By:         /s/ Shelley M. Boxer
        ---------------------      --------------------------------------------
                                               Shelley M. Boxer
                                    Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)