Form 10-Q
period 1997-03-01
MSC INDUSTRIAL DIRECT CO INC
filed 1997-04-15
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 1, 1997              Commission File No.:   1-14130


                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)

         New York                                               11-3289165
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

                                Yes  X    No
                                   -----    -----

   Shares of Common Stock, par value $.001, outstanding as of April 10, 1997:

               Class A - 14,853,429      Class B - 18,975,000

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                     Page No.

ITEM 1.     Consolidated Financial Statements  (Note 1)
            Consolidated Balance Sheets -
            March 1, 1997 and August 31, 1996                               3

            Consolidated Statements of Income -
            Thirteen and twenty-six weeks ended March 1, 1997 and
            March 2, 1996                                                   4

            Consolidated Statement of Shareholders' Equity -
            Twenty-six weeks ended March 1, 1997                            5

            Consolidated Statements of Cash Flows -
            Twenty-six weeks ended March 1, 1997 and March 2, 1996          6

            Notes to Consolidated Financial Statements                      7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                 14

PART  I.          FINANCIAL INFORMATION

ITEM  I.          Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                           Consolidated Balance Sheets


(in thousands, except share data)                                                           March 1,       August 31,
                                                                                              1997           1996
                                                                                            ---------      ---------
                        ASSETS                                                             (unaudited)     (audited)
Current Assets:
     Cash and cash equivalents                                                              $   2,940      $   1,679
     Accounts receivable, net of allowance for doubtful
          accounts of $1,751 and $1,319, respectively                                          57,042         41,042
     Inventories                                                                              176,266        152,620
     Due from officers, employees and affiliated companies                                        716          1,052
     Prepaid expenses and other current assets                                                  1,975          1,792
     Deferred income tax assets                                                                 9,027          9,920
     Prepaid Federal income tax payments                                                        4,512          4,512
                                                                                            ---------      ---------
              Total current assets                                                            252,478        212,617
                                                                                            ---------      ---------
Property, Plant and Equipment, net                                                             47,695         38,989
                                                                                            ---------      ---------
Other Assets:
     Goodwill                                                                                  16,072          8,224
     Other                                                                                      4,493          5,654
                                                                                            ---------      ---------
                                                                                               20,565         13,878
                                                                                            ---------      ---------
                                                                                            $ 320,738      $ 265,484
                                                                                            =========      =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                       $  10,878      $  13,270
     Accrued liabilities                                                                       32,689         31,568
     Income taxes payable                                                                          --          1,508
     Current portion of long-term debt                                                             51          2,486
                                                                                            ---------      ---------
              Total current liabilities                                                        43,618         48,832
Long-Term Notes Payable                                                                        21,282         42,191
Other Long-Term Liabilities                                                                        84            110
Deferred Income Tax Liabilities                                                                 1,927          1,780
                                                                                            ---------      ---------
              Total liabilities                                                                66,911         92,913
                                                                                            ---------      ---------

Shareholders' Equity:
     Class A common stock; $0.001 par value; 100,000,000 shares authorized;
          14,851,858 and 8,311,394 shares, respectively, issued and outstanding                    15              8
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
          18,975,000 shares and 23,475,000 shares, respectively, issued and outstanding            19             24
     Additional paid-in capital                                                               210,811        145,628
     Retained earnings                                                                         45,263         29,482
                                                                                            ---------      ---------
                                                                                              256,108        175,142
     Deferred stock compensation                                                               (2,281)        (2,571)
                                                                                            ---------      ---------
              Total shareholders' equity                                                      253,827        172,571
                                                                                            ---------      ---------
                                                                                            $ 320,738      $ 265,484
                                                                                            =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                                           Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                         ------------------------      ------------------------
                                                          March 1,       March 2,       March 1,       March 2,
(in thousands, except per share data)                       1997           1996           1997           1996
                                                         ---------      ---------      ---------      ---------
                                                                         (Note 1)                      (Note 1)
Net Sales                                                $ 104,685      $  74,631      $ 196,899      $ 144,312
Cost of Goods Sold                                          61,975         43,945        115,922         84,604
         Gross Profit                                       42,710         30,686         80,977         59,708
Operating Expenses                                          28,035         20,381         54,938         40,637
                                                         ---------      ---------      ---------      ---------
         Income from Operations                             14,675         10,305         26,039         19,071
                                                         ---------      ---------      ---------      ---------
Other Income (Expense):
     Interest income                                           143            548            349            549
     Interest expense                                          (88)          (521)          (206)        (1,207)
     Other income (expense), net                              (131)            88            (98)           222
                                                         ---------      ---------      ---------      ---------
                                                               (76)           115             45           (436)
                                                         ---------      ---------      ---------      ---------
         Income before Provision for Income Taxes           14,599         10,420         26,084         18,635
Income Tax Provision (Credit)  (Note 3)                      5,768           (530)        10,303           (303)
                                                         ---------      ---------      ---------      ---------
         Net Income                                      $   8,831      $  10,950      $  15,781      $  18,938
                                                         =========      =========      =========      =========


Net Income per Common Share  (Note 4)                    $    0.26                     $    0.47
                                                         =========                     =========

Weighted Average Number of Common Shares Outstanding        34,139                        33,835
                                                         =========                     =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

(in thousands)                                      Class A              Class B
                                                 Common Stock         Common Stock      Additional             Deferred
                                              ------------------   -------------------    Paid-In   Retained    Stock
                                               Shares    Amount     Shares     Amount     Capital   Earnings Compensation  Total
                                              --------  --------   --------   --------    --------  --------   --------   --------
Twenty-six weeks ended March 1, 1997:

Balance, August 31, 1996  (Note 1)               8,311  $      8     23,475   $     24    $145,628  $ 29,482   $ (2,571)  $172,571

Exchange of Class B common stock for

       Class A common stock                      4,500         5     (4,500)        (5)         --        --         --         --

Secondary public offering of common stock,

       net of costs of offering of $3,306        2,000         2         --         --      64,442        --         --     64,444

Exercise of common stock options                    39        --         --         --         741        --         --        741

Net income                                          --        --         --         --          --    15,781         --     15,781

Amortization of deferred stock compensation         --        --         --         --          --        --        290        290
                                              --------  --------   --------   --------    --------  --------   --------   --------

Balance, March 1, 1997                          14,850  $     15     18,975   $     19    $210,811  $ 45,263   $ (2,281)  $253,827
                                              ========  ========   ========   ========    ========  ========   ========   ========

               The accompanying notes are an integral part of this
                            consolidated statement.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



(in thousands)                                                                Twenty-Six Weeks Ended
                                                                             ------------------------
                                                                              March 1,       March 2,
                                                                               1997            1996
                                                                             ---------      ---------
Cash Flows from Operating Activities:

     Net income                                                              $  15,781      $  18,938
                                                                             ---------      ---------
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:

         Deferred income taxes                                                      --         (3,966)
         Depreciation and amortization                                           2,497          1,285
         Provision for doubtful accounts                                           519            397
         Gain on disposal of property and equipment                                 --            (33)

         Changes in operating assets and liabilities, net of effect from acquisitions:

              Accounts receivable                                              (11,192)        (8,673)
              Inventories                                                        5,147        (24,064)
              Prepaid expenses and other current assets                            988           (402)
              Other assets                                                       1,190           (447)
              Accounts payable and other current liabilities                    (9,462)         6,511
              Other long-term liabilities                                          121            126
                                                                             ---------      ---------
                                                                               (10,192)       (29,266)
                                                                             ---------      ---------
                  Net cash provided by (used in) operating activities            5,589        (10,328)
                                                                             ---------      ---------

Cash Flows from Investing Activities:

     Expenditures for property, plant and equipment                             (8,724)        (9,046)
     Cash paid for acquisitions, net of cash acquired                          (27,171)            --
                                                                             ---------      ---------

                  Net cash used in investing activities                        (35,895)        (9,046)
                                                                             ---------      ---------


Cash Flows from Financing Activities:

     Net proceeds from public offering of common stock                          64,444        131,509
     Net proceeds from exercise of common stock options                            741             --
     Long-term borrowings                                                       10,672         52,540
     Repayments of long-term debt                                              (44,626)       (64,866)
     Repayments of subordinated debt to shareholders                                --        (11,778)
     Repayments from officers, employees and affiliates                            336            791
     Distributions to shareholders                                                  --        (61,963)
                                                                             ---------      ---------
                  Net cash provided by financing activities                     31,567         46,233
                                                                             ---------      ---------

Net Increase in Cash and Cash Equivalents                                        1,261         26,859
Cash and Cash Equivalents - beginning of period                                  1,679            681
                                                                             ---------      ---------
Cash and Cash Equivalents - end of period                                    $   2,940      $  27,540
                                                                             =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                   Notes to Consolidated Financial Statements
                      (in thousands except per share data)
                                   (unaudited)

 1. MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated in the State of New York on October 25, 1995, as a holding company for the purpose of (i) issuing 8,050 shares of Class A Common Stock in an initial public offering ("IPO") and (ii) issuing 24,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's IPO.

     MSC did not have any significant operating activity from its inception until December 20, 1995, the closing date of the IPO.

     The consolidated financial statements for the twenty-six weeks ended March 2, 1996 include the results of operations of the operating subsidiary only, through the date of the IPO, and of MSC's consolidated results of operations thereafter. All references to a year are to the Company's fiscal year, which ends on the Saturday nearest August 31 of such year.

 2. Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements for the year ended August 31, 1996 included in the Company's annual report on Form 10-K. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

 3. As a result of the IPO, the Operating Subsidiary no longer qualified as a Subchapter "S" corporation, and became subject to "C" corporation taxation. The provision for income taxes for the twenty-six weeks ended March 2, 1996 reflects "S" corporation rates through the date of the IPO, and "C" corporation rates thereafter.

     On September 25, 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. Net proceeds received by the Company as a result of this offering were approximately $64,444.

 4. Net income per common share was computed by dividing the Company's net income by the weighted average number of common shares and common share equivalents outstanding during the thirteen and twenty-six week periods ended March 1, 1997. Pro forma net income for the thirteen and twenty-six week periods ended March 2, 1996 reflects the pro forma effect of "C" corporation taxation as follows:

                                                        Thirteen       Twenty-Six
                                                      Weeks Ended     Weeks Ended
                                                     March 2, 1996   March 2, 1996
                                                     -------------   -------------
         Income before provision for income taxes        $10,420        $18,635
         Pro forma provision for income taxes              4,115          7,361
                                                         -------        -------
         Pro forma net income                            $ 6,305        $11,274
                                                         =======        =======
         Pro forma net income per common share           $  0.20        $  0.39
                                                         =======        =======
         Pro forma weighted average number of
              common shares outstanding                   31,086         29,281
                                                         =======        =======

 5. During the third quarter of 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping in September 1996, and became fully operational during the second quarter of fiscal 1997. The estimated cost associated with the relocation of the Company's existing Long Island facilities is approximately $8,600, which is primarily comprised of personnel relocation and severance costs, lease abandonment costs, and moving and disposal costs, and this amount has been reflected as a charge to income from operations for the year ended August 31, 1996. Costs of approximately $4,754 were charged against the liability as of March 1, 1997, and the remaining $3,846 is included in accrued liabilities in the accompanying consolidated balance sheet as of March 1, 1997.


 6. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and certain accrued liabilities. Deferred income tax assets and liabilities were initially established during 1996 due to the Company's taxation as a "C" Corporation since the closing date of its IPO in December 1995.

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

     The effect, if any, on the consolidated financial statements, of implementation of SFAS No. 121 is not expected to be material. The Company will adopt the provisions of SFAS No. 123 by providing the pro forma disclosures in its annual report on Form 10-K for fiscal 1997.

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS"). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 (the second quarter of fiscal 1998 for the Company), including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

Overview

MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers approximately 323,000 stock keeping units ("SKUs") through its 3,560 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and over 40 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of operations reflect the operations of the Operating Subsidiary only, for all periods through December 20, 1995, the date of the Company's initial public offering, and of the Company and its subsidiaries subsequent to that date.

During the twenty-six week period ended March 1, 1997, the Company completed the acquisitions of Brooks Precision Supply, Inc., Dolin Supply Co. Inc., Anderson Industrial Supply, Inc., and Enco Manufacturing Company, all of which are engaged in similar businesses to that of MSC.

The Company is recording an annual non-cash charge of approximately $0.6 million from fiscal 1996 through fiscal 2000, related to deferred compensation resulting from the issuance of restricted stock to certain employees.

Results of Operations -
Thirteen weeks ended March 1, 1997 and March 2, 1996

Net sales increased by $30.1 million, or 40.3%, to $104.7 million in the second quarter of 1997 from $74.6 million in the second quarter of 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of the acquisitions made subsequent to March 2, 1996. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $12.0 million, or 39.2%, to $42.7 million in the second quarter of 1997, from $30.7 million in the second quarter of 1996, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.1% to 40.8%, resulting primarily from slightly lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $7.6 million, or 37.6%, to $28.0 million in the second quarter of 1997, from $20.4 million in the second quarter of 1996. As a percentage of sales, operating expenses decreased from 27.3% to 26.8%, as a result of both operating efficiencies and the distribution of fixed expenses over a larger revenue base.

Net income decreased by $2.2 million, to $8.8 million in the second quarter of 1997 from $11.0 million in the second quarter of 1996, but increased by $2.5 million as compared with pro forma 1996 net income of $6.3 million, which gives pro forma effect to "C" corporation taxation for the entire quarter. The increase in net income on a pro forma basis is primarily attributable to increased sales and a reduction of operating expenses as a percentage of sales.

Results of Operations -
Twenty-six weeks ended March 1, 1997 and March 2, 1996

Net sales increased by $52.6 million, or 36.4%, to $196.9 million during the first half of 1997 from $144.3 million in the first half of 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of the acquisitions made subsequent to March 2, 1996. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $21.3 million, or 35.6%, to $81.0 million in the first half of 1997, from $59.7 million in the first half of 1996, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.4% to 41.1%, resulting primarily from slightly lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $14.3 million, or 35.2%, to $54.9 million in the first half of 1997, from $40.6 million in the first half of 1996. As a percentage of sales, operating expenses decreased from 28.2% to 27.9%, as a result of both operating efficiencies and the distribution of fixed expenses over a larger revenue base.

Net income decreased by $3.1 million, to $15.8 million in the first half of 1997 from $18.9 million in the first half of 1996, but increased by $4.5 million as compared with pro forma 1996 net income of $11.3 million, which gives pro forma effect to "C" corporation taxation for the entire period. The increase in net income on a pro forma basis is primarily attributable to increased sales and a reduction of operating expenses as a percentage of sales.

Liquidity and Capital Resources

The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth and (ii) prior to the reorganization (see Note 1 to the consolidated financial statements), distributions to its then existing shareholders, primarily to satisfy their tax liabilities resulting from the previous "S" corporation status of the Operating Subsidiary. The Company's sources of financing have historically been from operations, bank borrowings under its $80 million credit facility, subordinated loans from shareholders, and a portion of the proceeds from the 1996 IPO and 1997 secondary offering. The Company completed its IPO on December 20, 1995, and outstanding subordinated debt to shareholders and credit facility debt as of that date were repaid out of the net proceeds. Subsequent bank borrowings were repaid out of the proceeds from the secondary offering completed in September 1996. The Company anticipates that its cash flows from operations and available lines of credit will be adequate to support its operations and its growth for the immediate future and for at least the next 24 months.

In March 1996, the Company commenced shipments from its Elkhart, Indiana distribution center, which provides next day service to most of the midwestern United States. As a result of the opening of this facility, the Company significantly increased its inventories to provide for future orders from the distribution center.

Net cash provided by operating activities increased $15.9 million to $5.6 million from a net cash usage of $10.3 million for the twenty-six week periods ended March 1, 1997 and March 2, 1996, respectively. The net usage of cash in 1996 was primarily due to purchases of inventory in connection with the initial stocking of the Elkhart distribution center and introduction of new products.

Net cash used in investing activities for the twenty-six week periods ended March 1, 1997 and March 2, 1996 was approximately $35.9 million and $9.0 million, respectively. The increase is primarily attributable to cash paid for acquisitions during 1997.

Net cash provided by financing activities during the twenty-six week periods ended March 1, 1997 and March 2, 1996 was approximately $31.5 million and $46.2 million, respectively. The change of $14.7 million is primarily attributable to the difference between the proceeds received from the completion of the Company's aforementioned public offerings, net of the existing long-term debt repaid with such proceeds.

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

                                          MSC INDUSTRIAL DIRECT CO., INC.
                                                   (Registrant)


Dated:   April 11, 1997           By:          /s/ Mitchell Jacobson
      -------------------            ------------------------------------------
                                                   Mitchell Jacobson
                                        President and Chief Executive Officer


Dated:   April 11, 1997           By:          /s/ Shelley M. Boxer
      -------------------            ------------------------------------------
                                                   Shelley M. Boxer

                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)