Form 10-Q
period 1997-05-31
MSC INDUSTRIAL DIRECT CO INC
filed 1997-07-14
CIK 1003078

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1997                Commission File No.: 1-14130


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

   Shares of Common Stock, par value $.001, outstanding as of July 9, 1997:

            Class A - 14,923,959                Class B - 18,913,700

                        MSC INDUSTRIAL DIRECT CO., INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                        Page No.

ITEM 1.  Consolidated Financial Statements  (Note 1)
         Consolidated Balance Sheets -
         May 31, 1997 and August 31, 1996                                   3

         Consolidated Statements of Income -
         Thirteen and thirty-nine weeks ended May 31, 1997 and
         June 1, 1996                                                       4

         Consolidated Statement of Shareholders' Equity -
         Thirty-nine weeks ended May 31, 1997                               5

         Consolidated Statements of Cash Flows -
         Thirty-nine weeks ended May 31, 1997 and June 1, 1996              6

         Notes to Consolidated Financial Statements                         7


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                 15

PART  I. FINANCIAL INFORMATION

ITEM  I. Consolidated Financial Statements

                        MSC INDUSTRIAL DIRECT CO., INC.
                          Consolidated Balance Sheets

(in thousands, except share data)                                                            May 31,       August 31,
                                                                                              1997           1996
                                                                                            ---------      ---------
                     ASSETS                                                                (unaudited)     (audited)
Current Assets:
     Cash and cash equivalents                                                              $   9,187      $   1,679
     Accounts receivable, net of allowance for doubtful
          accounts of $1,785 and $1,319, respectively                                          54,909         41,042
     Inventories                                                                              163,829        152,620
     Due from officers, employees and affiliated companies                                        611          1,052
     Prepaid expenses and other current assets                                                  1,514          1,792
     Deferred income tax assets                                                                 8,135          9,920
     Prepaid Federal income tax payments                                                          568          4,512
                                                                                            ---------      ---------
              Total current assets                                                            238,753        212,617
                                                                                            ---------      ---------
Property, Plant and Equipment, net                                                             49,100         38,989
                                                                                            ---------      ---------
Other Assets:
     Goodwill                                                                                  25,557          8,224
     Other                                                                                      3,502          5,654
                                                                                            ---------      ---------
                                                                                               29,059         13,878
                                                                                            ---------      ---------
                                                                                            $ 316,912      $ 265,484
                                                                                            =========      =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                       $  11,988      $  13,270
     Accrued liabilities                                                                       36,003         31,568
     Income taxes payable                                                                        --            1,508
     Current portion of long-term debt                                                             59          2,486
                                                                                            ---------      ---------
              Total current liabilities                                                        48,050         48,832
Long-Term Notes Payable                                                                         2,590         42,191
Other Long-Term Liabilities                                                                        84            110
Deferred Income Tax Liabilities                                                                 1,217          1,780
                                                                                            ---------      ---------
              Total liabilities                                                                51,941         92,913
                                                                                            ---------      ---------

Shareholders' Equity:
     Class A common stock; $0.001 par value; 100,000,000 shares authorized;
          14,851,858 and 8,311,394 shares, respectively, issued and outstanding                    15              8
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
          18,975,000 shares and 23,475,000 shares, respectively, issued and outstanding            19             24
     Additional paid-in capital                                                               210,884        145,628
     Retained earnings                                                                         56,184         29,482
                                                                                            ---------      ---------
                                                                                              267,102        175,142
     Deferred stock compensation                                                               (2,131)        (2,571)
                                                                                            ---------      ---------
              Total shareholders' equity                                                      264,971        172,571
                                                                                            ---------      ---------
                                                                                            $ 316,912      $ 265,484
                                                                                            ---------      =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                        MSC INDUSTRIAL DIRECT CO., INC.
                       Consolidated Statements of Income
                                  (unaudited)

                                                           Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                         ------------------------      ------------------------
                                                           May 31,        June 1,        May 31,        June 1,
(in thousands, except per share data)                       1997           1996           1997           1996
                                                         ---------      ---------      ---------      ---------
                                                                         (Note 1)                      (Note 1)
Net Sales                                                $ 123,895      $  80,215      $ 320,794      $ 224,527
Cost of Goods Sold                                          73,452         46,660        189,374        131,264
                                                         ---------      ---------      ---------      ---------
Gross Profit                                                50,443         33,555        131,420         93,263
Operating Expenses                                          32,688         20,577         87,626         61,214
Distribution center Restructuring Charge (Note 4)             --            8,600           --            8,600
                                                         ---------      ---------      ---------      ---------
         Income from Operations                             17,755          4,378         43,794         23,449
Other Income (Expense):
     Interest income                                           457            199            806            748
     Interest expense                                         (452)           (86)          (658)        (1,293)
     Other income (expense), net                               276             67            178            289
                                                         ---------      ---------      ---------      ---------
                                                               281            180            326           (256)
                                                         ---------      ---------      ---------      ---------
         Income before Provision for Income Taxes           18,036          4,558         44,120         23,193
Income Tax Provision (Note 6)                                7,115          1,800         17,418          1,947
                                                         ---------      ---------      ---------      ---------
         Net Income                                      $  10,921      $   2,758      $  26,702      $  21,246
                                                         =========      =========      =========      =========


Net Income per Common Share                              $    0.32      $    0.09      $    0.79
                                                         =========      =========      =========

Weighted Average Number of Common Shares Outstanding        34,140         32,049         33,930
                                                         =========      =========      =========

              The accompanying notes are an integral part of these
                           consolidated statements.

                        MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                  (unaudited)


(in thousands)                                   Class A Common Stock      Class B Common Stock
                                                ---------------------     ----------------------
                                                 Shares       Amount       Shares        Amount
                                                --------     --------     --------      --------
Thirty-nine weeks ended May 31, 1997:

Balance, August 31, 1996  (Note 1)                 8,311     $      8       23,475      $     24

Exchange of Class B common stock for
       Class A common stock                        4,500            5       (4,500)           (5)

Secondary public offering of common stock,
       net of costs of offering of $3,306          2,000            2         --            --

Exercise of common stock options                      41         --           --            --

Net income                                          --           --           --            --

Amortization of deferred stock compensation         --           --           --            --
                                                --------     --------     --------      --------

Balance, May 31, 1997                             14,852     $     15       18,975      $     19
                                                ========     ========     ========      ========

                                               Additional                Deferred
(in thousands)                                   Paid-In     Retained      Stock
                                                 Capital     Earnings   Compensation      Total
                                                --------     --------     --------      --------
Thirty-nine weeks ended May 31, 1997:

Balance, August 31, 1996  (Note 1)              $145,628     $ 29,482     $ (2,571)     $172,571

Exchange of Class B common stock for
       Class A common stock                         --           --           --            --

Secondary public offering of common stock,
       net of costs of offering of $3,306         64,442         --           --          64,444

Exercise of common stock options                     814         --           --             814


Net income                                          --         26,702         --          26,702

Amortization of deferred stock compensation         --           --            440           440
                                                --------     --------     --------      --------

Balance, May 31, 1997                           $210,884     $ 56,184     $ (2,131)     $264,971
                                                ========     ========     ========      ========

              The accompanying notes are an integral part of this
                            consolidated statement.

                        MSC INDUSTRIAL DIRECT CO., INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

(in thousands)                                                                Thirty-nine Weeks Ended
                                                                             ------------------------
                                                                               May 31,        June 1,
                                                                                1997           1996
                                                                             ---------      ---------
Cash Flows from Operating Activities:
     Net income                                                              $  26,702      $  21,246
                                                                             ---------      ---------
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Deferred income taxes                                                   3,944         (7,542)
         Depreciation and amortization                                           3,974          2,282
         Provision for doubtful accounts                                           566            618
         Gain on disposal of property and equipment                               --              (33)

         Changes in operating assets and liabilities, net of effect from acquisitions:
              Accounts receivable                                               (9,106)        (9,043)
              Inventories                                                        8,594        (45,637)
              Prepaid expenses and other current assets                          2,341           (700)
              Other assets                                                       2,181         (1,056)
              Accounts payable and other current liabilities                    (5,038)        12,611
              Other long-term liabilities                                         (589)           (21)
                                                                             ---------      ---------
                                                                                 6,867        (48,521)
                                                                             ---------      ---------
                  Net cash provided by (used in) operating activities           33,569        (27,275)
                                                                             ---------      ---------

Cash Flows from Investing Activities:
     Expenditures for property, plant and equipment                            (11,351)       (15,359)
     Cash paid for acquisitions, net of cash acquired                          (27,771)          --
                                                                             ---------      ---------

                  Net cash used in investing activities                        (39,122)       (15,359)
                                                                             ---------      ---------

Cash Flows from Financing Activities:
     Net proceeds from public offering of common stock                          64,444        131,466
     Net proceeds from exercise of common stock options                            814           --
     Long-term borrowings                                                       10,672         67,614
     Repayments of long-term debt                                              (63,310)       (82,386)
     Repayments of subordinated debt to shareholders                              --          (11,778)

     Repayments from officers, employees and affiliates                            441            791
     Distributions to shareholders                                                --          (61,963)
                                                                             ---------      ---------
                  Net cash provided by financing activities                     13,061         43,744
                                                                             ---------      ---------
Net Increase in Cash and Cash Equivalents                                        7,508          1,110
Cash and Cash Equivalents - beginning of period                                  1,679            681
                                                                             ---------      ---------
Cash and Cash Equivalents - end of period                                    $   9,187      $   1,791
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

     The consolidated financial statements for the thirty-nine weeks ended June 1, 1996 include the results of operations of the operating subsidiary only, through the date of the IPO, and MSC's consolidated results of operations thereafter. All references to a year are to the Company's fiscal year, which ends on the Saturday nearest August 31 of such year.


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

3. As a result of the IPO, the Operating Subsidiary no longer qualified as a Subchapter "S" corporation, and became subject to "C" corporation taxation. The provision for income taxes for the thirty-nine weeks ended June 1, 1996 reflects "S" corporation rates through the date of the IPO, and "C" corporation rates thereafter.

     On September 25, 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. Net proceeds received by the Company as a result of this offering were approximately $64,444.

4. During the third quarter of 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping in September 1996, and became fully operational during the second quarter of fiscal 1997. The estimated cost associated with the relocation of the Company's existing Long Island facilities is approximately $8,600, which is primarily comprised of personnel relocation and severance costs, lease abandonment costs, and moving and disposal costs, and this amount was reflected as a charge to income from operations in the third quarter of fiscal 1996. Expenditures of approximately $5,719 have been charged against the liability as of May 31, 1997, and the remaining $2,881 is included in accrued liabilities in the accompanying consolidated balance sheet as of May 31, 1997.

5. Had the initial public offering occurred on the first day of fiscal 1995, the weighted average number of common shares used in the computation of earnings per share would have resulted in pro forma net income and earnings per share as follows:

                                              Thirteen           Thirty-Nine
                                             Weeks Ended         Weeks Ended
                                             -----------         -----------
                                                June 1,            June 1,
     Including Restructuring (Note 4)            1996               1996
     -----------------------                    -------            -------
     Pro forma net income                       $2,758             $14,033
     Pro forma earnings per share                $0.09               $0.45

     Excluding Restructuring (Note 4)
     -----------------------
     Pro forma net income                       $7,958             $19,233
     Pro forma earnings per share                $0.25               $0.61

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

Overview

MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers approximately 323,000 stock keeping units ("SKUs") through its 3,560 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and over 45 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of operations reflect the operations of the Operating Subsidiary only, for all periods through December 20, 1995, the date of the Company's initial public offering, and of the Company and its subsidiaries subsequent to that date.

During the thirty-nine week period ended May 31, 1997, the Company completed the acquisitions of Brooks Precision Supply, Inc., Dolin Supply Co. Inc., Anderson Industrial Supply, Inc., and Enco Manufacturing Company, all of which are engaged in similar businesses to that of MSC.

The Company is recording an annual non-cash charge of approximately $0.6 million from fiscal 1996 through fiscal 2000, related to deferred compensation resulting from the issuance of restricted stock to certain employees.

Results of Operations -
Thirteen weeks ended May 31, 1997 and June 1, 1996

Net sales increased by $43.7 million, or 54.5%, to $123.9 million in the third quarter of 1997 from $80.2 million in the third quarter of 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of the acquisitions made subsequent to June 1, 1996. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $16.9 million, or 50.3%, to $50.4 million in the third quarter of 1997, from $33.6 million in the third quarter of 1996, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.8% to 40.7%, resulting primarily from slightly lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $12.1 million, or 58.9%, to $32.7 million in the third quarter of 1997, from $20.6 million in the third quarter of 1996. As a percentage of sales, operating expenses increased from 25.7% to 26.4%, as a result of expenses related to the investment in new branches which will enhance future income.

Restructuring charge of $8.6 million, recorded during the third quarter of 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. This is the equivalent of $5.2 million after taxes, or $0.16 per share. The restructuring charge includes the cost of relocating or replacing the Company's Long Island workforce, the cost to physically move the inventory from Long Island to Harrisburg, Pennsylvania, and the cost of leases and assets associated with abandoned facilities.

Net income increased by $8.1 million, to $10.9 million in the third quarter of 1997 from $2.8 million in the third quarter of 1996. The increase in net income is primarily attributable to increased sales as a result of internal growth as well as contributions from the acquisitions.


Results of Operations -
Thirty-nine weeks ended May 31, 1997 and June 1, 1996

Net sales increased by $96.3 million, or 42.9%, to $320.8 million during the first nine months of 1997 from $224.5 million in the first nine months of 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of the acquisitions made subsequent to June 1, 1996. The increase in sales to existing customers was derived primarily from an increase in the number of SKUs offered.

Gross profit increased by $38.2 million, or 40.9%, to $131.4 million in the first nine months of 1997, from $93.3 million in the first nine months of 1996, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.5% to 41.0%, resulting primarily from slightly lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $26.4 million, or 43.1%, to $87.7 million in the first nine months of 1997, from $61.2 million in the first nine months of 1996. As a percentage of sales, operating expenses remained constant at 27.3%. This results from both operating efficiencies and the distribution of fixed expenses over a larger revenue base offset by the expenses related to the investment in new branches, which will enhance future growth.

Restructuring charge of $8.6 million, recorded during the third quarter of 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. This is the equivalent of $5.2 million after taxes, or $0.16 per share. The restructuring charge includes the cost of relocating or replacing the Company's Long Island workforce, the cost to physically move the inventory from Long Island to Harrisburg, Pennsylvania, and the cost of leases and assets associated with abandoned facilities.

Net income increased by $5.5 million, to $26.7 million in the first nine months of 1997 from $21.2 million in the first nine months of 1996, but increased by $12.7 million as compared with pro forma 1996 net income of $14.0 million, which gives pro forma effect to "C" corporation taxation for the entire period. The increase in net income is primarily attributable to increased sales and gross margins offset by the increase in operating expenses necessary in order to service increased volume and invest in future growth.

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

Net cash provided by operating activities increased $60.8 million to $33.6 million from a net cash usage of $27.3 million for the thirty-nine week periods ended May 31, 1997 and June 1, 1996, respectively. The net usage of cash in 1996 was primarily due to purchases of inventory in connection with the initial stocking of the Elkhart distribution center and introduction of new products. In 1997, inventory, excluding inventory of acquired companies, declined reflecting improved inventory control policies and procedures.

Net cash used in investing activities for the thirty-nine week periods ended May 31,1997 and June 1, 1996 was approximately $39.1 million and $15.4 million, respectively. The increase is primarily attributable to cash paid for acquisitions during 1997. The balance reflects continued investment in existing distribution centers and new branches.

Net cash provided by financing activities during the thirty-nine week periods ended May 31, 1997 and June 1, 1996 was approximately $13.1 million and $43.7 million, respectively. The change of $30.7 million is primarily attributable to the difference between the proceeds received from the completion of the Company's aforementioned public offerings, net of the repayment of existing long-term debt and shareholder distributions from such proceeds.

PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a) No exhibits have been filed during the quarter for which this report is filed.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MSC INDUSTRIAL DIRECT CO., INC.
                                                   (Registrant)


Dated:  July 11, 1997             By:          /s/ Mitchell Jacobson
      -----------------              ------------------------------------------
                                       President and Chief Executive Officer


Dated:  July 11, 1997             By:            /s/ Shelley M. Boxer
      -----------------              ------------------------------------------
                                     Vice President and Chief Financial Officer
                                     (Principal Financial & Accounting Officer)