Form 10-K
period 1997-08-30
MSC INDUSTRIAL DIRECT CO INC
filed 1997-11-26
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 1-14130
                                                -------

                         MSC INDUSTRIAL DIRECT CO., INC.
                         -------------------------------
           (Exact name of the registrant as specified in its charter)

               New York                          11-3289165
               --------                          ----------

     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           identification No.)

             151 Sunnyside Boulevard, Plainview, New York 11803-1592
                    (Address of principal executive offices)

                                 (516) 349-7100
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------

     Class A Common Stock, par value $.001  The New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         As of November 24, 1997, 16,672,130 shares of Class A Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $616,869,000.

         The registrant's Proxy Statement for its 1998 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                         -------------------------------
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                 ----------------------------------------------
                     THE SECURITIES AND EXCHANGE COMMISSION
                     --------------------------------------
                           YEAR ENDED AUGUST 30, 1997
                           --------------------------

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page
                                                                            ----

PART I

        Item 1.  BUSINESS................................................     1
        Item 2.  PROPERTIES..............................................    11
        Item 3.  LEGAL PROCEEDINGS.......................................    12
        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    12

PART II

        Item 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS...........................    13
        Item 6.  SELECTED FINANCIAL DATA.................................    14
        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    16
        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............    21
        Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   IN ACCOUNTING AND FINANCIAL DISCLOSURE................    40
PART III

        Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......    41
        Item 11. EXECUTIVE COMPENSATION..................................    41
        Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT........................................    41
        Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    41

PART IV

        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K...................................    42

Signatures...............................................................    43

                                     PART I

Item 1. BUSINESS.
----------------

         Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

General

         MSC Industrial Direct Co., Inc. ("MSC" or the "Company") is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers over 332,000 stock-keeping units ("SKUs") through its 4,075 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by 52 customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled the day on which the order is received.

         MSC has grown rapidly due to expanded product offerings, increased catalog distribution and supplemental mailings and geographic expansion. The Company's net sales have increased at a compound annual rate of 28.4% from $125.5 million in fiscal 1992 to $438.0 million in fiscal 1997. During this same period, income from operations increased at a compound annual rate of 36.1% from $12.6 million to $58.8 million.

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


         The Company's customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company's core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $153. MSC has in excess of 146,000 active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-sized companies. MSC's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company operates primarily in the United States, with customers in all 50 states, through a network of three regional distribution centers and 52 branch offices. The Company's existing distribution centers are located in Harrisburg, Pennsylvania, Atlanta, Georgia and Elkhart, Indiana. The strategic locations of the Company's current distribution centers allow for next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States. The Company's experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, the Company's long-term strategy is to establish additional distribution centers in the West and Southwest, supported by local branch offices, to expand the Company's geographic coverage of next day delivery throughout the continental United States.

         MSC was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc., MSC's principal operating subsidiary (the "Operating Subsidiary"), which has been in business since 1941. MSC completed its initial public offering of its Class A common stock in December 1995. The Company's business is principally conducted through the Operating Subsidiary and the Operating Subsidiary's subsidiaries and, to a lesser extent, through other wholly owned subsidiaries of MSC. The Company's principal executive offices are located at 151 Sunnyside Boulevard, Plainview, New York 11803-1592. In November 1997, the Company purchased a building located at 75 Maxess Road, Melville, New York 11747 which will serve as the Company's principal executive office upon relocation there, which is expected to occur in August 1998.

Industry Overview

         The Company operates in a large, fragmented industry characterized by multiple channels of distribution. The total United States market for MRO supplies of the categories of industrial products sold by MSC is estimated to be in excess of $140 billion annually, with the top 50 industrial distributors accounting for approximately 12% of the market. The Company believes that approximately 130,000 small retailers, dealerships and distributors, substantially all of which have annual sales of less than $10 million, supply over 65% of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers' own sales forces.

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

         The Company believes that the administrative costs associated with placing a MRO purchase order can be in excess of $100. Awareness of these high costs and the purchasing inefficiencies discussed above has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming an increasingly important feature of the total cost reduction model to customers and have significantly reduced the need for purchasing agents and administrative personnel. The Company believes that the mid-size customer has begun to respond to industry and economic pressures and is moving more rapidly toward the more efficient, cost saving, single supply source offered by the Company. The Company also believes that the small shop customer is just beginning to realize the value of suppliers such as MSC in reducing overall costs through reductions in paperwork, multiple sources of supply, inventory stocks and delivery times.

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

         MSC believes it provides a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from MSC will generally find that their total purchasing costs are reduced through consolidation of multiple sources of supply into a single supplier, consolidation of multiple purchase orders into a single purchase order, consolidation of multiple invoices into a single invoice, significant reduction in tracking of invoices, significant reduction in stocking decisions and elimination of purchases for inventory and, through the Company's electronic ordering system, the elimination of paper orders and invoices. The Company's customers generally will notice a reduction in purchasing costs, inventory carrying costs and administrative inefficiency.

Business Strategy

         The Company's business strategy is to provide its customers with a low cost means for obtaining and maintaining MRO supplies. The strategy includes the following key elements: (i) a broad selection of in-stock products; (ii) prompt response and same-day shipping; (iii) superior, value-added customer services;
(iv) targeted direct mail marketing; and (v) a commitment to technological innovation. As a result of this strategy, the company believes it is able to lower its customers' overall MRO supplies costs by reducing administrative paperwork, shipping costs, internal distribution costs and inventory investment and carrying costs.

          |_| Breadth of Products. The Company believes that its ability to offer its customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative (similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for a specific task at the lowest cost) has been critical to its success. The Company's customers are increasingly consolidating their purchasing into fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 332,000 products, approximately 95% of which are in stock and available for immediate shipment, the Company aims to provide a broad range of merchandise in order to become its customers' preferred supplier of MRO products.

          |_| Same-Day Shipping. The Company's guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces inventory investment and carrying costs. The Company fulfills its same-day shipment of orders guarantee more than 99.9% of the time. The Company's experience has been that areas accessible by next day delivery will generate significantly greater sales than areas where next day delivery is not available. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States.

          |_| Superior Customer Service. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. The Company emphasizes customer service and supports this service with sophisticated information systems and extensive training. Utilizing its proprietary customer support software, the Company's in-bound telemarketing representatives implement the Company's "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the Company's in-stock inventory availability, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into the Company's information systems and provide technical product information. The Company believes that its simple, one-call method of fulfilling all purchasing needs of a customer through a single highly trained telemarketing representative supported by the Company's proprietary information systems results in greater efficiency for customers and increased customer satisfaction. To complement its customer service, the Company seeks to ease the administrative burdens on its customers by offering electronic data interchange ("EDI") ordering, customized billing services, customer savings reports, bulk discounts, stocking of specialty items specifically requested by customers and other customized report features.

          |_| Targeted Direct Mail Marketing Strategy. MSC's primary tool for marketing and product reference is a master catalog containing 4,075 pages and over 332,000 items. The Company's catalog was supplemented by approximately 80 specialty and promotional catalog, brochure and newspaper titles in fiscal 1997, covering such specialty areas as welding, cutting tools, measuring instruments, abrasives, industrial supply, and hose and tubing. The Company uses its database of approximately 600,000 companies and 1,500,000 individuals, and also purchases mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, increases productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 2.4 million in fiscal 1992 to approximately 11.3 million in fiscal 1997 as the Company targeted its marketing program to enhance its investments in acquired entities and new distribution centers. In fiscal 1998, the

               Company intends to continue to increase direct marketing efforts to take advantage of the additional products offered and its expanded distribution capabilities. The Company's expenditures on direct mail increased from $3.8 million in fiscal 1992 to approximately $11 million in fiscal 1997, and are budgeted to grow to $15.6 million in fiscal 1998.

          |_| Commitment to Technological Innovation. The Company utilizes technological innovation to improve customer service and to reduce its operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all 332,000 SKUs and enables the customer and the telemarketing representative to determine the availability of products in stock on a real time basis and to evaluate alternative products and pricing. The Company's EDI system allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. The information systems developed by the Company have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and its customers. In addition to internal and customer information systems, the Company continually upgrades its distribution methods and systems to improve productivity and efficiency. The Company has also developed a World Wide Web information site in anticipation of increased commerce on the Internet.

The Company believes that direct mail is one of the most effective, low cost methods of reaching customers. The Company continually seeks to reduce its own costs in order to continue to be the integrated low cost solution for its customers. For example, MSC's call centers are a lower cost and more effective alternative to maintaining a large direct sales force. In addition, the Company produces its various product and promotional publications in-house, thereby significantly reducing marketing costs. MSC's increasing volume purchasing power has also resulted in lower prices from vendors on many of the products it sells and dispersion of central costs over a wider revenue base.

Growth Strategy

The Company's objective is to become the preferred supplier of industrial products for small and mid-sized companies throughout the United States. The Company intends to increase sales to existing and new customers in existing geographic markets served by next day delivery by (i) increasing the number of product lines and SKUs offered; (ii) increasing the circulation of the master catalog and expanding its targeted direct mail campaign; and (iii) acquiring smaller local distributors to gain access to customers while consolidating the acquired operations into existing Company distribution facilities. The Company also intends to increase sales to customers in regions not currently served by next day delivery by increasing the geographic availability of next day delivery.

          |_| Increased Penetration of Existing Markets. The Company believes that its most significant current opportunity to increase profits lies in the incremental revenue which can be realized from existing customers and new customers in existing geographic areas. MSC believes that continuing to increase the breadth of its product line and providing high levels of customer service are the two primary methods for increasing sales to existing customers and attracting new customers. Accordingly, MSC has added in excess of 162,000 SKUs over the past three years while simultaneously increasing the Company's inventory turns. By expanding the product lines offered, the Company seeks to satisfy an increasing percentage of the MRO supplies purchases of its customers. Additionally, the Company's ability to deliver such expanding product lines on a next day basis is an important service advantage that results in lower costs to customers. The Company's commitment to superior customer service and a broad product base adds to the convenience and effectiveness of doing business with MSC.

               In fiscal 1997, the Company shifted its growth emphasis from increasing its offering of SKUs to increasing the size and diversity of its customer base. This shift took advantage of the Company's ability to service the industrial Midwestern United States through its Elkhart, Indiana facility. The Company has accumulated a buyer database of approximately 1,500,000 individuals, and utilizes empirical information from this database to prospect for new customers and supplement its master catalog with directed mailings of specialty and promotional publications intended to increase customer response and product purchases. MSC has increased the number of publication titles distributed over the past several years from 12 in fiscal 1992 to approximately 80 in fiscal 1997.

          |_| Expansion into New Markets. The Company operates primarily in the continental United States through a network of three regional distribution centers and 52 branch offices. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States and second day delivery throughout the rest of the continental United States. The Company's experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. The Company's long-term goal is to open distribution centers in the West and Southwest, supported locally by branch offices, which will expand the Company's geographic coverage of next day delivery throughout the United States.

          |_|  Selected Acquisitions. The Company believes that local market acquisitions of small suppliers of industrial products provide a very attractive opportunity for expanding its customer base in existing markets. Four of the Company's acquisitions completed during fiscal 1997 operate in markets where the Company already was present. In pursuing acquisitions, the Company seeks to gain immediate access to the acquired company's customer base while consolidating its operations into existing distribution facilities, thus achieving increased revenue while incurring limited incremental operating costs.

         The Company will consider expansion into new markets through the acquisition of industrial supply companies with existing distribution facilities. Certain of the Company's acquisitions completed during fiscal 1996 and fiscal 1997 operate in markets where the Company previously was not present. The completion of such acquisitions allows the Company to accelerate its growth plans and immediately penetrate new markets in a more efficient manner without the need for lengthy construction periods or significant capital expenditures that will not yield a return on investment for several months or years. Additionally, corporate and administrative infrastructures necessary to support such acquisitions are already in place. No assurance can be given that any such acquisitions, if made, will be successfully integrated into the Company's existing operations, nor can there be any assurance that the Company will be able to implement this phase of its growth strategy.

Products

         The Company currently offers in excess of 332,000 SKUs, which number represents a greater than 150% increase since 1991. The Company attributes a portion of its sales growth to the total number of SKUs offered. In this regard, the Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. The Company's core products include cutting tools, abrasives, measuring instruments, machine tool accessories, machinery and safety products. As part of its strategy of supplying an increasing portion of its customers' MRO needs, the Company has recently expanded its product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics and has significantly increased its offering of flat stock raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

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

         The following table itemizes the product categories currently offered by MSC and the number of SKUs available in each product category:

         Category                              Number of SKUs
         --------                              --------------

        Cutting Tools                              109,556
        Fasteners                                   26,726
        Tooling Components                          23,914
        Measuring Instruments                       19,637
        Flat Stock & Raw Materials                  16,087
        Material Handling                           14,506
        Machinery                                   14,304
        Hand and Power Tools                        12,663
        Abrasives                                   12,479
        Electrical Supplies                         12,447
        Power Transmission                          12,242
        Plumbing Supplies                            9,339
        Hose Tube and Fittings                       8,014
        Safety Products                              7,401
        Process Instrumentation                      6,792
        Marking & Labeling                           4,902
        Welding                                      4,296
        Pneumatics &Hydraulics                       4,021
        Hardware                                     3,330
        Janitorial/Maintenance                       2,756
        Lubricants                                   2,151
        HVAC                                           992
        Pumps                                          853
        Packing & Shipping                             712
        Office Equipment                               506
        Miscellaneous                                1,719
                                                     -----
               Total                               332,345
                                                   =======

         The Company purchases substantially all of its products directly from approximately 2,400 manufacturers located in the United States. Approximately 7% of products are purchased from manufacturers located overseas. The Company is not materially dependent on any one supplier or small group of suppliers. No single supplier accounted for more than 5% of the Company's total purchases in fiscal 1997. Generic products, primarily machine tools, are manufactured by third parties to the Company's specifications.

Distribution Centers

         A significant number of the Company's products are carried in stock, and approximately 95% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. The operations of the Company's distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. The Company has invested significant resources in technology and automation to increase efficiency and reduce costs, and continuously monitors its order fulfillment process and endeavors to maintain its commitment to technological efficiencies and cost reduction. The Company currently utilizes three distribution centers for product shipment located in Harrisburg, Pennsylvania, Atlanta, Georgia and Elkhart, Indiana. During fiscal 1996, the Company relocated its Long Island distribution center to Harrisburg, Pennsylvania. The Company commenced shipping from the Harrisburg, Pennsylvania distribution center in September 1996, and the center became fully operational during the first half of fiscal 1997. Over the next several years, the Company intends to open additional distribution centers in the West and Southwest in order to achieve the Company's goal of next day delivery throughout the continental United States.

Sales and Marketing

         The Company's customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company's core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $153. The Company focuses its marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $500,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100-999 employees and annual MRO purchases of between $500,000 and $1,000,000. The Company's strategy with respect to the large corporate segment is to develop relationships with, and supply MRO products directly to, integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

         As a result of certain acquisitions in fiscal 1996, the Company also offers wholesalers and other distributors the ability to create their own customized mail order catalog by offering to these MSC customers turn-key marketing programs, including promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer's program. Further, as a result of an acquisition made in fiscal 1997, another division of MSC offers a line of lower margin, higher volume products for the budget-oriented customer.

         The Company believes that its expanded product offerings, rapid delivery capabilities and total cost reduction strategy are critical to expanding its market share. MSC has in excess of 146,000 active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. The Company targets these individual buyers within an organization and distributes publication titles corresponding to the product categories for which such buyers are responsible. The Company is able to accomplish this directed marketing strategy as a consequence of the depth of customer information contained in its information systems databases. The Company's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company has invested significant resources in developing an extensive customer and prospect database. This database is a key component of the Company's growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry of operation, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, order value). In fiscal 1997, 5,400,000 mailings were sent to potential buyers who had not previously purchased from MSC. The Company believes that this variety and depth of information on its customers offers the Company a significant competitive advantage in increasing sales to existing customers and attracting new customers.

         The Company relies on its approximately 300 in-bound telemarketing representatives, who are responsible for a substantial majority of customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in the Company's information systems databases. The Company's "one call does it all" philosophy is predicated on the ability of the telemarketing representative, with the assistance of the Company's information systems databases, to respond effectively to the customer's needs. When a customer places a call to the Company, the telemarketing representative taking the call has immediate access, through the Company's proprietary information systems databases, to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of the over 332,000 SKUs offered by MSC. The telemarketing representative is able to access historical and current billing information, purchasing profiles, plant and industry information and is prompted to update the information contained in the databases, including employee and buyer personnel information. The Company believes that its information systems databases are an important factor in achieving customer satisfaction and the success of the Company's business strategy.

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

         Additionally, the Company employs a direct sales force of approximately 175 sales representatives. These commission-based sales representatives are responsible for presenting the Company's total cost reduction program to existing customers and increasing sales per customer.

Branch Offices

         The Company currently operates 52 branch offices located in 28 states. These branch offices receive approximately 56% of all orders and are staffed with highly trained telemarketing representatives that utilize the same information systems as in the distribution centers. The Company has experienced higher sales growth and market penetration in areas where it has established a branch office and believes its branch offices are critical to the success of the Company's business strategy. In addition to opening new branch offices in support of its distribution centers, the Company has acquired local distributors and converted them to branch offices in new geographic locations to obtain an immediate established local market presence through use of the acquired customer base and integration of its operations with MSC. The Company believes that branch office acquisitions will result in more rapid expansion at a lower cost.

Publications

         The Company's primary reference tool is its 4,075 page master catalog, which is supported by specialty and promotional catalog, brochure and newspaper titles, approximately 80 of which were published in fiscal 1997. Specialty and promotional publications permit multiple targeted mailings to customers within various specialty process areas, such as welding, electrical supply and hose and tubing. The Company intends to distribute specialty and promotional catalogs, brochures and newspapers through utilization of the Company's databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

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


         The success of the Company's targeted marketing program in enhancing revenue has justified an increase in the Company's direct mail budget from approximately $5.3 million in fiscal 1993 to approximately $11 million in fiscal 1997. The budget for fiscal 1998 is approximately $15.6 million. As reflected in the following table, the number of publication titles has increased from 13 in fiscal 1993 to approximately 80 in fiscal 1997. The number of pieces mailed has increased from approximately 2.7 million in fiscal 1993 to approximately 11.3 million in fiscal 1997 and is expected to reach approximately 12.0 million in fiscal 1998.


                                                       Fiscal Year Ended
                                ---------------------------------------------------------------
                                August 28    August 27,  September 2,   August 31,   August 30,
                                  1993          1994         1995          1996         1997
                                (52 weeks)   (52 weeks)   (53 weeks)    (52 weeks)   (52 weeks)
                                ----------   ----------   ----------    ----------    ---------

Number of publication titles        13           20           38            70           80

Number of publications mailed   2,688,000    4,794,000     6,604,000     6,300,000   11,318,000



Customer Service

         One of the Company's goals is to make purchasing its products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of the Company's business. Order entry and fulfillment occurs at each of the Company's 52 branches and main call centers located at the Company's three operating distribution centers. Calls are received by highly trained in-bound telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. The Company's branch offices field approximately 56% of all telephone orders. The Company's telephone ordering system is flexible and, in the event of local or regional breakdown, can be rerouted to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the warehouse closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with the Company are shipped by United Parcel Service ("UPS"), and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. The Company has no written agreement with UPS but has been able to negotiate favorable shipping rates due to the volume of shipments from the Company. The Company is not dependent on any one carrier and believes that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as the Company's primary carrier. The Company believes that its relationships with all its carriers are satisfactory. The Company guarantees same-day shipping if the order is received prior to 4:30

p.m. eastern time and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

Information Systems

         The Company's proprietary information systems allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of its business. These proprietary information systems enable the Company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. The proprietary information systems enable the Company to achieve cost savings, deliver superior customer service and manage its operations centrally. Certain of the Company's information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. The Company also maintains a sophisticated buying and inventory management system that monitors substantially all of its SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. In fiscal 1997, the Company implemented an EDI purchasing program with its vendors for the purpose of reducing inventory levels and increasing inventory turnover. In fiscal 1998 the Company intends to develop an EDI purchasing program with its customers with the objective of allowing them to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

         In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, the Company has also developed a proprietary MRO management system, the Customer Direct Access Plus System ("CDA"), which is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to the Company's computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities and cross-referencing capability to a customer's own product stock numbers. In addition, the Company is developing a Windows(R)-based CDA and a CD-ROM package and has recently commenced providing product information on the Internet.

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

         The Company has several information system improvement initiatives under way that will require increased expenditures during the next several years. These initiatives, which began in prior years, include the conversion of certain Company computer systems which overcome so-called "Year 2000" problems. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. MSC, like many other companies, is expected to incur expenditures over the next few years to address this issue.

         MSC has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Company expenses during 1997 and 1998. The Company expects to complete its Year 2000 cost estimates by mid-1998.

Acquisitions

         The Company has completed a limited number of acquisitions to date. The Company, however, may actively consider acquisitions as part of its future growth strategy if opportunities arise. The Company believes that the ongoing consolidation within the industrial supply industry is spurring smaller competitors to seek partners to increase their productivity and reduce costs. The Company believes that it is well positioned to play a significant role in this industry consolidation.

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

         Upon completing an acquisition within an existing market, the Company intends to move rapidly to integrate the acquired entity into its existing operations. The Company believes that such integration offers a number of opportunities to improve productivity and customer service. These benefits include: (i) elimination of redundant facilities and services, (ii) reduction of administrative overhead,
(iii) consolidation of purchasing power, (iv) expanded customer services, and
(v) increased merchandise selection. From time to time, the Company has engaged in, and continues to engage in, preliminary discussions with respect to potential acquisitions. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate. No assurance can be given that any such acquisitions, when and if made, will be successfully integrated into the Company's existing operations, nor can there be any assurance that the Company will be able to implement this phase of its growth strategy.

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

Employees

         As of November 24, 1997, the Company employed approximately 1,950 employees, including approximately 1,885 full-time and approximately 65 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relationships with employees to be good and has experienced no work stoppages.

Item 2. PROPERTIES.

        The Company's distribution centers are as follows:


                                             Approx.        Operational
   Location                                  Sq. Ft.            Date
-----------                                  -------        -----------

Atlanta, Georgia(1)                           340,000       October 1990

Elkhart, Indiana(2)                           270,000       March 1996

Harrisburg, Pennsylvania(2)                   270,000       January 1997



(1)   The related party lease for this facility expires on July 31, 2010.
(2)   This facility is owned by the Company.

         The Company maintains its headquarters at an 83,000 square foot facility in Plainview, Long Island, and sublets to a third party approximately

60,000 square feet of another facility located in Plainview, Long Island.

         In November 1997, the Company purchased a building in Melville, New York which will serve as the Company's principal executive office upon relocation there, which is expected to occur in August 1998.

         The Company maintains 52 branch offices located in 28 states, as well as certain other locations related to acquired entities, ranging in size from 3,000 to 16,000 square feet. The leases for these branch offices will expire at various periods between October 1997 and July 2010. The aggregate annual lease payments on these properties in fiscal 1997 was approximately $3,567,000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." The Company's Class B Common Stock is not traded over any public market.

         The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from December 1995 (when the Company listed the Class A common stock on the NYSE) to August 30, 1997:


                                                            Price of Class A
        Fiscal Year Ended August 31, 1996                     Common Stock
        ---------------------------------                   ----------------


                                                             High     Low
                                                             ------------

Second Quarter (beginning December 15, 1995).........      $28-3/8  $22-1/4
Third Quarter........................................        37      27-5/8
Fourth Quarter.......................................       37-1/8   27-7/8


        Fiscal Year Ended August 30, 1997
        ---------------------------------

First Quarter .......................................      $39-1/8  $30-1/8
Second Quarter ......................................       39-1/8      33
Third Quarter........................................       35-7/8      28
Fourth Quarter.......................................       43-1/4   35-1/4


         On November 24, 1997, the last reported sales price for the Class A common stock on the NYSE was $37 per share.

         The approximate number of holders of record of the Class A common stock as of November 24, 1997 was 483. The number of holders of record of the Company's Class B common stock as of November 24, 1997 was 9.

         The Company has not declared cash dividends on the Class A common stock or the Class B common stock and does not have any plans to pay any cash dividends on either such class of stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the Class A common stock and the Class B common stock will be retained to finance the business of MSC and its subsidiaries.

Item 6. SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended September 2, 1995, August 31, 1996 and August 30, 1997 and the selected balance sheet data as of August 31, 1996 and August 30, 1997 are derived from the Company's audited financial statements which are included elsewhere herein. The selected balance sheet data as of August 28, 1993, August 27, 1994 and September 2, 1995 and the selected income statement data for the fiscal years ended August 28, 1993 and August 27, 1994 are derived from audited financial statements of the Company not included herein.

                                                          Year Ended
                                ------------------------------------------------------------
                                August 28,  August 27,  September 2, August 31,  August 30,
                                   1993        1994         1995        1996        1997
                                (52 weeks)  (52 weeks)   (53 weeks)  (52 weeks)  (52 weeks)
                                ------------------------------------------------------------
                                            (in thousands, except per share data)

Income Statement Data:

    Net sales                     $142,287    $174,682    $248,483    $305,294    $438,003
    Gross profit                    61,796      74,852     103,288     126,775     179,255
    Operating expenses              44,951      50,811      69,532      83,666     120,498
    Restructuring charge              --          --          --         8,600         --
    Income from operations          16,845      24,041      33,756      34,509      58,757
    Income taxes                       418         813         765       5,531      23,518
    Net income                      15,682      22,573      31,698      28,503      36,017
    Net Income per common share       --          --          --           --         1.06
    Pro forma net income(1)          9,740      14,149      19,640      20,591         --
    Pro forma net income per
        share(2)                      --          --          --         $0.70         --
    Pro forma weighted number of
        shares outstanding(2)         --          --          --        29,623         --

Selected Operating Data(3):
    Active customers                    78          98         120         127         146
    Number of SKUs                     150         170         231         302         332
    Orders entered                   1,103       1,348       1,833       2,155       2,425
    Number of publication titles
      (not in thousands)                13          20          38          70          80

    Number of publications mailed    2,688       4,794       6,604       6,300      11,318
    Revenue per employee           $   201     $   214     $   249     $   266    $    280


                                August 28,  August 27,  September 2, August 31,  August 30,
                                   1993        1994         1995        1996        1997
                                ---------   ----------  -----------  ---------   ----------

Balance Sheet Data (at period end):

    Working capital                $57,335     $48,726     $81,228    $163,785    $190,344
    Total assets                    80,853      91,307     139,032     265,484     334,834
    Short-term debt                    665      12,728       9,208       2,486         213
    Long-term debt, net of
      current portion               18,374       3,220      30,969      42,191       2,744
    Shareholders' equity           $49,708     $55,750     $72,088    $172,571    $274,995


(1) Gives pro forma effect to "C" corporation taxation at an assumed annual rate of 39.5%.

(2) Pro forma net income per common share for the year ended August 31, 1996 includes the pro forma effect of a "C" corporation income tax provision for the entire fiscal year. Pro forma weighted average common shares outstanding include the weighted average shares of Class A and Class B common stock and common stock equivalents outstanding during the year, after giving pro forma effect to the recapitalization in the initial public offering.

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General


         In recent years, the Company made the strategic decision to leverage its strength as a low-cost value-added MRO provider by adding new categories of MRO supplies, such as welding and electrical supplies, which has increased sales to existing customers and allowed the Company access to new customers. The Company believes that revenue has increased, in part, as a result of the increase in the number of SKUs; however, the Company is unable to quantify precisely the impact of such increase. The Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. During fiscal 1997, the Company added over 30,000 SKUs and expects to add approximately 40,000 SKUs during each of the next two fiscal years. The Company generally adds SKUs in response to the feedback it receives from its existing customers. In this way, the Company seeks to increase purchases from existing customers through increased product offerings that it knows are desired by its customers. While adding new product categories is important to increasing volume and profits, this expansion will result in increases in the Company's inventory purchases. The Company also seeks to expand its customer base by offering its increased product lines and product offerings to customers who have not previously purchased merchandise from the Company. There can be no assurance that the Company will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

         The Company significantly expanded its direct mail marketing program from approximately 4.8 million pieces in fiscal 1994 to 6.3 million pieces in fiscal 1996. In fiscal 1997, the Company targeted its marketing program to enhance its investments in acquired entities and new distribution centers. Accordingly, in fiscal 1997, mailings increased to 11.3 million pieces. Targeted mailings to customers or potential customers are designed to maximize the Company's return in relation to its marketing expenditures. The Company utilizes its customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. The Company believes that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

         In fiscal 1998, the Company intends to take advantage of the additional products offered and its expanded distribution capabilities by further increasing its direct marketing efforts. These direct marketing expenditures are expected to enhance the expanded product offerings and improved distribution capabilities; however, the costs associated with this program will be incurred substantially in advance of increased sales and may negatively impact operating margins in the short term. Such costs are expected to be offset, in part, by increases in vendor funded co-op payments which will offset a portion of the catalog and mailing expenses. There can be no assurance that continued expansion of the Company's direct mail marketing program will result in new customers or an increase in sales from existing customers.

         Revenue per employee increased from approximately $214,000 in fiscal 1994 to approximately $280,000 during fiscal 1997. The Company believes that this increase in revenue per employee is indicative of its efforts to achieve higher levels of efficiency and cost savings at the employee level. However, commencement of shipping operations at the Elkhart, Indiana distribution center and at the Harrisburg, Pennsylvania distribution center had a negative impact on revenue per employee.

         The number of annual orders entered and processed has increased from approximately 1.3 million in fiscal 1994 to approximately 2.4 million during fiscal 1997. The average order size of the Company's core business has increased from $130 in fiscal 1994 to $153 during fiscal 1997. The Company believes that its targeted marketing campaign strategy to continue to add new product categories and new products within existing categories and increased efficiencies in order processing have been significant contributing factors to the Company's increase in orders and, accordingly, sales, both from existing customers and from new customers; however, there can be no assurance that the Company will be able to continue to grow at rates recently experienced or at all.

         In fiscal 1996, the Company recorded, and through the first half of fiscal 2001 the Company will continue to record, a non-cash deferred compensation charge at a rate of approximately $600,000 per year as a result of the issuance of approximately 156,000 shares of Class A Common Stock to certain of the Company's employees pursuant to the Company's 1995 Restricted Stock Plan. Certain of these shares have been forfeited by grantees, and the related non-cash deferred compensation charge will be reduced accordingly.

         MSC commenced shipping operations at its new distribution center in Harrisburg, Pennsylvania during fiscal 1997 in order to improve the Company's efficiency, geographic distribution and market penetration. The opening of this new distribution center required a substantial capital investment, including expenditures for real estate and construction, and a substantial investment for inventory. The opening has also adversely impacted distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and since the commencement of operations. Additionally, until sales volumes mature at this new distribution center, expenses as a percentage of sales may be adversely impacted. During fiscal 1996, the Company commenced shipping operations at a new distribution center in Elkhart, Indiana. The opening also initially had adverse effects similar to those arising from the opening of the Harrisburg, Pennsylvania distribution center on distribution expenses as a percentage of sales, inventory turnover and return on investment.

Results Of Operations

         The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1995, 1996 and 1997:





                                    September 2, 1995     August 31, 1996    August 30, 1997
                                    -----------------     ---------------    ---------------

Net sales (dollars in thousands)...       $248,483            $305,294           $438,003
                                          --------            --------           --------


Net sales..........................         100.0%              100.0%            100.0%

Gross profit.......................          41.6                41.5              40.9

Operating expenses.................          28.0                27.4              27.5

Restructuring charge...............            --                 2.8               -

Income from operations.............          13.6                11.3              13.4

Net income.........................          12.8                 9.3               8.2

Pro forma net income...............           7.9                 6.7               N/A


Year Ended August 30, 1997 Compared to Year Ended August 31, 1996

         Net sales increased by $132.7 million, or 43.5%, to $438.0 million in fiscal 1997 from $305.3 million in fiscal 1996. This increase was attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1997. The increase in sales to existing customers was derived primarily from an increase of 9.9% in the number of SKUs offered as well as from more focused marketing efforts. Average annual sales per customer increased 8.4%, and the number of active customers increased 15.0% in fiscal 1997, as compared to fiscal 1996. Sales from the companies acquired in 1997 accounted for approximately 9% of consolidated net sales.

         Gross profit increased by $52.5 million, or 41.4%, to $179.3 million in fiscal 1997 from $126.8 million in fiscal 1996. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit decreased from 41.5% to 40.9%, resulting primarily from slightly lower margins realized from customers and product lines gained through the Company's acquisitions. The Company's gross profit as a percentage of sales from its core business remained constant.

         Operating expenses, exclusive of the restructuring charge in fiscal 1996, increased by $36.8 million, or 44.0%, to $120.5 million in fiscal 1997 from $83.7 million in fiscal 1996. This increase was attributable to increased sales volume which required additional staffing and support. As a percentage of sales, operating expenses slightly increased from 27.4% to 27.5%.

         Restructuring charge of $8.6 million, recorded during the third quarter of fiscal 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. The Harrisburg, Pennsylvania distribution center commenced shipping in September 1996, and became fully operational during the first half of fiscal 1997.

         Income from operations, exclusive of the restructuring charge, increased by $15.7 million, or 36.4%, to $58.8 million in fiscal 1997 from $43.1 million in fiscal 1996. This increase was attributable to increased sales and gross profit offset in part by an increase in operating expenses.

         Net income increased by $7.5 million, or 26.3% to $36.0 million in fiscal 1997, from $28.5 million in fiscal 1996, but increased by $15.4 million, or 74.8% as compared with pro forma 1996 net income of $20.6 million, which gives effect to "C" corporation taxation for the entire period. The increase in net income is attributable to the restructuring charge taken in fiscal 1996, and increased sales and gross profit offset by the increase in operating expenses necessary in order to service increased volume and invest in future growth.

Fiscal Year Ended  August 31, 1996  Compared to Fiscal Year Ended  September  2,
1995

         Net sales increased by $56.8 million, or 22.9%, to $305.3 million in fiscal 1996 from $248.5 million in fiscal 1995, which included one extra week (the Company's fiscal years contain either 52 or 53 weeks). This increase was primarily attributable to an increase in sales to the Company's existing customers and, to a lesser extent, to an increase in the number of new customers. The increase in sales to existing customers was derived primarily from an increase of 31% in the number of SKUs offered as well as from more focused marketing efforts. Average annual sales per customer increased 16%, and the number of active customers increased 6% in fiscal 1996, as compared to fiscal 1995.

         Gross profit increased by $23.5 million, or 22.7%, to $126.8 million in fiscal 1996 from $103.3 million in fiscal 1995. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit remained constant at approximately 41.5% and 41.6% for the respective periods.

         Operating expenses, exclusive of the restructuring charge in fiscal 1996, increased by $14.1 million, or 20.3%, to $83.7 million in fiscal 1996 from $69.5 million in fiscal 1995. This increase was attributed to increased sales volume which required added staffing and support. As a percentage of sales, operating expenses declined from 28.0% to 27.4%.

         Restructuring charge of $8.6 million, recorded during the third quarter of fiscal 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. This is the equivalent of $5.2 million after taxes, or $0.17 per share. The restructuring charge includes the cost of relocating or replacing the Company's Long Island workforce, the cost of physically moving the inventory from Long Island to Harrisburg, Pennsylvania, and the cost of leases and assets associated with abandoned facilities. The Harrisburg, Pennsylvania distribution center commenced shipping in September 1996, and became fully operational in the first half of fiscal 1997.

         Income from operations increased by $0.7 million, or 2.2%, to $34.5 million in fiscal 1996 from $33.8 million in fiscal 1995. This increase was attributable to increased sales and gross profit, offset in part by the aforementioned restructuring charge and increases in operating expenses. Before taking into account the restructuring charge, income from operations would have increased by $9.4 million, or 27.7%, to $43.1 million.

         Net income decreased by $3.2 million, or 10.1%, to $28.5 million in fiscal 1996 from $31.7 million in fiscal 1995. The decrease in net income is primarily attributable to the restructuring charge and taxation at "C" corporation rates for a portion of fiscal 1996, partially offset by increased sales and gross profit. Before taking into account the restructuring charge, net income would have increased by $2.0 million, or 6.3%, to $33.7 million.

         Pro forma net income increased by $1.0 million, or 4.8%, to $20.6 million in fiscal 1996 from $19.6 million in fiscal 1995. This change in pro forma net income reflects primarily the cumulative effects of the changes in net income. As a percentage of sales, pro forma net income in fiscal 1996 decreased to 6.7% from 7.9% in fiscal 1995. This decline in pro forma net income as a percentage of sales reflects primarily the restructuring charge in 1996, offset, in part, by the percentage decline in other operating expenses and the decline in pro forma income taxes, both as a percentage of sales.

Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters.


                             Year Ended August 31, 1996            Year Ended August 30, 1997
                         -----------------------------------   ------------------------------------
                          First   Second    Third    Fourth      First    Second    Third    Fourth
                         Quarter  Quarter  Quarter   Quarter    Quarter   Quarter  Quarter   Quarter
                         -------  -------  -------   -------    -------   -------  -------   -------
                                                 (dollars in thousands)

Income Statement Data:

     Net sales.......... $69,681  $74,631  $80,215   $80,767    $92,214  $104,685  $123,895  $117,209


     Income from           8,766   10,305    4,378    11,060     11,364    14,675    17,755    14,963
     operations.........

     Net income.........   7,988   10,950    2,758(2)  6,807      6,950     8,831    10,921     9,315

     Pro forma net         4,969    6,305      N/A       N/A        N/A       N/A       N/A       N/A
     income(1)..........


(1) Gives pro forma effect to "C" corporation taxation at an assumed annual rate of 39.5%.

(2) Net of restructuring charge of $5,200 (after income tax effect of $3,400).

         The Company has generally experienced slightly lower sales volumes during the summer months and the Company expects this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is somewhat lower than in the third fiscal quarter, excluding the effect of the restructuring charge in fiscal 1996, due largely to the continuation of the Company's fixed costs during slower sales periods. The Company's quarterly results of operations may also fluctuate as a result of a variety of other factors, including the timing of commencement of operations at new distribution centers.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, acquisitions and facilities expansions and (ii) prior to the initial public offering, distributions to its existing shareholders, primarily to satisfy their tax liabilities resulting from the "S" corporation status of the Operating Subsidiary. The Company's primary sources of financing have been cash from operations, bank borrowings under the Company's revolving credit facility (the "Credit Facility"), subordinated loans from shareholders, a portion of the proceeds from the initial public offering, and a portion of the proceeds of the Company's public offering in fiscal 1997 (the "Second Offering"). The Company anticipates that the proceeds from these offerings, its cash flows from operations and available lines of credit will be adequate to support its operations for the immediate future and for at least the next 24 months.

         In March 1996, the Company commenced shipments from its Elkhart, Indiana distribution center, which provides next day service to most of the Midwestern United States. The increases in inventory reflected in the August 31, 1996 balance sheet are substantially the result of the opening of this facility.

         Under the terms of the Credit Facility, the Company has available unsecured borrowings of up to $80 million. Interest on amounts borrowed may be paid at the option of the Company at a rate per annum equal to the bank's base rate (8.5% at August 30, 1997) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum. The Credit Facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains certain financial covenants which require the Company to maintain a minimum net worth, ratio of current assets to current liabilities, ratio of liabilities to effective net worth, minimum interest coverage ratio and positive net income, to refrain from capital expenditures in excess of certain amounts and to limit the issuance of dividends. As of August 30, 1997, the Company was in compliance with all bank covenants. As of August 30, 1997, the Company had no outstanding borrowings under the Credit Facility.

         Net cash provided by operating activities increased $76.7 million to $45.8 million from a net cash used position of $30.9 million for the fiscal years ended August 30, 1997 and August 31, 1996, respectively. In fiscal 1997, inventory (excluding inventory of acquired companies) declined, reflecting improved inventory control policies and procedures. The net usage of cash in fiscal 1996 was primarily due to purchases of inventory in connection with the initial stocking of the Elkhart distribution center and introduction of new products. Net cash used in operating activities was $1.2 million in fiscal 1995. The decrease from fiscal 1995 to fiscal 1996 results principally from purchases of inventory in connection with the stocking of the Elkhart distribution center and the introduction of new products.

         Net cash used in investing activities for the fiscal years ended August 30, 1997 and August 31, 1996 was approximately $47.4 million and $37.4 million, respectively. The increase of $10.0 million is primarily attributable to more cash paid for acquisitions in fiscal 1997, than for those in fiscal 1996, offset by reduced capital expenditures relating to the completion of the distribution centers in Elkhart, Indiana and Harrisburg, Pennsylvania. The net usage of cash in investing activities for fiscal 1996 was primarily due to the construction of the distribution centers in Elkhart, Indiana and Harrisburg, Pennsylvania. Net cash used in investing activities in fiscal 1995 of $9.5 million was a result of purchases of property, plant and equipment.

         Net cash provided by financing activities during the fiscal years ended August 30, 1997 and August 30, 1996 was approximately $13.4 million and $69.3 million, respectively. The change of $55.9 million is primarily attributable to the difference between the proceeds received from the completion of the Company's public offerings, net of the repayment of existing long-term debt from such proceeds in fiscal 1997. Net cash provided by financing activities of $7.9 in fiscal 1995 primarily reflects proceeds received from the borrowings in connection with the Credit Facility and additional bank borrowings principally to fund the growth in inventory, net of repayments of borrowings and distributions to "S" corporation shareholders.

         In July 1996, the Emerging Issues Task Force of the FASB reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

         Disclosures about Market Risks. The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

         The foregoing contains forward looking statements and there can be no assurance due to changes in local, regional or national economies and the availability of acquisition opportunities, among other things, that the foregoing shall be the case.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         MSC INDUSTRIAL DIRECT CO., INC.
                         -------------------------------

                                AND SUBSIDIARIES
                                ----------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                                            PAGE
                                                                                            ----

Report of Independent Public Accountants                                                     22

Consolidated Balance Sheets as of August 31, 1996 and August 30, 1997                        23

Consolidated Statements of Income for the three fiscal years ended August 30, 1997           24

Consolidated Statements of Shareholders' Equity for the three fiscal years
  ended August 30, 1997                                                                      25

Consolidated Statements of Cash Flows for the three fiscal years ended August 30, 1997       26

Notes to Consolidated Financial Statements                                                   27


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To MSC Industrial Direct Co., Inc.:


We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of August 31, 1996 and August 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 31, 1996 and August 30, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 30, 1997 in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Melville, New York
October 31, 1997

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                                              August 31,   August 30,
                                   ASSETS                                        1996         1997
                                   ------                                        ----         ----

Current Assets:

  Cash and cash equivalents                                                    $  1,679     $ 13,418
  Accounts receivable, net of allowance for doubtful accounts of $1,319 and
    $2,030, respectively                                                         41,042       55,348
  Inventories                                                                   152,620      163,003
  Due from officers, employees and affiliated companies                           1,052          765
  Prepaid expenses and other current assets                                       1,792        2,242
  Current deferred income taxes                                                   9,920        9,237
  Prepaid Federal income tax payments (Note 7)                                    4,512          -
                                                                              ---------    ---------
               Total current assets                                             212,617      244,013
                                                                              ---------    ---------

Property, Plant and Equipment, net                                               38,989       49,658
                                                                              ---------    ---------

Other Assets:
  Goodwill                                                                        8,224       34,270
  Other                                                                           5,654        6,893
                                                                              ---------    ---------
                                                                                 13,878       41,163
                                                                              ---------    ---------
                                                                               $265,484     $334,834
                                                                               ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Accounts payable                                                             $ 13,270     $ 11,459
  Accrued liabilities                                                            33,076       41,997
  Current portion of long-term notes payable                                      2,486          213
                                                                              ---------    ---------

               Total current liabilities                                         48,832       53,669

Long-term notes payable                                                          42,191        2,744

Other long-term liabilities                                                         110          108
Deferred income tax liabilities                                                   1,780        3,318
                                                                              ---------    ---------
               Total liabilities                                                 92,913       59,839
                                                                              ---------    ---------

Commitments and Contingencies (Note 13)

Shareholders' Equity:

  Preferred stock; $0.001 par value; 5,000,000 shares authorized;
    none outstanding                                                                  -            -
  Class A common stock; $0.001 par value; 100,000,000 shares authorized;
    8,311,394 and 16,665,983 shares, respectively, issued and outstanding             8           17
  Class B common stock; $0.001 par value; 50,000,000 shares authorized;
    23,475,000 and 17,182,200 shares, respectively, issued and outstanding           24           17
  Additional paid-in capital                                                    145,628      211,704
  Retained earnings                                                              29,482       65,499
  Treasury stock, at cost                                                          -            (499)
  Deferred stock compensation                                                    (2,571)      (1,743)
                                                                              ---------    ---------
               Total shareholders' equity                                       172,571      274,995
                                                                              ---------    ---------
                                                                              $ 265,484    $ 334,834
                                                                              =========    =========


   The accompanying notes are an integral part of these consolidated balance sheets.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                      (In thousands, except per share data)
                      -------------------------------------

                                                                   For The Fiscal Years Ended
                                                            -------------------------------------------
                                                             September 2,    August 31,    August 30,
                                                                 1995           1996          1997
                                                                 ----           ----          ----
                                                               (Note 2)

Net sales                                                     $  248,483      $ 305,294    $  438,003
Cost of goods sold                                               145,195        178,519       258,748
                                                            ------------    -----------   -----------

               Gross profit                                      103,288        126,775       179,255

Operating expenses                                                69,532         83,666       120,498
Distribution center restructuring charge (Note 4)                   -             8,600        -
                                                            ------------    -----------   -----------

               Income from operations                             33,756         34,509        58,757
                                                            ------------    -----------   -----------

Other income (expense):

  Income on rental property                                          118            123           177
  Interest expense                                                (1,870)        (1,534)         (490)
  Interest income                                                     29            647           723
  Other income (expense), net                                        430            289           368
                                                            ------------    -----------   -----------
                                                                  (1,293)          (475)          778
                                                            ------------    -----------   -----------
               Income before provision for income taxes           32,463         34,034        59,535

Provision for income taxes                                           765          5,531        23,518
                                                            ------------    -----------   -----------

               Net income                                     $   31,698      $  28,503    $   36,017
                                                              ==========      =========    ==========

Per share data (Note 2):


  Net income per common share                                                              $     1.06
                                                                                           ==========
  Weighted average common shares and common share
    equivalents outstanding                                                                34,109,018
                                                                                           ==========



 The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                FOR THE THREE FISCAL YEARS ENDED AUGUST 30, 1997
                ------------------------------------------------

                                 (In thousands)
                                 --------------


                                Class A            Class B                                Treasury Stock
                              Common Stock       Common Stock   Additional               -----------------   Deferred
                              ------------       ------------    Paid-In    Retained               Amount     Stock
                            Shares    Amount   Shares   Amount   Capital    Earnings    Shares    at cost   Compensation    Total
                            ------    ------   ------   ------   -------    --------    ------    -------   ------------    -----
BALANCE, August 27, 1994      -       $ -      24,000   $  24    $  8,034    $47,692       -       $  -        $  -         $55,750

 Net income                   -         -         -         -           -     31,698       -          -           -         31,698
 Distributions to
   shareholders               -         -         -         -           -    (15,360)      -          -           -        (15,360)
                            ------    ------   ------   ------   --------    --------    ------    -------   ------------    -----

BALANCE, September 2,
   1995 (Note 2)              -         -      24,000      24       8,034     64,030       -          -           -         72,088

 Initial public offering
   of common stock, net
   of costs of offering     7,525       8         -         -     132,623          -       -          -           -        132,631
   of $10,352 (Note 1)
 Exchange of Class B
   Common Stock for
   Class A Common Stock       525       -        (525)      -           -          -       -          -           -           -
 Issuance of restricted
   common stock               157       -         -         -       2,981          -       -          -         (2,981)       -
   (Note 11)
 Cancellation of restricted
   common stock               (1)       -         -         -        (10)          -       -          -             10        -
 Amortization of deferred
   stock  compensation        -         -         -         -          -           -       -           -           400         400
 Issuance of common stock
   for acquisition of
   subsidiary (Note 3)        105       -         -         -      2,000           -       -          -           -          2,000
 Net income                   -         -         -         -          -      28,503       -          -           -         28,503
 Distributions to
   shareholders (Note 1)      -         -         -         -          -     (63,051)      -          -           -        (63,051)

                            ------    ------   ------   ------   -------    --------    ------    -------   ------------    -----

BALANCE, August 31, 1996    8,311       8      23,475      24    145,628      29,482       -          -         (2,571)    172,571

 Secondary public offering
   of common stock, net
   of costs of offering     2,000       2         -         -     64,444           -       -          -           -         64,446
   of $3,304 (Note 10)
 Exchange of Class B
   Common Stock for
   Class A Common Stock     6,293       7      (6,293)     (7)         -           -       -          -           -           -
 Purchase of treasury
   stock                      -         -         -         -          -           -      14       (499)          -           (499)
 Cancellation of
   restricted common
   stock                      (12)      -         -         -       (228)          -       -          -            228        -
 Amortization of deferred
  stock compensation          -         -         -         -          -           -       -          -            600         600
  compensation
 Exercise of common stock
  options, including
  related tax benefits of
  $380                         74       -         -         -      1,860           -       -          -           -          1,860
 Net income                   -         -         -         -          -      36,017       -          -           -         36,017
                            ------    ------   ------   ------   -------    --------    ------    -------   ------------    -------

BALANCE, August 30, 1997    16,666   $ 17      17,182   $  17   $211,704     $65,499      14    $  (499)       $(1,743)   $274,995
                            ======    ======   ======   ======  ========    ========    ======    =======   ============   =======


 The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                 --------------

                                                                       For The Fiscal Years Ended
                                                                  --------------------------------------
                                                                  September 2,  August 31,  August 30,
                                                                      1995         1996        1997
                                                                      ----         ----        ----
                                                                    (Note 2)

Cash flows from operating activities:
  Net income                                                       $ 31,698      $ 28,503    $ 36,017
                                                                   --------      --------    --------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                     1,932         3,087       5,314
    Amortization of deferred stock compensation                        -              400         600
    Loss (gain) on disposal of property, plant and equipment             (2)           29         218
    Provision for doubtful accounts                                     694         1,019       1,127
    Deferred income taxes                                              -           (7,811)      2,221
    Changes in operating assets and liabilities, net of effect from acquisitions:
      Accounts receivable                                            (8,578)       (7,758)     (9,410)
      Inventories                                                   (30,561)      (59,866)      5,977
      Prepaid expenses and other current assets                          26           510        (172)
      Prepaid federal income tax payments                            (1,036)       (1,397)      4,512
      Other assets                                                   (1,435)       (1,334)     (1,298)
      Accounts payable and accrued liabilities                        6,081        14,523         673
      Other long-term liabilities                                        (3)         (781)         (2)
                                                                  ---------     ---------   ---------
           Total adjustments                                        (32,882)      (59,379)      9,760
                                                                  ---------     ---------   ---------
           Net cash provided by (used in) operating activities       (1,184)      (30,876)     45,777
                                                                  ---------     ---------   ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                         (9,495)      (26,886)    (13,528)
  Proceeds from sale of property, plant and equipment                    11            10          34
  Cash paid for acquisitions, net of cash acquired                     -          (10,530)    (33,928)
                                                                  ---------     ---------   ---------
           Net cash used in investing activities                     (9,484)      (37,406)    (47,422)
                                                                  ---------     ---------   ----------

Cash flows from financing activities:

  Net proceeds from public offerings of common stock                   -          132,631      64,446
  Purchase of treasury stock                                           -             -           (499)
  Net proceeds from exercise of common stock options                   -             -          1,480
  Net proceeds from (repayments of) notes payable                    21,349        11,616     (52,330)
  Payments of capital leases                                           (478)         -           -
  Proceeds from subordinated debt to shareholders                    20,144          -           -
  Repayment of subordinated debt to shareholders                    (17,263)      (11,778)       -
  Repayments from (advances to) affiliates                             (539)         (138)        287
  Distributions to shareholders                                     (15,360)      (63,051)       -
                                                                  ---------     ---------   ---------
           Net cash provided by financing activities                  7,853        69,280      13,384
                                                                  ---------     ---------   ---------

Net increase (decrease) in cash and cash equivalents                 (2,815)          998      11,739
Cash and cash equivalents, beginning of year                          3,496           681       1,679
                                                                  ---------     ---------   ---------
Cash and cash equivalents, end of year                             $    681      $  1,679    $ 13,418
                                                                   ========      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

    Interest                                                       $  1,883      $  2,022    $    443
                                                                   ========      ========    ========
    Income taxes                                                   $    561      $ 12,376    $ 20,669
                                                                   ========      ========    ========

Supplemental schedule of noncash investing and financing activities:

  Issuance of stock for purchase of subsidiary (Note 3)            $   -         $  2,000    $   -
                                                                   ========      ========    ========
  Issuance of stock for restricted stock plan (Note 11)            $   -         $  2,981    $   -
                                                                   ========      ========    ========


  The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------

1.    BUSINESS AND ORGANIZATION:
      -------------------------

      Organization
      ------------

         MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated in the State of New York on October 24, 1995 as a holding company for the purpose of (i) issuing 7,525 shares of Class A Common Stock in an initial public offering ("IPO") and (ii) issuing 24,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's IPO.

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

      Business
      --------

         The Company is a distributor of industrial equipment and supplies with headquarters in Plainview, New York. The Company serves both domestic and international markets through its distribution network, which includes fifty-two local MSC branches in twenty-eight states, as well as certain other locations related to acquired entities, concentrated in the Eastern and Southern United States, and regional distribution centers in Harrisburg, Pennsylvania; Elkhart, Indiana and Atlanta, Georgia.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------

      Principles of Consolidation
      ---------------------------

         The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its wholly-owned subsidiaries.

         The fiscal 1995 financial statements included herein are those of the Operating Subsidiary and have been retroactively restated to give effect to the recapitalization of the Company related to the IPO (Note 1). The fiscal 1996 and 1997 consolidated financial statements are those of the Company and its subsidiaries which, prior to December 20, 1995, reflect only the activity of the Operating Subsidiary.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------

Fiscal Year
-----------

         The Company's fiscal year ends on the Saturday closest to August 31. The financial statements for fiscal 1995 (September 2, 1995), 1996 (August 31,
1996) and 1997 (August 30, 1997) contain activity for fifty-three weeks, fifty-two weeks and fifty-two weeks, respectively.

      Cash and Cash Equivalents
      -------------------------

         Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

      Concentration of Credit Risk
      ----------------------------

         The Company's mix of receivables is diverse, with approximately 146,000 active customer accounts. The Company sells its products directly to end users and, in some cases, to other wholesalers and distributors in its market areas.

      Inventory Valuation

      -------------------

         Inventories consist of merchandise held for resale and are stated at the lower of average cost or market.

      Property, Plant and Equipment
      -----------------------------

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

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", interest attributable to construction of distribution centers is capitalized as part of the cost of the related buildings during the period prior to which such facilities are available and ready for use. The amount of interest included in property, plant and equipment at August 31, 1996 and August 30, 1997 is $719 and $944, respectively.

         The Company capitalizes certain payroll costs associated with the development of internal computer systems. These costs are included within property, plant and equipment in the accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems, not to exceed five years.

      Long-Lived Assets
      -----------------

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's results of operations or financial position.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)

     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


      Goodwill
      --------

         Goodwill shown in the consolidated balance sheets at August 31, 1996 and August 30, 1997 relates to several acquisitions completed during fiscal 1996 and 1997 (Note 3). Goodwill is being amortized on a straight-line basis over a 40-year period. Accumulated amortization was $44 and $581 as of August 31, 1996 and August 30, 1997, respectively.

      Stock-Based Compensation
      ------------------------

         In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied (see Note 11).

      Deferred Catalog Costs
      ----------------------

         The costs of producing and distributing the Company's principal catalogs are deferred and included in other assets in the Company's consolidated balance sheets in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs" ($4,488 and $5,349 at August 31, 1996 and August 30, 1997, respectively). These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

      Sales Returns
      -------------

         The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

      Net Income Per Common Share
      ---------------------------

         Net income per common share for fiscal 1997 was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the year. For fiscal 1996 and 1995, net income per common share on a pro forma basis which gives pro forma effect to the recapitalization in the IPO, a Subchapter "C" corporation income tax provision (Note 1) for both fiscal years and weighted average common share equivalents outstanding during fiscal 1996, was as follows:

                                                          1995           1996

                                                          ----           ----

       Pro forma net income                             $  19,640      $  20,591
                                                        =========      =========
       Pro forma net income per common share            $    0.82      $    0.70
                                                        =========      =========
       Pro forma weighted average common shares and
         common share equivalents outstanding              24,000         29,623
                                                        =========      =========

         There were no common share equivalents outstanding during fiscal 1995 or in the period prior to the IPO in fiscal 1996.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


      Use of Estimates
      ----------------

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

      Income Taxes
      ------------

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

         Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and certain accrued liabilities related to the restructuring charge described in Note 4. Deferred tax assets and liabilities, which were established in the second quarter of fiscal 1996 due to the Company's taxation as a subchapter "C" Corporation since the closing date of the IPO in December 1995, resulted in a credit to the provision for income taxes of $3,966 during fiscal 1996.

      Affiliates
      ----------

         The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. In connection with the IPO during fiscal 1996, the Company acquired two affiliated companies, Primeline International, Inc. and Kaja Productions, Inc. See Notes 5 and 12 for discussion of certain related party transactions.

      New Accounting Pronouncement
      ----------------------------

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------



3.    ACQUISITION OF BUSINESSES:
      --------------------------

         During fiscal 1996 and 1997, the Company acquired the following businesses:

           Business Acquired                        Date Acquired
           -----------------                        -------------

           Kaja Productions, Inc. *                 December 13, 1995
           Primeline International, Inc. *          December 13, 1995
           D.T.C. Tool Corp.                        June 1, 1996
           Cut-Rite Tool Corp.                      June 1, 1996
           Swiss Precision Instruments, Inc.        July 1, 1996
           Brooks Precision Supply, Inc.            November 1, 1996
           Dolin Supply, Inc.                       January 1, 1997
           Anderson Industrial Supply, Inc.         January 1, 1997
           Enco Manufacturing, Inc.                 February 1, 1997
           Discount Tool and Supply Company         August 1, 1997

          *  acquired from related parties

         The acquisitions described above were accounted for as purchases and were valued based on management's estimate of the fair value the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. The Company acquired Primeline International, Inc. for a purchase price of approximately $2,000 payable in shares of Class A common stock, which resulted in the issuance of 105 shares of Class A common stock. Costs in excess of net assets acquired of $8,268 and $34,851 were allocated to goodwill at August 31, 1996 and August 30, 1997, respectively.

         Summarized below are the unaudited pro forma results of operations as though each of these acquisitions had occurred at the beginning of fiscal 1996. Pro forma adjustments have been made for pro forma income taxes and amortization of goodwill related to these transactions.

                                                      August 31,      August 30,
                                                          1996            1997

                 Pro Forma:
                   Net sales                           $  416,887      $ 473,364
                                                       ==========      =========
                   Net income                          $   19,663      $  36,770
                                                       ==========      =========
                   Net income per common share         $      .66      $    1.08
                                                       ==========      =========

4.    DISTRIBUTION CENTER RESTRUCTURING CHARGE:
      -----------------------------------------

         On May 9, 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping and became fully operational in January 1997. The estimated cost associated with the relocation of the Company's existing Long Island facilities is approximately $8,600, which is primarily comprised of personnel relocation and severance, lease abandonment costs, moving and disposal costs, and this amount has been reflected as a charge to income from operations for the year ended August 31, 1996. Costs of approximately $7,027 primarily relating to labor, rent for vacated facilities and equipment disposals associated with the move were charged against the liability as of August 30, 1997 and the remaining liability of $1,573 is included in accrued liabilities in the accompanying consolidated balance sheet as of August 30, 1997 (Note 8).

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


5.    DUE FROM AFFILIATED COMPANIES:
      ------------------------------

         The amounts due from affiliated companies bear interest at the prime rate (8.5% at August 30, 1997).

6.    PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

         The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

                                                           Number of         August 31,    August 30,
                                                             Years              1996          1997
                                                           ---------         ----------    ----------

     Land                                                      -              $   2,949     $   2,949
     Building                                                  40                14,569        16,083
     Building and leasehold improvements               The lesser of the          2,563         2,847
                                                       life of the lease
                                                            or 31.5

     Furniture, fixtures and equipment                        3-10               29,034        35,912
     Automobiles                                               5                    321           725

     Computer systems                                         3-15                3,704         8,493
                                                                            -----------   -----------
                                                                                 53,140        67,009

     Less: Accumulated depreciation and                                          14,151        17,351
                                                                            -----------   -----------
     amortization

                                                                              $  38,989     $  49,658
                                                                              =========     =========



7.    INCOME TAXES:
      -------------

         The Company was required to make certain Federal income tax depository payments in order to maintain its fiscal year end as a subchapter "S" Corporation. Concurrent with the consummation of the IPO during fiscal 1996, the Company no longer qualified as a subchapter "S" Corporation and became a subchapter "C" Corporation. The balance in prepaid Federal income tax payments as of August 31, 1996 represents the prepayments made prior to the Company's subchapter "C" Corporation status which were returned to the Company prior to August 30, 1997. At August 31, 1996, these Federal tax deposits amounted to $4,512.

         The provision for income taxes for the year ended August 31, 1996 reflects "S" corporation taxation through the date of the public offering, and "C" corporation taxation thereafter (Note 2).

         The provision for income taxes is comprised of the following:


                                                          For the Fiscal Years Ended
                                              -----------------------------------------------------
                                              September 2, 1995   August 31, 1996   August 30, 1997
                                              -----------------   ---------------   ---------------
   Current:
      Federal, net of state income tax            $    -              $   10,744        $ 17,575
        benefit

      State and local                                   765                2,598           3,722
                                                  ---------           ----------        --------
                                                        765               13,342          21,297
                                                  ---------           ----------        --------
   Deferred:

      Federal, net of state income tax                 -                  (3,128)          1,833
        benefit


      State and local                                  -                    (717)            388
                                                  ---------           ----------        --------
                                                      -                   (3,845)          2,221
                                                  ---------           ----------        --------
   Subchapter "C" impact of SFAS No. 109               -                  (3,966)          -
                                                  ---------           ----------        --------
           Total                                  $     765           $    5,531        $ 23,518
                                                  =========           ==========        ========


               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


         Significant components of deferred tax assets and liabilities are as follows:

                                                         August 31, 1996    August 30, 1997
                                                         ---------------    ---------------

      Current and non-current deferred tax liabilities:
        Depreciation                                        $    (183)         $  (1,363)
        Prepaid advertising                                    (1,773)            (2,113)
                                                            ---------          ---------
                                                               (1,956)            (3,476)
                                                            ---------          ---------
      Current and non-current deferred tax assets:
        Accounts receivable                                       679                642
        Inventory                                               4,382              3,670
        Restructuring charge accrual                            3,143              1,089
        Deferred compensation                                     944              2,800
        Deferred stock compensation                               158                158
        Other                                                     790              1,036
                                                            ---------          ---------
                                                               10,096              9,395
                                                            ---------          ---------
      Net Deferred Tax Assets                               $   8,140          $   5,919
                                                            =========          =========




         The Company believes that, based upon its lengthy and consistent history of profitable operations, it is probable that the net deferred tax assets generated through August 30, 1997 will be realized, primarily from the generation of future taxable income.

         Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                     For the Fiscal Years Ended
                                                                August 31, 1996      August 30, 1997
                                                                ---------------      ---------------
           U.S. Federal statutory rate                                35.0%                 35.0%
           State income taxes, net of Federal benefit                  4.5                   4.5
           Income from "S" Corporation period taxable to
             shareholders                                            (11.9)                  -
           Subchapter "C" impact of SFAS No. 109                     (11.7)                  -
           All other, net                                              0.4                   -
                                                                     -----                  -----
           Effective income tax rate                                  16.3%                 39.5%
                                                                      ====                  ====


8.    ACCRUED LIABILITIES:
      --------------------

         Accrued liabilities consist of the following:

                                                                August 31,      August 30,
                                                                   1996            1997
                                                                ----------      ----------
        Accrued purchases                                        $10,349          $10,237
        Accrued payroll and bonus                                  4,408           12,555
        Accrued restructuring  and relocation charges              7,956            4,949
        Accrued other                                             10,363           14,256
                                                                --------         --------
             Total accrued liabilities                           $33,076          $41,997
                                                                 =======          =======

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


9.    LONG-TERM NOTES PAYABLE:
      ------------------------

         Long-term notes payable consist of the following:


                                                                August 31,      August 30,
                                                                    1996           1997
                                                                ----------      ----------
        Revolving credit agreement (a)                           $40,000       $      -
        Term notes payable (b)                                     2,307            2,957
        Credit agreement of subsidiary (c)                         2,300              -
        Other                                                         70              -
                                                                 -------           ------
                                                                  44,677            2,957
        Less: Current portion                                      2,486              213
                                                                 -------           ------
                                                                 $42,191           $2,744
                                                                 =======           ======

      Maturities of long-term notes payable are as follows:

        Fiscal

        1998                                                      $  213
        1999                                                         624
        2000                                                         198
        2001                                                         204
        2002                                                         210
        Thereafter                                                 1,508
                                                                  ------
                                                                  $2,957

      (a) As of August 30, 1997, the Company had an unsecured revolving credit agreement with a bank, as agent for a group of banks, with no outstanding borrowings. The credit agreement provides for maximum borrowings of $80,000 expiring on May 3, 2001. During the term of the agreement, the Company can borrow at the bank's base rate (8.5% at August 30, 1997), or alternatively, at the bankers acceptance ("BA") rate or LIBOR rate plus margins, which vary from

0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. A facility fee of one-eighth of one percent (0.125%) per annum is payable on the unused portion of the credit. The agreement contains certain covenants including, but not limited to, restrictions related to indebtedness, net worth, capital expenditures and the payment of dividends. As of August 30, 1997, the Company was in compliance with all covenants.

      (b) The term notes payable consist of three separate notes. The first note represents the Company's share of a loan payable under a credit agreement with a bank, as agent for a group of banks. The Company is obligated for 50% of the total debt, as these borrowings are secured by real property which is owned 50% by the Company and 50% by a real estate affiliate (Note 2). This note bears interest at the LIBOR rate plus margins which vary from 0.45% to 0.75% per annum, and is payable in monthly principal installments of $4, plus interest through April 1999, at which time the balance of the unpaid principal and any accrued interest is due. The balance as of August 30, 1997 is $483.

         The second note is payable to the Pennsylvania Industrial Development Authority and is secured by the land on which the Harrisburg, Pennsylvania distribution center is located. The loan bears interest at 3% per annum and is payable in monthly installments of approximately $14 through September 2011. The outstanding balance under this note is $2,323 as of August 30, 1997.

         The third note is payable to the Pennsylvania Department of Community and Economic Development and is unsecured. The loan bears interest at 3% per annum and is payable in monthly installments of approximately $1 through August 2011. The balance of this note at August 30, 1997 is $151.

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------

      (c) The Company assumed obligations of $2,300 under a $3,750 line of credit in connection with the acquisition of Swiss Precision Instruments, Inc. (Note 3). During fiscal 1997, this amount was repaid by the Company. The overall amount available was reduced, and $750 remains available as of August 30, 1997.

10.   COMMON STOCK TRANSACTIONS:

      Equity Offerings

         In September 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. This offering generated net proceeds to the Company of approximately $64,446, which were used primarily to repay certain debt and to finance acquisitions. The supplemental effect of the repayment of debt was not material to the Company's fiscal 1997 results of operations.

         In July 1997, the Company completed another secondary offering of 1,783 shares of Class A Common Stock, of which 58 shares were sold by existing shareholders from Class A Common Stock already held by those shareholders and 1,725 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. The Company did not receive any of the proceeds from this offering.

      Treasury Stock Purchases

         During fiscal 1997, the Company repurchased 14 shares of its Class A Common Stock for $499, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

11.   EMPLOYEE BENEFIT PLANS:

      Sid Tool Savings Plan

         The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all employees who have completed at least one month of service with the Company. For fiscal 1995, 1996 and 1997, the Company contributed $1,350, $216 and $1,233, respectively, to the Sid Tool Savings Plan. Company contributions are discretionary.

      Stock Option Plan

         In connection with the IPO, the Company adopted the MSC Industrial Direct Co., Inc. 1995 Stock Option Plan, pursuant to which options to purchase 2,000 shares of Class A common stock may be granted. Options may be granted to key employees, directors and consultants over terms not to exceed ten years and they generally vest ratably over 5 years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted.

              MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------

         A summary of the status of the Company's stock option plan at August 31, 1996 and August 30, 1997 and changes during the years then ended is presented in the table and narrative below:


                                                     1996                          1997
                                         --------------------------     --------------------------
                                                       Weighted                        Weighted
                                                        Average                        Average
                                            Shares   Exercise Price     Shares      Exercise Price
                                            ------   --------------     ------      --------------
       Outstanding - beginning of year          -           $  -             756        $   20.35
          Granted                             853             20.54          426            30.89
          Exercised                             -              -             (74)           20.30
          Cancelled/forfeited                 (97)            22.01          (19)           19.93
                                            -----                          -----
       Outstanding - end of year              756             20.35        1,089            24.49
                                            =====                          =====
       Exercisable - end of year               -               -              93            21.53
                                            =====                          =====
        Weighted average fair value of
          options granted                  $10.46                         $16.39
                                           ======                         ======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1996            1997
                                                     ----            ----
       Expected life (years)                          7.5              7.5
       Risk-free interest rate                        5.9%             6.86%
       Volatility                                    35.0%            35.0%
       Dividend yield                                 0.0%             0.0%

         The following table summarizes information about stock options outstanding at August 30, 1997:

                             Number of Options   Weighted Average      Weighted      Number of Options       Weighted
                               Outstanding at       Remaining           Average        Exercisable at        Average
Range of Exercise Price        August 30, 1997   Contractual Life    Exercise Price    August 30, 1997    Exercise Price
-----------------------        ---------------   ----------------    --------------    ---------------    --------------
   $19.00 - $28.50                   616                8.31             $19.59               83               $20.38
   $28.51 - $42.77                   473                9.58             $30.87               10               $30.75
                                   -----                                                      --
   $19.00 - $42.77                 1,089                8.87             $24.49               93               $21.53
                                   =====                                                      ==

               MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


         The Company has adopted the pro forma disclosure provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                                1996            1997
                                                                ----            ----
         Net income:                      As reported(a)       $ 20,591       $ 36,017
                                          Pro forma              19,446         33,805

         Net income per common share      As reported (a)      $   .70        $   1.06
                                          Pro forma                .66             .99

      (a) As reported net income and net income per common share amounts for fiscal 1996 are pro forma (Note 2).

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

      Restricted Stock Plan

         The Company adopted the Restricted Stock Plan in fiscal 1996, whereby the Company awarded 157 shares of Class A common stock to various employees. Employees vest in their ownership of these shares at the end of five years, prior to which such shares are forfeited upon the departure of the employees. The value of these shares at the grant date ($2,981) is included as a separate component of shareholders' equity, and the related compensation charge is being recorded ratably over the five year vesting period.

                                                        1996            1997
                                                        ----            ----

       Outstanding - beginning of year                      -             156
         Granted                                          157               -
         Exercised                                          -             (14)
         Canceled/forfeited                                (1)            (14)

                                                       ------             ---
       Outstanding - end of year                          156             128
                                                       ======             ===
       Exercisable - end of year                          -                29
                                                       ======            ====
       Weighted average market value on grant date     $19.00             N/A
                                                       ======             ===

12.   RELATED PARTY TRANSACTIONS:

         For fiscal 1995 and 1996, respectively, sales to and purchases from Primeline International, Inc. were as follows:

                                                 1995       1996
                                                 ----       ----
                                                             (a)

      Sales to affiliate                        $1,744      $492
      Purchases from affiliate                     967       210

      (a) On December 13, 1995, the Company purchased Primeline International, Inc. (Note 3). All intercompany transactions subsequent to that date have been eliminated in consolidation (Note 2) and are not included in the table above.

              MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)
                                   -----------


13.   COMMITMENTS AND CONTINGENCIES:

      Leases

         The operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. At August 30, 1997, approximate minimum annual rentals on such leases are as follows:

                                         Total (Including
                                          Related Party         Related Party
              Fiscal                       Commitments)          Commitments
              ------                       ------------          -----------

               1998                            $ 4,320              $  1,587

               1999                              3,357                 1,302
               2000                              2,338                 1,097
               2001                              1,946                 1,050
               2002                              1,384                 1,050
               Thereafter                        2,168                 2,010

         Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 1995, 1996 and 1997 was approximately $2,964, $3,290 and $4,672, respectively, including approximately $2,511, $2,519 and $2,053, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

         The Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2002. At August 30, 1997, approximate minimum annual rentals on such leases are as follows:

               Fiscal
               ------
               1998                          $1,094
               1999                             698
               2000                              96
               2001                               9
               2002                               2

      Guarantees

         As of August 30, 1997, the Company was a guarantor on loans made to affiliated real estate companies aggregating approximately $1,545.

      Self-Insurance

         The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $100 per participant during a September 1 plan year. Benefits paid in excess of $100 are reimbursed to the plan under the Company's stop loss policy. In addition, the Company also has an aggregate stop loss policy whereby the Company's liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid and monthly accumulated aggregate deductibles. Group health insurance expense for fiscal 1995, 1996 and 1997 was approximately $3,200, $4,100 and $5,200, respectively.

              MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
     (In thousands, except per share, estimated lives and customer amounts)
     ----------------------------------------------------------------------
                                   (CONTINUED)

                                   -----------


      Employment Agreements

         The Company has entered into employment and consulting agreements with various of the Company's officers and with the selling shareholders of acquired businesses (Note 3). The future minimum commitments under these agreements are as follows:

                                             Number of            Aggregate
                 Fiscal Year                Individuals         Annual Amount
                 -----------                -----------         -------------
                    1998                         22                $2,551
                    1999                         17                 2,005
                    2000                         13                 1,537
                    2001                          7                 1,147
                    2002                          5                   908
                 Thereafter                       4                 1,350

              Litigation

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14.   SUBSEQUENT EVENT:

      New Facility

         In November 1997, the Company purchased a building in Long Island, New York, which will serve as corporate headquarters, for approximately $9,502.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 1998 (the "1997 Proxy Statement"), which is incorporated herein by this reference.

Item 11.   EXECUTIVE COMPENSATION.

        Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1997 Proxy Statement, which is incorporated herein by this reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which is incorporated herein by this reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, which is incorporated herein by this reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 30, 1997.

        Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 21 herein.


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

        b.                       Financial Statement Schedules

               For the three fiscal years ended August 30, 1997

                                                                      Page
                                                                      ----
          Report of Independent Public Accountants on Schedule........S-1
          Schedule II - Valuation and Qualifying Accounts.............S-2

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

MSC INDUSTRIAL DIRECT CO., INC.

Dated: November 26, 1997                By /s/
                                          --------------------------------
                                          Mitchell Jacobson
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Title                                    Date
           ---------                         -----                                    ----
 /s/ Sidney Jacobson                 Chairman of the Board of Directors          November 26, 1997
--------------------------------
Sidney Jacobson

 /s/ Mitchell Jacobson               President, Chief Executive Officer          November 26, 1997
--------------------------------     and Director
Mitchell Jacobson

 /s/ James Schroeder                 Vice President, Logistics                   November 26, 1997
--------------------------------
James Schroeder

 /s/ Shelley Boxer                   Vice President, Chief Financial Officer,    November 26, 1997
--------------------------------     Principal Accounting Officer and Director
Shelley Boxer

 /s/ Denis Kelly                     Director                                    November 26, 1997
--------------------------------
Denis Kelly

 /s/ Melvin Redman                   Director                                    November 26, 1997
--------------------------------
Melvin Redman

/s/ Raymond Langton                  Director                                    November 26, 1997
--------------------------------
Raymond Langton

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MSC Industrial Direct Co., Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 31, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Melville, New York
October 31, 1997

                                                                    SCHEDULE II

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                               Balance at   Charged to   Charged to
                                               Beginning    Costs and      Other                    Balance at
                                                of Year     Expenses     Accounts     Deductions   End of Year
                                               ----------   ----------   ----------   ----------   -----------
For the fiscal year ended September 2, 1995
  Allowance for doubtful accounts           $   652       $   694      $ -             $469        $   877
                                            =======       =======      ======          ====        =======

For the fiscal year ended August 31, 1996
  Allowance for doubtful accounts           $   877        $1,019        $235 (a)      $812         $1,319
                                            =======        ======        ====          ====         ======

For the fiscal year ended August 30, 1997
  Allowance for doubtful accounts            $1,319        $1,127        $542 (a)      $958         $2,030
                                             ======        ======        ====          ====         ======

(a)     Comprised of valuation accounts of acquired entities