Form 10-Q
period 1997-11-29
MSC INDUSTRIAL DIRECT CO INC
filed 1998-01-12
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 29, 1997           Commission File No.: 1-14130

                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)

      New York                                                 11-3289165
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

                             Yes |X|         No |_|

   Shares of Common Stock, par value $.001, outstanding as of January 8, 1998:
                 Class A - 16,687,526       Class B - 17,178,450

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------

ITEM 1.     Consolidated Financial Statements
            Consolidated Balance Sheets -
            November 29, 1997 and August 30, 1997                             3

            Consolidated Statements of Income -
            Thirteen weeks ended November 29, 1997 and November 30, 1996      4

            Consolidated Statement of Shareholders' Equity -
            Thirteen weeks ended November 29, 1997                            5

            Consolidated Statements of Cash Flows -
            Thirteen weeks ended November 29, 1997 and November 30, 1996      6

            Notes to Consolidated Financial Statements                        7

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11

PART  I.    FINANCIAL INFORMATION
ITEM  1.    Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                           Consolidated Balance Sheets

(in thousands, except share data)                                                     November 29,  August 30,
                                                                                          1997        1997
                                                                                      ------------  ----------
                        ASSETS                                                        (unaudited)   (audited)
Current Assets:
     Cash and cash equivalents                                                          $  16,064   $  13,418
     Accounts receivable, net of allowance for doubtful accounts
          of $2,556 and $2,030, respectively                                               65,447      55,348
     Inventories                                                                          161,198     163,003
     Due from officers, employees and affiliated companies                                    678         765
     Prepaid expenses and other current assets                                              2,621       2,242
     Current deferred income tax assets                                                     8,542       9,237
                                                                                        ---------   ---------
              Total current assets                                                        254,550     244,013
                                                                                        ---------   ---------
Property, plant and equipment, net                                                         59,181      49,658
                                                                                        ---------   ---------
Other Assets:
     Goodwill                                                                              33,805      34,270
     Other                                                                                  6,563       6,893
                                                                                        ---------   ---------
                                                                                           40,368      41,163
                                                                                        ---------   ---------
                                                                                        $ 354,099   $ 334,834
                                                                                        =========   =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $  12,390   $  11,459
     Accrued liabilities                                                                   50,429      41,997
     Current portion of long-term notes payable                                               199         213
                                                                                        ---------   ---------
              Total current liabilities                                                    63,018      53,669
Long-term notes payable                                                                     2,703       2,744
Other long-term liabilities                                                                    50         108
Deferred income tax liabilities                                                             3,355       3,318
                                                                                        ---------   ---------
              Total liabilities                                                            69,126      59,839
                                                                                        ---------   ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding        --          --
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 16,677,330
        and 16,665,983 shares, respectively, issued and outstanding                            17          17
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
           17,178,450 and 17,182,200 shares, respectively, issued and outstanding              17          17
     Additional paid-in capital                                                           212,032     211,704
     Retained earnings                                                                     74,999      65,499
     Treasury stock, at cost                                                                 (499)       (499)
     Deferred stock compensation                                                           (1,593)     (1,743)
                                                                                        ---------   ---------
                        Total shareholders' equity                                        284,973     274,995
                                                                                        ---------   ---------
                                                                                        $ 354,099   $ 334,834
                                                                                        ---------   ---------

    The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                                      Thirteen Weeks Ended
                                                      --------------------
(in thousands, except per share data)          November 29,       November 30,
                                                   1997              1996
                                               ------------       ------------

Net sales                                       $ 135,609          $ 92,214
Cost of goods sold                                 80,270            53,947
                                                ---------          --------
      Gross profit                                 55,339            38,267
Operating expenses                                 40,083            26,903
                                                ---------          --------
      Income from operations                       15,256            11,364
                                                ---------          --------
Other Income (Expense):
   Interest income                                    253               145
   Interest expense                                   (23)              (57)
   Other income (expense), net                        214                33
                                                ---------          --------
                                                      444               121
                                                ---------          --------
      Income before provision for income taxes     15,700            11,485
Provision for income taxes                          6,200             4,535
                                                ---------          --------
      Net income                                $   9,500          $  6,950
                                                =========          ========

Net income per common share                     $    0.28          $   0.21
                                                =========          ========
Weighted average number of common shares and
common share equivalents outstanding               34,376            33,550
                                                =========          ========

        The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                           Class A        Class B     Additional                                Deferred
(in thousands)                          Common Stock    Common Stock   Paid-In  Retained     Treasury Stock       Stock
                                        ------------    ------------   -------  --------     --------------       -----
                                       Shares  Amount  Shares  Amount  Capital  Earnings  Shares Amount at Cost Compensation  Total
                                       ------  ------  ------  ------  -------  --------  ------ -------------- ------------  -----
Thirteen weeks ended November 29, 1997:

Balance, September 1, 1997               16,666  $17   17,182   $17    $211,704  $65,499     14      $(499)      $(1,743)  $274,995

Exchange of Class B common stock for
       Class A common stock                   4   --       (4)   --        --       --       --       --            --         --

Exercise of common stock options,
including related tax benefits of $195        7   --     --      --         328     --       --       --            --          328

Net income                                 --     --     --      --        --      9,500     --       --            --        9,500

Amortization of deferred stock
  compensation                             --     --     --      --        --       --       --       --             150        150
                                         ------  ---   ------   ---    --------  -------     --      -----       -------   --------

Balance, November 29, 1997               16,677  $17   17,178   $17    $212,032  $74,999     14      $(499)      $(1,593)  $284,973
                                         ======  ===   ======   ===    ========  =======     ==      =====       =======   ========

        The accompanying notes are an integral part of this consolidated statement.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                              Thirteen Weeks Ended
                                                                         --------------------------
                                                                         November 29,  November 30,
                                                                             1997         1996
                                                                         ------------  ------------
Cash Flows from Operating Activities:
     Net income                                                           $  9,500     $  6,950
                                                                          --------     --------
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       1,584          952
         Amortization of deferred stock compensation                           150          140
         Provision for doubtful accounts                                       690          255
         Deferred income taxes                                                 927         (293)

         Changes in operating assets and liabilities, net of effect from acquisitions:

              Accounts receivable                                          (10,789)      (8,294)
              Inventories                                                   1, 805       (6,120)
              Prepaid expenses and other current assets                       (379)       1,035
              Other assets                                                     323          917
              Accounts payable and accrued liabilities                       9,363       (2,697)
              Other long-term liabilities                                      (58)          (8)
                                                                          --------     --------
                                                                             3,616      (14,113)
                                                                          --------     --------
                  Net cash provided by (used in) operating activities       13,116       (7,163)
                                                                          --------     --------

Cash Flows from Investing Activities:
     Expenditures for property, plant and equipment                        (10,635)      (5,428)
     Cash paid for acquisition, net of cash acquired                          --         (1,016)
                                                                          --------     --------
                  Net cash used in investing activities                    (10,635)      (6,444)
                                                                          --------     --------
Cash Flows from Financing Activities:
     Net proceeds from public offering of common stock                        --         64,444
     Net proceeds from exercise of common stock options                        133          385
     Net proceeds from (repayments of) notes payable                           (55)     (41,895)
     Repayments from affiliates                                                 87           63
                                                                          --------     --------

                  Net cash provided by financing activities                    165       22,997
                                                                          --------     --------

Net increase in cash and cash equivalents                                    2,646        9,390

Cash and cash equivalents - beginning of period                             13,418        1,679
                                                                          --------     --------

Cash and cash equivalents - end of period                                 $ 16,064     $ 11,069
                                                                          ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements
                      (in thousands except per share data)
                                   (unaudited)

1. MSC Industrial Direct Co., Inc. (the "Company") was incorporated in the State of New York on October 24, 1995.

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended August 30, 1997. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      All references to a fiscal year are to the Company's fiscal year which ends on the Saturday nearest August 31 of such year.

      Certain fiscal 1997 balances have been reclassified to conform to the fiscal 1998 presentation.

2. On September 25, 1996, the Company completed a secondary offering of 6,500 shares of Class A Common Stock, of which 2,000 shares were sold by the Company and 4,500 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. Net proceeds received by the Company as a result of this offering were approximately $64,444.

3. Net income per common share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include dilutive stock options (using the treasury stock method) exercisable under the Company's stock option plan. Weighted average shares outstanding in the first quarter of fiscal 1998 and fiscal 1997 were 34,376 and 33,550, respectively.

4. In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("EPS"). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the consolidated statements of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS No. 128 will be effective, for the Company's purposes, during the second quarter of fiscal 1998. Once effective, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of the application of this statement to be material to previously reported EPS amounts.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941. MSC and its subsidiaries, including the Operating Subsidiary, are hereinafter referred to collectively as the "Company".

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers approximately 332,000 stock keeping units ("SKUs") through its 4,075 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and sixty customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

The Company is recording an annual non-cash deferred compensation charge of approximately $600,000 from fiscal 1996 through the first half of fiscal 2001 related to deferred compensation resulting from the issuance of restricted stock to certain employees.

Results of Operations -
Thirteen weeks ended November 29, 1997 and November 30, 1996

Net sales increased by $43.4 million, or 47.1%, to $135.6 million in the first quarter of fiscal 1998 from $92.2 million in the first quarter of fiscal 1997. This increase was principally attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1997. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered as well as from more focused marketing efforts.

Gross profit increased by $17.0 million, or 44.4%, to $55.3 million in the first quarter of fiscal 1998, from $38.3 million in the first quarter of fiscal 1997. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.5% to 40.8% for the respective periods. The decrease in gross profit as a percentage of sales was primarily a result of slightly lower margins realized from customers and product lines gained through the Company's acquisitions. The Company's gross profit as a percentage of sales from its core business remained constant.

Operating expenses increased by $13.2 million, or 49.1%, to $40.1 million in the first quarter of fiscal 1998, from $26.9 million in the first quarter of fiscal 1997. As a percentage of sales, operating expenses increased slightly from 29.2% to 29.6%. The slight increase was primarily attributable to increased sales volume which required additional staffing and support as well as continuous investment in branches, which will enhance future growth.

Income from operations increased by $3.9 million, or 34.2%, to $15.3 million in the first quarter of fiscal 1998 from $11.4 million in the first quarter of fiscal 1997. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $2.5 million, or 35.7%, to $9.5 million in the first quarter of fiscal 1998 from $7.0 million in the first quarter of fiscal 1997. This increase was primarily the result of previously mentioned increases in sales and gross profit offset by the increase in operating expenses necessary in order to support the increase in volume and invest in future growth.

Liquidity and Capital Resources

The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, acquisitions and facilities expansions. The Company's sources of financing have been from operations, bank borrowings under its revolving credit facility, subordinated loans from shareholders and a portion of the proceeds from the fiscal 1996 initial public offering and fiscal 1997 public offering.

Net cash provided by operating activities increased $20.3 million to $13.1 million from a net cash usage of $7.2 million for the 13 week periods ended November 29, 1997 and November 30, 1996, respectively. The net usage of cash in the first quarter of fiscal 1997 was primarily due to purchases of inventory related to the introduction of new products, as well as a growth in accounts receivable commensurate with the Company's growth in sales. In the first quarter of fiscal 1998, inventory and accounts payable declined reflecting improved inventory control policies and procedures.

Net cash used in investing activities for the 13 week periods ended November 29, 1997 and November 30, 1996, was approximately $10.6 million and $6.4 million, respectively. The net usage of cash in the first quarter of fiscal 1998 was primarily attributable to the purchase of a building in Long Island, New York which will serve as the new corporate headquarters in fiscal 1998. The net usage of cash in the first quarter of fiscal 1997 was principally attributable to capital expenditures related to the completion of the distribution centers and cash paid for acquisitions.

Net cash provided by financing activities during the 13 week periods ended November 29, 1997 and November 30, 1996 was approximately $200,000 and $23.0 million, respectively. The change of $22.8 million is primarily attributable to the difference between the proceeds received from the completion of the Company's aforementioned public offering completed in fiscal 1997, net of the existing long-term debt repaid with such proceeds.

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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

            27 Financial data schedule for the quarter ended November 29, 1997.

            (b)     Reports on Form 8-K
                        No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MSC INDUSTRIAL DIRECT CO., INC.
                                                      (Registrant)

Dated: January 12, 1998          By:            /s/ Mitchell Jacobson
                                    --------------------------------------------
                                                    Mitchell Jacobson
                                          Chairman of the Board of Directors and
                                                  Chief Executive Officer

Dated: January 12, 1998          By:            /s/ Shelley M. Boxer
                                    --------------------------------------------
                                                   Shelley M. Boxer
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)