Form 10-Q
period 1998-02-28
MSC INDUSTRIAL DIRECT CO INC
filed 1998-04-07
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1998           Commission File No.:   1-14130

                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)

      New York                                           11-3289165
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

                                 Yes |X| No |_|

     Shares of each class of common stock, outstanding as of April 6, 1998:

        Class A common stock - 16,815,220  Class B common stock - 17,071,014

                             MSC INDUSTRIAL DIRECT CO., INC.

                                          INDEX
PART I.     FINANCIAL INFORMATION                                       Page No.

ITEM 1.     Consolidated Financial Statements

            Consolidated Balance Sheets -
            February 28, 1998 and August 30, 1997                             3

            Consolidated Statements of Income -
            Thirteen and twenty-six weeks ended February 28, 1998
            and March 1, 1997                                                 4

            Consolidated Statement of Shareholders' Equity -
            Twenty-six weeks ended February 28, 1998                          5

            Consolidated Statements of Cash Flows -
            Twenty-six weeks ended February 28, 1998 and March 1, 1997        6

            Notes to Consolidated Financial Statements                        7

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders              12

ITEM 6.     Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                   14

PART  I.    FINANCIAL INFORMATION

ITEM  1.    Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                           Consolidated Balance Sheets

(in thousands, except share data)                                         February 28,  August 30,
                                                                             1998          1997
                                                                          -------------  ---------
ASSETS                                                                     (unaudited)   (audited)
Current Assets:
   Cash and cash equivalents                                                $  20,233    $  13,418
   Accounts receivable, net of allowance for doubtful
        accounts of $2,903 and $2,030, respectively                            69,444       55,348
   Inventories                                                                155,155      163,003
   Due from officers, employees and affiliated companies                        1,955          765
   Prepaid expenses and other current assets                                    2,157        2,242
   Current deferred income tax assets                                          10,192        9,237
                                                                            ---------    ---------
         Total current assets                                                 259,136      244,013
                                                                            ---------    ---------
Property, plant and equipment, net                                             61,651       49,658
                                                                            ---------    ---------
Other Assets:
   Goodwill                                                                    43,740       34,270
   Other                                                                        5,453        6,893
                                                                            ---------    ---------
                                                                               49,193       41,163
                                                                            ---------    ---------
                                                                            $ 369,980    $ 334,834
                                                                            =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                         $  10,091    $  11,459
   Accrued liabilities                                                         56,884       41,997
   Current portion of long-term notes payable                                     170          213
                                                                            ---------    ---------
         Total current liabilities                                             67,145       53,669
Long-term notes payable                                                         2,629        2,744
Other long-term liabilities                                                        42          108
Deferred income tax liabilities                                                 3,270        3,318
                                                                            ---------    ---------
         Total liabilities                                                     73,086       59,839
                                                                            ---------    ---------
Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized;
     none outstanding                                                              --           --
   Class A common stock; $0.001 par value; 100,000,000 shares authorized;
     16,699,108 and 16,665,983 shares, respectively, issued and
       outstanding                                                                 17           17
   Class B common stock; $0.001 par value; 50,000,000 shares authorized;
     17,178,450 and 17,182,200 shares, respectively, issued and
     outstanding                                                                   17           17
   Additional paid-in capital                                                 212,559      211,704
   Retained earnings                                                           86,661       65,499
   Treasury stock, at cost                                                       (887)        (499)
   Deferred stock compensation                                                 (1,473)      (1,743)
                                                                            ---------    ---------
         Total shareholders' equity                                           296,894      274,995
                                                                            ---------    ---------
                                                                            $ 369,980    $ 334,834
                                                                            =========    =========

        The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.

                        Consolidated Statements of Income
                                   (unaudited)


                                                 Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                 --------------------     ----------------------
                                                February 28,   March 1,   February 28,  March 1,
(in thousands, except per share data)              1998          1997        1998         1997
                                                 ---------    ---------    ---------    ---------
Net sales                                        $ 142,520    $ 104,685    $ 278,129    $ 196,899
Cost of goods sold                                  84,335       61,975      164,605      115,922
                                                 ---------    ---------    ---------    ---------
      Gross profit                                  58,185       42,710      113,524       80,977
Operating expenses                                  39,342       28,035       79,425       54,938
                                                 ---------    ---------    ---------    ---------
      Income from operations                        18,843       14,675       34,099       26,039
                                                 ---------    ---------    ---------    ---------
Other Income (Expense):
   Interest income                                     249           77          502          222
   Interest expense                                    (21)         (22)         (44)         (79)
   Other income (expense), net                         205         (131)         419          (98)
                                                 ---------    ---------    ---------    ---------
                                                       433          (76)         877           45
                                                 ---------    ---------    ---------    ---------
      Income before provision for income taxes      19,276       14,599       34,976       26,084
Provision for income taxes                           7,614        5,768       13,814       10,303
                                                 ---------    ---------    ---------    ---------
      Net income                                 $  11,662    $   8,831    $  21,162    $  15,781
                                                 =========    =========    =========    =========
Per Share Information:
   Net income per common share:
      Basic                                      $    0.34    $    0.26    $    0.62    $    0.47
                                                 =========    =========    =========    =========
      Diluted                                    $    0.34    $    0.26    $    0.62    $    0.47
                                                 =========    =========    =========    =========
   Common shares used in computing
     per share amounts:
      Basic                                         33,868       33,817       33,860       33,520
                                                 =========    =========    =========    =========
      Diluted                                       34,410       34,139       34,394       33,835
                                                 =========    =========    =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                     Class A              Class B
(in thousands)                                     Common Stock         Common Stock        Additional
                                                ------------------     ----------------      Paid-In
                                                Shares      Amount     Shares    Amount      Capital
                                                ------      ------     ------    ------      -------
Twenty-six weeks ended February 28, 1998:
Balance, September 1, 1997                      16,666   $     17      17,182    $     17   $211,704

Exchange of Class B common stock for
       Class A common stock                          4         --          (4)         --         --

Purchase of treasury stock

Exercise of common stock options,
including related tax benefits                      29         --          --          --        855

Net income                                          --         --          --          --         --

Amortization of deferred stock compensation         --         --          --          --         --
                                                ------   --------      ------    --------   --------
Balance, February 28, 1998                      16,699   $     17      17,178    $     17   $212,559
                                                ======   ========      ======    ========   ========


                                                            Treasury Stock         Deferred
                                              Retained      --------------          Stock
                                              Earnings    Shares  Amount at Cost Compensation   Total
                                              --------    ------  -------------- ------------   -----
Twenty-six weeks ended February 28, 1998:

Balance, September 1, 1997                    $ 65,499         14    $  (499)     $ (1,743)   $274,995

Exchange of Class B common stock for
       Class A common stock                         --         --         --            --          --

Purchase of treasury stock                                      9       (388)                     (388)

Exercise of common stock options,
including related tax benefits                      --         --         --            --         855

Net income                                      21,162         --         --            --      21,162

Amortization of deferred stock compensation         --         --         --           270         270
                                              --------    -------    --------     ---------   --------
Balance, February 28, 1998                    $ 86,661         23    $  (887)     $ (1,473)   $296,894
                                              ========    =======    ========     =========   ========


   The accompanying notes are an integral part of this consolidated statement.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

   (in thousands)                                                      Twenty-Six Weeks Ended
                                                                       ----------------------
                                                                       February 28,  March 1,
                                                                          1998         1997
                                                                        --------    --------
   Cash Flows from Operating Activities:
   Net income                                                           $ 21,162    $ 15,781
                                                                        --------    --------
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:

      Depreciation and amortization                                        3,388       2,207
      Amortization of deferred stock compensation                            270         290
      Provision for doubtful accounts                                        971         519
      Deferred income taxes                                                 (547)      1,040

      Changes in operating assets and liabilities,
      net of effect from acquisitions:
         Accounts receivable                                             (15,067)    (11,192)
         Inventories                                                       7,848       5,147
         Prepaid expenses and other current assets                            85          95
         Other assets                                                      1,432       1,190
         Accounts payable and accrued liabilities                          3,490      (9,462)
         Other long-term liabilities                                         (66)        (26)
                                                                        --------    --------
                                                                           1,804     (10,192)
                                                                        --------    --------

            Net cash provided by operating activities                     22,966       5,589
                                                                        --------    --------

Cash Flows from Investing Activities:
   Expenditures for property, plant and equipment                        (14,814)     (8,724)
   Cash paid for acquisitions, net of cash acquired                           --     (27,171)
                                                                        --------    --------

            Net cash used in investing activities                        (14,814)    (35,895)
                                                                        --------    --------

Cash Flows from Financing Activities:
   Net proceeds from public offering of common stock                          --      64,444
   Purchase of treasury stock                                               (388)         --
   Net proceeds from exercise of common stock options                        399         741
   Net proceeds from (repayments of) notes payable                          (158)    (33,954)
   Net repayments from (advances to) affiliates                           (1,190)        336
                                                                        --------    --------

            Net cash (used in) provided by financing activities           (1,337)     31,567
                                                                        --------    --------

Net increase in cash and cash equivalents                                  6,815       1,261
Cash and cash equivalents - beginning of period                           13,418       1,679
                                                                        --------    --------
Cash and cash equivalents - end of period                               $ 20,233    $  2,940
                                                                        ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (unaudited)

1. MSC Industrial Direct Co., Inc. ("MSC") was incorporated in the State of New York on October 24, 1995. MSC and its subsidiaries, including its principal operating subsidiary, Sid Tool Co., Inc. are hereinafter referred to collectively as the "Company".

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

2. The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the period ended February 28, 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the diluted effect of common stock equivalents using the treasury stock method.

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 --------------------   ----------------------
                                 February 28,  March 1, February 28, March 1,
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----
Net income for EPS
 computation                        $11,662    $ 8,831    $21,162    $15,781
                                    =======    =======    =======    =======

Basic EPS:
     Weighted average
     common shares                   33,868     33,817     33,860     33,520
                                    =======    =======    =======    =======
Basic EPS                           $  0.34    $  0.26    $  0.62    $  0.47
                                    =======    =======    =======    =======
Diluted EPS:
     Weighted average
     common shares                   33,868     33,817     33,860     33,520

Shares issuable from
assumed conversion of
common stock equivalents                542        322        534        315
                                    -------    -------    -------    -------
Weighted average common
and common equivalent shares         34,410     34,139     34,394     33,835
                                    =======    =======    =======    =======

Diluted EPS                         $  0.34    $  0.26    $  0.62    $  0.47
                                    =======    =======    =======    =======

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

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's primary 4,075 page master catalog offers approximately 332,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures, which are supported by three distribution centers and sixty-three customer service locations. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

During the 26 week period ended March 1, 1997, the Company completed the acquisitions of Brooks Precision Supply, Inc., Dolin Supply Co. Inc., Anderson Industrial Supply, Inc., and Enco Manufacturing Company, all of which are engaged in similar businesses to that of MSC.

Results of Operations -
Thirteen weeks ended February 28, 1998 and March 1, 1997

Net sales increased by $37.8 million, or 36.1%, to $142.5 million in the second quarter of fiscal 1998 from $104.7 million in the second quarter of fiscal 1997. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $15.5 million, or 36.3%, to $58.2 million in the second quarter of fiscal 1998 from $42.7 million in the first quarter of fiscal 1997. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit remained constant at approximately 40.8% for the respective periods.

Operating expenses increased by $11.3 million, or 40.4%, to $39.3 million in the second quarter of fiscal 1998 from $28.0 million in the second quarter of fiscal 1997. As a percentage of sales, operating expenses increased from 26.8% to 27.6%. The increase was primarily attributable to increased sales volume which required additional staffing and support, as well as continuous investment in branches and other growth programs.

Income from operations increased by $4.1 million, or 27.9%, to $18.8 million in the second quarter of fiscal 1998 from $14.7 million in the second quarter of fiscal 1997. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $2.9 million, or 33.0%, to $11.7 million in the second quarter of fiscal 1998 from $8.8 million in the second quarter of fiscal 1997. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and invest in future growth.

Results of Operations -
Twenty-six weeks ended February 28, 1998 and March 1, 1997

Net sales increased by $81.2 million, or 41.2%, to $278.1 million during the first half of fiscal 1998 from $196.9 million in the first half of fiscal 1997. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1997. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $32.5 million, or 40.1%, to $113.5 million during the first half of fiscal 1998 from $81.0 million in the first half of fiscal 1997, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.1% to 40.8%. The decrease in gross profit as a percentage of sales was primarily a result of slightly lower margins realized from customers and product lines gained through the Company's acquisitions. The Company's gross margin as a percentage of sales from its core business remained constant.

Operating expenses increased by $24.5 million, or 44.6%, to $79.4 million during the first half of fiscal 1998 from $54.9 million in the first half of fiscal 1997. As a percentage of sales, operating expenses increased from 27.9% to 28.6%. The increase was primarily attributable to increased sales volume which required additional staffing and support, as well as continuous investment in branches and other growth programs.

Income from operations increased by $8.1 million, or 31.2%, to $34.1 million during the first half of fiscal 1998 from $26.0 million in the first half of fiscal 1997. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $5.4 million, or 34.2%, to $21.2 million during the first half of fiscal 1998 from $15.8 million in the first half of fiscal 1997. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and invest in future growth.

Liquidity and Capital Resources

The Company's primary use of capital has been to fund the working capital requirements necessitated by its sales growth, acquisitions and facilities expansions. The Company's sources of financing have primarily been from operations, supplemented by bank borrowings under its revolving credit facility, and a portion of the proceeds from a fiscal 1997 public offering of Class A common stock.

Net cash provided by operating activities for the 26 week periods ended February 28, 1998 and March 1, 1997 was $23.0 million and $5.6 million, respectively. The increase in net cash provided by operations resulted from higher net income and lower net working capital requirements.

Net cash used in investing activities for the 26 week periods ended February 28, 1998 and March 1, 1997 was $14.8 million and $35.9 million, respectively. The net usage of cash in the first half of fiscal 1998 was primarily attributable to the purchase of a building in Long Island, New York which will begin serving as the new corporate headquarters in fiscal 1999. The net usage of cash in the first half of fiscal 1997 was primarily attributable to cash paid for acquisitions.

Net cash used in financing activities was $1.3 million for the 26 week period ended February 28, 1998 and net cash provided by financing activities for the 26 week period ended March 1, 1997 was $31.6 million. The change of approximately $32.9 million is primarily attributable to the difference between the proceeds received from the completion of the Company's aforementioned public offering completed in fiscal 1997, net of the existing long-term debt repaid with such proceeds.

The Company has an aggressive growth strategy that has involved, and is expected to continue to involve, the acquisition of companies in similar lines of business. The Company anticipates that its cash flow from operations and revolving credit facility will be adequate to support its strategic acquisition plan in the near future.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On January 9, 1998 the Company held its 1998 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. (Proxy Statement dated December 8, 1997).

At the Meeting, the Company's shareholders reelected Sidney Jacobson, Mitchell Jacobson, Melvin Redman, James Schroeder, Shelley Boxer, Denis Kelly and Raymond Langton.

In addition, the shareholders approved the Company's 1998 Stock Option Plan and ratified the selection by the Board of Directors of Arthur Andersen LLP as independent certified public accountants of the Company for the fiscal year ending August 29, 1998.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1. Election of Directors

   Nominee                   Votes          Votes          Votes        Broker
    Name                      For          Against        Withheld     Non-Votes

Sidney  Jacobson           113,970,566        0          1,211,267        0
Mitchell Jacobson          113,971,314        0          1,210,519        0
Melvin Redman              113,971,414        0          1,210,619        0
James Schroeder            113,971,314        0          1,210,519        0
Shelley Boxer              113,971,414        0          1,210,619        0
Denis Kelly                113,971,314        0          1,210,519        0
Raymond Langton            113,971,314        0          1,210,519        0


2. Approval of the Company's 1998 Stock Option Plan

  Votes              Votes         Votes           Broker
   For              Against       Withheld        Non-Votes

107,608,414        6,461,496       13,201         1,100,122

3. Ratification of Arthur Andersen LLP as independent certified public accountants of the Company for the fiscal year ending August 29, 1998.

 Votes          Votes          Votes          Broker
  For          Against        Withheld       Non-Votes

115,168,467     6,200          7,266            0

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27  Financial data schedule for the quarter ended February 28, 1998.

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on January 20, 1998 with respect to
            Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MSC INDUSTRIAL DIRECT CO., INC.
                                             (Registrant)


Dated:  April 7, 1998           By:  /s/ Mitchell Jacobson
        -------------               --------------------------------------------
                                    President and Chief Executive Officer

Dated:  April 7, 1998           By: /s/  Shelley M. Boxer
        -------------               --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)