Form 10-Q
period 1998-05-30
MSC INDUSTRIAL DIRECT CO INC
filed 1998-07-07
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 30, 1998          Commission File No.: 1-14130

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

                                 Yes |X| No |_|

      Shares of each class of common stock, outstanding as of July 6, 1998:

     Class A common stock -- 33,648,984, Class B common stock -- 34,142,028

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                       Page No.
-------     ---------------------                                       --------

ITEM 1.     Consolidated Financial Statements
            Consolidated Balance Sheets -
            May 30, 1998  and  August 30, 1997                                 3

            Consolidated Statements of Income -
            Thirteen and thirty-nine weeks ended
            May 30, 1998 and May 31, 1997                                      4

            Consolidated Statement of Shareholders' Equity -
            Thirty-nine weeks ended May 30, 1998                               5

            Consolidated Statements of Cash Flows -
            Thirty-nine weeks ended May 30, 1998
            and May 31, 1997                                                   6

            Notes to Consolidated Financial Statements                         7

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

PART II.    OTHER INFORMATION
--------    -----------------

ITEM 6.     Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                    13

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                           Consolidated Balance Sheets

                                                                May 30,     August 30,
                                                                 1998          1997
 (in thousands, except share data)                               ----          ----
                                                              (unaudited)   (audited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                $  18,137    $  13,418
    Accounts receivable, net of allowance for doubtful
      accounts of $3,410 and $2,030, respectively               75,690       55,348
    Inventories                                                157,704      163,003
    Due from officers, employees and affiliated companies          687          765
    Prepaid expenses and other current assets                    2,269        2,242
    Current deferred income tax assets                          11,812        9,237
                                                             ---------    ---------
           Total current assets                                266,299      244,013
                                                             ---------    ---------
Property, plant and equipment, net                              70,718       49,658
                                                             ---------    ---------
Other Assets:
    Goodwill                                                    54,700       34,270
    Other                                                        5,254        6,893
                                                             ---------    ---------
                                                                59,954       41,163
                                                             ---------    ---------
                                                             $ 396,971    $ 334,834
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                         $  19,067    $  11,459
    Accrued liabilities                                         59,464       41,997
    Current portion of long-term notes payable                     171          213
                                                             ---------    ---------
          Total current liabilities                             78,702       53,669
Long-term notes payable                                          2,650        2,744
Other long-term liabilities                                        105          108
Deferred income tax liabilities                                  3,916        3,318
                                                             ---------    ---------
          Total liabilities                                     85,373       59,839
                                                             ---------    ---------
Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; none outstanding                                     --           --
   Class A common stock; $0.0005 par value; 100,000,000
      shares authorized; 33,635,853 and 33,331,966 shares,
      respectively, issued and outstanding                          17           17
   Class B common stock; $0.0005 par value; 50,000,000
      shares authorized; 34,142,028 and 34,364,400 shares,
      respectively, issued and outstanding                          17           17
   Additional paid-in capital                                  212,921      211,704
   Retained earnings                                           100,898       65,499
   Treasury stock, at cost                                        (887)        (499)
   Deferred stock compensation                                  (1,368)      (1,743)
                                                             ---------    ---------
          Total shareholders' equity                           311,598      274,995
                                                             ---------    ---------
                                                             $ 396,971    $ 334,834
                                                             =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                   Thirteen Weeks Ended     Thirty-Nine Weeks Ended
    (in thousands, except per       May 30,     May 31,      May 30,       May 31,
    share data)                      1998        1997         1998          1997
                                  ---------    ---------    ---------    ----------
Net sales                          $155,098    $ 123,895    $ 433,227    $ 320,794
Cost of goods sold                   91,508       73,452      256,113      189,374
                                  ---------    ---------    ---------    ---------
     Gross profit                    63,590       50,443      177,114      131,420
Operating expenses                   40,677       32,688      120,102       87,626
                                  ---------    ---------    ---------    ---------
     Income from operations          22,913       17,755       57,012       43,794
                                  ---------    ---------    ---------    ---------

Other Income (Expense):
   Interest income                      315          224          816          446
   Interest expense                      (6)        (219)         (49)        (298)
   Other income (expense), net          311          276          730          178
                                  ---------    ---------    ---------    ---------
                                        620          281        1,497          326
                                  ---------    ---------    ---------    ---------
     Income before provision
     for income taxes                23,533       18,036       58,509       44,120
Provision for income taxes            9,296        7,115       23,110       17,418
                                  ---------    ---------    ---------    ---------
     Net income                   $  14,237    $  10,921    $  35,399    $  26,702
                                  =========    =========    =========    =========

Per Share Information (Note 3):
  Net income per common share:
   Basic                          $    0.21    $    0.16    $    0.52    $    0.40
                                  =========    =========    =========    =========
   Diluted                        $    0.21    $    0.16    $    0.51    $    0.39
                                  =========    =========    =========    =========

Common shares used in computing
per share amounts (Note 3):
   Basic                             67,770       67,552       67,739       66,983
                                  =========    =========    =========    =========
   Diluted                           69,215       68,280       68,924       67,860
                                  =========    =========    =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                             Class A                   Class B
(in thousands)                              Common Stock              Common Stock       Additional
                                        -------------------        ------------------     Paid-In        Retained
                                        Shares       Amount        Shares      Amount     Capital        Earnings
                                        ------       ------        ------      ------    ---------       --------
Thirty-nine weeks ended
  May 30, 1998:
Balance, September 1, 1997            33,332       $      17        34,364    $      17   $ 211,704      $  65,499
Exchange of Class B common stock
  for Class A common stock               222              --          (222)          --          --             --
Purchase of treasury stock
Exercise of common stock
  options, including related tax
  benefits                                82              --            --           --       1,217             --
Net income                                --              --            --           --          --         35,399
Amortization of deferred stock
  compensation                            --              --            --           --          --             --
                                   ---------       ---------     ---------    ---------   ---------      ---------
Balance, May 30, 1998                 33,636       $      17        34,142    $      17   $ 212,921        100,898
                                   =========       =========     =========    =========   =========      =========

(in thousands)                                Treasury Stock          Deferred
                                         -------------------------     Stock
                                         Shares     Amount at Cost   Compensation     Total
                                         ------     --------------   ------------     -----
Thirty-nine weeks ended
  May 30, 1998:
Balance, September 1, 1997                     28     $    (499)       $  (1,743)   $ 274,995
Exchange of Class B common stock
  for Class A common stock                     --            --               --           --
Purchase of treasury stock                     18          (388)                         (388)
Exercise of common stock
  options, including related tax
  benefits                                     --            --               --        1,217
Net income                                     --            --               --       35,399
Amortization of deferred stock
  compensation                                 --            --              375          375
                                        ---------     ---------        ---------    ---------
Balance, May 30, 1998                          46     $    (887)       $  (1,368)     311,598
                                        =========     =========        =========    =========

  The accompanying notes are an integral part of this consolidated statement.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                          Thirty-Nine Weeks Ended
                                                        -----------------------
                                                           May 30,      May 31,
                                                            1998         1997
                                                         ---------    ---------
Cash Flows from Operating Activities:
Net income                                               $  35,399    $  26,702
                                                         ---------    ---------
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                             5,234        3,534
   Amortization of deferred stock compensation                 375          440
   Provision for doubtful accounts                           1,525          566
   Deferred income taxes                                    (1,521)       3,944

   Changes in operating assets and liabilities,
   net of effect from acquisitions:
       Accounts receivable                                 (13,237)      (9,106)
       Inventories                                           9,666        8,594
       Prepaid expenses and other current assets               328        2,341
       Other assets                                          1,866        2,181
       Accounts payable and accrued liabilities              7,091       (5,038)
       Other long-term liabilities                              (3)        (589)
                                                         ---------    ---------
                                                            11,324        6,867
                                                         ---------    ---------
          Net cash provided by operating
          activities                                        46,723       33,569
                                                         ---------    ---------
Cash Flows from Investing Activities:

  Expenditures for property, plant and
    equipment                                              (23,290)     (11,351)
  Cash paid for acquisitions, net of cash
    acquired                                               (18,741)     (27,771)
                                                         ---------    ---------
          Net cash used in investing activities            (42,031)     (39,122)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Net proceeds from public offering of common
  stock                                                         --       64,444
  Purchase of treasury stock                                  (388)          --
  Net proceeds from exercise of common stock
  options                                                      761          814
  Net repayments of notes payable                             (424)     (52,638)
  Net advances to affiliates                                    78          441
                                                         ---------    ---------
          Net cash provided by financing
          activities                                            27       13,061
                                                         ---------    ---------
Net increase in cash and cash equivalents                    4,719        7,508
Cash and cash equivalents - beginning of period             13,418        1,679
                                                         ---------    ---------
Cash and cash equivalents - end of period                $  18,137    $   9,187
                                                         =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                   Notes to Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (unaudited)

1. MSC Industrial Direct Co., Inc. ("MSC") was incorporated in the State of New York on October 24, 1995. MSC and its subsidiaries, including its principal operating subsidiary, Sid Tool Co., Inc., are hereinafter referred to collectively as the "Company."

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in MSC's annual report on Form 10-K for the year ended August 30, 1997. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      The Company's fiscal year ends on the Saturday nearest August 31 of each year.

      Certain fiscal 1997 balances have been reclassified to conform to the fiscal 1998 presentation.

2. The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the period ended February 28, 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the diluted effect of common stock equivalents using the treasury stock method.

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                   Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                   --------------------      -----------------------
                                    May 30,      May 31,      May 30,      May 31,
                                     1998         1997         1998         1997
                                  ---------    ---------    ---------    ---------
Net income for EPS
  computation                     $  14,237    $  10,921    $  35,399    $  26,702
                                  =========    =========    =========    =========
Basic EPS:
   Weighted average
   common shares                     67,770       67,552       67,739       66,983
                                  =========    =========    =========    =========
Basic EPS                         $    0.21    $    0.16    $    0.52    $    0.40
                                  =========    =========    =========    =========
Diluted EPS:
   Weighted average
   common shares                     67,770       67,552       67,739       66,983

   Shares issuable from
   assumed conversion of
   common stock equivalents           1,445          728        1,185          877
                                  ---------    ---------    ---------    ---------
   Weighted average common
   shares and common stock
   equivalents                       69,215       68,280       68,924       67,860
                                  =========    =========    =========    =========
Diluted EPS                       $    0.21    $    0.16    $    0.51    $    0.39
                                  =========    =========    =========    =========

3. On April 6, 1998, the Company declared a two-for-one stock split in the form of a stock dividend, to be distributed May 22, 1998 to shareholders of record as of April 24, 1998. All information contained in the accompanying consolidated financial statements has been retroactively restated to give effect to this stock split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941. MSC and its subsidiaries, including the Operating Subsidiary, are hereinafter referred to collectively as the "Company."

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,075 page master catalog offers approximately 332,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's three distribution centers and seventy-nine customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of Operations -
Thirteen weeks ended May 30, 1998 and May 31, 1997

Net sales increased by $31.2 million, or 25.2%, to $155.1 million in the third quarter of fiscal 1998 from $123.9 million in the third quarter of fiscal 1997. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1997 and fiscal 1998. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $13.2 million, or 26.2%, to $63.6 million in the third quarter of fiscal 1998 from $50.4 million in the third quarter of fiscal 1997. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit increased slightly from 40.7% to 41.0%.

Operating expenses increased by $8.0 million, or 24.5%, to $40.7 million in the third quarter of fiscal 1998 from $32.7 million in the third quarter of fiscal 1997. As a percentage of sales, operating expenses decreased slightly from 26.4% to 26.2%. The decrease was primarily the result of operating efficiencies and the distribution of fixed expenses over a larger revenue base, offset in part by continuous investment in new branches and other growth programs.

Income from operations increased by $5.1 million, or 28.7%, to $22.9 million in the third quarter of fiscal 1998 from $17.8 million in the third quarter of fiscal 1997. The increase was primarily attributable to increased sales and gross profit, offset by an increase in operating expenses.

Net income increased by $3.3 million, or 30.3%, to $14.2 million in the third quarter of fiscal 1998 from $10.9 million in the third quarter of fiscal 1997. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses.

Results of Operations -
Thirty-nine weeks ended May 30, 1998 and May 31, 1997

Net sales increased by $112.4 million, or 35.0%, to $433.2 million during the first nine months of fiscal 1998 from $320.8 million in the first nine months of fiscal 1997. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1997 and fiscal 1998. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $45.7 million, or 34.8%, to $177.1 million during the first nine months of fiscal 1998 from $131.4 million in the first nine months of fiscal 1997, primarily attributable to increased sales. As a percentage of sales, gross profit remained constant at approximately 41.0%.

Operating expenses increased by $32.5 million, or 37.1%, to $120.1 million during the first nine months of fiscal 1998 from $87.6 million in the first nine months of fiscal 1997. As a percentage of sales, operating expenses increased from 27.3% to 27.7%. The increase was primarily attributable to increased sales volume which required additional staffing and support, as well as continuous investment in new branches and other growth programs.

Income from operations increased by $13.2 million, or 30.1%, to $57.0 million during the first nine months of fiscal 1998 from $43.8 million in the first nine months of fiscal 1997. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $8.7 million, or 32.6%, to $35.4 million during the first nine months of fiscal 1998 from $26.7 million in the first nine months of fiscal 1997. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses.

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

Net cash provided by operating activities for the 39 week periods ended May 30, 1998 and May 31, 1997 was $46.7 million and $33.6 million, respectively. The increase in net cash provided by operations resulted from higher net income and lower net working capital requirements.

Net cash used in investing activities for the 39 week periods ended May 30, 1998 and May 31, 1997 was $42.0 million and $39.1 million, respectively. The net usage of cash in the first nine months of fiscal 1998 was primarily attributable to cash paid for acquisitions and the purchase of a building in Long Island, New York which will begin serving as the new corporate headquarters in fiscal 1999. The net usage of cash in the first nine months of fiscal 1997 was primarily attributable to cash paid for acquisitions.

Net cash provided by financing activities was $27,000 and $13.1 million for the 39 week periods ended May 30, 1998 and May 31, 1997, respectively. The change of approximately $13.1 million is primarily attributable to the difference between the proceeds received from the completion of the Company's aforementioned public offering completed in fiscal 1997, net of the existing long-term debt repaid with such proceeds.

The Company has an aggressive growth strategy that has involved, and is expected to continue to involve, the acquisition of companies in similar lines of business. The Company anticipates that its cash flow from operations and revolving credit facility will be adequate to support its strategic acquisition plan in the near future.

The Company has been assessing the impact of the Year 2000 issue on its information systems for the past few years. In connection with these continuing assessments, the Company has identified potential deficiencies and is addressing them. In accordance with accounting rules, costs associated with modifying existing computer software for Year 2000 will be expensed as incurred. The Company has a committee to address the potential impact on the material aspects of the Company's business and to develop a Year 2000 strategy to manage the risk and prepare contingency plans that may be needed. In addition, the Company is in the process of evaluating the measures being undertaken by its critical customers and suppliers to address the Year 2000 issues. Based on the work to date and assuming the Company's plans, which continue to evolve, are implemented, the Company believes that the costs associated with its Year 2000 project should not have a material adverse effect on the Company's consolidated results of operations or financial position.

The foregoing contains certain forward-looking statements which involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, availability of acquisition opportunities, etc.) and, accordingly, there can be no assurance with regard to such statements.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27    Financial data schedule for the quarter ended May 30, 1998.

        (b)   Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MSC INDUSTRIAL DIRECT CO., INC.
                                         (Registrant)


Dated: July 6, 1998              By: /s/ Mitchell Jacobson
      -------------                 -------------------------------------------
                                    President and Chief Executive Officer


Dated: July 6, 1998              By: /s/ Shelley M. Boxer
      -------------                 -------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)