Form 10-K
period 1998-08-29
MSC INDUSTRIAL DIRECT CO INC
filed 1998-11-18
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29,1998
                          ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
        ----------            -----------

                         Commission file number 1-14130
                                                --------

                        MSC INDUSTRIAL DIRECT CO., INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                New York                              11-3289165
     -------------------------------              ------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

            151 Sunnyside Boulevard, Plainview, New York 11803-1592
            -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (516) 349-7100
                        -------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------

         As of November 12, 1998, 33,691,315 shares of Class A Common Stock and 34,138,778 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $682,249,000.

         The registrant's Proxy Statement for its 1999 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                        MSC INDUSTRIAL DIRECT CO., INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 29, 1998

                               ITEMS IN FORM 10-K

                                                                                                                 Page
                                                                                                                 ----

PART I
         Item 1. BUSINESS.........................................................................................3
         Item 2. PROPERTIES......................................................................................13
         Item 3. LEGAL PROCEEDINGS...............................................................................13
         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................13

PART II
         Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................14
         Item 6. SELECTED FINANCIAL DATA.........................................................................15
         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.....................................................................................17
         Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................23
         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.....................................................................................43

PART III
         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................44
         Item 11. EXECUTIVE COMPENSATION.........................................................................44
         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................44
         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................44

PART IV
         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................45

Signatures.......................................................................................................46

                                    PART I.

Item 1.  BUSINESS.

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

General

         MSC Industrial Direct Co., Inc. ("MSC" or the "Company") is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company offers over 370,000 stock-keeping units ("SKUs") through its 4,459 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and services its customers from approximately 100 branch offices. Most of the Company's products are carried in stock, and orders for these products are typically fulfilled the day on which the order is received.

         MSC has grown rapidly due to expanded product offerings, increased catalog distribution and supplemental mailings and geographic expansion. The Company's net sales have increased at a compound annual rate of 35.2% from $174.7 million in fiscal 1994 to $583.0 million in fiscal 1998. During this same period, income from operations increased at a compound annual rate of 33.4% from $24.0 million to $76.2 million.

         MSC's business strategy is to provide an integrated, low cost solution to the purchasing, management and administration of its customers' MRO needs. MSC has positioned itself to add value to its customers' purchases by reducing their total MRO supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. MSC's extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs. The Company guarantees same-day shipping of products, approximately 99% of which are generally kept in stock, thereby enabling customers to reduce their inventory investment and carrying costs. The Company reduces its customers' administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management by consolidating multiple purchases into a single shipment, providing a single invoice relating to multiple purchases over varying periods of time and offering direct shipments to specific departments and personnel within a single facility or multiple facilities.

         The Company's customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company's core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $185. MSC has in excess of 178,000 active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-sized companies. MSC's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company operates primarily in the United States, with customers in all 50 states, through a network of three regional distribution centers and approximately 100 branch offices. The Company's distribution centers are located in Harrisburg, Pennsylvania, Atlanta, Georgia and Elkhart, Indiana. The strategic locations of the Company's distribution centers allow for next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States. The Company's experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, the Company's long-term strategy is to establish additional distribution centers, supported by local branch offices, to expand the Company's geographic coverage of next day delivery throughout the continental United States. A new distribution facility is presently under construction near Reno, Nevada and is expected to be operational by the first quarter of fiscal 2000.

         MSC was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc., MSC's principal operating subsidiary (the "Operating Subsidiary"), which has been in business since 1941. The Company's business is principally conducted through the Operating Subsidiary and the Operating Subsidiary's subsidiaries and, to a lesser extent, through other wholly owned subsidiaries of MSC. The Company's principal executive offices are located at 151 Sunnyside Boulevard, Plainview, New York 11803-1592. In November 1997, the Company purchased a building located at 75 Maxess Road, Melville, New York 11747, which will serve as the Company's principal executive office upon relocation there that is expected to occur by December 1998.

Industry Overview

         The Company operates in a large, fragmented industry characterized by multiple channels of distribution. The Company estimates the total United States market for MRO supplies of the categories of industrial products sold by MSC to be in excess of $140 billion annually, with the top 50 industrial distributors accounting for approximately 16% of the market. The Company believes that approximately 130,000 small retailers, dealerships and distributors, substantially all of which have annual sales of less than $10 million, supply over 65% of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers' own sales forces.

         Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. The Company believes that because most businesses focus primarily on their manufacturing processes or services provided, relatively little attention is given to MRO purchasing. Except in the largest industrial plants, the Company believes that MRO supplies inventories generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. MRO items are generally purchased by personnel whose primary functions involve areas other than the acquisition of MRO supplies. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items are also frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities' MRO supplies are "one-time purchases," resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

         The Company believes that the administrative costs associated with placing a MRO purchase order can be in excess of $100. Awareness of these high costs and the purchasing inefficiencies discussed above has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. The Company believes that the mid-size customer has begun to respond to industry and economic pressures and is moving more rapidly toward the more efficient, cost saving, single supply source offered by the Company. The Company also believes that the small shop customer is just beginning to realize the value of suppliers such as MSC in reducing overall costs through reductions in paperwork, multiple sources of supply, inventory stocks and delivery times.

         Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. The Company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, large warehouse stores and direct mail marketers have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

         MSC believes it provides a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from MSC will generally find that their total purchasing costs are reduced through consolidation of multiple sources of supply into a single supplier, consolidation of multiple purchase orders into a single purchase order, consolidation of multiple invoices into a single invoice, significant reduction in tracking of invoices, significant reduction in stocking decisions and elimination or reduction of purchases for inventory and, through the Company's electronic ordering system, the elimination of paper orders and invoices. The Company's customers generally will notice a reduction in purchasing costs, inventory carrying costs and administrative inefficiency.

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

   o Breadth of Products. The Company believes that its ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative (similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for its purposes based on cost, quality and the customer's specific needs) has been critical to its success. The Company's customers are increasingly consolidating their purchasing into fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 370,000 products, approximately 99% of which are in stock and available for immediate shipment, the Company aims to provide a broad range of merchandise in order to become its customers' preferred supplier of MRO products.

   o Same-Day Shipping. The Company's guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. The Company fulfills its same-day shipment of orders guarantee more than 99.9% of the time. The Company's experience has been that areas accessible by next day delivery will generate significantly greater sales than areas where next day delivery is not available. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States.

   o Superior Customer Service. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. The Company emphasizes customer service and supports this service with sophisticated information systems and extensive training. Utilizing its proprietary customer support software, the Company's in-bound telemarketing representatives implement the Company's "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the Company's in-stock inventory availability, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into the Company's information systems and provide technical product information. The Company believes that its simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained telemarketing representatives, supported by the Company's proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement its customer service, the Company seeks to ease the administrative burdens on its customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ("EDI") ordering, bulk discounts and stocking of specialty items specifically requested by customers.

   o Targeted Direct Mail Marketing Strategy. MSC's primary tool for marketing and product reference is its annual master catalog containing 4,459 pages and over 370,000 items. The Company's master catalog was supplemented by approximately 80 specialty and promotional catalog, brochure and newspaper titles in fiscal 1998, covering such specialty areas as welding, cutting tools, measuring instruments, abrasives, industrial supply, and hose and tubing. The Company uses its database of approximately 600,000 companies and 1,500,000 individuals, and also purchases mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, increases productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 4.8 million in fiscal 1994 to approximately 15.9 million in fiscal 1998. In fiscal 1999, the Company intends to continue to increase direct marketing efforts to take advantage of the additional products offered and of its expanded distribution capabilities. The Company's expenditures on direct mail increased from approximately $6.0 million in fiscal 1994 to approximately $15.6 million in fiscal 1998, and are budgeted to grow to $20 million in fiscal 1999.

   o Commitment to Technological Innovation. The Company utilizes technological innovation to improve customer service and to reduce its operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the approximately 370,000 SKUs and enables the customer and the telemarketing representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The Company's EDI system allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. The information systems developed by the Company have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and its customers. In addition to internal and customer information systems, the Company continually upgrades its distribution methods and systems to improve productivity and efficiency. The Company has also developed a World Wide Web information site in anticipation of increased commerce on the Internet.

         The Company believes that direct mail is one of the most effective and low cost methods of reaching customers. The Company continually seeks to reduce its own costs in order to continue to be the low cost solution for its customers. For example, MSC's call centers are a lower-cost and more effective alternative to maintaining a large direct sales force. In addition, the Company produces its various product and promotional publications in-house, thereby significantly reducing marketing costs. MSC's increasing volume purchasing power has also resulted in lower prices from vendors on many of the products it sells and dispersion of central costs over a wider revenue base.

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

   o Increased Penetration of Existing Markets. The Company believes that a significant opportunity to increase profits lies in the incremental revenue which can be realized from its current customers and new customers in geographic areas where the Company currently operates. MSC believes that continuing to increase the breadth of its product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. Accordingly, MSC has added in excess of 200,000 SKUs over the past four years while simultaneously increasing the Company's inventory turns. By expanding the product lines and SKUs offered, the Company seeks to satisfy an increasing percentage of the MRO supplies purchases of its customers and to attract new customers. Additionally, the Company's ability to deliver such expanding product lines on a next day basis is an important service advantage that results in lower costs to customers. The Company's commitment to superior customer service and a broad product base adds to the convenience and effectiveness of doing business with MSC.

         Since fiscal 1997, the Company has shifted its principal growth emphasis from increasing its offering of SKUs to increasing the size and diversity of its customer base. This strategy took advantage of the Company's ability to service the industrial Midwestern United States through its Elkhart, Indiana facility. In addition, the Company has accumulated a buyer database of approximately 1,500,000 individuals and utilizes empirical information from this database to prospect for new customers and to supplement its master catalog with directed mailings of specialty and promotional publications intended to increase customer response and product purchases.

   o Expansion of Same-Day Shipping into New Markets. The Company operates primarily in the continental United States through a network of three regional distribution centers and approximately 100 branch offices. The strategic locations of the Company's distribution centers allow next day delivery via low cost ground carriers in 30 states located primarily in the eastern United States and second day delivery throughout the rest of the continental United States. The Company's experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. The Company's goal is to open additional distribution centers, supported locally by branch offices, which will expand the Company's geographic coverage of next day delivery throughout the United States.

   o Selected Acquisitions. The Company seeks to grow through acquisitions in both current and new markets. In pursuing acquisitions, the Company seeks to gain immediate access to the acquired company's customer base while consolidating the acquired company's operations into MSC's existing distribution system, thus achieving increased revenue while incurring limited incremental operating costs. The Company believes that local market acquisitions of small and medium-sized suppliers of industrial products provide an attractive opportunity for expanding its customer base in existing markets. All three acquisitions completed by the Company during fiscal 1998 operate in markets where the Company already was present. Thus, corporate and administrative infrastructures necessary to support such acquisitions were already in place.

Products

         The Company currently offers in excess of 370,000 SKUs, which number represents a greater than 247% increase since 1993. The Company attributes a portion of its sales growth to the total number of SKUs offered. In this regard, the Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. The Company's core products include cutting tools, abrasives, measuring instruments, machine tool accessories, machinery and safety products. As part of its strategy of supplying an increasing portion of its customers' MRO needs, the Company has expanded its product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics and has significantly increased its offering of flat stock raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

         The Company's offering of specific products from multiple manufacturers at different prices and quality levels permits MSC to offer a "good-better-best" product selection alternative. This alternative provides the customer a choice among similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for a specific task on the most cost-effective basis. For example, if a customer requires a drill bit to drill 100 holes, it would not be cost-effective to purchase the top-of-the-line name brand, which is capable of drilling 10,000 holes. MSC's telemarketing representatives and technical support personnel are trained specifically to assist customers in making intelligent cost-saving purchases. The Company believes that its offering of multiple product alternatives and the services provided by its knowledgeable customer service and technical support personnel result in significant amounts of repeat business and are an integral part of MSC's overall customer cost reduction strategy.

         The following table itemizes the product categories currently offered by MSC and the number of SKUs available in each product category:

          Category                                              Number of SKUs
          --------                                              -------------
          Cutting Tools                                           117,694
          Tooling Components                                       29,584
          Fasteners                                                28,848
          Measuring Instruments                                    20,323
          Machinery                                                20,311
          Flat Stock & Raw Materials                               17,387
          Abrasives                                                15,639
          Hand and Power Tools                                     15,233
          Electrical Supplies                                      13,683
          Power Transmission                                       13,092
          Material Handling                                        13,049
          Plumbing Supplies                                         8,549
          Hose Tube and Fittings                                    8,474
          Safety Products                                           8,018
          Process Instrumentation                                   6,036
          Welding                                                   4,708
          Marking & Labeling                                        4,672
          Hardware                                                  3,753
          Pneumatics & Hydraulics                                   3,596
          Lubricants                                                2,762
          Janitorial/Maintenance                                    2,636
          HVAC                                                      1,214
          Packing & Shipping                                          787
          Pumps                                                       736
          Office Equipment                                            537
          Miscellaneous                                            10,881
                                                                ----------
                   Total                                          372,202
                                                                ==========

         The Company purchases substantially all of its products directly from approximately 1,600 manufacturers located in the United States. The Company is not materially dependent on any one supplier or small group of suppliers. No single supplier accounted for more than 5% of the Company's total purchases in fiscal 1998. Generic products, primarily machine tools, are manufactured by third parties to the Company's specifications.

Distribution Centers

         A significant number of the Company's products are carried in stock, and approximately 95% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. The operations of the Company's distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. The Company has invested significant resources in technology and automation to increase efficiency and reduce costs, and continuously monitors its order fulfillment process and endeavors to maintain its commitment to technological efficiencies and cost reduction. The Company currently utilizes three distribution centers for product shipment located in Harrisburg, Pennsylvania, Atlanta, Georgia and Elkhart, Indiana. In fiscal 1998, the Company began construction of a new distribution center located near Reno, Nevada, which will move the Company toward its goal of next day delivery throughout the continental United States.

Sales and Marketing

         The Company's customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. The Company's core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $185. The Company focuses its marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $500,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100-999 employees and annual MRO purchases of between $500,000 and $1,000,000. The Company's strategy with respect to the large corporate segment is to develop relationships with, and supply MRO products directly to, the integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

         The Company also offers wholesalers and other distributors the ability to create their own customized mail order catalog by offering to these MSC customers turn-key marketing programs, including promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer's program. Another division of MSC offers a line of lower priced products for the budget-oriented customer.

         MSC has in excess of 178,000 active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. The Company targets these individual buyers within an organization and distributes publication titles corresponding to the product categories for which such buyers are responsible. The Company is able to accomplish this directed marketing strategy as a consequence of the depth of customer information contained in its information systems databases. The Company's customers select desired products from the Company's various publications and place their orders by telephone, facsimile or direct computer link.

         The Company has invested significant resources in developing an extensive customer and prospect database. This database is a key component of the Company's growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry of operation, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, order value). The Company believes that this variety and depth of information on its customers and prospects offers the Company a significant competitive advantage in increasing sales to existing customers and attracting new customers.

         The Company relies on its approximately 350 in-bound telemarketing representatives, who are responsible for a majority of customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in the Company's information systems databases. The Company's "one call does it all" philosophy is predicated on the ability of the telemarketing representative, utilizing the Company's information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to the Company, the telemarketing representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of the over 370,000 SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information. The Company believes that its information systems databases are an important factor in achieving customer satisfaction and the success of the Company's business strategy.

         MSC's telemarketing representatives undergo an intensive two week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the telemarketing representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Telemarketing representatives receive technical training regarding various products from vendors and in-house training specialists. The Company also maintains a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

         Additionally, the Company employs a direct sales force of approximately 220 sales representatives. These commission-based sales representatives are responsible for increasing sales per customer and servicing existing customers.

Branch Offices

         The Company currently operates approximately 100 branch offices located in 34 states. These branch offices receive approximately 54% of all orders and are staffed with highly trained telemarketing representatives that receive the same training, are monitored in the same fashion and have access to the same information systems as the telemarketing representatives mentioned above. The Company has experienced higher sales growth and market penetration in areas where it has established a branch office and believes its branch offices are critical to the success of the Company's business strategy. In addition to opening new branch offices in support of its distribution centers, the Company has acquired local distributors and converted them to branch offices in new geographic locations to obtain an immediate established local market presence through use of the acquired customer base and integration of their operations. The Company believes that branch office acquisitions will result in more rapid growth at a lower cost.

Publications

         The Company's primary reference tool is its annual 4,459 page master catalog, which is supported by specialty and promotional catalogs, brochures and newspapers. The Company uses specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. The Company distributes specialty and promotional catalogs, brochures and newspapers based on information in the Company's databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

         MSC's in-house marketing staff designs and produces all of MSC's catalogs, brochures and newspapers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing the Company the flexibility to alter its product offerings and pricing and refine its catalog, brochure and newspaper formats more quickly.

         The success of the Company's targeted marketing program in enhancing revenue has justified an increase in the Company's direct mail budget from approximately $6.0 million in fiscal 1994 to approximately $15.6 million in fiscal 1998. The budget for fiscal 1999 is approximately $20 million. As reflected in the following table, the number of publication titles has increased from 20 in fiscal 1994 to approximately 80 in fiscal 1998. The number of pieces mailed has increased from approximately 4.8 million in fiscal 1994 to approximately 15.9 million in fiscal 1998 and is expected to reach approximately 21.6 million in fiscal 1999.

                                                                     Fiscal Year Ended
                                  -------------------------------------------------------------------------------
                                  August 27,        September 2,     August 31,       August 30,      August 29,
                                     1994              1995             1996             1997            1998
                                  (52 weeks)        (53 weeks)       (52 weeks)       (52 weeks)      (52 weeks)
                                  ----------        ------------     ----------       ----------      ----------
Number of publication titles          20                38              70               80              80

Number of publications mailed     4,794,000         6,604,000        6,300,000       11,318,000      15,900,000

Customer Service

         One of the Company's goals is to make purchasing its products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of the Company's business. Order entry and fulfillment occurs at each of the Company's branches and main call centers located at the Company's three operating distribution centers. Calls are received by highly trained in-bound telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. The Company's branch offices field approximately 54% of all telephone orders. The Company's telephone ordering system is flexible and, in the event of local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with the Company are shipped by United Parcel Service ("UPS"), and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. The Company has no written agreement with UPS but has been able to negotiate favorable shipping rates due to the volume of shipments from the Company. The Company is not dependent on any one carrier and believes that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as the Company's primary carrier. The Company believes that its relationships with all its carriers are satisfactory. The Company guarantees same-day shipping if the order is received prior to 4:30 p.m. eastern time and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

Information Systems

         The Company's proprietary information systems allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of its business. These proprietary information systems enable the Company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. The proprietary information systems enable the Company to achieve cost savings, deliver superior customer service and manage its operations centrally. Certain of the Company's information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. The Company also maintains a sophisticated buying and inventory management system that monitors substantially all of its SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. In fiscal 1998, the Company developed an EDI purchasing program with its customers with the objective of allowing them to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

         In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, the Company has also developed a proprietary MRO management system, the Customer Direct Access Plus System ("CDA"). CDA is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to the Company's computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities, and cross-referencing capability to a customer's own product stock numbers. In addition, the Company has developed a Windows(Registered)-based CD-ROM electronic catalog package and has commenced providing product information and ordering capabilities on the Internet.

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

Acquisitions

         The Company has completed several acquisitions and considers acquisitions as part of its growth strategy. The Company believes that the ongoing consolidation within the industrial supply industry is spurring smaller competitors to seek partners to increase their productivity and reduce costs. The Company believes that it is well positioned to play a significant role in this industry consolidation.

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

         Upon completing an acquisition within an existing market, the Company strives to move rapidly to integrate the acquired entity into its existing operations. The Company believes that such integration offers a number of opportunities to improve productivity and customer service. These benefits include: (i) elimination of redundant facilities and services, (ii) reduction of administrative overhead, (iii) consolidation of purchasing power, (iv) expanded customer services, and (v) increased merchandise selection. From time to time, the Company has engaged in, and continues to engage in, preliminary discussions with respect to potential acquisitions. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate. No assurance can be given that any acquisitions, when and if made, will be successfully integrated into the Company's existing operations, nor can there be any assurance that the Company will be able to implement this phase of its growth strategy.

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

Employees

         As of November 12, 1998, the Company employed approximately 2,250 employees, including approximately 2,200 full-time and approximately 50 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relationships with employees to be good and has experienced no work stoppages.

Item 2.  PROPERTIES.

         The Company's distribution centers are as follows:


                                                                                        Approx.
                Location                                                                Sq. Ft.     Operational
                --------                                                                -------     -----------
           Atlanta, Georgia (1)                                                         340,000     October 1990

           Elkhart, Indiana (2)                                                         270,000     March 1996

           Harrisburg, Pennsylvania (2)                                                 270,000     January 1997


---------------
(1)      The related party lease for this facility expires on July 31, 2010.
(2)      This facility is owned by the Company.

         The Company maintains its headquarters at an 83,000 square foot facility in Plainview, New York, and sublets to a third party approximately 60,000 square feet of another facility located in Plainview, New York.

         In November 1997, the Company purchased a building in Melville, New York which will serve as the Company's principal executive office upon relocation there, which is expected to occur by December 1998.

         The Company maintains approximately 100 branch offices located in 34 states, ranging in size from 670 to 16,000 square feet. The leases for these branch offices will expire at various periods between October 1998 and July 2010. The aggregate annual lease payments on these properties in fiscal 1998 was approximately $4,795,000.

         The Company believes that, after relocating its headquarters operations, its facilities will be adequate for its current needs and that for the foreseeable future, suitable additional space will be available as needed.

Item 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.
                                      13

                                    PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." The Company's Class B Common Stock is not traded over any public market.

         The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from September 1, 1996 to August 29, 1998:


                                                                                                Price of Class A
Fiscal Year Ended August 30, 1997                                                                Common Stock *
---------------------------------                                                          ----------------------

                                                                                             High           Low
                                                                                           ----------------------
First Quarter...................................................................           $19-9/16      $15-1/16
Second Quarter..................................................................            19-9/16       16-1/2
Third Quarter...................................................................            17-15/16      14
Fourth Quarter..................................................................            21-5/8        17-5/8



Fiscal Year Ended August 29, 1998
---------------------------------

First Quarter...................................................................           $23           $18-1/2
Second Quarter..................................................................            24-3/4        19-1/2
Third Quarter...................................................................            27-7/8        23-3/8
Fourth Quarter..................................................................            33-1/8        27-7/8


         On November 12, 1998, the last reported sales price for the Class A Common Stock on the NYSE was $20-1/4 per share.

         The approximate number of holders of record of the Class A Common Stock as of November 12, 1998 was 489. The number of holders of record of the Company's Class B Common Stock as of November 12, 1998 was 10.

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

* On April 6, 1998, the Company declared a two-for-one stock split in the form of a stock dividend, distributed May 22, 1998 to shareholders of record as of April 24, 1998. The Class A Common Stock price per share information included above has been restated to reflect this stock split.

Item 6.   SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended August 31, 1996, August 30, 1997 and August 29, 1998 and the selected balance sheet data as of August 30, 1997 and August 29, 1998 are derived from the Company's audited financial statements which are included elsewhere herein. The selected income statement data for the fiscal years ended August 27, 1994 and September 2, 1995 and the selected balance sheet data as of August 27, 1994, September 2, 1995 and August 31, 1996 are derived from audited financial statements of the Company not included herein.


                                                                              Fiscal Year Ended
                                                 -------------------------------------------------------------------------
                                                 August 27,    September 2,     August 31,     August 30,     August 29,
                                                    1994           1995            1996           1997           1998
                                                 (52 weeks)     (53 weeks)      (52 weeks)     (52 weeks)     (52 weeks)
                                                 ------------ --------------- --------------- -------------- -------------
                                                                  (in thousands, except per share data)
Income Statement Data:
   Net sales                                     $ 174,682      $  248,483     $  305,294       $ 438,003     $ 583,043
   Gross profit                                     74,852         103,288        126,775         179,255       238,074
   Operating expenses                               50,811          69,532         83,666         120,498       161,899
   Restructuring charge                                 --              --          8,600              --            --
   Income from operations                           24,041          33,756         34,509          58,757        76,175
   Income taxes                                        813             765          5,531          23,518        30,904
   Net income                                       22,573          31,698         28,503          36,017        47,335
   Net income per share:
       Basic                                            --              --             --             .53           .70
       Diluted                                          --              --             --             .53           .69
   Weighted number of shares outstanding:
       Basic                                            --              --             --          67,381        67,756
       Diluted                                          --              --             --          68,218        68,964
   Pro forma net income(1)                          14,149          19,640         20,591              --            --
   Pro forma net income per share: (2)
       Basic                                           .29             .41            .35              --            --
       Diluted                                         .29             .41            .35              --            --
   Pro forma weighted number of shares
     outstanding: (2)
       Basic                                        48,000          48,000         58,910              --            --
       Diluted                                      48,000          48,000         59,246              --            --

Selected Operating Data(3):

   Active customers                                     98             120            127             146           178
   Number of SKUs                                      170             231            302             332           372
   Orders entered                                    1,348           1,833          2,155           2,425         3,222
   Number of publication titles (not in                 20              38             70              80            80
     thousands)
   Number of publications mailed                     4,794           6,604          6,300          11,318        15,900
   Revenue per employee                            $   214      $      249     $      266       $     280     $     282



                                                  August 27,    September 2,     August 31,      August 30,     August 29,
                                                    1994           1995            1996            1997           1998
                                                 ------------ --------------- --------------- -------------- -------------
   Balance Sheet Data (at period end):

   Working capital                                 $48,726      $   81,228     $  163,785       $ 190,344    $ 183,750
   Total assets                                     91,307         139,032        265,484         334,834      401,702
   Short-term debt                                  12,728           9,208          2,486             213          800
   Long-term debt, net of current portion            3,220          30,969         42,191           2,744        2,430
   Shareholders' equity                            $55,750      $   72,088     $  172,571       $ 274,995    $ 321,779


(1) Gives pro forma effect to "C" corporation taxation at an assumed annual rate of 39.5%.

(2) Pro forma net income per common share for the year ended August 31, 1996 includes the pro forma effect of a "C" corporation income tax provision for the entire year. Pro forma weighted average common shares outstanding include the weighted average shares of Class A and Class B Common Stock and common stock equivalents outstanding during the year, after giving pro forma effect to the recapitalization in the initial public offering.

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         In recent years, the Company made the strategic decision to leverage its strength as a low-cost, value-added MRO provider by adding new categories of MRO supplies, such as welding and electrical supplies, which has increased sales to existing customers and allowed the Company access to new customers. The Company believes that revenue has increased, in part, as a result of the increase in the number of SKUs; however, the Company is unable to quantify precisely the impact of such increase. The Company intends to continue to add new product categories and increase the number of products offered in existing product categories in its efforts to gain new customers and increase sales from existing customers. During fiscal 1998, the Company added approximately 40,000 SKUs and expects to add approximately 40,000 SKUs during each of the next two fiscal years. The Company generally adds SKUs in response to the feedback it receives from its existing customers. In this way, the Company seeks to increase purchases from existing customers through increased product offerings that it knows are desired by its customers. The Company also seeks to expand its customer base by offering its increased product lines and product offerings to customers who have not previously purchased merchandise from the Company. There can be no assurance that the Company will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

         The Company significantly expanded its direct mail marketing program from approximately 4.8 million pieces in fiscal 1994 to 11.3 million pieces in fiscal 1997. In fiscal 1998, the Company targeted its marketing program to enhance its investments in acquired entities and new distribution centers. Accordingly, in fiscal 1998, mailings increased to 15.9 million pieces. Targeted mailings to customers or potential customers are designed to maximize the Company's return in relation to its marketing expenditures. The Company utilizes its customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. The Company believes that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

         In fiscal 1999, the Company intends to take advantage of the additional products offered and its expanded distribution capabilities by further increasing its direct marketing efforts. These direct marketing expenditures are expected to enhance the expanded product offerings and improved distribution capabilities; however, the costs associated with this program will be incurred substantially in advance of increased sales and may negatively impact operating margins in the short term. Such costs are expected to be offset, in part, by increases in vendor funded co-op payments which will offset a portion of the catalog and mailing expenses. There can be no assurance that continued expansion of the Company's direct mail marketing program will result in new customers or an increase in sales from existing customers.

         Revenue per employee increased from approximately $214,000 in fiscal 1994 to approximately $282,000 during fiscal 1998. The Company believes that this increase in revenue per employee is indicative of its efforts to achieve higher levels of efficiency and cost savings at the employee level.

         The number of annual orders entered and processed has increased from approximately 1.3 million in fiscal 1994 to approximately 3.2 million during fiscal 1998. The average order size of the Company's core business has increased from approximately $130 in fiscal 1994 to approximately $185 during fiscal
1998. The Company believes that its targeted marketing campaign strategy, its strategy of continuing to add new product categories and new products within existing categories, and increased efficiencies in order processing have been significant contributing factors to the Company's increase in orders and, accordingly, sales, both from existing customers and from new customers. There can be no assurance, however, that the Company will be able to continue to grow at rates recently experienced or at all.

         MSC commenced shipping operations at its distribution center in Harrisburg, Pennsylvania during fiscal 1997 in order to improve the Company's efficiency, geographic distribution and market penetration. The opening of this distribution center required a substantial capital investment, including expenditures for real estate and construction, and a substantial investment for inventory. The opening adversely impacted distribution expenses as a percentage of sales, inventory turnover and return on investment. During fiscal 1996, the Company commenced shipping operations at a new distribution center in Elkhart, Indiana. The opening also initially had adverse effects similar to those arising from the opening of the Harrisburg, Pennsylvania distribution center on distribution expenses as a percentage of sales, inventory turnover and return on investment.

Results Of Operations

         The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1996, 1997 and 1998:


                                                  August 31, 1996         August 30, 1997        August 29, 1998
                                                  ---------------         ---------------        ---------------
Net sales (dollars in thousands)..........           $305,294                $438,003               $583,043
                                                     ========                ========               ========
Net sales.................................              100.0%                  100.0%                 100.0%
Gross profit..............................               41.5                    40.9                   40.8
Operating expenses........................               27.4                    27.5                   27.8
Restructuring charge......................                2.8                      --                     --
Income from operations....................               11.3                    13.4                   13.1
Net Income................................                9.3                     8.2                    8.1
Pro forma net income......................                6.7                     N/A                    N/A


Fiscal Year Ended August 29, 1998 Compared to Fiscal Year Ended August 30, 1997

         Net sales increased by $145.0 million, or 33.1%, to $583.0 million in fiscal 1998 from $438.0 million in fiscal 1997. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1997 and fiscal 1998. The increase in sales to existing customers was derived primarily from an increase of 11.4% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 9.3%, and the number of active customers increased 21.9% in fiscal 1998, as compared to fiscal 1997. Sales from the companies acquired in 1998 accounted for approximately 3.0% of consolidated net sales.

         Gross profit increased by $58.8 million, or 32.8%, to $238.1 million in fiscal 1998 from $179.3 million in fiscal 1997. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit decreased slightly from 40.9% in fiscal 1997 to 40.8% in fiscal 1998. The Company's gross profit as a percentage of sales from its core business remained constant.

         Operating expenses increased by $41.4 million, or 34.4%, to $161.9 million in fiscal 1998 from $120.5 million in fiscal 1997. The increase was primarily attributable to increased sales volume, which required additional staffing and support. As a percentage of sales, operating expenses increased from 27.5% to 27.8%. The increase was primarily the result of continuous investment in new branches and other growth programs, offset in part by operating efficiencies and the distribution of fixed expenses over a larger revenue base.

         Income from operations increased by $17.4 million, or 29.6%, to $76.2 million in fiscal 1998 from $58.8 million in fiscal 1997. This increase was primarily attributable to increased sales and gross profit offset in part by an increase in operating expenses.

         Net income increased by $11.3 million, or 31.4% to $47.3 million in fiscal 1998, from $36.0 million in fiscal 1997. The increase in net income is primarily attributable to increased sales and gross profit, offset by higher operating expenses.

Fiscal Year Ended August 30, 1997 Compared to Fiscal Year Ended August 31, 1996

         Net sales increased by $132.7 million, or 43.5%, to $438.0 million in fiscal 1997 from $305.3 million in fiscal 1996. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions completed during fiscal 1996 and 1997. The increase in sales to existing customers was derived primarily from an increase of 9.9% in the number of SKUs offered as well as from more focused marketing efforts. Average annual sales per customer increased 8.4%, and the number of active customers increased 15.0% in fiscal 1997, as compared to fiscal 1996. Sales from the companies acquired in 1997 accounted for approximately 9% of consolidated net sales.

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

         Operating expenses, exclusive of the restructuring charge in fiscal 1996, increased by $36.8 million, or 44.0%, to $120.5 million in fiscal 1997 from $83.7 million in fiscal 1996. This increase was primarily attributable to increased sales volume, which required additional staffing and support. As a percentage of sales, operating expenses slightly increased from 27.4% to 27.5%.

         Restructuring charge of $8.6 million, recorded during the third quarter of fiscal 1996, is the estimated cost of the relocation of the Company's Long Island distribution center and warehouses. The Harrisburg, Pennsylvania distribution center commenced shipping in September 1996, and became fully operational during the first half of fiscal 1997.

         Income from operations, exclusive of the restructuring charge, increased by $15.7 million, or 36.4%, to $58.8 million in fiscal 1997 from $43.1 million in fiscal 1996. This increase was primarily attributable to increased sales and gross profit offset in part by an increase in operating expenses.

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

Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters.


                                       Year Ended August 30, 1997                   Year Ended August 29, 1998
                                ----------------------------------------    ---------------------------------------
                                 First     Second      Third     Fourth      First     Second      Third     Fourth
                                Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                -------    -------    -------    -------    -------    -------    -------    -------
                                                               (dollars in thousands)
Income Statement Data:
    Net Sales..............    $  92,214   $ 104,685  $ 123,895  $ 117,209  $ 135,609  $ 142,520  $ 155,098  $ 149,816
    Gross Profit...........       38,267      42,710     50,443     47,835     55,339     58,185     63,590     60,960
    Income from operations.       11,364      14,675     17,755     14,963     15,256     18,843     22,913     19,163
    Net income.............        6,950       8,831     10,921      9,315      9,500     11,662     14,237     11,936
    Net income per share:
       Basic...............          .10         .13        .16        .14        .14        .17        .21        .18
       Diluted.............          .10         .13        .16        .14        .14        .17        .21        .17

         The Company has generally experienced slightly lower sales volumes during the summer months and the Company expects this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of the Company's fixed costs during slower sales periods. The Company's quarterly results of operations may also fluctuate as a result of a variety of other factors, including the timing of commencement of operations at new distribution centers.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, acquisitions and facilities expansions. The Company's primary sources of financing have been cash from operations, supplemented by bank borrowings under the Company's revolving credit facility (the "Credit Facility"), and a portion of the proceeds from the Company's public offering completed at the end of fiscal 1997 (the "Second Offering"). The Company anticipates that the proceeds from these offerings, its cash flows from operations and available lines of credit will be adequate to support its operations for the immediate future and for at least the next 24 months.

         Under the terms of the Credit Facility, the Company has available unsecured borrowings of up to $80 million. Interest on amounts borrowed may be paid at the option of the Company at a rate per annum equal to the bank's base rate (8.5% at August 29, 1998) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum. The Credit Facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains certain financial covenants which require the Company to maintain a minimum net worth, ratio of current assets to current liabilities, ratio of liabilities to effective net worth, minimum interest coverage ratio and positive net income, to refrain from capital expenditures in excess of certain amounts and to limit the issuance of dividends. As of August 29, 1998, the Company was in compliance with all bank covenants and had no outstanding borrowings under the Credit Facility.

         Net cash provided by operating activities for the fiscal years ended August 29, 1998 and August 30, 1997 was $46.8 million and $45.8 million, respectively. The increase in cash from operations resulted from higher net income, offset in part by higher net working capital requirements. Additionally, in fiscal 1998, inventory (excluding inventory of acquired companies) declined, reflecting improved inventory control policies and procedures.

         Net cash used in investing activities for the fiscal years ended August 29, 1998 and August 30, 1997 was approximately $51.9 million and $47.4 million, respectively. The increase of $4.5 million is primarily attributable to less cash paid for acquisitions in fiscal 1998 than for those in fiscal 1997, offset by the purchase of a building in Long Island, New York which will begin serving as the new corporate headquarters in fiscal 1999. The remaining cash used in investing activities in fiscal 1998 was for expenditures related to the construction of a new distribution center.

         Net cash provided by financing activities during the fiscal years ended August 29, 1998 and August 30, 1997 was approximately $353,000 and $13.4 million, respectively. The change of $13.0 million is primarily attributable to the difference between the proceeds received from the completion of the Company's Second Offering, net of the repayment of existing long-term debt from such proceeds in fiscal 1997.

         During fiscal 1998, the Company repurchased approximately 147,000 shares of its Class A Common Stock at an average price of $21.77 per share for an aggregate purchase price of approximately $3,200,000. Subsequent to August 29, 1998 and through October 30, 1998, the Company has purchased an additional 897,000 shares of Class A Common Stock for $17,314,000. All shares of Class A Common Stock acquired are being retained in the Company's treasury and reserved for issuance upon the exercise of options granted under the Company's 1995 Stock Option Plan and 1998 Stock Option Plan.

Disclosures about Market Risks.

         The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

Year 2000 Compliance Plan

         Year 2000 Problem. The Year 2000 problem arises from the historic use of only two digits (rather than four) for the designation of a year in date information within computer programs. If not corrected, any of the Company's equipment or software programs that perform time sensitive calculations may incorrectly identify the year `00' as 1900 instead of 2000. This could result in miscalculations or a major failure of certain systems. MSC may also be vulnerable to the Year 2000 problems of its customers, suppliers and service vendors and of other companies with which MSC conducts business (e.g., utility companies, shippers and telecommunications companies).

         State of Readiness. During calendar year 1997, MSC developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that its business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

         1. Renovating internal systems and applications. The Company's internal systems and applications include Order Entry, Purchasing and Warehouse Management. The applications used in the Order Entry system have been re-written and are being phased into the Company's call center and branch locations. This process is expected to be completed by May 1999. The applications for the Purchasing and Warehouse Management systems are in the process of being modified and completion of Year 2000 compliance work is scheduled for March 1999. Many of the Company's applications are already Year 2000 compliant as they were written using a compliant code generator.

         2. Ensuring compliance of peripheral third party systems. MSC uses a number of third party package systems to supplement its internally developed programs. Major systems in this area are its Financial and Inventory Replenishment systems. The Company's Financial systems are being replaced with a new package, with a scheduled implementation date of May 1999. Two of MSC's subsidiaries, Enco and Primeline, are already running on this software. The Inventory Replenishment system has been tested and appears to be Year 2000 compliant. All of the Company's material hardware, including its AS/400 computers, telephone systems, networks, PCs, security systems and time clocks at all MSC locations have been tested as Year 2000 compliant.

         3. Ensuring Year 2000 compliance by external companies that conduct business with the Company. The Company has contacted all of its major customers, suppliers and vendors to inquire about Year 2000 compliance. The Company has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. For those business partners with which the Company currently conducts business electronically, the Company will be conducting tests to determine Year 2000 compliance in 1999.

         4. Implementing standards and conducting testing in an effort to ensure that the Company's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

         Cost of Compliance. MSC believes that the total cost of its Year 2000 compliance plan will be $900,000, not including the replacement of the Financial system. These costs are expensed as incurred and, to date, the Company has incurred $423,000 of such expenses. The Financial systems replacement is a separate project which is estimated to cost approximately $4,000,000 and will be capitalized.

         Risks. Although MSC believes it will have its own systems compliant prior to January 1, 2000, there can be no assurance that it will be able to do so nor can there be any assurance that, even if the Company completes timely its Year 2000 compliance plan, the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any business partner. In addition, the Company would continue to bear the risk of a material adverse affect if any of its business partners does not appropriately address its own Year 2000 compliance issues. Although MSC believes that its major customers are Year 2000 compliant, the Company is still in the process of reviewing the compliance programs of suppliers and service vendors. MSC's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis, which costs could be material. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with MSC's computer systems. The inability of MSC or any of its principal suppliers, service vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on MSC's financial condition or results of operation.

         Contingency Plans. If MSC's suppliers are not Year 2000 compliant, MSC may have to arrange for alternative sources of supply and the stockpiling of inventory in the fall of 1999 in preparation for the Year 2000. The Company cannot estimate at this time the cost or effect on the Company's financial condition of any stockpiling of inventory. The Company does not have any other contingency plans with respect to other problems that could arise in its business as a result of the Year 2000 problem. Any of these could have a material adverse effect on MSC's financial condition or results of operation.

         The foregoing contains forward looking statements and there can be no assurance due to changes in local, regional or national economies and the availability of acquisition opportunities, among other things, that the foregoing shall be the case.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        MSC INDUSTRIAL DIRECT CO., INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants                                                          24

Consolidated Balance Sheets as of August 29, 1998 and August 30, 1997                             25

Consolidated Statements of Income for the three fiscal years ended August 29, 1998                26

Consolidated Statements of Shareholders' Equity for the three fiscal years
   ended August 29, 1998                                                                          27

Consolidated Statements of Cash Flows for the three fiscal years ended August 29, 1998            28

Notes to Consolidated Financial Statements                                                        29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MSC Industrial Direct Co., Inc.:


We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of August 29, 1998 and August 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 29, 1998 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP


Melville, New York
October 30, 1998

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                                               August 29,      August 30,
                                           ASSETS                                                 1998            1997
                                                                                              ------------    ------------
Current Assets:
   Cash and cash equivalents                                                                   $      8,630    $     13,418
   Accounts receivable, net of allowance for doubtful accounts of $3,717 and $2,030,
     respectively                                                                                    72,940          55,348
   Inventories                                                                                      158,050         163,003
   Prepaid expenses and other current assets                                                          3,524           3,007
   Current deferred income taxes                                                                     11,251           9,237
                                                                                               ------------    ------------
                  Total current assets                                                              254,395         244,013
                                                                                               ------------    ------------

Property, Plant and Equipment, net                                                                   77,493          49,658
                                                                                               ------------    ------------

Other Assets:
   Goodwill                                                                                          58,574          34,270
   Other                                                                                             11,240           6,893
                                                                                               ------------    ------------
                                                                                                     69,814          41,163
                                                                                               ------------    ------------
                                                                                               $    401,702    $    334,834
                                                                                               ============    ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                            $     14,670    $     11,459
   Accrued liabilities                                                                               55,175          41,997
   Current portion of long-term notes payable                                                           800             213
                                                                                               ------------    ------------

                  Total current liabilities                                                          70,645          53,669

Long-term notes payable                                                                               2,430           2,744
Other long-term liabilities                                                                              46             108
Deferred income tax liabilities                                                                       6,802           3,318
                                                                                               ------------    ------------
                  Total liabilities                                                                  79,923          59,839
                                                                                               ------------    ------------

Commitments and Contingencies (Note 12)

Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                      --              --
   Class A Common Stock; $0.001 par value; 100,000,000 shares authorized;
     33,683,407 and 33,331,966 shares, respectively, issued and outstanding                              33              33
   Class B Common Stock; $0.001 par value; 50,000,000 shares authorized;
     34,142,028 and 34,364,400 shares, respectively, issued and outstanding                              34              34
   Additional paid-in capital                                                                       213,783         211,671
   Retained earnings                                                                                112,834          65,499
   Treasury stock, at cost                                                                           (3,699)           (499)
   Deferred stock compensation                                                                       (1,206)         (1,743)
                                                                                               ------------    ------------
                  Total shareholders' equity                                                        321,779         274,995
                                                                                               ------------    ------------
                                                                                               $    401,702    $    334,834
                                                                                               ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except net income per share data)


                                                                                    For The Fiscal Years Ended
                                                                          ------------------------------------------------
                                                                            August 29,       August 30,       August 31,
                                                                               1998             1997             1996
                                                                          --------------   -------------    --------------
Net sales                                                                 $      583,043   $     438,003    $      305,294
Cost of goods sold                                                               344,969         258,748           178,519
                                                                          --------------   -------------    --------------

                  Gross profit                                                   238,074         179,255           126,775

Operating expenses                                                               161,899         120,498            83,666
Distribution center restructuring charge (Note 5)                                     --              --             8,600
                                                                          --------------   -------------    --------------

                  Income from operations                                          76,175          58,757            34,509
                                                                          --------------   -------------    --------------

Other income (expense):
   Interest expense                                                                  (52)           (490)           (1,534)
   Interest income                                                                 1,126             723               647
   Other income (expense), net                                                       990             545               412
                                                                          --------------   -------------    --------------
                                                                                   2,064             778              (475)
                                                                          --------------   -------------    --------------

                  Income before provision for income taxes                        78,239          59,535            34,034

Provision for income taxes                                                        30,904          23,518             5,531
                                                                          --------------   -------------    --------------

                  Net income                                              $       47,335   $      36,017    $       28,503
                                                                          ==============   =============    ==============

Per share information (Note 3)
Net income per share:
   Basic                                                                  $         .70    $         .53    $         .48
                                                                          =============    =============    =============
   Diluted                                                                $         .69    $         .53    $         .48
                                                                          =============    =============    =============
   Pro Forma Basic                                                                                          $         .35
                                                                                                            =============
   Pro Forma Diluted                                                                                        $         .35
                                                                                                            =============

Shares used in computing net income per share:
   Basic                                                                          67,756          67,381          58,910
                                                                          ==============   =============    ============
   Diluted                                                                        68,964          68,218          59,246
                                                                          ==============   =============    ============
   Pro Forma Basic                                                                                                58,910
                                                                                                            ============
   Pro Forma Diluted                                                                                              59,246
                                                                                                            ============


The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED AUGUST 29, 1998
                                 (In thousands)

                                                        Class A                Class B
                                                      Common Stock           Common Stock       Additional
                                                 ---------------------  ---------------------    Paid-In    Retained
                                                   Shares      Amount     Shares      Amount     Capital    Earnings
                                                 ---------   ---------  ---------   ---------   ----------  ---------
BALANCE, September 2, 1995                              --     $    --     48,000   $      48   $   8,010   $  64,030
Initial public offering of common stock, net of
  costs of offering of $10,352 (Note 10)            15,050          15         --          --     132,616          --
Exchange of Class B Common Stock for Class A
  Common Stock                                       1,050           1     (1,050)         (1)         --          --
Issuance of restricted common stock (Note 11)          314          --         --          --       2,981          --
Cancellation of restricted common stock                 (2)         --         --          --         (10)         --
Amortization of deferred stock compensation             --          --         --          --          --          --
Issuance of common stock for acquisition of
  subsidiary                                           210          --         --          --       2,000          --
Net income                                              --          --         --          --          --      28,503
Distributions to shareholders (Note 10)                 --          --         --          --          --     (63,051)
                                                 ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, August 31, 1996                            16,622          16     46,950          47     145,597      29,482

Secondary public offering of common stock, net
  of costs of offering of $3,304 (Note 10)           4,000           4       --            --      64,442          --
Exchange of Class B Common Stock for Class A
  Common Stock                                      12,586          13    (12,586)        (13)         --          --
Purchase of treasury stock                              --          --         --          --          --          --
Cancellation of restricted common stock                (24)         --         --          --        (228)         --
Amortization of deferred stock compensation             --          --         --          --          --          --
Exercise of common stock options, including
  income tax benefits of $380                          148          --         --          --       1,860          --
Net income                                              --          --         --          --          --      36,017
                                                 ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, August 30, 1997                            33,332          33     34,364          34     211,671      65,499

Exchange of Class B Common Stock for Class A
  Common Stock (Note 10)                               222          --       (222)         --          --          --
Purchase of treasury stock                              --          --         --          --          --          --
Cancellation of restricted common stock                 (6)         --         --          --         (57)         --
Amortization of deferred stock compensation             --                     --                      --
Exercise of common stock options, including
  income tax benefits of $648                          135          --         --          --       2,169          --
Net income                                              --          --         --          --          --      47,335
                                                 ---------   ---------  ---------   ---------   ---------   ---------

BALANCE, August 29, 1998                            33,683   $      33     34,142   $      34   $ 213,783   $ 112,834
                                                 =========   =========  =========   =========   =========   =========


                                                         Treasury Stock
                                                  -----------------------------    Deferred
                                                                       Amount        Stock
                                                    Shares             at cost    Compensation     Total
                                                  ---------           ---------  ------------   ---------
BALANCE, September 2, 1995                             --             $    --      $    --      $  72,088
Initial public offering of common stock, net of
  costs of offering of $10,352 (Note 10)               --                  --           --        132,631
Exchange of Class B Common Stock for Class A
  Common Stock                                         --                  --           --             --
Issuance of restricted common stock (Note 11)          --                  --       (2,981)            --
Cancellation of restricted common stock                --                  --           10             --
Amortization of deferred stock compensation            --                  --          400            400
Issuance of common stock for acquisition of
  subsidiary                                           --                  --           --          2,000
Net income                                             --                  --           --         28,503
Distributions to shareholders (Note 10)                --                  --           --        (63,051)
                                                  ---------           ---------    ---------    ---------

BALANCE, August 31, 1996                               --                  --       (2,571)       172,571

Secondary public offering of common stock, net
  of costs of offering of $3,304 (Note 10)             --                  --           --         64,446
Exchange of Class B Common Stock for Class A
  Common Stock                                         --                  --           --             --
Purchase of treasury stock                             28                (499)          --           (499)
Cancellation of restricted common stock                --                  --          228             --
Amortization of deferred stock compensation            --                  --          600            600
Exercise of common stock options, including
income tax benefits of $380                            --                  --           --          1,860
Net income                                             --                  --           --         36,017
                                                  ---------           ---------    ---------    ---------

BALANCE, August 30, 1997                               28                (499)      (1,743)       274,995

Exchange of Class B Common Stock for Class A
  Common Stock (Note 10)                               --                  --           --             --
Purchase of treasury stock                            147              (3,200)          --         (3,200)
Cancellation of restricted common stock                --                  --           57             --
Amortization of deferred stock compensation            --                              480
Exercise of common stock options, including
  income tax benefits of $648                          --                  --           --          2,169
Net income                                             --                  --           --         47,335
                                                  ---------           ---------    ---------    ---------

BALANCE, August 29, 1998                              175             $ (3,699)    $ (1,206)    $ 321,779
                                                  =========           =========    =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                          For The Fiscal Years Ended
                                                                                ------------------------------------------
                                                                                  August 29,     August 30,     August 31,
                                                                                     1998           1997           1996
                                                                                -----------     -----------    -----------
Cash flows from operating activities:
   Net income                                                                   $    47,335     $    36,017    $    28,503
                                                                                -----------     -----------    -----------
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                                    7,302           5,314          3,087
     Amortization of deferred stock compensation                                        480             600            400
     (Gain) loss on disposal of property, plant and equipment                           (19)            218             29
     Provision for doubtful accounts                                                  1,523           1,127          1,019
     Deferred income taxes                                                            1,442           2,221         (7,811)
     Changes in operating assets and liabilities, net of effect from acquisitions:
       Accounts receivable                                                          (11,148)         (9,410)        (7,758)
       Inventories                                                                    9,203           5,977        (59,866)
       Prepaid expenses and other current assets                                       (150)           (172)           510
       Prepaid federal income tax payments                                               --           4,512         (1,397)
       Other assets                                                                  (4,279)         (1,298)        (1,334)
       Accounts payable and accrued liabilities                                      (4,842)            673         14,523
       Other long-term liabilities                                                      (92)             (2)          (781)
                                                                                -----------     -----------    -----------
              Total adjustments                                                        (580)          9,760        (59,379)
                                                                                -----------     -----------    -----------
              Net cash provided by (used in) operating activities                    46,755          45,777        (30,876)
                                                                                -----------     -----------    -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                       (32,456)        (13,528)       (26,886)
   Proceeds from sale of property, plant and equipment                                   19              34             10
   Cash paid for acquisitions, net of cash acquired                                 (19,459)        (33,928)       (10,530)
                                                                                -----------     -----------    -----------
              Net cash used in investing activities                                 (51,896)        (47,422)       (37,406)
                                                                                -----------     -----------    -----------

Cash flows from financing activities:
   Net proceeds from public offerings of common stock                                    --          64,446        132,631
   Purchase of treasury stock                                                          (389)           (499)            --
   Net proceeds from exercise of common stock options                                 1,521           1,480             --
   Net proceeds from (repayments of) notes payable                                     (885)        (52,330)        11,616
   Repayment of subordinated debt to shareholders                                        --              --        (11,778)
   Repayments from (advances to) affiliates                                             106             287           (138)
   Distributions to shareholders                                                         --              --        (63,051)
                                                                                -----------     -----------    -----------
              Net cash provided by financing activities                                 353          13,384         69,280
                                                                                -----------     -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 (4,788)         11,739            998
Cash and cash equivalents, beginning of year                                         13,418           1,679            681
                                                                                -----------     -----------    -----------
Cash and cash equivalents, end of year                                          $     8,630     $    13,418    $     1,679
                                                                                ===========     ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                                   $       110     $       443    $     2,022
                                                                                ===========     ===========    ===========
     Income taxes                                                               $    31,279     $    20,669    $    12,376
                                                                                ===========     ===========    ===========

Supplemental schedule of noncash investing and financing activities:
   Issuance of stock for purchase of subsidiary                                 $        --     $        --    $     2,000
                                                                                ===========     ===========    ===========
   Issuance of stock for restricted stock plan (Note 11)                        $        --     $        --    $     2,981
                                                                                ===========     ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)


1.     BUSINESS:

           The Company is a distributor of industrial equipment and supplies with headquarters in Plainview, New York. The Company serves both domestic and international markets through its distribution network, which includes approximately 100 local MSC branches in 34 states, as well as certain other locations related to acquired entities, concentrated in the Eastern and Southern United States, and regional distribution centers in Harrisburg, Pennsylvania; Elkhart, Indiana and Atlanta, Georgia.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

       Fiscal Year

           The Company's fiscal year ends on the Saturday closest to August 31. The financial statements for fiscal 1998, 1997 and 1996 all contain activity for fifty two weeks.

       Cash and Cash Equivalents

           Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

       Concentration of Credit Risk

           The Company's mix of receivables is diverse, with approximately 178,000 active customer accounts. The Company sells its products directly to end users and, in some cases, to other wholesalers and distributors in its market areas.

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

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)


accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems, not to exceed five years.

           In accordance with the provisions of SFAS No. 34, "Capitalization of Interest Cost", interest attributable to construction of distribution centers is capitalized as part of the cost of the related buildings during the period prior to which such facilities are available and ready for use.

       Goodwill

           Goodwill shown in the consolidated balance sheets at August 29, 1998 and August 30, 1997 relates to multiple acquisitions completed during the last three fiscal years (Note 4). Goodwill is being amortized on a straight-line basis over 40-year periods. Accumulated amortization was $1,852 and $581 as of August 29, 1998 and August 30, 1997, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Management believes that there is no impairment to goodwill as of August 29, 1998.

       Deferred Catalog Costs

           The costs of producing and distributing the Company's principal catalogs are deferred and included in other assets in the Company's consolidated balance sheets in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs" ($9,511 and $5,349 at August 29, 1998 and August 30, 1997, respectively). These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

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

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

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

           Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets. Deferred tax assets and liabilities, which were established in the second quarter of fiscal 1996 due to the Company's taxation as a subchapter "C" Corporation since the closing date of the IPO in December 1995, resulted in a credit to the provision for income taxes of $3,966 during fiscal 1996.

       Affiliates

           The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. In connection with the IPO during fiscal 1996, the Company acquired two affiliated companies, Primeline International, Inc. and Kaja Productions, Inc. See Note 12 for discussion of certain related party transactions.

       Recently Issued Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company periodically engages in certain international transactions, it does not presently make material use of derivative instruments.

           In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic area and major customers. This standard is effective for the Company's fiscal 1999 consolidated financial statements.

           In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures if any, beginning with the first quarter of fiscal 1999. Restatement of prior information, if any, will be made for comparative purposes.

           SFAS No. 132, 131 and 130 expand and modify financial statement disclosures and, accordingly, will have no impact on the Company's results of operations or financial position.

           In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company is required to adopt this SOP in fiscal 2000, but expects to adopt the provisions of SOP 98-1 in fiscal 1999. The Company does not expect the effect of the adoption of this pronouncement to be material.

       Reclassifications

           Certain prior year balances have been reclassified to conform with current year presentation.

3.      NET INCOME PER SHARE:

         Effective December, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income. The impact of the adoption of this statement, which was retroactively applied to all periods pursuant to the provisions of SFAS No. 128, was not material to all previously reported EPS amounts.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

         The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 29, 1998, August 30, 1997 and August 31, 1996, respectively:


                                    Net Income                             Shares                       Net Income Per Share
                      -------------------------------------   ----------------------------------  -------------------------------
                                                  1996 Pro                             1996 Pro                         1996 Pro
                        1998     1997     1996      Forma     1998    1997     1996      Forma    1998    1997   1996     Forma
                        ----     ----     ----    ---------   ----    ----     ----    ---------  ----    ----   ----   ---------
     Basic EPS
      Net income      $47,335  $36,017  $ 28,503  $20,591    67,756  67,381   58,910   58,910      $.70    $.53  $ .48    $ .35
                                                    (a)
      Effect of
       dilutive
       employee            -        -         -       -       1,208     837      336      336      (.01)     -      -        -
       stock          -------  -------  --------  ------     ------  ------   ------   ------      ----    ----  -----    -----
       options

     Diluted EPS
      Net income      $47,335  $36,017  $ 28,503  $20,591    68,964  68,218   59,246   59,246      $.69    $.53  $ .48    $ .35
                      =======  =======  ========  ========   ======  ======   ======   ======      ====    ====  =====    =====
                                                    (a)

       (a) For fiscal 1996, net income, on a pro forma basis which gives pro forma effect to a Subchapter "C" corporation income tax provision (Note 7), was as follows:

        Income before provision for income taxes           $     34,034
        Pro forma provision for income taxes                     13,443
                                                           ------------
        Pro forma net income                               $     20,591
                                                           ============

           There were no common share equivalents outstanding in the period prior to the IPO in fiscal 1996.

4.     ACQUISITION OF BUSINESSES:

           During fiscal 1998 and 1997, the Company acquired the following businesses:

          Business Acquired                                  Date Acquired
          -----------------                                  -------------

          Fiscal 1998
          Holloway Bros. Tools, Inc.                         March 24, 1998
          RMG Corporation                                    April 10, 1998
          Drake - Atwood Tool & Supply Company, Inc.         April 30, 1998

          Fiscal 1997
          Brooks Precision Supply, Inc.                      November 1, 1996
          Dolin Supply, Inc.                                 January 1, 1997
          Anderson Industrial Supply, Inc.                   January 1, 1997
          Enco Manufacturing, Inc.                           February 1, 1997
          Discount Tool and Supply Company                   August 1, 1997

           The acquisitions described above were accounted for as purchases and were valued based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. These estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of the respective acquisition, and any such adjustments are not expected to be material. Costs in excess of net assets acquired of $60,426 and $34,851 were allocated to goodwill at August 29, 1998 and August 30, 1997, respectively, net of applicable amortization.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           Summarized below are the unaudited pro forma results of operations as though each of these acquisitions had occurred at the beginning of fiscal 1997. Pro forma adjustments have been made for pro forma income taxes and amortization of goodwill related to these transactions.

                                          August 29, 1998        August 30, 1997
                                          ---------------        ---------------
         Pro Forma:
           Net sales                      $     607,588          $     514,355
                                          =============          =============
           Net income                     $      47,804          $      37,076
                                          =============          =============

         Net income per share:
           Basic                          $        .71           $        .56
                                          ============           ============
           Diluted                        $        .69           $        .55
                                          ============           ============

5.     DISTRIBUTION CENTER RESTRUCTURING CHARGE:

           In May 1996, the Company announced that it would be relocating its multi-location Long Island, New York warehouse and distribution center operation to a new, single-location, Company-owned facility near Harrisburg, Pennsylvania. The Pennsylvania distribution center commenced shipping and became fully operational in January 1997. The cost associated with the relocation of the Company's existing Long Island facilities was approximately $8,600, which is primarily comprised of personnel relocation and severance, lease abandonment costs, moving and disposal costs, and this amount has been reflected as a charge to income from operations for the year ended August 31, 1996. Costs of approximately $8,064 primarily relating to labor, rent for vacated facilities and equipment disposals associated with the move were charged against the liability as of August 29, 1998 and the remaining liability of $536 is included in accrued liabilities in the accompanying consolidated balance sheet as of August 29, 1998 (Note 8).

6.     PROPERTY, PLANT AND EQUIPMENT:

           The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

                                                              Number of Years         August 29, 1998     August 30, 1997
                                                              ---------------         ---------------     ---------------
      Land                                                           -                $      11,515         $   2,949
      Construction-in-progress (a)                                   -                        5,338                -
      Building                                                      40                       26,772            16,083
      Building and leasehold improvements                 The lesser of the life
                                                           of the lease or 31.5               2,878             2,847
      Furniture, fixtures and equipment                            3-10                      41,222            35,912
      Automobiles                                                    5                        1,051               725
      Computer systems                                              3-5                      11,589             8,493
                                                                                      -------------         ---------
                                                                                            100,365            67,009

      Less: Accumulated depreciation and amortization                                        22,872            17,351
                                                                                      -------------         ---------
                                                                                      $      77,493         $  49,658
                                                                                      =============         =========

           The amount of capitalized interest included in property, plant and equipment is $931 and $944 at August 29, 1998 and August 30, 1997, respectively.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

       (a) In October 1997, the Company executed an agreement for the purchase of a building in Long Island, New York, which will serve as Corporate headquarters. The Company intends to relocate to this new facility during the first quarter of fiscal 1999. The Company did not capitalize nor incur any interest related to the purchase.

7.     INCOME TAXES:

           The provision for income taxes is comprised of the following:


                                                                          For the Fiscal Years Ended
                                                       ----------------------------------------------------------------
                                                         August 29, 1998       August 30, 1997        August 31, 1996
                                                       -------------------   -------------------    -------------------
   Current:
        Federal, net of state income tax benefit           $     23,994          $     17,575          $     10,744
        State and local                                           5,081                 3,722                 2,598
                                                           ------------          ------------          ------------
                                                                 29,075                21,297                13,342
                                                           ------------          ------------          ------------
    Deferred:
        Federal, net of state income tax benefit                  1,510                 1,833                (3,128)
        State and local                                             319                   388                  (717)
                                                           ------------          ------------          ------------
                                                                  1,829                 2,221                (3,845)
                                                           ------------          ------------          ------------
    Subchapter "C" impact of SFAS No. 109                           --                    --                 (3,966)
                                                           ------------          ------------          ------------
              Total                                        $     30,904          $     23,518          $      5,531
                                                           ============          ============          ============

           The provision for income taxes for the year ended August 31, 1996 reflects "S" corporation taxation through the date of the public offering, and "C" corporation taxation thereafter (Notes 2 and 3).

           Significant components of deferred tax assets and liabilities are as follows:


                                                                       August 29, 1998        August 30, 1997
                                                                       ---------------        ---------------
    Current and non-current deferred tax liabilities:
      Depreciation                                                      $    (4,655)           $    (1,224)
      Prepaid advertising                                                    (3,757)                (2,113)
      Goodwill                                                                 (126)                  (139)
                                                                        -----------            -----------
                                                                             (8,538)                (3,476)
                                                                        -----------            -----------
    Current and non-current deferred tax assets:
      Accounts receivable                                                       974                    642
      Inventory                                                               6,087                  3,670
      Restructuring charge accrual                                              212                  1,089
      Deferred compensation                                                   2,955                  2,800
      Deferred stock compensation                                               158                    158
      Other                                                                   2,601                  1,036
                                                                        -----------            -----------
                                                                             12,987                  9,395
                                                                        -----------            -----------
    Net Deferred Tax Assets                                             $     4,449            $     5,919
                                                                        ===========            ===========

           The Company believes that, based upon its consistent history of profitable operations, it is more likely than not that the net deferred tax assets generated through August 29, 1998 will be realized, primarily from the generation of future taxable income.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                                    For the Fiscal Years Ended
                                                                  ------------------------------------------------------------
                                                                   August 29, 1998        August 30, 1997      August 31, 1996
                                                                  -----------------       ---------------      ---------------
      U.S. Federal statutory rate                                            35.0%                 35.0%                35.0%
      State income taxes, net of Federal benefit                              4.5                   4.5                  4.5
      Income from "S" corporation period taxable to shareholders               -                     -                 (11.9)
      Subchapter "C" impact of SFAS No. 109                                    -                     -                 (11.7)
      All other, net                                                           -                     -                   0.4
                                                                           ------                ------                -----
      Effective income tax rate                                              39.5%                 39.5%                16.3%
                                                                           ======                ======                =====

8.     ACCRUED LIABILITIES:

           Accrued liabilities consist of the following:

                                                                   August 29, 1998         August 30, 1997
                                                                   ---------------         ---------------
      Accrued purchases                                             $     7,051             $    10,237
      Accrued payroll and bonus                                          17,354                  12,555
      Accrued fringe benefits                                             4,205                   1,681
      Accrued restructuring and relocation charges                       12,527                   4,949
      Accrued catalog                                                     3,374                   2,318
      Accrued other                                                      10,664                  10,257
                                                                    -----------             -----------
               Total accrued liabilities                            $    55,175             $    41,997
                                                                    ===========             ===========

9.     LONG-TERM NOTES PAYABLE:

           Long-term notes payable consist of the following:

                                                                   August 29, 1998         August 30, 1997
                                                                   ---------------         ---------------
      Revolving credit agreement (a)                                $        -              $        -
      Term notes payable (b)                                              3,230                   2,957
                                                                    -----------             -----------
                                                                          3,230                   2,957
      Less: Current portion                                                 800                     213
                                                                    -----------             -----------
                                                                    $     2,430             $     2,744
                                                                    ===========             ===========

           Maturities of notes payable are as follows:

          Fiscal Year
          -----------
          1999                                           $       800
          2000                                                   309
          2001                                                   291
          2002                                                   243
          2003                                                   251
          Thereafter                                           1,336
                                                         -----------
                                                         $     3,230
                                                         ===========

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

       (a) As of August 29, 1998, the Company had an unsecured revolving credit agreement with a bank, as agent for a group of banks, with no outstanding borrowings. The credit agreement provides for maximum borrowings of $80,000 expiring on May 31, 2001. During the term of the agreement, the Company can borrow at the bank's base rate (8.50% at August 29, 1998), bankers acceptance ("BA") rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. A facility fee of one-eighth of one percent (0.125%) per annum is payable on the unused portion of the credit. The agreement contains certain covenants including, but not limited to, restrictions related to indebtedness, net worth, capital expenditures and the payment of dividends. As of August 29, 1998, the Company was in compliance with all covenants.

       (b) The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and which bears interest at 3% per annum and is payable in monthly installments of approximately $20 through September 2011.

10.    CAPITAL STOCK TRANSACTIONS:

           MSC Industrial Direct Co., Inc. ("MSC" or the "Company") was incorporated in the State of New York on October 24, 1995 as a holding company for the purpose of (i) issuing 15,050 shares of Class A Common Stock in an initial public offering ("IPO") and (ii) issuing 48,000 shares of Class B Common Stock to the shareholders of Sid Tool Co., Inc. (the "Operating Subsidiary") in exchange for their then outstanding 30 shares of common stock of the Operating Subsidiary immediately prior to the effective date of MSC's IPO.

       Common Stock Offerings

           On December 20, 1995, the Company consummated the IPO relating to the offer and sale of 16,100 shares of Class A Common Stock, 15,050 of which shares were offered by the Company and 1,050 of which shares were offered by a principal shareholder of the Company, at a price of $9.50 per share. The 1,050 shares offered and sold by a principal shareholder were converted to Class A Common Stock from previously issued Class B Common Stock. Net proceeds received by the Company were approximately $132,600. As a result of the IPO, the Operating Subsidiary no longer qualified as a subchapter "S" corporation, and became subject to subchapter "C" corporation taxation. Prior to the offering, the Operating Subsidiary declared an "S" corporation dividend to the then existing shareholders in the aggregate amount of approximately $63,000, which amount was equal to substantially all previously taxed, undistributed "S" corporation earnings. The Operating Subsidiary paid the "S" corporation dividend by delivery to the then existing shareholders of promissory notes in the principal amount of such dividends, which notes were repaid with a portion of the net proceeds from the offering. The provision for income taxes for the year ended August 31, 1996 reflects "S" corporation taxation through the date of the public offering, and "C" corporation taxation thereafter (Note 2).

           In September 1996, the Company completed a common stock offering of 13,000 shares of Class A Common Stock, of which 4,000 shares were sold by the Company and 9,000 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. This offering generated net proceeds to the Company of approximately $64,446, which were used primarily to repay certain debt and to finance acquisitions. The supplemental effect of the repayment of debt was not material to the Company's fiscal 1997 results of operations.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           In July 1997, the Company completed a secondary offering of 3,566 shares of Class A Common Stock, of which 116 shares were sold by existing shareholders from Class A Common Stock already held by those shareholders and 3,450 shares were converted from Class B to Class A Common Stock and sold by existing shareholders. The Company did not receive any of the proceeds from this offering.

       Stock Split

           On April 6, 1998, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, that was distributed on May 22, 1998 to shareholders of record on April 24, 1998. All share and per share data included in the accompanying financial statements have been restated to reflect this stock split for all periods presented.

       Treasury Stock Purchases

           During fiscal 1998 and 1997, the Company repurchased 147 and 28 shares of its Class A Common Stock for $3,200 and $499, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

           During fiscal 1998, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to 3,000 shares of the Company's common stock. The repurchase program took effect immediately and is authorized to continue for at least one year. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of August 29, 1998, the Company had repurchased 130 shares for a cash purchase price of $2,812 (included in the 147 shares of treasury stock described above). Subsequent to August 29, 1998, the Company has purchased an additional 897 shares of treasury stock for $17,314.

11.    EMPLOYEE BENEFIT PLANS:

       Sid Tool Savings Plan

           The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all employees who have completed at least one month of service with the Company. For fiscal 1998, 1997 and 1996, the Company contributed $1,172, $1,233 and $216, respectively, to the Sid Tool Savings Plan. Company contributions are discretionary.

       Stock Option Plan

           In connection with the IPO, the Company adopted the MSC Industrial Direct Co., Inc. 1995 Stock Option Plan, pursuant to which options to purchase 4,000 shares of Class A common stock may be granted. Options may be granted to key employees, directors and consultants over terms not to exceed ten years and they generally vest ratably over 5 years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           A summary of the status of the Company's stock option plan at August 29, 1998, August 30, 1997 and August 31, 1996 and changes during the years then ended is presented in the table and narrative below:

                                                           1998                     1997                      1996
                                                 ------------------------  -----------------------  ----------------------
                                                              Weighted                   Weighted                 Weighted
                                                               Average                   Average                   Average
                                                              Exercise                   Exercise                 Exercise
                                                  Shares        Price        Shares       Price       Shares        Price
                                                --------      --------     --------      --------    --------     --------
    Outstanding - beginning of year                2,178         $12.25       1,512        $10.18         -        $    -
         Granted                                   1,149          19.41         852         15.45       1,706        10.27
         Exercised                                  (135)         11.26        (148)        10.15         -             -
         Cancelled/forfeited                        (162)         13.86         (38)         9.97        (194)       11.00
                                                --------                   --------                  --------
     Outstanding - end of year                     3,030          15.20       2,178         12.25       1,512        10.18
                                                ========                   ========                  ========
     Exercisable - end of year                       588          12.34         186         10.77         -
                                                ========                   ========                  ========
     Weighted average fair value of options
       granted                                  $  19.70                   $  16.39                  $  10.46
                                                ========                   ========                  ========

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              1998           1997         1996
                                              ----           ----         ----

        Expected life (years)                  7.5           7.5           7.5
        Risk-free interest rate                4.4%          6.86%         5.9%
        Volatility                            38.0%         35.0%         35.0%
        Dividend yield                         0.0%          0.0%          0.0%

           The following table summarizes information about stock options outstanding at August 29, 1998:


                              Number of Options      Weighted Average        Weighted       Number of Options       Weighted
                               Outstanding at           Remaining            Average         Exercisable at          Average
Range of Exercise Prices       August 29, 1998       Contractual Life     Exercise Price     August 29, 1998     Exercise Price
------------------------      -----------------      ----------------     --------------    -----------------    --------------
$     9.50 -   $  14.25              1,021                 7.3                $ 9.94                366               $ 9.85
     14.26 -      21.39              1,934                 8.9                 17.57                222                16.43
     21.40 -      28.06                 75                 9.6                 26.98                 -                    -
                                     -----                 ---                ------                ---               ------
                                     3,030                 8.4                $15.20                588               $12.34
                                     =====                 ===                ======                ===               ======

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

           The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                                           1998           1997             1996
                                                                           ----           ----             ----
          Net income:                           As reported (a)        $   47,335      $   36,017       $   20,591
                                                Pro forma                  41,924          33,805           19,446

          Net income per share - basic          As reported (a)        $     .70       $      .53       $     .35
                                                Pro forma                    .62              .50             .33

          Net income per share - diluted        As reported (a)        $     .69       $      .53             .35
                                                Pro forma                    .61              .50             .33

       (a) As reported net income and net income per share amounts for fiscal 1996 are pro forma (Note 3).

           The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

       Restricted Stock Plan

           The Company also adopted the Restricted Stock Plan in fiscal 1996, whereby the Company awarded 314 shares of Class A Common Stock to various employees. Employees vest in their ownership of these shares at the end of five years, prior to which such shares are forfeited upon the departure of the employees. The value of these shares at the grant date ($2,981) is included as a separate component of shareholders' equity, and the related compensation charge is being recorded ratably over the five year vesting period.

                                                             1998          1997         1996
                                                             ----          ----         ----
        Outstanding - beginning of year                      256           312            -
             Granted                                           -             -          314
             Exercised                                       (88)          (28)           -
             Canceled/forfeited                               (6)          (28)          (2)
                                                             ---           ---        -----
        Outstanding - end of year                            162           256          312
                                                             ===           ===        =====
        Exercisable - end of year                             33            58            -
                                                             ===           ===        =====
        Weighted average market value on grant date           -             -         $9.50
                                                             ===           ===        =====

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

12.    COMMITMENTS AND CONTINGENCIES:

       Leases

           The operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. At August 29, 1998, approximate minimum annual rentals on such leases are as follows:

                                     Total (Including
                                      Related Party             Related Party
         Fiscal Year                   Commitments)              Commitments
         -----------                 ----------------           -------------

         1999                          $     4,361               $     1,606
         2000                                3,238                     1,401
         2001                                2,630                     1,354
         2002                                1,877                     1,354
         2003                                1,594                     1,349
         Thereafter                          8,869                     8,587

           Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 1998, 1997 and 1996 was approximately $4,795, $4,672 and $3,290 respectively, including approximately $1,702, $2,053, and $2,519, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

           The Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2003. At August 29, 1998, approximate minimum annual rentals on such leases are as follows:

        Fiscal Year
        -----------

        1999                        $    1,164
        2000                               335
        2001                               155
        2002                                 3
        2003                                 2

       Guarantees

           As of August 29, 1998, the Company was a guarantor on loans made to affiliated real estate companies aggregating approximately $1,390.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                   (CONTINUED)

       Self-Insurance

           The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $200 per participant during a September 1 plan year. Benefits paid in excess of $200 are reimbursed to the plan under the Company's stop loss policy. In addition, the Company also has an aggregate stop loss policy whereby the Company's liability for total claims submitted cannot exceed a pre-determined dollar factor based upon, among other things, past years' claims experience, actual claims paid and monthly accumulated aggregate deductibles. Group health insurance expense for fiscal 1998, 1997 and 1996 was approximately $7,003, $5,200 and $4,100, respectively.

       Employment Agreements

           The Company has entered into employment and consulting agreements with various of the Company's officers and with the selling shareholders of acquired businesses (Note 4). The future minimum commitments under these agreements are as follows:

                                            Number of           Aggregate
                  Fiscal Year              Individuals        Annual Amount
                  -----------              -----------        -------------

                     1999                       20              $   2,207
                     2000                       15                  1,633
                     2001                        7                  1,147
                     2002                        5                  1,095
                     2003                        5                    908
                  Thereafter                     4                    575

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

         None.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 1999 (the "1998 Proxy Statement"), which is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1998 Proxy Statement, which is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 29, 1998.

         Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 23 herein.

         a.       Exhibits
                  --------

    Exhibit      Description
      No.        -----------
   --------
    *3.01        Certificate of Incorporation of Registrant.
    *3.02        By-laws of Registrant.
    *4.01        Specimen Class A Common Stock Certificate.
   *10.01        Registrant's 1995 Stock Option Plan.
    10.02        Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual
                 Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).
   *10.03        Employment Agreement, dated as of January 2, 1994, between
                 Registrant and Sidney Jacobson, as amended on October 31, 1995.
   *10.04        Employment Agreement, dated as of August 1, 1994, between
                 Registrant and Mitchell Jacobson.
   *10.05        Amended and Restated Credit Agreement, dated as of April 27,
                 1995, between the Registrant and the banks named therein, as amended as of August 25, 1995.
    21.01        List of Subsidiaries
    23.01        Consent of Arthur Andersen LLP
    27.01        Financial Data Schedule

------------------------------

*Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

         b.       Financial Statement Schedules
                  -----------------------------

                  For the three fiscal years ended August 29, 1998


                                                                                      Page
                                                                                      ----
                  Report of Independent Public Accountants on Schedule II .............S-1
                  Schedule II - Valuation and Qualifying Accounts .....................S-2

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

MSC INDUSTRIAL DIRECT CO., INC.

Dated:  November 12, 1998    By: /s/ Mitchell Jacobson
                                 -----------------------------------------------
                                 Mitchell Jacobson
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                      Title                                   Date
              ---------                                      -----                                   ----
/s/ Mitchell Jacobson                   Chairman of the Board of Directors, President,        November 12, 1998
--------------------------------------  Chief Executive Officer and Director
Mitchell Jacobson


/s/ Sidney Jacobson                     Vice-Chairman of the Board of Directors               November 12, 1998
---------------------------------------
Sidney Jacobson


/s/ Shelley Boxer                       Vice President, Chief Financial Officer,              November 12, 1998
--------------------------------------- Principal Accounting Officer and Director
Shelley Boxer


/s/ James Schroeder                     Senior Vice President-Logistics and Director          November 12, 1998
--------------------------------------
James Schroeder


/s/ Denis Kelly                         Director                                              November 13, 1998
---------------------------------------
Denis Kelly


/s/ Raymond Langton                     Director                                              November 16, 1998
---------------------------------------
Raymond Langton


/s/ Roger Fradin                        Director                                              November 16, 1998
---------------------------------------
Roger Fradin

                                       46

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II




To MSC Industrial Direct Co., Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 30, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen LLP




Melville, New York
October 30, 1998

                                                               SCHEDULE II


                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                     Balance at      Charged to      Charged to
                                                     Beginning       Costs and         Other                          Balance at
                                                      of Year         Expenses        Accounts        Deductions      End of Year
                                                     ----------      ----------      ----------       ----------      -----------
For the fiscal year ended August 31, 1996
   Allowance for doubtful accounts                     $   877          $1,019           $235(a)           $812           $1,319
                                                       =======          ======           ====              ====           ======


For the fiscal year ended August 30, 1997
   Allowance for doubtful accounts                      $1,319          $1,127           $542(a)           $958           $2,030
                                                        ======          ======           ====              ====           ======


For the fiscal year ended August 29, 1998
   Allowance for doubtful accounts                      $2,030          $1,523           $926(a)           $762           $3,717
                                                        ======          ======           ====              ====           ======

(a)      Comprised of valuation accounts of acquired entities