Form 10-Q
period 1998-11-28
MSC INDUSTRIAL DIRECT CO INC
filed 1999-01-12
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   Commission file number: 1-14130
November 28, 1998

                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)

        New York                                          11-3289165
(State of incorporation)                       (IRS Employer Identification No.)

                                 75 Maxess Road
                               Melville, NY 11747
          (Address of principal executive offices, including zip code)

                                 (516) 812-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|         No |_|

As of January 8, 1999, the registrant had 33,792,023 shares of Class A common stock, par value $0.001 per share, and 34,138,778 shares of Class B common stock, par value $0.001 per share, outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
         November 28, 1998 and August 29, 1998                                3

         Consolidated Statements of Income -
         Thirteen weeks ended November 28, 1998 and November 29, 1997         4

         Consolidated Statement of Shareholders' Equity -
         Thirteen weeks ended November 28, 1998                               5

         Consolidated Statements of Cash Flows -
         Thirteen weeks ended November 28,1998 and November 29, 1997          6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                                                                                       November 28,   August 29,
                                                                                           1998          1998
                                                                                           ----          ----
(in thousands, except share data)                                                       (unaudited)
                                        ASSETS
Current Assets:
     Cash and cash equivalents                                                           $   3,326    $   8,630
     Accounts receivable, net of allowance for doubtful
         accounts of $4,532 and $3,717, respectively                                        83,287       72,940
       Inventories                                                                         165,132      158,050
       Due from officers, employees and affiliated companies                                   625          659
       Prepaid expenses and other current assets                                             2,606        2,865
       Deferred income tax assets                                                           11,025       11,251
                                                                                         ---------    ---------
           Total current assets                                                            266,001      254,395
                                                                                         ---------    ---------
Property, plant and equipment, net                                                          89,425       77,493
                                                                                         ---------    ---------
Other Assets:
     Goodwill                                                                               62,196       58,574
     Other                                                                                   9,205       11,240
                                                                                         ---------    ---------
                                                                                            71,401       69,814
                                                                                         ---------    ---------
                                                                                         $ 426,827    $ 401,702
                                                                                         =========    =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $  20,242    $  14,670
     Accrued liabilities                                                                    57,327       55,175
     Current portion of notes payable                                                          618          800
                                                                                         ---------    ---------
           Total current liabilities                                                        78,187       70,645
Long-term notes payable                                                                     27,465        2,430
Other long-term liabilities                                                                     46           46
Deferred income tax liabilities                                                              6,063        6,802
                                                                                         ---------    ---------
           Total liabilities                                                               111,761       79,923
                                                                                         ---------    ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding           --           --
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 33,709,614 and 33,683,407 shares issued, 32,537,614 and 33,508,407 shares
         outstanding, respectively                                                              34           33
     Class B common stock; $0.001 par value; 50,000,000 shares authorized; 34,138,778
         and 34,142,028 shares, respectively, issued and outstanding                            34           34
     Additional paid-in capital                                                            214,243      213,783
     Retained earnings                                                                     124,894      112,834
     Treasury stock, at cost; 1,172,000 and 175,000 shares
         of Class A common stock held                                                      (23,038)      (3,699)
     Deferred stock compensation                                                            (1,101)      (1,206)
                                                                                         ---------    ---------
           Total shareholders' equity                                                      315,066      321,779
                                                                                         ---------    ---------
                                                                                         $ 426,827    $ 401,702
                                                                                         =========    =========

       The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.

                        Consolidated Statements of Income
                                   (unaudited)

                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                                  November 28,   November 29,
(in thousands, except per share data)                                 1998           1997
                                                                   ---------      ---------
Net sales                                                          $ 155,451      $ 135,609

Cost of goods sold                                                    91,690         80,270
                                                                   ---------      ---------
       Gross profit                                                   63,761         55,339

Operating expenses                                                    43,920         40,083
                                                                   ---------      ---------
       Income from operations                                         19,841         15,256
                                                                   ---------      ---------
Other Income (Expense):

    Interest income                                                       25            253

    Interest expense                                                     (89)           (23)

    Other income, net                                                    158            214
                                                                   ---------      ---------
                                                                          94            444
                                                                   ---------      ---------
       Income before provision for income taxes                       19,935         15,700

Provision for income taxes                                             7,875          6,200
                                                                   ---------      ---------
       Net income                                                  $  12,060      $   9,500
                                                                   =========      =========
Per Share Information (Note 2):
   Net income per common share:

    Basic                                                          $    0.18      $    0.14
                                                                   =========      =========
    Diluted                                                        $    0.18      $    0.14
                                                                   =========      =========
   Common shares used in computing per share amounts (Note 2):
    Basic                                                             67,112         67,700
                                                                   =========      =========
    Diluted                                                           68,531         68,762
                                                                   =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                           Class A                         Class B
(in thousands)                                           Common Stock                    Common Stock             Additional
                                                 ---------------------------     ----------------------------       Paid-In
                                                    Shares         Amount           Shares          Amount          Capital
                                                 -----------     -----------     -----------      -----------     -----------
Thirteen weeks ended November 28, 1998:

Balance, August 29, 1998                              33,683     $        33          34,142      $        34     $   213,783

Exchange of Class B common stock for Class A
   common stock                                            3               1              (3)              --              --

Purchase of treasury stock                                --              --              --               --              --

Exercise of common stock options, including
related tax benefits                                      24              --              --               --             460

Net income                                                --              --              --               --              --

Amortization of deferred stock compensation               --              --              --               --              --
                                                 -----------     -----------     -----------      -----------     -----------
Balance, November 28, 1998                            33,710     $        34          34,139      $        34     $   214,243
                                                 ===========     ===========     ===========      ===========     ===========


                                                                         Treasury Stock            Deferred
                                                   Retained      -----------------------------       Stock
                                                   Earnings        Shares       Amount at Cost    Compensation        Total
                                                 -----------     -----------    --------------    ------------     -----------
Thirteen weeks ended November 28, 1998:

Balance, August 29, 1998                         $   112,834             175     $    (3,699)     $    (1,206)     $   321,779

Exchange of Class B common stock for Class A
   common stock                                           --              --              --               --                1

Purchase of treasury stock                                --             997         (19,339)              --          (19,339)

Exercise of common stock options, including
related tax benefits                                      --              --              --               --              460

Net income                                            12,060              --              --               --           12,060

Amortization of deferred stock compensation               --              --              --              105              105
                                                 -----------     -----------     -----------      -----------      -----------
Balance, November 28, 1998                       $   124,894           1,172     $   (23,038)     $    (1,101)     $   315,066
                                                 ===========     ===========     ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                                Thirteen Weeks Ended
                                                                          ----------------------------
                                                                          November 28,     November 29,
                                                                             1998             1997
                                                                          -----------      -----------
Cash Flows from Operating Activities:

Net income                                                                $    12,060      $     9,500
                                                                          -----------      -----------
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                              2,081            1,584
     Amortization of deferred stock compensation                                  105              150
     Provision for doubtful accounts                                              729              690
     Deferred income taxes                                                       (513)             927

     Changes in operating assets and liabilities, net of effect from acquisitions:

         Accounts receivable                                                   (9,361)         (10,789)
         Inventories                                                           (5,812)           1,805
         Prepaid expenses and other current assets                                283             (379)
         Other assets                                                           2,035              323
         Accounts payable and accrued liabilities                               9,308            9,363
         Other long-term liabilities                                               --              (58)
                                                                          -----------      -----------
                                                                               (1,145)           3,616
                                                                          -----------      -----------
              Net cash provided by operating activities                        10,915           13,116
                                                                          -----------      -----------
Cash Flows from Investing Activities:

   Expenditures for property, plant and equipment                             (13,324)         (10,635)
   Cash paid for acquisitions, net of cash acquired                            (6,000)              --
                                                                          -----------      -----------
              Net cash used in investing activities                           (19,324)         (10,635)
                                                                          -----------      -----------
Cash Flows from Financing Activities:

   Purchase of treasury stock                                                 (22,150)              --
   Net proceeds from exercise of common stock options                             368              133
   Net borrowings (repayments of) notes payable                                24,853              (55)
   Net advances to affiliates                                                      34               87
                                                                          -----------      -----------
              Net cash provided by financing activities                         3,105              165
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents                           (5,304)           2,646

Cash and cash equivalents - beginning of period                                 8,630           13,418
                                                                          -----------      ===========

Cash and cash equivalents - end of period                                 $     3,326      $    16,064
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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in MSC's annual report on Form 10-K for the year ended August 29, 1998. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      The Company's fiscal year ends on the Saturday nearest August 31 of each year.

2. Effective December 1997, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires the Company to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the diluted effect of common stock equivalents using the treasury stock method.

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                Thirteen Weeks Ended
                                            ---------------------------
                                            November 28,    November 29,
                                                1998            1997
                                            ---------------------------
Net income for EPS
   Computation                                   12,060     $     9,500
                                            ===========     ===========
Basic EPS:
    Weighted average
    common shares                                67,112          67,700
                                            ===========     ===========
Basic EPS                                   $      0.18     $      0.14
                                            ===========     ===========
Diluted EPS:
    Weighted average
    common shares                                67,112          67,700

    Shares issuable from
    assumed conversion of
    common stock equivalents                      1,419           1,062
                                            -----------     -----------
    Weighted average common
    shares and common stock equivalents          68,531          68,762
                                            ===========     ===========
Diluted EPS                                 $      0.18     $      0.14
                                            ===========     ===========

3. On April 6, 1998, the Company declared a two-for-one stock split, in the form of a stock dividend, which was distributed on May 22, 1998 to shareholders of record as of April 24, 1998. All information contained in the accompanying consolidated financial statements has been retroactively restated to give effect to this stock split for all periods presented.

4. The Company early-adopted the American Institute of Certified Public Accountants' SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," for the quarter ended November 28, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The effect of adopting this standard was not material on the results of operations or the Company's consolidated financial statements.

5. The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" for the quarter ended November 28, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The effect of adopting this standard was not material on the results of operations or the Company's consolidated financial statements.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company periodically engages in certain international transactions, it does not presently make material use of derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors (including changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, availability of acquisition opportunities, etc.), that could cause the actual results to differ materially from those contemplated by the statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Overview

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary") which has conducted business since 1941. MSC and its subsidiaries, including the Operating Subsidiary, are hereinafter referred to collectively as the "Company."

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,459 page master catalog offers approximately 372,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's three distribution centers and 104 customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of Operations -
Thirteen weeks ended November 28, 1998 and November 29, 1997

Net sales increased by $19.9 million, or 14.7%, to $155.5 million in the first quarter of fiscal 1999 from $135.6 million in the first quarter of fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $8.5 million, or 15.4%, to $63.8 million in the first quarter of fiscal 1999 from $55.3 million in the first quarter of fiscal 1998. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit increased slightly from 40.8% to 41.0%. The Company's gross profit as a percentage of sales from its core business remained constant.

Operating expenses increased by $3.8 million, or 9.5%, to $43.9 million in the first quarter of fiscal 1999 from $40.1 million in the first quarter of fiscal 1998. As a percentage of sales, operating expenses decreased from 29.6% to 28.3%. The decrease was primarily the result of improved operating efficiencies and the distribution of fixed expenses over a larger revenue base.

Income from operations increased by $4.5 million, or 29.4%, to $19.8 million in the first quarter of fiscal 1999 from $15.3 million in the first quarter of fiscal 1998. The increase was primarily attributable to increased sales and gross profit, offset by an increase in operating expenses.

Net income increased by $2.6 million, or 27.4%, to $12.1 million in the first quarter of fiscal 1999 from $9.5 million in the first quarter of fiscal 1998. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses and income taxes.

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

Net cash provided by operating activities for the 13 week periods ended November 28, 1998 and November 29, 1997 was $10.9 million and $13.1 million, respectively. The decrease in net cash provided by operations resulted from purchases of inventory related to the introduction of new products, offset in part by higher net income.

Net cash used in investing activities for the 13 week periods ended November 28, 1998 and November 29, 1997 was $19.3 million and $10.6 million, respectively. The net usage of cash in the first three months of fiscal 1999 was primarily attributable to cash paid for construction of the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for an acquisition. The net usage of cash in the first three months of fiscal 1998 was primarily attributable to cash paid for the purchase of a building in Long Island, New York which began serving as the new corporate headquarters in fiscal 1999.

Net cash provided by financing activities was $3.1 million and $165,000 for the 13 week periods ended November 28, 1998 and November 29, 1997, respectively. The change of approximately $2.9 million is primarily attributable to the proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock.

During the 13 week period ended November 28, 1998, the Company purchased in the open market approximately 997,000 shares of its Class A common stock at an average price of $19.40 per share for an aggregate purchase price of approximately $19,339,000.

The Company has an aggressive growth strategy that has involved, and is expected to continue to involve, the acquisition of companies in similar lines of business. The Company anticipates that its cash flow from operations and revolving credit facility will be adequate to support its strategic acquisition plan in the near future.

Year 2000 Compliance Plan

      Year 2000 Problem. The Year 2000 problem arises from the historic use of only two digits (rather than four) for the designation of a year in date information within computer programs. If not corrected, any of the Company's equipment or software programs that perform time sensitive calculations may incorrectly identify the year `00' as 1900 instead of 2000 or not recognize it at all. This could result in miscalculations or a major failure of certain systems. MSC may also be vulnerable to the Year 2000 problems of its customers, suppliers and service vendors and of other companies with which MSC conducts business (e.g., utility companies, shippers and telecommunications companies).

      State of Readiness. During calendar year 1997 and 1998, MSC developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that its business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

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

      2. Ensuring compliance of peripheral third party systems. MSC uses a number of third party package systems to supplement its internally developed programs. Major systems in this area are its Financial and Inventory Replenishment systems. The Company's Financial systems are being replaced with a new package, with a scheduled implementation date of May 1999. Two of MSC's subsidiaries are already running on this software. The Inventory Replenishment system has been tested and appears to be Year 2000 compliant. All of the Company's material hardware, including its AS/400 computers, telephone systems, networks, PCs, security systems and time clocks at all MSC locations have been tested as Year 2000 compliant.

      3. Ensuring Year 2000 compliance by external companies that conduct business with the Company. The Company has contacted most of its major customers, suppliers and vendors to inquire about Year 2000 compliance. The Company has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. For those business partners with which the

            Company currently conducts business electronically, the Company will be conducting tests to determine Year 2000 compliance in 1999.

      4. Implementing standards and conducting testing in an effort to ensure that the Company's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

      Cost of Compliance. MSC believes that the total cost of its Year 2000 compliance plan will be approximately $900,000, not including the replacement of the Financial system. These costs are expensed as incurred and, to date, the Company has incurred $545,000 of such expenses. The Financial systems replacement is a separate project which is estimated to cost approximately $4,000,000 and will be capitalized.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

            27 Financial data schedule for the quarter ended November 28, 1998.

      Reports on Form 8-K:

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MSC INDUSTRIAL DIRECT CO., INC.
                                                   (Registrant)


Dated:    January 11, 1999       By:          /s/ Mitchell Jacobson
      -------------------------     --------------------------------------------
                                       President and Chief Executive Officer


Dated:    January 11, 1999       By:           /s/ Shelley M. Boxer
      -------------------------     --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)