Form 10-Q
period 1999-02-27
MSC INDUSTRIAL DIRECT CO INC
filed 1999-04-01
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 1999    Commission File No.: 1-14130

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

                                 Yes |X| No |_|

As of March 30, 1999, the registrant had 33,861,547 shares of Class A common stock, par value $0.001 per share, and 34,138,778 shares of Class B common stock, par value $0.001 per share, outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                       INDEX

PART I.    FINANCIAL INFORMATION                                            Page

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
           February 27, 1999 and August 29, 1998                               3

           Consolidated Statements of Income
           Thirteen and twenty-six weeks ended February 27, 1999 and
           February 28, 1998                                                   4

           Consolidated Statement of Shareholders' Equity
           Twenty-six weeks ended February 27, 1999                            5

           Consolidated Statements of Cash Flows
           Twenty-six weeks ended February 27, 1999 and February 28, 1998      6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 6.    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                                                                                        February 27,  August 29,
                                                                                           1999          1998
                                                                                           ----          ----
(in thousands, except share data)                                                       (unaudited)   (audited)
                                         ASSETS
Current Assets:
     Cash and cash equivalents                                                           $   4,553    $   8,630
     Accounts receivable, net of allowance for doubtful
         accounts of  $4,727 and $3,717, respectively                                       85,522       72,940
     Inventories                                                                           183,741      158,050
     Due from officers, employees and affiliated companies                                     556          659
     Prepaid expenses and other current assets                                               2,868        2,865
     Current deferred income tax assets                                                      9,997       11,251
                                                                                         ---------    ---------
                Total current assets                                                       287,237      254,395
                                                                                         ---------    ---------
Property, plant and equipment, net                                                         100,634       77,493
                                                                                         ---------    ---------
Other Assets:
     Goodwill                                                                               65,189       58,574
     Other                                                                                   7,423       11,240
                                                                                         ---------    ---------
                                                                                            72,612       69,814
                                                                                         ---------    ---------
                                                                                         $ 460,483    $ 401,702
                                                                                         =========    =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $  19,451    $  14,670
     Accrued liabilities                                                                    49,484       55,175
     Current portion of long-term notes payable                                                517          800
                                                                                         ---------    ---------
              Total current liabilities                                                     69,452       70,645
Long-term notes payable                                                                     52,292        2,430
Other long-term liabilities                                                                     46           46
Deferred income tax liabilities                                                              6,496        6,802
                                                                                         ---------    ---------
              Total liabilities                                                            128,286       79,923
                                                                                         ---------    ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding           --           --
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 33,857,035 and 33,683,407  shares issued, 32,685,035 and 33,508,407 shares outstanding,
         respectively                                                                           34           33
     Class B common stock; $0.001 par value; 50,000,000 shares authorized; 34,138,778
         and 34,142,028 shares, respectively, issued and outstanding                            34           34
     Additional paid-in capital                                                            216,108      213,783
     Retained earnings                                                                     140,055      112,834
     Treasury stock, at cost; 1,172,000 and 175,000 shares
             of Class A common stock held                                                  (23,038)      (3,699)
     Deferred stock compensation                                                              (996)      (1,206)
                                                                                         ---------    ---------
              Total shareholders' equity                                                   332,197      321,779
                                                                                         ---------    ---------
                                                                                         $ 460,483    $ 401,702
                                                                                         =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                            Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                         -------------------------      ---------------------------
                                         February 27,    February 28,   February 27,   February 28,
(in thousands, except per share data)        1999           1998           1999           1998
                                          ---------      ---------      ---------      ---------
Net sales                                 $ 160,518      $ 142,520      $ 315,969      $ 278,129

Cost of goods sold                           94,361         84,335        186,051        164,605
                                          ---------      ---------      ---------      ---------

       Gross profit                          66,157         58,185        129,918        113,524

Operating expenses                           40,681         39,342         84,601         79,425
                                          ---------      ---------      ---------      ---------

       Income from operations                25,476         18,843         45,317         34,099
                                          ---------      ---------      ---------      ---------

Other Income (Expense):

    Interest income                              33            249             58            502

    Interest expense                           (613)           (21)          (702)           (44)

    Other income, net                           164            205            322            419
                                          ---------      ---------      ---------      ---------

                                               (416)           433           (322)           877
                                          ---------      ---------      ---------      ---------

       Income before provision
       for income taxes                      25,060         19,276         44,995         34,976

Provision for income taxes                    9,899          7,614         17,774         13,814
                                          ---------      ---------      ---------      ---------

       Net income                         $  15,161      $  11,662      $  27,221      $  21,162
                                          =========      =========      =========      =========

Per Share Information (Note 2):
  Net income per common share:

    Basic                                 $    0.23      $    0.17      $    0.41      $    0.31
                                          =========      =========      =========      =========

    Diluted                               $    0.22      $    0.17      $    0.40      $    0.31
                                          =========      =========      =========      =========

Common shares used in computing
per share amounts (Note 2):
    Basic                                    66,751         67,736         66,930         67,720
                                          =========      =========      =========      =========

    Diluted                                  69,026         68,820         68,899         68,788
                                          =========      =========      =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                       Class A                  Class B
                                                     Common Stock            Common Stock       Additional
(in thousands)                                 ---------------------   ----------------------    Paid-In     Retained
                                                  Shares     Amount       Shares      Amount     Capital     Earnings
Twenty-six weeks ended February 27, 1999:

Balance, August 29, 1998                          33,683   $      33      34,142    $      34   $ 213,783   $ 112,834

Exchange of Class B common stock for Class A
   common stock                                        3           1          (3)          --          --          --

Purchase of treasury stock                            --          --          --           --          --          --

Exercise of common stock options, including
related tax benefits                                 171          --          --           --       2,325          --

Net income                                            --          --          --           --          --      27,221

Amortization of deferred stock compensation           --          --          --           --          --          --

Balance, February 27, 1999                        33,857   $      34      34,139    $      34   $ 216,108   $ 140,055
                                               =========   =========   =========    =========   =========   =========

                                                 Treasury Stock
                                               -------------------    Deferred
(in thousands)                                           Amount at     Stock
                                               Shares      Cost     Compensation    Total
Twenty-six weeks ended February 27, 1999:

Balance, August 29, 1998                          175   $  (3,699)   $  (1,206)   $ 321,779

Exchange of Class B common stock for Class A
   common stock                                    --          --           --            1

Purchase of treasury stock                        997     (19,339)          --      (19,339)

Exercise of common stock options, including
related tax benefits                               --          --           --        2,325

Net income                                         --          --           --       27,221

Amortization of deferred stock compensation        --          --          210          210

Balance, February 27, 1999                      1,172   $ (23,038)   $    (996)   $ 332,197
                                            =========   =========    =========    =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                      Twenty-Six Weeks Ended
                                                                  ---------------------------
                                                                  February 27,   February 28,
                                                                      1999          1998
                                                                    --------      --------
Cash Flows from Operating Activities:

Net income                                                          $ 27,221      $ 21,162
                                                                    --------      --------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

     Depreciation and amortization                                     4,459         3,388
     Amortization of deferred stock compensation                         210           270
     Provision for doubtful accounts                                   1,335           971
     Deferred income taxes                                               947          (547)

     Changes in operating assets and liabilities, net of effect from acquisitions:

         Accounts receivable                                         (10,241)      (15,067)
         Inventories                                                 (21,528)        7,848
         Prepaid expenses and other current assets                       239            85
         Other assets                                                  3,817         1,432
         Accounts payable and accrued liabilities                     (1,156)        3,490
         Other long-term liabilities                                      --           (66)
                                                                    --------      --------

                                                                     (21,918)        1,804
                                                                    --------      --------

              Net cash provided by operating activities                5,303        22,966
                                                                    --------      --------

Cash Flows from Investing Activities:
   Expenditures for property, plant and equipment                    (25,983)      (14,814)
   Cash paid for acquisitions, net of cash acquired                  (12,882)           --
                                                                    --------      --------

              Net cash used in investing activities                  (38,865)      (14,814)
                                                                    --------      --------

Cash Flows from Financing Activities:

   Purchase of treasury stock                                        (22,150)         (388)
   Net proceeds from exercise of common stock options                  1,953           399
   Net proceeds from (repayments of) notes payable                    49,579          (158)
   Net repayments from (advances to) affiliates                          103        (1,190)
                                                                    --------      --------

              Net cash provided by (used in) financing activities     29,485        (1,337)
                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents                  (4,077)        6,815

Cash and cash equivalents - beginning of period                        8,630        13,418
                                                                    --------      --------

Cash and cash equivalents - end of period                           $  4,553      $ 20,233
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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended August 29, 1998. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                    Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                 --------------------------  --------------------------
                                 February 27,  February 28,  February 27,  February 28,
                                     1999          1998         1999          1998
                                 ------------  ------------  ------------  ------------
Net income for EPS
   computation                     $15,161       $11,662       $27,221       $21,162
                                   =======       =======       =======       =======

Basic EPS:
    Weighted average
    common shares                   66,751        67,736        66,930        67,720
                                   =======       =======       =======       =======

Basic EPS                          $  0.23       $  0.17       $  0.41       $  0.31
                                   =======       =======       =======       =======

Diluted EPS:
Weighted average
common shares                       66,751        67,736        66,930        67,720

Shares issuable from
assumed conversion of
common stock equivalents             2,275         1,084         1,969         1,068
                                   =======       =======       =======       =======

Weighted average common
and common equivalent shares        69,026        68,820        68,899        68,788
                                   =======       =======       =======       =======

Diluted EPS                        $  0.22       $  0.17       $  0.40       $  0.31
                                   =======       =======       =======       =======

3. On April 6, 1998, the Company declared a two-for-one stock split in the form of a stock dividend, which was distributed on May 22, 1998 to shareholders of record as of April 24, 1998. All information contained in the accompanying consolidated financial statements has been retroactively restated to give effect to this stock split for all periods presented.

4. In the first quarter of fiscal 1999, the Company early-adopted the American Institute of Certified Public Accountants' SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The effect of adopting this standard was not material on the results of operations or the Company's consolidated financial statements.

5. In the first quarter of fiscal 1999, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards
      (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The effect of adopting this standard was not material on the Company's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates and availability of acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

Overview

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 as a holding company to hold all of the outstanding capital stock of Sid Tool Co., Inc. (the "Operating Subsidiary"), which has conducted business since 1941. MSC and its subsidiaries, including the Operating Subsidiary, are hereinafter referred to collectively as the "Company."

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,459 page master catalog offers approximately 372,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's three distribution centers and 105 customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of Operations -
Thirteen weeks ended February 27, 1999  and February 28, 1998

Net sales increased by $18.0 million, or 12.6%, to $160.5 million in the second quarter of fiscal 1999 from $142.5 million in the second quarter of fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $8.0 million, or 13.7%, to $66.2 million in the second quarter of fiscal 1999 from $58.2 million in the second quarter of fiscal 1998. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit increased slightly from 40.8% to 41.2%. The increase resulted primarily from the mix of products being sold.

Operating expenses increased by $1.4 million, or 3.6%, to $40.7 million in the second quarter of fiscal 1999 from $39.3 million in the second quarter of fiscal 1998. As a percentage of sales, operating expenses decreased from 27.6% to 25.3%. The decrease in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base and continued emphasis on cost control during the second quarter of fiscal 1999.

Income from operations increased by $6.7 million, or 35.6%, to $25.5 million in the second quarter of fiscal 1999 from $18.8 million in the second quarter of fiscal 1998. The increase was primarily attributable to increased sales and gross profit, offset by an increase in operating expenses.

Net income increased by $3.5 million or 29.9%, to $15.2 million in the second quarter of fiscal 1999 from $11.7 million in the second quarter of fiscal 1998. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and invest in future growth.

Results of Operations -
Twenty-six weeks ended February 27, 1999 and February 28, 1998

Net sales increased by $37.9 million, or 13.6%, to $316.0 million during the first half of fiscal 1999 from $278.1 million in the first half of fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $16.4 million, or 14.4%, to $129.9 million during the first half of fiscal 1999 from $113.5 million in the first half of fiscal 1998, primarily attributable to increased sales. As a percentage of sales, gross profit increased slightly from 40.8% to 41.1%. The increase resulted primarily from the mix of products being sold.

Operating expenses increased by $5.2 million, or 6.5%, to $84.6 million during the first half of fiscal 1999 from $79.4 million in the first half of fiscal 1998. As a percentage of sales, operating expenses decreased from 28.6% to 26.8%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base and continued emphasis on cost control during fiscal 1999.

Income from operations increased by $11.2 million, or 32.9%, to $45.3 million during the first half of fiscal 1999 from $34.1 million in the first half of fiscal 1998. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $6.0 million, or 28.3%, to $27.2 million during the first half of fiscal 1999 from $21.2 million in the first half of fiscal 1998. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and invest in future growth.

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

Net cash provided by operating activities for the 26 week periods ended February 27, 1999 and February 28, 1998 was $5.3 million and $23.0 million, respectively. The decrease in net cash provided by operations resulted from increases in inventory commensurate with the Company's sales growth and the introduction of new products, offset in part by higher net income.

Net cash used in investing activities for the 26 week periods ended February 27, 1999 and February 28, 1998 was $38.9 million and $14.8 million, respectively. The net usage of cash in the first half of fiscal 1999 was primarily attributable to cash paid for construction of the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions. The net usage of cash in the first half of fiscal 1998 was primarily attributable to the purchase of a building in Long Island, New York, which began serving as the new corporate headquarters in fiscal 1999.

Net cash provided by financing activities was $29.5 million for the 26 week period ended February 27, 1999 and net cash used by financing activities for the 26 week period ended February 28, 1998 was $1.3 million. The change of approximately $30.8 million is primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock.

During the 26 week period ended February 27, 1999, the Company purchased in the open market approximately 997,000 shares of its Class A common stock at an average price of $19.40 per share for an aggregate purchase price of approximately $19,339,000.

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

      State of Readiness. During calendar year 1997 and 1998, MSC developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that its business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

      1. Renovating internal systems and applications. The Company's internal systems and applications include Order Entry, Purchasing and Warehouse Management. The applications used in the Order Entry system have been re-written and are being phased into the Company's call center and branch locations. This process is expected to be completed by May 1999. The applications for the Purchasing and Warehouse Management systems are in the process of being modified and completion of Year 2000 compliance work is scheduled for the third quarter of fiscal 1999. Many of the Company's applications are already Year 2000 compliant as they were written using a compliant code generator.

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

      Cost of Compliance. MSC believes that the total cost of its Year 2000 compliance plan will be approximately $900,000, not including the replacement of the Financial systems. These costs are expensed as incurred and, to date, the Company has incurred $634,000 of such expenses. The Financial systems replacement is a separate project which is estimated to cost approximately $4,000,000 and will be capitalized.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 8, 1999 the Company held its 1999 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's shareholders reelected as directors Sidney Jacobson, Mitchell Jacobson, James Schroeder, Shelley Boxer, Denis Kelly, Raymond Langton and Roger Fradin.

In addition, the shareholders approved the adoption of the Company's Associate Stock Purchase Plan, approved an amendment to the Company's 1998 Stock Option Plan and ratified the selection by the Board of Directors of Arthur Andersen LLP as independent certified public accountants of the Company for the fiscal year ending August 28, 1999.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1.    Election of Directors

   Nominee               Votes         Votes            Votes           Broker
     Name                 For         Against         Withheld        Non-Votes

Sidney Jacobson       309,448,231        0            2,062,987           0
Mitchell Jacobson     309,448,231        0            2,062,987           0
James Schroeder       309,448,127        0            2,063,091           0
Shelley Boxer         309,448,231        0            2,062,987           0
Denis Kelly           309,447,932        0            2,063,287           0
Raymond Langton       309,448,231        0            2,062,987           0
Roger Fradin          309,447,932        0            2,063,287           0

2.    Approval of the Company's Associate Stock Purchase Plan

   Votes          Votes                Votes                  Broker
    For          Against              Withheld              Non-Votes

311,420,167       48,860               42,191                   0

3.    Approval of the amendment to the Company's 1998 Stock Option Plan

   Votes          Votes                Votes                  Broker
    For          Against              Withheld              Non-Votes

302,081,491     9,366,318              63,409                   0

4. Ratification of Arthur Andersen LLP as independent certified public accountants of the Company for the fiscal year ending August 28, 1999.

   Votes          Votes                Votes                  Broker
    For          Against              Withheld              Non-Votes

311,467,563      15,755                28,000                   0

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27 Financial data schedule for the quarter ended February 27, 1999.

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MSC INDUSTRIAL DIRECT CO., INC.
                                                    (Registrant)


Dated:     March 31, 1999       By:              /s/ Mitchell Jacobson
       --------------------         --------------------------------------------
                                    President and Chief Executive Officer


Dated:     March 31, 1999       By:             /s/ Shelley M. Boxer
       --------------------         --------------------------------------------
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)