Form 10-Q
period 1999-05-29
MSC INDUSTRIAL DIRECT CO INC
filed 1999-07-08
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 1999         Commission File No.: 1-14130

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

                                 Yes |X| No |_|

As of July 6, 1999, the registrant had 33,911,402 shares of Class A common stock, par value $0.001 per share, and 34,138,778 shares of Class B common stock, par value $0.001 per share, outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           Page

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
            May 29, 1999 and August 29, 1998                                  3

            Consolidated Statements of Income
            Thirteen and thirty-nine weeks ended May 29, 1999
            and May 30, 1998                                                  4

            Consolidated Statement of Shareholders' Equity
            Thirty-nine weeks ended May 29, 1999                              5

            Consolidated Statements of Cash Flows
            Thirty-nine weeks ended May 29, 1999 and May 30, 1998             6

            Notes to Consolidated Financial Statements                        7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10


Item 3.     Quantitative and Qualitative Disclosures about Market Risk       14


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                   16

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                                                                                         May 29,    August 29,
                                                                                          1999        1998
                                                                                          ----        ----
(in thousands, except share data)                                                     (unaudited)   (audited)
                                         ASSETS
Current Assets:
     Cash and cash equivalents                                                          $  4,743    $  8,630
     Accounts receivable, net of allowance for doubtful
         accounts of $6,149 and $3,717, respectively                                      82,863      72,940
     Inventories                                                                         207,339     158,050
     Due from officers, employees and affiliated companies                                   426         659
     Prepaid expenses and other current assets                                             2,754       2,865
     Current deferred income tax assets                                                    8,760      11,251
                                                                                        --------    --------
              Total current assets                                                       306,885     254,395
                                                                                        --------    --------
Property, plant and equipment, net                                                       104,222      77,493
                                                                                        --------    --------
Other Assets:
     Goodwill                                                                             65,758      58,574
     Other                                                                                 5,980      11,240
                                                                                        --------    --------
                                                                                          71,738      69,814
                                                                                        --------    --------
                                                                                        $482,845    $401,702
                                                                                        ========    ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $ 18,223    $ 14,670
     Accrued liabilities                                                                  49,103      55,175
     Current portion of long-term notes payable                                              186         800
                                                                                        --------    --------
              Total current liabilities                                                   67,512      70,645
Long-term notes payable                                                                   63,449       2,430
Other long-term liabilities                                                                   42          46
Deferred income tax liabilities                                                            6,420       6,802
                                                                                        --------    --------
              Total liabilities                                                          137,423      79,923
                                                                                        --------    --------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding         --          --
     Class A common stock; $0.001 par value; 100,000,000 shares authorized;
         33,884,287 and 33,683,407 shares issued, 32,731,287 and 33,508,407 shares
         outstanding, respectively                                                            34          33
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
         34,138,778 and 34,142,028 shares, respectively, issued and outstanding               34          34
     Additional paid-in capital                                                          216,548     213,783
     Retained earnings                                                                   152,375     112,834
     Treasury stock, at cost; 1,153,000 and 175,000 shares
         of Class A common stock held                                                    (22,678)     (3,699)
     Deferred stock compensation                                                            (891)     (1,206)
                                                                                        --------    --------
              Total shareholders' equity                                                 345,422     321,779
                                                                                        --------    --------
                                                                                        $482,845    $401,702
                                                                                        ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                          Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                          --------------------   -----------------------
                                           May 29,     May 30,     May 29,     May 30,
(in thousands, except per share data)       1999        1998        1999        1998
                                          --------    --------    --------    --------
Net sales                                 $170,492    $155,098    $486,461    $433,227

Cost of goods sold                         101,732      91,508     287,783     256,113
                                          --------    --------    --------    --------

       Gross profit                         68,760      63,590     198,678     177,114

Operating expenses                          47,796      40,677     132,397     120,102
                                          --------    --------    --------    --------

       Income from operations               20,964      22,913      66,281      57,012
                                          --------    --------    --------    --------

Other Income (Expense):

    Interest income                             13         315          71         816

    Interest expense                          (717)         (6)     (1,419)        (49)

    Other income, net                          104         311         426         730
                                          --------    --------    --------    --------

                                              (600)        620        (922)      1,497
                                          --------    --------    --------    --------

       Income before provision
       for income taxes                     20,364      23,533      65,359      58,509

Provision for income taxes                   8,044       9,296      25,818      23,110
                                          --------    --------    --------    --------

       Net income                         $ 12,320    $ 14,237    $ 39,541    $ 35,399
                                          ========    ========    ========    ========

Per Share Information (Note 2):
  Net income per common share:

    Basic                                 $   0.18    $   0.21    $   0.59    $   0.52
                                          ========    ========    ========    ========

    Diluted                               $   0.18    $   0.21    $   0.58    $   0.51
                                          ========    ========    ========    ========

Common shares used in computing
per share amounts (Note 2):
    Basic                                   66,853      67,770      66,905      67,739
                                          ========    ========    ========    ========

    Diluted                                 68,151      69,215      68,627      68,924
                                          ========    ========    ========    ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                       Class A                  Class B
(in thousands)                                       Common Stock             Common Stock      Additional
                                                  ------------------      -------------------    Paid-In    Retained
                                                  Shares     Amount       Shares      Amount     Capital    Earnings
                                                  ------   ---------      ------    ---------   ---------   ---------
Thirty-nine weeks ended May 29, 1999:

Balance, August 29, 1998                          33,683   $      33      34,142    $      34   $ 213,783   $ 112,834

Exchange of Class B common stock for Class A
   common stock                                        3           1          (3)          --          --          --

Purchase of treasury stock                            --          --          --           --          --          --

Exercise of common stock options, including
related tax benefits                                 198          --          --           --       2,765          --

Net income                                            --          --          --           --          --      39,541

Amortization of deferred stock compensation           --          --          --           --          --          --
                                                  ------   ---------      ------    ---------   ---------   ---------
Balance, May 29, 1999                             33,884   $      34      34,139    $      34   $ 216,548   $ 152,375
                                                  ======   =========      ======    =========   =========   =========

                                                     Treasury Stock
(in thousands)                                     ------------------     Deferred
                                                            Amount at      Stock
                                                   Shares      Cost     Compensation    Total
                                                   ------   ---------   ------------  ---------
Thirty-nine weeks ended May 29, 1999:

Balance, August 29, 1998                              175   $  (3,699)   $  (1,206)   $ 321,779

Exchange of Class B common stock for Class A
   common stock                                        --          --           --            1

Purchase of treasury stock                            978     (18,979)          --      (18,979)

Exercise of common stock options, including
related tax benefits                                   --          --           --        2,765

Net income                                             --          --           --       39,541

Amortization of deferred stock compensation            --          --          315          315
                                                    -----   ---------    ---------    ---------
Balance, May 29, 1999                               1,153   $ (22,678)   $    (891)   $ 345,422
                                                    =====   =========    =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                         Thirty-Nine Weeks Ended
                                                                       -----------------------
                                                                         May 29,     May 30,
                                                                          1999        1998
                                                                        --------    --------
Cash Flows from Operating Activities:

Net income                                                              $ 39,541    $ 35,399
                                                                        --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                         6,640       5,234
     Amortization of deferred stock compensation                             315         375
     Provision for doubtful accounts                                       1,988       1,525
     Deferred income taxes                                                 2,109      (1,521)

     Changes in operating assets and liabilities, net of effect from acquisitions:

         Accounts receivable                                              (8,233)    (13,237)
         Inventories                                                     (45,126)      9,666
         Prepaid expenses and other current assets                           353         328
         Other assets                                                      5,260       1,866
         Accounts payable and accrued liabilities                         (3,422)      7,091
         Other long-term liabilities                                          (4)         (3)
                                                                        --------    --------

                                                                         (40,120)     11,324
                                                                        --------    --------

              Net cash provided by (used in) operating activities           (579)     46,723
                                                                        --------    --------

Cash Flows from Investing Activities:
   Expenditures for property, plant and equipment                        (31,327)    (23,290)
   Cash paid for acquisitions, net of cash acquired                      (13,003)    (18,741)
                                                                        --------    --------

              Net cash used in investing activities                      (44,330)    (42,031)
                                                                        --------    --------

Cash Flows from Financing Activities:

   Purchase of treasury stock                                            (21,790)       (388)
   Net proceeds from exercise of common stock options                      2,174         761
   Net proceeds from (repayments of) notes payable                        60,405        (424)
   Net repayments from (advances to) affiliates                              233          78
                                                                        --------    --------

              Net cash provided by financing activities                   41,022          27
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                      (3,887)      4,719

Cash and cash equivalents - beginning of period                            8,630      13,418
                                                                        --------    --------

Cash and cash equivalents - end of period                               $  4,743    $ 18,137
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

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                 Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                 --------------------    -----------------------

                                  May 29,    May 30,        May 29,    May 30,
                                   1999       1998           1999       1998
                                  -------    -------        -------    -------

Net income for EPS
  computation                     $12,320    $14,237        $39,541    $35,399
                                  =======    =======        =======    =======

Basic EPS:
   Weighted average
   common shares                   66,853     67,770         66,905     67,739
                                  =======    =======        =======    =======

Basic EPS                           $0.18      $0.21          $0.59      $0.52
                                    =====      =====          =====      =====

Diluted EPS:
Weighted average
common shares                      66,853     67,770         66,905     67,739

Shares issuable from
assumed conversion of
common stock equivalents            1,298      1,445          1,722      1,185
                                  -------    -------        -------    -------

Weighted average common
and common equivalent shares       68,151     69,215         68,627     68,924
                                  =======    =======        =======    =======

Diluted EPS                         $0.18      $0.21          $0.58      $0.51
                                    =====      =====          =====      =====

3. In the first quarter of fiscal 1999, the Company early-adopted the American Institute of Certified Public Accountants' SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The effect of adopting this standard was not material to the results of operations or the Company's consolidated financial statements.

4. In the first quarter of fiscal 1999, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards
      (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The effect of adopting this standard was not material to the Company's consolidated financial statements, as the Company's net income is the same as comprehensive net income.

5. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. Furthermore, the

      FASB has issued an exposure draft which proposes to delay the effective date of this new standard by one year. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company periodically engages in certain international transactions, it does not presently make material use of derivative instruments.

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

Results of Operations -
Thirteen weeks ended May 29, 1999 and May 30, 1998

Net sales increased by $15.4 million, or 9.9%, to $170.5 million in the third quarter of fiscal 1999 from $155.1 million in the third quarter of fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $5.2 million, or 8.2%, to $68.8 million in the third quarter of fiscal 1999 from $63.6 million in the third quarter of fiscal 1998. The increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.0% to 40.3%. The decrease resulted primarily from the mix of products being sold and as a result of lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $7.1 million, or 17.5%, to $47.8 million in the third quarter of fiscal 1999 from $40.7 million in the third quarter of fiscal 1998. As a percentage of sales, operating expenses increased from 26.2% to 28.0%. This increase was primarily the result of personnel costs needed to support higher sales volumes, expenses required to prepare the Company's new distribution center for operations, additional costs of the Company's new headquarters, and expenditures for future growth initiatives.

Income from operations decreased by $1.9 million, or 8.3%, to $21.0 million in the third quarter of fiscal 1999 from $22.9 million in the third quarter of fiscal 1998. The decrease was primarily attributable to an increase in operating expenses, offset in part by an increase in sales and gross profit.

Net income decreased by $1.9 million or 13.4%, to $12.3 million in the third quarter of fiscal 1999 from $14.2 million in the third quarter of fiscal 1998. This decrease was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and to invest in future growth.

Results of Operations -
Thirty-nine weeks ended May 29, 1999 and May 30, 1998

Net sales increased by $53.3 million, or 12.3%, to $486.5 million during the first nine months of fiscal 1999 from $433.2 million in the first nine months of fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $21.6 million, or 12.2%, to $198.7 million during the first nine months of fiscal 1999 from $177.1 million in the first nine months of fiscal 1998, primarily attributable to increased sales. As a percentage of sales, gross profit decreased slightly from 40.9% to 40.8%.

Operating expenses increased by $12.3 million, or 10.3%, to $132.4 million during the first nine months of fiscal 1999 from $120.1 million in the first nine months of fiscal 1998. As a percentage of sales, operating expenses decreased from 27.7% to 27.2%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base, offset in part by the costs of future growth initiatives.

Income from operations increased by $9.3 million, or 16.3%, to $66.3 million during the first nine months of fiscal 1999 from $57.0 million in the first nine months of fiscal 1998. The increase was primarily attributable to increased sales and gross profit offset by an increase in operating expenses.

Net income increased by $4.1 million, or 11.6%, to $39.5 million during the first nine months of fiscal 1999 from $35.4 million in the first nine months of fiscal 1998. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset by the increase in operating expenses necessary in order to support the increase in volume and to invest in future growth.

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

Net cash used in operating activities was $579,000 for the 39 week period ended May 29, 1999 and net cash provided by operating activities for the 39 week period ended May 30, 1998 was $46.7 million. The decrease in net cash provided by operations resulted from increases in inventory commensurate with the Company's sales growth, the introduction of new products, and inventory for the Company's new distribution center, offset in part by higher net income.

Net cash used in investing activities for the 39 week periods ended May 29, 1999 and May 30, 1998 was $44.3 million and $42.0 million, respectively. The net usage of cash in the first nine months of fiscal 1999 was primarily attributable to cash paid for construction at the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions. The net usage of cash in the first nine months of fiscal 1998 was primarily attributable to cash paid for acquisitions and to the purchase of a building in Long Island, New York, which began serving as the new corporate headquarters in fiscal 1999.

Net cash provided by financing activities for the 39 week periods ended May 29, 1999 and May 30, 1998 was $41.0 million and $27,000, respectively. The increase of approximately $41.0 million is primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 978,000 shares of Class A common stock.

During the 39 week period ended May 29, 1999, the Company purchased in the open market approximately 978,000 shares of its Class A common stock at an average price of $19.41 per share for an aggregate purchase price of approximately $18,979,000.

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

      State of Readiness. During calendar year 1997 and 1998, MSC developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that its business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

      1. Renovating internal systems and applications. The Company's internal systems and applications include Order Entry, Purchasing and Warehouse Management. The applications used in the Order Entry system have been re-written and implemented in the Company's call center and branch locations. The applications for the Purchasing and Warehouse Management systems are in the process of being modified and completion of Year 2000 compliance work is scheduled for the fourth quarter of fiscal 1999. Many of the Company's applications are already Year 2000 compliant as they were written using a compliant code generator.

      2. Ensuring compliance of peripheral third party systems. MSC uses a number of third party package systems to supplement its internally developed programs. Major systems in this area are its Financial and Inventory Replenishment systems. The Company's Financial systems are being replaced with a new package, with a scheduled implementation date of July 1999. Two of MSC's subsidiaries, Enco and Primeline, are already running on this software. The Inventory Replenishment system has been tested and appears to be Year 2000 compliant. All of the Company's material hardware, including its AS/400 computers, telephone systems, networks, PCs, security systems and time clocks at all MSC locations have been tested as Year 2000 compliant.

      3. Ensuring Year 2000 compliance by external companies that conduct business with the Company. The Company has contacted all of its major customers, suppliers and vendors to inquire about Year 2000 compliance. The Company has not received responses from all those contacted, but those who have responded do not indicate any problems at this time. For those business partners with which the Company currently conducts business electronically, the Company will be conducting tests in fiscal 1999 to determine Year 2000 compliance.

      4. Implementing standards and conducting testing in an effort to ensure that the Company's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

      Cost of Compliance. MSC believes that the total cost of its Year 2000 compliance plan will be approximately $900,000, not including the replacement of the Financial systems. These costs are expensed as incurred and, to date, the Company has incurred $740,000 of such expenses. The Financial systems replacement is a separate project which is estimated to cost approximately $4,000,000 and will be capitalized pursuant to SOP 98-1.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27 Financial data schedule for the quarter ended May 29, 1999.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MSC INDUSTRIAL DIRECT CO., INC.
                                                   (Registrant)


Dated:     July 7, 1999          By:         /s/ Mitchell Jacobson
      ------------------------       -------------------------------------------
                                     President and Chief Executive Officer


Dated:     July 7, 1999          By:         /s/ Shelley M. Boxer
      ------------------------       -------------------------------------------
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)