Form 10-K
period 1999-08-28
MSC INDUSTRIAL DIRECT CO INC
filed 1999-11-19
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28,1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission file number 1-14130

                         MSC INDUSTRIAL DIRECT CO., INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               New York                               11-3289165
               --------                               ----------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                    75 Maxess Road, Melville, New York 11747
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 812-2000
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                   Name of Exchange on Which Registered
      -------------------                   ------------------------------------
      Class A Common Stock, par             The New York Stock Exchange
      value $.001

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

                                         Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of November 3, 1999, 33,914,048 shares of Class A Common Stock and 34,138,778 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $271,175,894.

      The registrant's Proxy Statement for its 2000 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 28, 1999

                               ITEMS IN FORM 10-K

                                                                                           Page
                                                                                           ----
PART I.

Item 1.     BUSINESS.........................................................................1

Item 2.     PROPERTIES......................................................................10

Item 3.     LEGAL PROCEEDINGS...............................................................10

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................10

PART II.

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11

Item 6.     SELECTED FINANCIAL DATA.........................................................12

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...........................................................14

Item 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................18

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................19

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................................37

PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................38

Item 11.    EXECUTIVE COMPENSATION..........................................................38

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................38

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................38

PART IV.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................39

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

General

      MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer over 400,000 stock-keeping units ("SKUs") through our 4,211 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and service our customers from approximately 100 branch offices. Most of our products are carried in stock, and orders for these products are typically fulfilled the day on which the order is received.

      MSC has grown rapidly due to expanded product offerings, increased catalog distribution and supplemental mailings and geographic expansion. MSC's net sales have increased at a compound annual rate of approximately 27% from $248.5 million in fiscal 1995 to $651.5 million in fiscal 1999. During this same period, income from operations increased at a compound annual rate of approximately 25% from $33.8 million to $81.8 million.

      Our business strategy is to provide an integrated, low cost solution to the purchasing, management and administration of our customers' MRO needs. We believe we add value to our customers' purchases by reducing their total MRO supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We try to achieve this reduction in MRO supplies costs in the following manner:

      o Our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs.

      o We guarantee same-day shipping of our core business products, approximately 99% of which are generally kept in stock, enabling our customers to reduce their inventory investment and carrying costs.

      o We consolidate multiple purchases into a single shipment, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management.

      Our customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $175. We have in excess of 193,000 active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-sized companies. Our customers select desired products from MSC's various publications and place their orders by telephone, facsimile or direct computer link.

      We operate primarily in the United States, with customers in all 50 states, through a network of three regional distribution centers and approximately 100 branch offices. MSC's distribution centers are located in Harrisburg, Pennsylvania, Atlanta, Georgia, and Elkhart, Indiana. The strategic locations of MSC's distribution centers allow for next day delivery via low cost ground carriers in 33 states located primarily in the eastern United

States. Our experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, our long-term strategy is to establish additional distribution centers, supported by local branch offices, to expand our geographic coverage of next day delivery throughout the continental United States. A new distribution facility located near Reno, Nevada was constructed during fiscal 1999 and became fully operational in November 1999.

Industry Overview

      MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous small retailers, dealerships and distributors, most of which have annual sales of less than $10 million, that supply a majority of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers' own sales forces.

      Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. We believe that, except in the largest industrial plants, MRO supplies inventories generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items are also frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities' MRO supplies are "one-time purchases," resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

      We believe that the administrative costs associated with placing an MRO purchase order can be in excess of $100. Awareness of these high costs and the purchasing inefficiencies discussed above has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused the mid-sized customer, as well as the small shop customer to a lesser extent, to move toward the more efficient, cost saving, single supply source offered by companies such as MSC.

      Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, large warehouse stores and direct mail marketers have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

      We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing and shipping costs, inventory investment and carrying costs, internal distribution costs and administrative inefficiencies are reduced. We try to achieve this through:

      o     consolidation of multiple sources of supply into a single supplier;

      o consolidation of multiple purchase orders into a single purchase order;

      o     consolidation of multiple invoices into a single invoice;

      o     significant reduction in tracking of invoices;

      o     significant reduction in stocking decisions;

      o     elimination or reduction of purchases for inventory; and

      o elimination of paper orders and invoices through our electronic ordering system.

Business Strategy

      Our business strategy is to provide our customers with a low cost means for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

      o     a broad selection of in-stock products;

      o     prompt response and same-day shipping;

      o     superior, value-added customer service;

      o     targeted direct mail marketing; and

      o     a commitment to technological innovation.

      As a result of this strategy, we believe we are able to lower our customers' overall MRO supplies costs by reducing administrative inefficiencies, purchasing and shipping costs, internal distribution costs and inventory investment and carrying costs.

      Broad Selection of Products. We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 400,000 products, approximately 99% of which are in stock and available for immediate shipment, we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

      Same-Day Shipping. Our guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee more than 99.9% of the time. Our experience has been that areas accessible by next day delivery will generate significantly greater sales than areas where next day delivery is not available. The strategic locations of our distribution centers allow next day delivery via low cost ground carriers in 33 states located primarily in the eastern United States.

      Superior Customer Service. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our employees. Utilizing our proprietary customer support software, our in-bound telemarketing representatives implement the "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and provide technical product information. We believe that our simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained telemarketing representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, bulk discounts and stocking of specialty items specifically requested by customers.

      Targeted Direct Mail Marketing Strategy. Our primary tool for marketing and product reference is the annual master catalog containing 4,211 pages and over 400,000 items. In fiscal 1999, our master catalog was supplemented by approximately 90 specialty and promotional catalogs, brochures and newspapers, covering such specialty areas as welding, cutting tools, measuring instruments, abrasives, industrial supply, and hose and tubing.

We use our database of approximately 745,000 companies and 1.5 million individuals, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 6.6 million in fiscal 1995 to approximately 22.8 million in fiscal 1999. We intend to continue to increase direct marketing efforts to take advantage of the additional products offered and our expanded distribution capabilities.

      Commitment to Technological Innovation. We take advantage of technological innovations to improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the approximately 400,000 SKUs and enables the customer and the telemarketing representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. Our electronic data interchange system allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also have developed a website in anticipation of increased commerce on the internet.

Growth Strategy

      Our objective is to become the preferred supplier of industrial products for small and mid-sized companies throughout the United States. We intend to increase sales to existing and new customers by:

      o increasing the size and diversity of our customer base by expanding same-day shipping into new markets, increasing the circulation of the master catalog and expanding our targeted mail campaign;

      o     increasing the number of product lines and SKUs offered;

      o acquiring smaller local distributors to gain access to customers and consolidating the acquired operations into our existing distribution facilities; and

      o developing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC.

      Increasing the Size and Diversity of our Customer Base. Since fiscal 1997, we have shifted our principal growth strategy from increasing our offering of SKUs to increasing the size and diversity of our customer base. Our experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. Our goal is to open additional distribution centers, supported locally by branch offices, which will expand our geographic coverage of next day delivery throughout the United States. During fiscal 1999, we constructed a new distribution facility located near Reno, Nevada, which became fully operational in November 1999 and which we believe will enhance our ability to service the Western United States. In addition, we have accumulated a buyer database of approximately 1.5 million individual customers and utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalog. We supplement our master catalog with direct mailings of specialty and promotional publications to further increase customer response and product purchases.

      Increasing the Number of Product Lines and SKUs. We believe that continuing to increase the breadth of our product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. Accordingly, we have added approximately 176,000 SKUs over the past four years while simultaneously increasing our inventory turns. By expanding the product lines and SKUs offered, we seek to satisfy an increasing percentage of the MRO supplies purchases of our customers and to attract new customers.

      Selected Acquisitions. We seek to grow through acquisitions in both current and new markets. In pursuing acquisitions, we seek to gain immediate access to the acquired company's customer base while consolidating the acquired company's operations into MSC's existing distribution system, thus achieving increased revenue while incurring limited incremental operating costs. We believe that local market acquisitions of small and medium-sized suppliers of industrial products provide an attractive opportunity for expanding our customer base in existing markets. All three acquisitions completed during fiscal 1999 operate in markets where we already had in place the corporate and administrative infrastructures necessary to support such acquisitions immediately.

      Developing e-commerce capabilities. We believe strongly that the internet will have a profound effect on our business by enhancing the experience we provide to our customers and by making our internal operations more efficient. Our development efforts are well under way to produce a searchable on-line catalog and electronic ordering capabilities.

Products

      We currently offer in excess of 400,000 SKUs, representing a greater than 239% increase since 1994. We attribute a portion of our sales growth to the total number of SKUs offered. In this regard, we intend to continue to add new product categories and increase the number of products offered in existing product categories in an effort to gain new customers and increase sales from existing customers. Our core products include cutting tools, measuring instruments, machine tool accessories and fasteners. As part of our strategy of supplying an increasing portion of our customers' MRO needs, we have expanded our product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics equipment and have significantly increased our offering of flat stock and raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

      Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a "good-better-best" product selection alternative. This alternative provides similar product offerings with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product for a specific task on the most cost-effective basis. Our telemarketing representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers' MRO supplies costs.

      The following is a list of product categories currently offered by MSC and the number of SKUs available in each product category:

      Category                                 Number of SKUs
      --------                                 --------------

      Cutting Tools                               122,618
      Measuring Instruments                        47,140
      Tooling Components                           32,234
      Fasteners                                    27,946
      Flat Stock & Raw Materials                   18,964
      Abrasives                                    17,927
      Material Handling                            16,989
      Machinery                                    16,776
      Hand and Power Tools                         15,049
      Electrical Supplies                          14,776
      Power Transmission                           14,271
      Plumbing Supplies                             9,224
      Hose Tube and Fittings                        8,893
      Safety Products                               8,732
      Process Instrumentation                       7,506
      Marking & Labeling                            4,931
      Welding                                       4,381
      Hardware                                      3,815
      Pneumatics & Hydraulics                       3,704

      Janitorial/Maintenance                        2,736
      Lubricants                                    2,641
      Miscellaneous                                 1,781
      HVAC                                          1,618
      Pumps                                           935
      Packing & Shipping                              818
      Office Equipment                                676
                                                  -------
            Total                                 407,081
                                                  =======

      We purchase substantially all of our products directly from approximately 2,400 manufacturers located in the United States. We are not materially dependent on any one supplier or group of suppliers. No single supplier accounted for more than 5% of our total purchases in fiscal 1999. Generic products, primarily machine tools, are manufactured by third parties to our specifications.

Distribution Centers

      A significant number of our products are carried in stock, and approximately 90% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize three distribution centers for product shipment located in Harrisburg, Pennsylvania; Atlanta, Georgia and Elkhart, Indiana. In fiscal 1998, we began construction of a new distribution center located near Reno, Nevada, which will move us toward our goal of next day delivery throughout the continental United States. A new distribution facility located near Reno, Nevada was constructed during fiscal 1999 and became fully operational in November 1999.

Sales and Marketing

      Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $175. We focus our marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $500,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100 to 999 employees and annual MRO purchases of between $500,000 and $1,000,000. Our strategy with respect to the large corporate segment is to develop relationships with, and supply MRO products directly to, the integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

      We also offer wholesalers and other distributors the ability to create their own customized mail order catalog by offering to MSC customers turn-key marketing programs, including promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer's program. Another division of MSC offers a line of lower priced products for the budget-oriented customer.

      We have in excess of 193,000 active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this directed marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile or direct computer link.

      We have invested significant resources in developing an extensive customer and prospect database. This database is a key component of our growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, order value). We believe that the variety and depth of information on our customers and prospects offers us a significant competitive advantage in increasing sales to existing customers and attracting new customers.

      We rely on approximately 370 in-bound telemarketing representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our "one call does it all" philosophy is predicated on the ability of the telemarketing representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the telemarketing representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

      MSC's telemarketing representatives undergo an intensive two week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the telemarketing representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Telemarketing representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

      We also employ a direct sales force of approximately 270 sales representatives. These sales representatives are responsible for increasing sales per customer and servicing existing customers.

Branch Offices

      We currently operate approximately 100 branch offices located in 37 states. These branch offices receive approximately 54% of all telephone orders and are staffed with highly trained telemarketing representatives that receive the same training, are monitored in the same fashion and have access to the same information systems as the telemarketing representatives mentioned above. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are critical to the success of our business strategy. In addition to opening new branch offices in support of our distribution centers, we have acquired local distributors and converted them to branch offices in new geographic locations to obtain an immediate established local market presence through use of the acquired customer base and integration of their operations. We believe that branch office acquisitions will result in more rapid growth at a lower cost.

Publications

      Our primary reference tool is our annual 4,211 page master catalog, which is supported by specialty and promotional catalogs, brochures and newspapers. We use specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. We distribute specialty and promotional catalogs, brochures and newspapers based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

      MSC's in-house marketing staff designs and produces all of our catalogs, brochures and newspapers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalog, brochure and newspaper formats more quickly.

      As reflected in the following table, the number of publication titles has increased from 38 in fiscal 1995 to approximately 90 in fiscal 1999. The number of pieces mailed has increased from approximately 6.6 million in fiscal 1995 to approximately 22.8 million in fiscal 1999 and is expected to reach approximately 28.5 million in fiscal 2000.

                                                              Fiscal Year Ended
                                   -------------------------------------------------------------------------
                                   September 2,   August 31,      August 30,      August 29,      August 28,
                                      1995           1996            1997            1998            1999
                                   (53 weeks)     (52 weeks)      (52 weeks)      (52 weeks)      (52 weeks)
                                   ----------     ----------      ----------      ----------      ----------
Number of publication titles          38              70              80              80              90

Number of publications
mailed                             6,604,000       6,300,000      11,318,000      15,900,000      22,800,000

Customer Service

      One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our three operating distribution centers. Calls are received by telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Our branch offices field approximately 54% of all telephone orders. Our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with MSC are shipped by United Parcel Service, and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. We have no written agreement with UPS but have been able to negotiate favorable shipping rates due to our volume of shipments. We are not dependent on any one carrier and believe that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as our primary carrier. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of our core business products if the order is received prior to 4:30 p.m. eastern time and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

Information Systems

      Our proprietary information systems allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These proprietary information systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally.

      Certain of our information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We also maintain a sophisticated buying and inventory management system that monitors substantially all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. In fiscal 1998, we developed and implemented an electronic data interchange purchasing program with our customers with the objective of allowing them to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

      In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, we have also developed a proprietary MRO management system, the Customer Direct Access Plus System or "CDA." CDA is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to our computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities, and cross-referencing capability to a customer's own product stock numbers. In addition, we have developed a Windows(R)-based CD-ROM electronic catalog package and have commenced providing product information and ordering capabilities on the internet.

      We run our systems on an AS400 platform and utilize disaster recovery techniques and procedures which we believe are adequate to fulfill our needs and are consistent with this type of equipment. We believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

Acquisitions

      We have completed several acquisitions and consider acquisitions as part of our growth strategy. We believe that the ongoing consolidation within the industrial supply industry is spurring smaller competitors to seek partners to increase their productivity and reduce costs. We believe that we are well positioned to play a significant role in this industry consolidation.

      We believe that the most beneficial acquisitions are those which can be integrated into our existing operations. Accordingly, we expect to focus on branch office acquisition prospects that can be integrated into our distribution facilities. We will also consider new market acquisitions if they are of sufficient size that we can establish a meaningful presence in those markets in accordance with our geographic growth plans.

      Upon completing an acquisition within an existing market, we strive to move rapidly to integrate the acquired entity into our existing operations. We believe that such integration offers a number of opportunities to improve productivity and customer service. These benefits include:

      o     elimination of redundant facilities and services;

      o     reduction of administrative overhead;

      o     consolidation of purchasing power;

      o     expanded customer services; and

      o     and increased merchandise selection.

      From time to time, we have engaged in, and continue to engage in, preliminary discussions with respect to potential acquisitions. We are not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate. We can give no assurance that any acquisitions, when and if made, will be successfully integrated into our existing operations, or that we will be able to implement this phase of our growth strategy.

Competition

      The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, and manufacturers of MRO supplies and large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Certain of our competitors offer a greater variety of products and have substantially greater financial resources than us. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe we compete effectively on all such criteria.

Employees

      As of November 3, 1999, we employed approximately 2,525 employees, including approximately 2,410 full-time and approximately 115 part-time employees. No employee is represented by a labor union. We consider our relationships with employees to be good and have experienced no work stoppages.

Item 2. PROPERTIES.

      We have distribution centers in the following locations:

                                                 Approx.   Operational
           Location                              Sq. Ft.      Date
      ----------------------------               -------   ------------
      Atlanta, Georgia (1)                       340,000   October 1990

      Elkhart, Indiana (2)                       270,000   March 1996

      Harrisburg, Pennsylvania (2)               270,000   January 1997

      Reno, Nevada (3)                           270,000       (3)

----------
(1)   The related party lease for this facility expires on July 31, 2010.
(2)   This facility is owned by MSC.
(3)   Constructed during fiscal 1999 and became fully operational in November
      1999.

      We maintain approximately 100 branch offices located in 37 states, ranging in size from 670 to 16,000 square feet. The leases for these branch offices will expire at various periods between November 1999 and July 2010. The aggregate annual lease payments on these properties in fiscal 1999 was approximately $4,616,000.

      We maintain our headquarters at a 170,000 square foot facility in Melville, New York.

      We believe that our facilities will be adequate for our current needs and that for the foreseeable future, suitable additional space will be available as needed.

Item 3. LEGAL PROCEEDINGS.

      There are no material legal proceedings pending against MSC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      MSC's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." MSC's Class B Common Stock is not traded over any public market.

      The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from August 31, 1997 to August 28, 1999.

Fiscal Year Ended August 28, 1999                            Price of Class A
                                                              Common Stock *
                                                           --------------------
                                                             High         Low
                                                           ---------  ---------
First Quarter.........................................     $23-1/8     $14
Second Quarter........................................      26-1/4      16-7/8
Third Quarter.........................................      21-1/2      13-3/4
Fourth Quarter........................................      20           9-3/8

Fiscal Year Ended August 29, 1998

First Quarter.........................................     $23         $18-1/2
Second Quarter........................................      24-3/4      19-1/2
Third Quarter.........................................      27-7/8      23-3/8
Fourth Quarter........................................      33-1/8      27-7/8

----------
      * On April 6, 1998, MSC declared a two-for-one stock split in the form of a stock dividend, distributed May 22, 1998. The Class A Common Stock price per share information included above has been restated to reflect this stock split.

      On November 3, 1999, the last reported sales price for MSC's Class A Common Stock on the NYSE was $11.00 per share.

      The approximate number of holders of record of MSC's Class A Common Stock as of November 3, 1999 was 498. The number of holders of record of MSC's Class B Common Stock as of November 3, 1999 was 10.

      MSC has not declared cash dividends on the Class A Common Stock or the Class B Common Stock and does not have any plans to pay any cash dividends on either such class of stock in the foreseeable future. The Board of Directors of MSC anticipates that any earnings that might be available to pay dividends on the Class A Common Stock and the Class B Common Stock will be retained to finance the business of MSC and its subsidiaries.

Item 6. SELECTED FINANCIAL DATA.

      The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended August 30, 1997, August 29, 1998 and August 28, 1999 and the selected balance sheet data as of August 29, 1998 and August 28, 1999 are derived from MSC's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the fiscal years ended September 2, 1995 and August 31, 1996 and the selected balance sheet data as of September 2, 1995, August 31, 1996 and August 30, 1997 are derived from MSC's audited consolidated financial statements not included herein.

                                                                                         Fiscal Year Ended
                                                                -------------------------------------------------------------------
                                                                September 2,   August 31,    August 30,    August 29,    August 28,
                                                                    1995          1996          1997          1998          1999
                                                                 (53 weeks)    (52 weeks)    (52 weeks)    (52 weeks)    (52 weeks)
                                                                -------------------------------------------------------------------
                                                                                 (in thousands, except per share data)
Income Statement Data:
   Net sales                                                      $248,483      $305,294      $438,003      $583,043      $651,503
   Gross profit                                                    103,288       126,775       179,255       238,074       261,729
   Operating expenses                                               69,532        83,666       120,498       161,899       179,958
   Restructuring charge                                                 --         8,600            --            --            --
   Income from operations                                           33,756        34,509        58,757        76,175        81,771
   Income taxes                                                        765         5,531        23,518        30,904        31,897
   Net income                                                       31,698        28,503        36,017        47,335        48,853
   Net income per share:
         Basic                                                          --            --           .53           .70           .73
         Diluted                                                        --            --           .53           .69           .72
   Weighted number of shares outstanding:
         Basic                                                          --            --        67,381        67,756        67,056
         Diluted                                                        --            --        68,218        68,964        68,317
   Pro forma net income(1)                                          19,640        20,591            --            --            --
   Pro forma net income per share: (2)
         Basic                                                         .41           .35            --            --            --
         Diluted                                                       .41           .35            --            --            --
   Pro forma weighted number of shares outstanding: (2)
         Basic                                                      48,000        58,910            --            --            --
         Diluted                                                    48,000        59,246            --            --            --

Selected Operating Data(3):
   Active customers                                                    120           127           146           178           193
   Number of SKUs                                                      231           302           332           372           407
   Orders entered                                                    1,833         2,155         2,425         3,222         3,429
   Number of publication titles (not in thousands)                      38            70            80            80            90
   Number of publications mailed                                     6,604         6,300        11,318        15,900        22,800
   Revenue per employee                                           $    249      $    266      $    280      $    282      $    285

                                                                September 2,   August 31,    August 30,    August 29,    August 28,
                                                                    1995          1996          1997          1998          1999
                                                                -------------------------------------------------------------------
   Balance Sheet Data (at period end):
   Working capital                                                $ 81,228      $163,785      $190,344      $183,750      $247,248
   Total assets                                                    139,032       265,484       334,834       401,702       514,384
   Short-term debt                                                   9,208         2,486           213           800           306
   Long-term debt, net of current portion                           30,969        42,191         2,744         2,430        69,468
   Shareholders' equity                                           $ 72,088      $172,571      $274,995      $321,779      $355,627

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

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      In recent years, we made the strategic decision to leverage MSC's strength as a low-cost, value-added MRO provider by adding new products and categories of MRO supplies, such as welding and electrical supplies, which has increased, and is anticipated to further increase, sales to existing customers and access to new customers. We believe that revenue has increased, in part, as a result of the increase in the number of SKUs; however, we are unable to quantify precisely the impact of such increase. We generally add SKUs in response to the feedback we receive from our existing customers. There can be no assurance that we will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

      We significantly expanded our direct mail marketing program from approximately 6.6 million pieces in fiscal 1995 to 15.9 million pieces in fiscal 1998. In fiscal 1998 and fiscal 1999, we refocused our marketing program in an effort to enhance our investments in recently acquired entities and new distribution centers. Accordingly, in fiscal 1999, mailings increased to 22.8 million pieces. Targeted mailings to customers or potential customers are designed to maximize our return in relation to our marketing expenditures. We utilize our customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. We believe that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

      In the future, we intend to take advantage of the additional products offered and our expanded distribution capabilities by further increasing our direct marketing efforts; however, the costs associated with our direct marketing program will be incurred substantially in advance of increased sales and may negatively impact operating margins in the short term. Such costs are expected to be offset, in part, by increases in vendor funded co-op payments which will offset a portion of the catalog and mailing expenses. There can be no assurance that continued expansion of our direct mail marketing program will result in new customers or an increase in sales from existing customers.

      Revenue per employee increased from approximately $249,000 in fiscal 1995 to approximately $285,000 during fiscal 1999. We believe that this increase in revenue per employee is indicative of our efforts to achieve higher levels of efficiency and cost savings at the employee level.

      The number of annual orders entered and processed has increased from approximately 1.8 million in fiscal 1995 to approximately 3.4 million during fiscal 1999. The average order size for our core business has increased from approximately $136 in fiscal 1995 to approximately $175 during fiscal 1999. We believe that our targeted marketing campaign strategy, our strategy of continuing to add new product categories and new products within existing categories, and increased efficiencies in order processing have been significant contributing factors to the increase in orders we have received and sales, both from existing customers and from new customers. There can be no assurance, however, that we will be able to continue to grow at rates recently experienced or at all.

Results Of Operations

      The following table summarizes MSC's historical results of operations as a percentage of sales for the three most recent fiscal years.

                                                   August 30, 1997       August 29, 1998       August 28, 1999
                                                   ---------------       ---------------       ---------------

Net sales (dollars in thousands).................      $438,003              $583,043             $651,503
                                                       ========              ========             ========

Net sales........................................        100.0%                100.0%               100.0%
Gross profit.....................................         40.9                  40.8                 40.2
Operating expenses...............................         27.5                  27.8                 27.6
Income from operations...........................         13.4                  13.1                 12.6
Net Income.......................................          8.2                   8.1                  7.5


Fiscal Year Ended August 28, 1999 Compared to Fiscal Year Ended August 29, 1998

      Net sales increased by $68.5 million, or 11.8%, to $651.5 million during fiscal 1999 from $583.0 million in fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1998 and fiscal 1999. The increase in sales to existing customers was principally derived from an increase of 9.4% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 3.1%, and the number of active customers increased 8.4% in fiscal 1999, as compared to fiscal 1998. Sales from the companies acquired in 1999 accounted for approximately 3.5% of consolidated net sales.

      Gross profit increased by $23.6 million, or 9.9%, to $261.7 million during fiscal 1999 from $238.1 million in fiscal 1998, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 40.8% to 40.2%. The decrease resulted primarily from the mix of products being sold and as a result of lower margins realized from customers and product lines gained through the Company's acquisitions.

      Operating expenses increased by $18.1 million, or 11.2%, to $180.0 million during fiscal 1999 from $161.9 million in fiscal 1998. As a percentage of sales, operating expenses decreased slightly from 27.8% to 27.6%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base, offset in part by expenses required to prepare the Company's new distribution center for operations, additional costs of the new headquarters and expenditures for future growth initiatives.

      Income from operations increased by $5.6 million, or 7.4%, to $81.8 million during fiscal 1999 from $76.2 million in fiscal 1998. The increase was primarily attributable to increased sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses.

      Net income increased by $1.6 million, or 3.4%, to $48.9 million during fiscal 1999 from $47.3 million in fiscal 1998. This increase was primarily the result of previously mentioned increases in sales and gross profit, offset in part by the increase in operating expenses necessary in order to support the increase in volume and to invest in future growth.

Fiscal Year Ended August 29, 1998 Compared to Fiscal Year Ended August 30, 1997

      Net sales increased by $145.0 million, or 33.1%, to $583.0 million in fiscal 1998 from $438.0 million in fiscal 1997. This increase was primarily attributable to an increase in sales to our existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1997 and fiscal 1998. The increase in sales to existing customers was derived primarily from an increase of 11.4% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 9.3%, and the number of active customers increased 21.9% in fiscal 1998, as compared to fiscal 1997. Sales from the companies acquired in 1998 accounted for approximately 3.0% of consolidated net sales.

      Gross profit increased by $58.8 million, or 32.8%, to $238.1 million in fiscal 1998 from $179.3 million in fiscal 1997. The increase in gross profit was attributable to increased sales. As a percentage of sales, gross profit decreased slightly from 40.9% in fiscal 1997 to 40.8% in fiscal 1998. Our gross profit as a percentage of sales from our core business remained constant.

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

      Net income increased by $11.3 million, or 31.4%, to $47.3 million in fiscal 1998, from $36.0 million in fiscal 1997. The increase in net income is primarily attributable to increased sales and gross profit, offset by higher operating expenses.

Quarterly Results and Seasonality

      The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

                                                Year Ended August 29, 1998                       Year Ended August 28, 1999
                                  ------------------------------------------------     ---------------------------------------------
                                    First       Second        Third         Fourth       First       Second       Third       Fourth
                                   Quarter      Quarter      Quarter       Quarter      Quarter      Quarter     Quarter     Quarter
                                  --------     --------     --------      --------     --------     --------    --------    --------
                                                                         (dollars in thousands)
Income Statement Data:
     Net Sales.................   $135,609     $142,520     $155,098      $149,816     $155,451     $160,518    $170,492    $165,042
     Gross Profit..............     55,339       58,185       63,590        60,960       63,761       66,157      68,760      63,051
     Income from operations....     15,256       18,843       22,913        19,163       19,841       25,476      20,964      15,490
     Net income................      9,500       11,662       14,237        11,936       12,060       15,161      12,320       9,312
     Net income per share:
         Basic.................     .14          .17          .21           .18          .18          .23         .18         .14
         Diluted...............     .14          .17          .21           .17          .18          .22         .18         .14

      We have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods. Our quarterly results of operations may also fluctuate as a result of a variety of other factors, including the timing of commencement of operations at new distribution centers.

Liquidity and Capital Resources

      Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, acquisitions and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our revolving credit facility, and a portion of the proceeds from our public offering completed at the end of fiscal 1997. We anticipate that the proceeds from these offerings, our cash flows from operations and available lines of credit will be adequate to support our operations for the immediate future and for at least the next 24 months.

      Under the terms of the credit facility, we have available unsecured borrowings of up to $80.0 million. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (8.25% at August 28,

1999) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum. Our credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. Our credit facility also contains certain financial covenants which require MSC to maintain a minimum net worth, ratio of current assets to current liabilities, ratio of liabilities to effective net worth, minimum interest coverage ratio and positive net income, to refrain from capital expenditures in excess of certain amounts and to limit the issuance of dividends. As of August 28, 1999, the Company was not in compliance with certain financial covenants, but has received a waiver from the respective banks. As of August 28, 1999, the Company had approximately $67.5 million in outstanding borrowings under the credit facility.

      Net cash used in operating activities for the fiscal year ended August 28, 1999 was $5.4 million and net cash provided by operating activities for the fiscal year ended August 29, 1998 was $46.8 million. The decrease in net cash provided by operations resulted from increases in inventory commensurate with the Company's sales growth, the introduction of new products and inventory for the Company's new distribution center, offset in part by an increase in accounts payable.

      Net cash used in investing activities for the fiscal years ended August 28, 1999 and August 29, 1998 was $48.3 million and $51.9 million, respectively. The net usage of cash in fiscal 1999 was primarily attributable to cash paid for construction at the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions. The net usage of cash in fiscal 1998 was primarily attributable to cash paid for acquisitions and to the purchase of a building in Long Island, New York, which began serving as the new corporate headquarters in fiscal 1999.

      Net cash provided by financing activities during the fiscal years ended August 28, 1999 and August 29, 1998 was $47.7 million and $0.4 million, respectively. The increase of approximately $47.3 million is primarily attributable to proceeds received from notes payable, offset in part by the purchase in the open market of approximately 966,000 shares of Class A common stock.

      During fiscal 1999, we repurchased approximately 966,000 shares of MSC's Class A common stock at an average price of $19.41 per share for an aggregate purchase price of approximately $18.8 million. All shares of Class A common stock acquired are being retained in MSC's treasury and reserved for issuance upon the exercise of options granted under MSC's 1995 Stock Option Plan and 1998 Stock Option Plan.

Year 2000 Compliance Plan

      Year 2000 Problem. The Year 2000 problem arises from the historic use of only two digits (rather than four) for the designation of a year in date information within computer programs. If not corrected, any of our equipment or software programs that perform time sensitive calculations may incorrectly identify the year `00' as 1900 instead of 2000, or not recognize it at all. This could result in miscalculations or a major failure of certain systems. We may also be vulnerable to the Year 2000 problems of our customers, suppliers and service vendors and of other companies with which we conduct business (e.g., utility companies, shippers and telecommunications companies).

      State of Readiness. During calendar years 1997 and 1998, we developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that our business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

      1. Renovating internal systems and applications. Our internal systems and applications include Order Entry, Purchasing and Warehouse Management. The applications used in the Order Entry system have been re-written and were phased into MSC's call center and branch locations. This process was completed by May 1999. The applications for the Purchasing and Warehouse Management systems have been modified and our Year 2000 compliance work was completed in August 1999. Many of our applications are already Year 2000 compliant as they were written using a compliant code generator.

      2. Ensuring compliance of peripheral third party systems. We use a number of third party package systems to supplement our internally developed programs. Major systems in this area are our Financial and Inventory Replenishment systems. Our Financial systems have been replaced with a new package and are running on this software. The Inventory Replenishment system has been tested and appears to be Year 2000 compliant. All of our material hardware, including our AS/400 computers, telephone systems, networks, PCs, security systems and time clocks at all MSC locations have been tested as Year 2000 compliant.

      3. Ensuring Year 2000 compliance by external companies that conduct business with MSC. We have contacted all of our major customers, suppliers and vendors to inquire about Year 2000 compliance. We have not received responses from all those contacted, but those who have responded do not indicate any problems at this time. In addition, we have conducted tests to determine whether those business partners with which we currently conduct business electronically are year 2000 compliant. Our tests reveal no problems at this time.

      4. Implementing standards and conducting testing in an effort to ensure that MSC's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

      Cost of Compliance. We believe that the total cost of our Year 2000 compliance plan will be $1.1 million not including the replacement of the Financial system. These costs are expensed as incurred and, to date, we have incurred approximately $1.0 million of such expenses. The Financial systems replacement is a separate project which is estimated to cost approximately $6.0 million and will be capitalized.

      Risks. Although we believe we will have our own systems compliant prior to January 1, 2000, there can be no assurance that we will be able to do so nor can there be any assurance that, even if we complete timely our Year 2000 compliance plan, the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any business partner. In addition, we would continue to bear the risk of a material adverse affect if any of our business partners does not appropriately address its own Year 2000 compliance issues. Although we believe that our major customers are Year 2000 compliant, we are still in the process of reviewing the compliance programs of suppliers and service vendors. Our current estimates of the impact of the Year 2000 problem on our operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis, which costs could be material. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with our computer systems. The inability of MSC or any of our principal suppliers, service vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on our financial condition or results of operation.

      Contingency Plans. We have arranged for alternative methods of placing purchase orders and for the stockpiling of certain inventory items in the event that our suppliers are not Year 2000 compliant. We do not have any other contingency plans with respect to other problems that could arise in our business as a result of the Year 2000 problem. Any of these could have a material adverse effect on our financial condition or results of operation.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term notes payable under an unsecured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The Company has an $80.0 million revolving credit line of which approximately $67.5 million was outstanding at August 28, 1999. The agreement bears interest at the bank's base rate (8.25% at August 28, 1999), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.7 million in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants                                     20

Consolidated Balance Sheets as of August 28, 1999 and August 29, 1998        21

Consolidated Statements of Income for the three fiscal years
 ended August 28, 1999                                                       22

Consolidated Statements of Shareholders' Equity for the three fiscal
 years ended August 28, 1999                                                 23

Consolidated Statements of Cash Flows for the three fiscal years
 ended August 28, 1999                                                       24

Notes to Consolidated Financial Statements                                   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MSC Industrial Direct Co., Inc.:

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of August 28, 1999 and August 29, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 28, 1999 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Melville, New York
October 29, 1999

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                                        August 28,        August 29,
                                            ASSETS                                                         1999              1998
                                                                                                        ---------         ---------
Current Assets:
   Cash and cash equivalents                                                                            $   2,725         $   8,630
   Accounts receivable, net of allowance for doubtful accounts of $5,799 and $3,717,
     respectively                                                                                          90,007            72,940
   Inventories                                                                                            225,542           158,050
   Prepaid expenses and other current assets                                                                4,390             3,524
   Current deferred income taxes                                                                            5,379            11,251
                                                                                                        ---------         ---------
                  Total current assets                                                                    328,043           254,395
                                                                                                        ---------         ---------

Property, Plant and Equipment, net                                                                        106,750            77,493
                                                                                                        ---------         ---------

Other Assets:
   Goodwill                                                                                                67,080            58,574
   Other                                                                                                   12,511            11,240
                                                                                                        ---------         ---------
                                                                                                           79,591            69,814
                                                                                                        ---------         ---------
                                                                                                        $ 514,384         $ 401,702
                                                                                                        =========         =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                     $  23,510         $  14,670
   Accrued liabilities                                                                                     56,979            55,175
   Current portion of long-term notes payable                                                                 306               800
                                                                                                        ---------         ---------

                  Total current liabilities                                                                80,795            70,645

Long-term notes payable                                                                                    69,468             2,430
Other                                                                                                          43                46
Deferred income tax liabilities                                                                             8,451             6,802
                                                                                                        ---------         ---------
                  Total liabilities                                                                       158,757            79,923
                                                                                                        ---------         ---------

Commitments and Contingencies (Note 11)

Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                            --                --
   Class A common stock; $0.001 par value; 100,000,000 shares authorized;
     33,902,048 and 33,683,407 shares issued, 32,761,048 and 33,508,419 shares outstanding,
     respectively                                                                                              34                33
   Class B common stock; $0.001 par value; 50,000,000 shares authorized;
     34,138,778 and 34,142,028 shares, respectively, issued and outstanding                                    34                34
   Additional paid-in capital                                                                             216,977           213,783
   Retained earnings                                                                                      161,687           112,834
   Treasury stock, at cost, 1,141,000 and 174,988 shares, respectively                                    (22,452)           (3,699)
   Deferred stock compensation                                                                               (653)           (1,206)
                                                                                                        ---------         ---------
                  Total shareholders' equity                                                              355,627           321,779
                                                                                                        ---------         ---------
                                                                                                        $ 514,384         $ 401,702
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

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (In thousands, except net income per share data)

                                                                                             For The Fiscal Years Ended
                                                                                  -------------------------------------------------
                                                                                  August 28,          August 29,          August 30,
                                                                                     1999                1998                1997
                                                                                  ---------           ---------           ---------
Net sales                                                                         $ 651,503           $ 583,043           $ 438,003
Cost of goods sold                                                                  389,774             344,969             258,748
                                                                                  ---------           ---------           ---------

                  Gross profit                                                      261,729             238,074             179,255

Operating expenses                                                                  179,958             161,899             120,498
                                                                                  ---------           ---------           ---------

                  Income from operations                                             81,771              76,175              58,757
                                                                                  ---------           ---------           ---------

Other income (expense):
   Interest expense                                                                  (1,576)                (52)               (490)
   Interest income                                                                       62               1,126                 723
   Other income, net                                                                    493                 990                 545
                                                                                  ---------           ---------           ---------
                                                                                     (1,021)              2,064                 778
                                                                                  ---------           ---------           ---------

                  Income before provision for income taxes                           80,750              78,239              59,535

Provision for income taxes                                                           31,897              30,904              23,518
                                                                                  ---------           ---------           ---------

                  Net income                                                      $  48,853           $  47,335           $  36,017
                                                                                  =========           =========           =========

Per share information (Note 3):
Net income per share:
   Basic                                                                          $     .73           $     .70           $     .53
                                                                                  =========           =========           =========
   Diluted                                                                        $     .72           $     .69           $     .53
                                                                                  =========           =========           =========

Shares used in computing net income per share:
   Basic                                                                             67,056              67,756              67,381
                                                                                  =========           =========           =========
   Diluted                                                                           68,317              68,964              68,218
                                                                                  =========           =========           =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED AUGUST 28, 1999
                                 (In thousands)

                                                                 Class A                   Class B
                                                               Common Stock             Common Stock         Additional
                                                               ------------             ------------          Paid-In       Retained
                                                          Shares       Amount       Shares        Amount      Capital       Earnings
                                                        ---------     ---------   ---------     ---------    ---------     ---------
BALANCE, August 31, 1996                                   16,622     $      16      46,950     $      47    $ 145,597     $  29,482

   Secondary public offering of common stock, net of
     costs of offering of $3,304 (Note 9)                   4,000             4          --            --       64,442            --
   Exchange of Class B Common Stock for Class A
     Common Stock                                          12,586            13     (12,586)          (13)          --            --
   Purchase of treasury stock                                  --            --          --            --           --            --
   Cancellation of restricted common stock                    (24)           --          --            --         (228)           --
   Amortization of deferred stock compensation                 --            --          --            --           --            --
   Exercise of common stock options, including
     income tax benefits of $380                              148            --          --            --        1,860            --
   Net income                                                  --            --          --            --           --        36,017
                                                        ---------     ---------   ---------     ---------    ---------     ---------

BALANCE, August 30, 1997                                   33,332            33      34,364            34      211,671        65,499

   Exchange of Class B Common Stock for Class A
     Common Stock (Note 9)                                    222            --        (222)           --           --            --
   Purchase of treasury stock                                  --            --          --            --           --            --
   Cancellation of restricted common stock                     (6)           --          --            --          (57)           --
   Amortization of deferred stock compensation                 --            --          --            --           --            --
   Exercise of common stock options, including
     income tax benefits of $648                              135            --          --            --        2,169            --
   Net income                                                  --            --          --            --           --        47,335
                                                        ---------     ---------   ---------     ---------    ---------     ---------

BALANCE, August 29, 1998                                   33,683            33      34,142            34      213,783       112,834

   Exchange of Class B Common Stock for Class A
     Common Stock                                               3             1          (3)           --           --            --
   Purchase of treasury stock                                  --            --          --            --           --            --
   Cancellation of restricted common stock                    (14)           --          --            --         (133)           --
   Amortization of deferred stock compensation                 --            --          --            --           --            --
   Exercise of common stock options, including
     income tax benefits of $856                              230            --          --            --        3,327            --
    Net income                                                 --            --          --            --           --        48,853
                                                        ---------     ---------   ---------     ---------    ---------     ---------

BALANCE, August 28, 1999                                   33,902     $      34      34,139     $      34    $ 216,977     $ 161,687
                                                        =========     =========   =========     =========    =========     =========

                                                             Treasury Stock
                                                             --------------        Deferred
                                                                      Amount         Stock
                                                          Shares      at cost    Compensation      Total
                                                        ---------    ---------     ---------     ---------
BALANCE, August 31, 1996                                       --    $      --     $  (2,571)    $ 172,571

   Secondary public offering of common stock, net of
     costs of offering of $3,304 (Note 9)                      --           --            --        64,446
   Exchange of Class B Common Stock for Class A
     Common Stock                                              --           --            --            --
   Purchase of treasury stock                                  28         (499)           --          (499)
   Cancellation of restricted common stock                     --           --           228            --
   Amortization of deferred stock compensation                 --           --           600           600
   Exercise of common stock options, including
     income tax benefits of $380                               --           --            --         1,860
   Net income                                                  --           --            --        36,017
                                                        ---------    ---------     ---------     ---------

BALANCE, August 30, 1997                                       28         (499)       (1,743)      274,995

   Exchange of Class B Common Stock for Class A
     Common Stock (Note 9)                                     --           --            --            --
   Purchase of treasury stock                                 147       (3,200)           --        (3,200)
   Cancellation of restricted common stock                     --           --            57            --
   Amortization of deferred stock compensation                 --           --           480           480
   Exercise of common stock options, including
     income tax benefits of $648                               --           --            --         2,169
   Net income                                                  --           --            --        47,335
                                                        ---------    ---------     ---------     ---------

BALANCE, August 29, 1998                                      175       (3,699)       (1,206)      321,779

   Exchange of Class B Common Stock for Class A
     Common Stock                                              --           --            --             1
   Purchase of treasury stock                                 966      (18,753)           --       (18,753)
   Cancellation of restricted common stock                     --           --           133            --
   Amortization of deferred stock compensation                 --           --           420           420
   Exercise of common stock options, including
     income tax benefits of $856                               --           --            --         3,327
    Net income                                                 --           --            --        48,853
                                                        ---------    ---------     ---------     ---------

BALANCE, August 28, 1999                                    1,141    $ (22,452)    $    (653)    $ 355,627
                                                        =========    =========     =========     =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                 For The Fiscal Years Ended
                                                                                         ------------------------------------------
                                                                                        August 28,       August 29,       August 30,
                                                                                           1999             1998             1997
                                                                                         --------         --------         --------
Cash flows from operating activities:
   Net income                                                                            $ 48,853         $ 47,335         $ 36,017
                                                                                         --------         --------         --------
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                          8,730            7,302            5,314
     Amortization of deferred stock compensation                                              420              480              600
     (Gain) loss on disposal of property, plant and equipment                                 (17)             (19)             218
     Provision for doubtful accounts                                                        1,933            1,523            1,127
     Deferred income taxes                                                                  7,521            1,442            2,221
     Changes in operating assets and liabilities, net of effect from acquisitions:
       Accounts receivable                                                                (15,512)         (11,148)          (9,410)
       Inventories                                                                        (64,011)           9,203            5,977
       Prepaid expenses and other current assets                                             (871)            (150)            (172)
       Prepaid federal income tax payments                                                     --               --            4,512
       Other assets                                                                        (1,270)          (4,279)          (1,298)
       Accounts payable and accrued liabilities                                             8,875           (4,842)             673
       Other                                                                                   (3)             (92)              (2)
                                                                                         --------         --------         --------
              Total adjustments                                                           (54,205)            (580)           9,760
                                                                                         --------         --------         --------
              Net cash (used in) provided by operating activities                          (5,352)          46,755           45,777
                                                                                         --------         --------         --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                             (35,481)         (32,456)         (13,528)
   Proceeds from sale of property, plant and equipment                                         17               19               34
   Cash paid for acquisitions, net of cash acquired                                       (12,834)         (19,459)         (33,928)
                                                                                         --------         --------         --------
              Net cash used in investing activities                                       (48,298)         (51,896)         (47,422)
                                                                                         --------         --------         --------

Cash flows from financing activities:
   Net proceeds from public offerings of common stock                                          --               --           64,446
   Purchase of treasury stock                                                             (21,431)            (389)            (499)
   Net proceeds from exercise of common stock options                                       2,471            1,521            1,480
   Net proceeds from (repayments of) notes payable                                         66,544             (885)         (52,330)
   Repayments from affiliates                                                                 161              106              287
                                                                                         --------         --------         --------
              Net cash provided by financing activities                                    47,745              353           13,384
                                                                                         --------         --------         --------

Net (decrease) increase in cash and cash equivalents                                       (5,905)          (4,788)          11,739
Cash and cash equivalents, beginning of year                                                8,630           13,418            1,679
                                                                                         --------         --------         --------
Cash and cash equivalents, end of year                                                   $  2,725         $  8,630         $ 13,418
                                                                                         ========         ========         ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                            $  2,614         $    110         $    443
                                                                                         ========         ========         ========
     Income taxes                                                                        $ 21,436         $ 31,279         $ 20,669
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

1.    BUSINESS:

            The Company is a distributor of industrial equipment and supplies with headquarters in Melville, New York. The Company serves both domestic and international markets through its distribution network, which includes approximately 100 local MSC branches in 37 states, as well as certain other locations related to acquired entities, concentrated in the Eastern and Southern United States, and regional distribution centers in Harrisburg, Pennsylvania; Elkhart, Indiana and Atlanta, Georgia.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year

            The Company's fiscal year ends on the Saturday closest to August 31. The financial statements for fiscal 1999, 1998 and 1997 all contain activity for fifty two weeks.

      Cash and Cash Equivalents

            Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

      Concentration of Credit Risk

            The Company's mix of receivables is diverse, with approximately 193,000 active customer accounts. The Company sells its products directly to end users and, in some cases, to other wholesalers and distributors in its market areas.

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

            The Company capitalizes certain payroll costs associated with the development of internal computer systems in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are included within property, plant and equipment in the accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems, not to exceed five years.

            In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", interest attributable to construction of distribution centers is capitalized as part of the cost of the related buildings during the period prior to which such facilities are available and ready for use.

      Goodwill

            Goodwill shown in the consolidated balance sheets at August 28, 1999 and August 29, 1998 relates to multiple acquisitions completed during the last four fiscal years (Note 4). Goodwill is being amortized on a straight-line basis over 40-year periods. Accumulated amortization was $3,560 and $1,852 as of August 28, 1999 and August 29, 1998, respectively. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Management believes that there is no impairment to goodwill as of August 28, 1999.

      Deferred Catalog Costs

            The costs of producing and distributing the Company's principal catalogs are deferred and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs" ($10,413 and $9,511 at August 28, 1999 and August 29, 1998, respectively). These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

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

      Affiliates

            The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. In connection with the IPO during fiscal 1996, the Company acquired two affiliated companies, Primeline International, Inc. and Kaja Productions, Inc. See Note 11 for discussion of certain related party transactions.

      Fair Value of Financial Instruments

            The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At August 28, 1999, the carrying value of all financial instruments approximated fair value.

      Recently Issued Accounting Pronouncements

      Comprehensive Income

            In fiscal 1999 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the fiscal years ended 1999, 1998 and 1997, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

      Segment Reporting

            In fiscal 1999 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment.

      Derivative Instruments

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

3.    NET INCOME PER SHARE:

            The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

            The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively:

                                               Net Income                         Shares                   Net Income Per Share
                                     -----------------------------     ----------------------------     -------------------------

                                       1999       1998       1997       1999       1998       1997       1999      1998     1997
                                     -------    -------    -------     ------     ------     ------     ------    ------   ------
Basic EPS
 Net income                          $48,853    $47,335    $36,017     67,056     67,756     67,381     $  .73    $  .70   $  .53
 Effect of dilutive employee
  stock options
                                          --         --         --      1,261      1,208        837       (.01)     (.01)      --
                                     -------    -------    -------     ------     ------     ------     ------    ------   ------
Diluted EPS
 Net income                          $48,853    $47,335    $36,017     68,317     68,964     68,218     $  .72    $  .69   $  .53
                                     =======    =======    =======     ======     ======     ======     ======    ======   ======

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

4.    ACQUISITION OF BUSINESSES:

            During fiscal 1999 and 1998, the Company acquired the following businesses:

        Business Acquired                                    Date Acquired
        -----------------                                    -------------

        Fiscal 1999
        Industrial Specialty Company, Inc.                  October 1, 1998
        Direct Line, Inc.                                   January 1, 1999
        Corbin Corporation                                  February 1, 1999

        Fiscal 1998
        Holloway Bros. Tools, Inc.                          March 24, 1998
        RMG Corporation                                     April 10, 1998
        Drake - Atwood Tool & Supply Company, Inc.          April 30, 1998

            The acquisitions described above were accounted for as purchases and were valued based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. These estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of the respective acquisition, and any such adjustments are not expected to be material. Costs in excess of net assets acquired of $70,640 and $60,426 were allocated to goodwill at August 28, 1999 and August 29, 1998, respectively, net of applicable amortization.

           Summarized below are the unaudited pro forma results of operations as though each of these acquisitions had occurred at the beginning of fiscal 1998. Pro forma adjustments have been made for pro forma income taxes and amortization of goodwill related to these transactions.

                                              1999            1998
                                           ---------       ---------
       Pro Forma:
         Net sales                         $ 672,955       $ 639,661
                                           =========       =========
         Net income                        $  49,195       $  48,243
                                           =========       =========

       Net income per share:
         Basic                             $     .73       $     .71
                                           =========       =========
         Diluted                           $     .72       $     .70
                                           =========       =========

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

5.    PROPERTY, PLANT AND EQUIPMENT:

            The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

                                                             Number of Years        August 28, 1999      August 29, 1998
                                                             ---------------        ---------------      ---------------
       Land                                                        --                 $    11,429          $    11,515
       Construction-in-progress (a)                                --                          --                5,338
       Building                                                    40                      35,788               26,772
       Building and leasehold improvements               The lesser of the life
                                                          of the lease or 31.5             19,409                2,878
       Furniture, fixtures and equipment                          3-10                     52,264               41,222
       Automobiles                                                  5                         863                1,051
       Computer systems                                            3-5                     16,697               11,589
                                                                                      -----------          -----------
                                                                                          136,450              100,365

       Less: Accumulated depreciation and amortization                                     29,700               22,872
                                                                                      -----------          -----------
                                                                                      $   106,750          $    77,493
                                                                                      ===========          ===========

            The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,534 and $931 at August 28, 1999 and August 29, 1998, respectively.

      (a) In October 1997, the Company executed an agreement for the purchase of a building in Long Island, New York, which is serving as the new Corporate headquarters. The Company relocated to this new facility during the first quarter of fiscal 1999.

6.    INCOME TAXES:

            The provision for income taxes is comprised of the following:

                                                       For the Fiscal Years Ended
                                     ------------------------------------------------------------
                                     August 28, 1999        August 29, 1998       August 30, 1997
                                     ---------------        ---------------       ---------------
       Current:
           Federal                     $     20,116          $     23,994           $     17,575
           State and local                    4,260                 5,081                  3,722
                                       ------------          ------------           ------------
                                             24,376                29,075                 21,297
                                       ------------          ------------           ------------
       Deferred:
           Federal                            6,204                 1,510                  1,833
           State and local                    1,317                   319                    388
                                       ------------          ------------           ------------
                                              7,521                 1,829                  2,221
                                       ------------          ------------           ------------
                 Total                 $     31,897          $     30,904           $     23,518
                                       ============          ============           ============

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

            Significant components of deferred tax assets and liabilities are as follows:

                                                           August 28, 1999             August 29, 1998
                                                           ---------------             ---------------
Current and non-current deferred tax liabilities:
  Depreciation                                                 $ (8,516)                  $ (4,655)
  Prepaid advertising                                            (4,327)                    (3,757)
  Goodwill                                                         (248)                      (126)
                                                               --------                   --------
                                                                (13,091)                    (8,538)
                                                               --------                   --------
Current and non-current deferred tax assets:
  Accounts receivable                                             1,662                        974
  Inventory                                                       1,804                      6,087
  Deferred compensation                                           4,393                      2,955
  Other                                                           2,160                      2,971
                                                               --------                   --------
                                                                 10,019                     12,987
                                                               --------                   --------
Net Deferred Tax (Liabilities) Assets                          $ (3,072)                  $  4,449
                                                               ========                   ========

            The Company believes that, based upon its consistent history of profitable operations, it is more likely than not that the net deferred tax assets generated through August 28, 1999 will be realized, primarily from the generation of future taxable income.

            Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                  For the Fiscal Years Ended
                                                    ---------------------------------------------------------
                                                    August 28, 1999      August 29, 1998      August 30, 1997
                                                    ---------------      ---------------      ---------------
    U.S. Federal statutory rate                           35.0%                 35.0%                35.0%
    State income taxes, net of Federal benefit             4.5                   4.5                  4.5
                                                          ----                  ----                 ----
    Effective income tax rate                             39.5%                 39.5%                39.5%
                                                          ====                  ====                 ====

7.    ACCRUED LIABILITIES:

            Accrued liabilities consist of the following:

                                                   August 28, 1999        August 29, 1998
                                                   ---------------        ---------------
    Accrued purchases                                $    14,964            $     7,051
    Accrued payroll and bonus                             16,489                 17,354
    Accrued fringe benefits                                4,784                  4,205
    Accrued restructuring and relocation charges           4,913                 12,527
    Accrued catalog                                        3,708                  3,374
    Accrued other                                         12,121                 10,664
                                                     -----------            -----------
             Total accrued liabilities               $    56,979            $    55,175
                                                     ===========            ===========

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

8.    LONG-TERM NOTES PAYABLE:

            Long-term notes payable consist of the following:

                                                                    August 28,1999         August 29, 1998
                                                                    --------------         ---------------
       Revolving credit agreement (a)                                 $    67,450            $        --
       Term notes payable (b)                                               2,324                  3,230
                                                                      -----------            -----------
                                                                           69,774                  3,230
       Less: Current portion                                                  306                    800
                                                                      -----------            -----------
                                                                      $    69,468            $     2,430
                                                                      ===========            ===========

           Maturities of notes payable are as follows:

           Fiscal Year
           2000                                           $       306
           2001                                                67,693
           2002                                                   239
           2003                                                   236
           2004                                                   162
           Thereafter                                           1,138
                                                          -----------
                                                          $    69,774

      (a) As of August 28, 1999, the Company had an unsecured revolving credit agreement with a bank, as agent for a group of banks, which provides for maximum borrowings of $80,000 expiring on May 31, 2001. During the term of the agreement, the Company can borrow at the bank's base rate (8.25% at August 28, 1999), bankers acceptance ("BA") rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. A facility fee of one-eighth of one percent (0.125%) per annum is payable on the unused portion of the credit. The agreement contains certain covenants including, but not limited to, restrictions related to indebtedness, net worth, capital expenditures and the payment of dividends. As of August 28, 1999, the Company was not in compliance with all covenants and accordingly received a waiver from the respective banks.

      (b) The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and which bears interest at 3% per annum and is payable in monthly installments of approximately $20 through September 2011.

9.    CAPITAL STOCK TRANSACTIONS:

      Common Stock Offerings

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

      Treasury Stock Purchases

            During fiscal 1999 and 1998, the Company repurchased 966 and 147 shares of its Class A Common Stock for $18,753 and $3,200, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

            During fiscal 1999, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to 5,000 shares of the Company's common stock. The plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. As of August 28, 1999, the Company had repurchased 1,141 shares for an aggregate cash purchase price of $22,452 (including the 966 shares of treasury stock described above).

10.   EMPLOYEE BENEFIT PLANS:

      Savings Plan

            The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all employees who have completed at least one month of service with the Company. For fiscal 1999, 1998 and 1997, the Company contributed $497, $1,172 and $1,233, respectively, to the plan. Company contributions are discretionary.

      Stock Option Plan

            The Company maintains the MSC Industrial Direct Co., Inc. 1995 and 1998 Stock Option Plans, pursuant to which options to purchase 6,000 shares of Class A common stock may be granted. Options may be granted to key employees, directors and consultants over terms not to exceed ten years and they generally vest ratably over 5 years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

            A summary of the status of the Company's stock option plan at August 28, 1999, August 29, 1998 and August 30, 1997 and changes during the years then ended is presented in the table and narrative below:

                                                       1999                     1998                       1997
                                               -------------------     ---------------------      ----------------------
                                                          Weighted                  Weighted                    Weighted
                                                           Average                   Average                     Average
                                                          Exercise                  Exercise                    Exercise
                                               Shares       Price        Shares       Price         Shares        Price
                                               ------       -----        ------       -----         ------        -----
   Outstanding - beginning of year              3,030      $15.20         2,178      $12.25          1,512       $10.18
       Granted                                  3,043       14.28         1,149       19.41            852        15.45
       Exercised                                 (197)      10.76          (135)      11.26           (148)       10.15
       Cancelled/forfeited                        (59)      15.67          (162)      13.86            (38)        9.97
                                             --------                  --------                   --------
   Outstanding - end of year                    5,817       14.69         3,030       15.20          2,178        12.25
                                             ========                  ========                   ========
   Exercisable - end of year                    1,143       13.68           588       12.34            186        10.77
                                             ========                  ========                   ========
   Weighted average fair value of options
     granted                                 $  14.28                  $  19.70                   $  16.39
                                             ========                  ========                   ========

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1999         1998         1997
                                                ----         ----         ----

         Expected life (years)                  7.5           7.5         7.5
         Risk-free interest rate                4.7%          4.4%       6.86%
         Volatility                            53.1%         38.0%       35.0%
         Dividend yield                         0.0%          0.0%        0.0%

            The following table summarizes information about stock options outstanding at August 28, 1999:

                                Number of Options      Weighted Average       Weighted       Number of Options        Weighted
                                 Outstanding at           Remaining            Average        Exercisable at          Average
Range of Exercise Prices         August 28, 1999       Contractual Life    Exercise Price     August 28, 1999      Exercise Price
------------------------         ---------------       ----------------    --------------     ---------------      --------------
$     9.50 -   $  14.25                3,848                 8.4               $ 13.07               560             $  9.83
     14.26 -      21.39                1,919                 8.0                 17.62               574               17.23
     21.40 -      28.06                   50                 8.7                 26.59                 9               26.92
                                       -----                 ---               -------             -----             -------
                                       5,817                 8.2               $ 14.69             1,143             $ 13.68
                                       =====                 ===               =======             =====             =======

            The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                                          1999          1998           1997
                                                                          ----          ----           ----
        Net income:                             As reported            $ 48,853      $ 47,335       $ 36,017
                                                Pro forma                38,439        41,924         33,805

        Net income per share - basic            As reported            $   .73       $   .70        $   .53
                                                Pro forma                  .57           .62            .50

        Net income per share - diluted          As reported            $   .72       $   .69        $   .53
                                                Pro forma                  .56           .61            .50

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

            The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

      Restricted Stock Plan

            The Company also adopted the Restricted Stock Plan in fiscal 1996, whereby the Company awarded 314 shares of Class A common stock to various employees. Employees vest in their ownership of these shares at the end of five years, prior to which such shares are forfeited upon the departure of the employees. The value of these shares at the grant date ($2,981) is included as a separate component of shareholders' equity, and the related compensation charge is being recorded ratably over the five year vesting period. During fiscal 1999, 33 shares vested and 14 additional shares were cancelled or forfeited. At August 28, 1999, 115 and 58 restricted shares were outstanding and exercisable, respectively.

11.   COMMITMENTS AND CONTINGENCIES:

      Leases

            Certain of the operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2005. At August 28, 1999, approximate minimum annual rentals on such leases are as follows:

                                         Total (Including
                                           Related Party           Related Party
                 Fiscal Year               Commitments)             Commitments
                 -----------               ------------             -----------

                 2000                       $   3,882               $   1,446
                 2001                           3,216                   1,399
                 2002                           2,301                   1,391
                 2003                           1,965                   1,354
                 2004                           1,632                   1,265
                 Thereafter                     7,387                   7,220

            Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 1999, 1998 and 1997 was approximately $4,616, $4,795 and $4,672, respectively, including approximately $1,554, $1,702 and $2,053, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms, which approximate fair market value.

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands, except per share, estimated lives and customer amounts)
                                  (CONTINUED)

      Self-Insurance

            The Company has a self-insured group health insurance plan. The Company is responsible for all covered claims to a maximum liability of $200 per participant during a September 1 plan year. Benefits paid in excess of $200 are reimbursed to the plan under the Company's individual stop loss policy. Group health insurance expense for fiscal 1999, 1998 and 1997 was approximately $9,881, $7,003 and $5,200, respectively.

      Employment Agreements

            The Company has entered into employment and consulting agreements with various of the Company's officers and with the selling shareholders of acquired businesses (Note 4). The future minimum commitments under these agreements are as follows:

                                       Number of                 Aggregate
              Fiscal Year             Individuals              Annual Amount
              -----------             -----------              -------------

                 2000                     24                      $1,875
                 2001                      7                       1,147
                 2002                      5                         908
                 2003                      4                         775
                 2004                      4                         575

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2000 (the "1999 Proxy Statement"), which is incorporated herein by this reference.

Item 11.      EXECUTIVE COMPENSATION.

              Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1999 Proxy Statement, which is incorporated herein by this reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by this reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 28, 1999.

            Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 19 herein.

         a.       Exhibits

    Exhibit       Description
      No.
    ------
    *3.01         Certificate of Incorporation of Registrant.
    *3.02         By-laws of Registrant.
    *4.01         Specimen Class A Common Stock Certificate.
   *10.01         Registrant's 1995 Stock Option Plan.
    10.02         Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).
   *10.03         Employment Agreement, dated as of January 2, 1994, between
                  Registrant and Sidney Jacobson, as amended on October 31,
                  1995.
   *10.04         Employment Agreement, dated as of August 1, 1994, between
                  Registrant and Mitchell Jacobson.
   *10.05         Amended and Restated Credit Agreement, dated as of April 27,
                  1995, between the Registrant and the banks named therein, as amended as of August 25, 1995.
    10.06         Severance  and Release Agreement, dated as of March 1, 1999, between Registrant and Steven Tudor.
    10.07         Agreement, dated as of January 8, 1999, between the Registrant and David Sandler.
    10.08         Agreement, dated as of January 8, 1999, between the Registrant and James Schroeder.
    21.01         List of Subsidiaries
    23.01         Consent of Arthur Andersen LLP
    27.01         Financial Data Schedule

----------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

         b.       Financial Statement Schedules

                  For the three fiscal years ended August 28, 1999

                                                                            Page
                                                                            ----
                  Report of Independent Public Accountants on Schedule II ...S-1
                  Schedule II - Valuation and Qualifying Accounts ...........S-2

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

MSC INDUSTRIAL DIRECT CO., INC.

Dated:  November 8, 1999                      By: /s/ Mitchell Jacobson
                                                  -----------------------------
                                                  Mitchell Jacobson
                                                  Chairman, President and Chief
                                                   Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                      Title                                       Date
            ---------                                      -----                                       ----
/s/ Mitchell Jacobson                    Chairman of the Board of Directors, President,         November 8, 1999
-----------------------------            Chief Executive Officer and Director
Mitchell Jacobson

/s/ Sidney Jacobson                      Vice-Chairman of the Board of Directors                November 8, 1999
-----------------------------
Sidney Jacobson

/s/ Shelley Boxer                        Vice President, Chief Financial Officer and            November 8, 1999
-----------------------------            Director (Principal Accounting Officer)
Shelley Boxer

/s/ David Sandler                        Executive Vice President and Director                  November 8, 1999
-----------------------------
David Sandler

/s/ James Schroeder                      Senior Vice President-Logistics and Director           November 8, 1999
-----------------------------
James Schroeder

/s/ Denis Kelly                          Director                                               November 8, 1999
-----------------------------
Denis Kelly

/s/ Raymond Langton                      Director                                               November 8, 1999
-----------------------------
Raymond Langton

/s/ Roger Fradin                         Director                                               November 8, 1999
-----------------------------
Roger Fradin

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To MSC Industrial Direct Co., Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 29, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen LLP
Melville, New York
October 29, 1999

                                                                     SCHEDULE II

                MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Balance at      Charged to    Charged to
                                                        Beginning        Costs and       Other                           Balance at
                                                         of Year         Expenses      Accounts         Deductions       End of Year
                                                         -------         --------      --------         ----------       -----------
For the fiscal year ended August 30, 1997
   Allowance for doubtful accounts                       $1,319           $1,127          $542 (a)          $958            $2,030
                                                         ======           ======        ======            ======            ======

For the fiscal year ended August 29, 1998
   Allowance for doubtful accounts                       $2,030           $1,523          $926 (a)          $762            $3,717
                                                         ======           ======        ======            ======            ======

For the Fiscal year ended August 28, 1999
   Allowance for doubtful accounts                       $3,717           $1,933        $1,332 (a)        $1,183            $5,799
                                                         ======           ======        ======            ======            ======

(a)  Comprised of valuation accounts of acquired entities