Form 10-Q
period 1999-11-27
MSC INDUSTRIAL DIRECT CO INC
filed 2000-01-11
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   Commission file number: 1-14130
November 27, 1999

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

                                 Yes |X| No |_|

      As of January 7, 2000, 33,919,489 shares of Class A Common Stock and 34,138,778 shares of Class B Common Stock of the registrant were outstanding.

                       MSC INDUSTRIAL DIRECT CO., INC.

                                    INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets -
        November 27, 1999 and August 28, 1999                                  3

        Consolidated Statements of Income -
        Thirteen weeks ended November 27, 1999 and November 28, 1998           4

        Consolidated Statement of Shareholders' Equity -
        Thirteen weeks ended November 27, 1999                                 5

        Consolidated Statements of Cash Flows -
        Thirteen weeks ended November 27,1999 and November 28, 1998            6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

(in thousands, except share data)                                                     November 27,    August 28,
                                                                                          1999           1999
                                                                                      -----------      ---------
                                                                                      (unaudited)      (audited)

                                         ASSETS
Current Assets:
   Cash and cash equivalents                                                            $   4,029    $   2,725
   Accounts receivable, net of allowance for doubtful
      accounts of $5,705 and $5,799, respectively                                          98,171       90,007
   Inventories                                                                            246,268      225,542
   Due from officers, employees and affiliated companies                                      368          499
   Prepaid expenses and other current assets                                                3,838        3,891
   Current deferred income taxes                                                            4,791        5,379
                                                                                        ---------    ---------
      Total current assets                                                                357,465      328,043
                                                                                        ---------    ---------
Property, Plant and Equipment, net                                                        107,940      106,750
                                                                                        ---------    ---------
Other Assets:
   Goodwill                                                                                66,639       67,080
   Other                                                                                   10,502       12,511
                                                                                        ---------    ---------
                                                                                           77,141       79,591
                                                                                        ---------    ---------
                                                                                        $ 542,546    $ 514,384
                                                                                        =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                     $  19,305    $  23,510
   Accrued liabilities                                                                     60,595       56,979
   Current portion of notes payable                                                         7,314          306
                                                                                        ---------    ---------
      Total current liabilities                                                            87,214       80,795
Long-term notes payable                                                                    79,940       69,468
Other                                                                                          43           43
Deferred income tax liabilities                                                             8,863        8,451
                                                                                        ---------    ---------
      Total liabilities                                                                   176,060      158,757
                                                                                        ---------    ---------
Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding            --           --
   Class A common stock; $0.001 par value; 100,000,000 shares authorized; 33,914,048
      and 33,902,048 shares issued, 32,773,048 and 32,761,048 shares outstanding,              34           34
      respectively
   Class B common stock; $0.001 par value; 50,000,000 shares
      authorized; 34,138,778 shares issued and outstanding                                     34           34
   Additional paid-in capital                                                             217,240      216,977
   Retained earnings                                                                      172,178      161,687
   Treasury stock, at cost; 1,141,000 shares of Class A                                   (22,452)     (22,452)
      common stock held
   Deferred stock compensation                                                               (548)        (653)
                                                                                        ---------    ---------
      Total shareholders' equity                                                          366,486      355,627
                                                                                        ---------    ---------
                                                                                        $ 542,546    $ 514,384
                                                                                        =========    =========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.

                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Thirteen Weeks Ended
                                                                --------------------------
(in thousands, except per share data)                           November 27,   November 28,
                                                                    1999           1998
                                                                -----------    -----------

Net sales                                                         $ 182,761      $ 155,451

Cost of goods sold                                                  111,541         91,690
                                                                  ---------      ---------

        Gross profit                                                 71,220         63,761

Operating expenses                                                   52,781         43,920
                                                                  ---------      ---------
        Income from operations                                       18,439         19,841
                                                                  ---------      ---------
Other Income (Expense):

   Interest income                                                       12             25

   Interest expense                                                  (1,089)           (89)

   Other income, net                                                     65            158
                                                                  ---------      ---------

                                                                     (1,012)            94
                                                                  ---------      ---------

        Income before provision for income taxes                     17,427         19,935

Provision for income taxes                                            6,936          7,875
                                                                  ---------      ---------

        Net income                                                $  10,491      $  12,060
                                                                  =========      =========

Per Share Information (Note 2):

   Net income per common share:

      Basic                                                       $    0.16      $    0.18
                                                                  =========      =========

      Diluted                                                     $    0.16      $    0.18
                                                                  =========      =========

   Common shares used in computing per share amounts (Note 2):

      Basic                                                          67,086         67,112
                                                                  =========      =========

      Diluted                                                        67,303         68,531
                                                                  =========      =========

  The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                   Class A           Class B
(in thousands)                                  Common Stock      Common Stock     Additional                  Treasury Stock
                                               ---------------   ---------------    Paid-In     Retained   ----------------------
                                               Shares   Amount   Shares   Amount    Capital     Earnings   Shares  Amount at Cost
                                               ------   ------   ------   ------    -------     --------   ------  --------------

Thirteen weeks ended November 27, 1999:

Balance, August 28, 1999                        33,902   $34      34,139   $34     $216,977     $161,687    1,141     $(22,452)

Exercise of common stock options, including         12    --          --    --          263           --       --           --
related tax benefits

Net income                                          --    --          --    --           --       10,491       --           --

Amortization of deferred stock compensation         --    --          --    --           --           --       --           --
                                                ------   ---      ------   ---     --------     --------    -----     --------
Balance, November 27, 1999                      33,914   $34      34,139   $34     $217,240     $172,178    1,141     $(22,452)
                                                ======   ===      ======   ===     ========     ========    =====     ========

(in thousands)                                   Deferred
                                                  Stock
                                               Compensation     Total
                                               ------------     -----

Thirteen weeks ended November 27, 1999:

Balance, August 28, 1999                         $(653)       $355,627

Exercise of common stock options, including         --             263
related tax benefits

Net income                                          --          10,491

Amortization of deferred stock compensation        105             105
                                                 -----        --------
Balance, November 27, 1999                       $(548)       $366,486
                                                 =====        ========

 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Thirteen Weeks Ended
                                                                --------------------------
(in thousands, except per share data)                           November 27,   November 28,
                                                                    1999           1998
                                                                -----------    -----------
Cash Flows from Operating Activities:

Net income                                                        $  10,491      $  12,060
                                                                  ---------      ---------
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:

   Depreciation and amortization                                      3,068          2,081
   Amortization of deferred stock compensation                          105            105
   Provision for doubtful accounts                                      479            729
   Deferred income taxes                                              1,000           (513)

   Changes in operating assets and liabilities, net of effect from acquisitions:

      Accounts receivable                                            (8,643)        (9,361)
      Inventories                                                   (20,726)        (5,812)
      Prepaid expenses and other current assets                          53            283
      Other assets                                                    2,009          2,035
      Accounts payable and accrued liabilities                         (589)         9,308
                                                                  ---------      ---------

                                                                    (23,244)        (1,145)
                                                                  ---------      ---------

         Net cash (used in) provided by operating activities        (12,753)        10,915
                                                                  ---------      ---------

Cash Flows from Investing Activities:

   Expenditures for property, plant and equipment                    (3,817)       (13,324)
   Cash paid for acquisitions, net of cash acquired                      --         (6,000)
                                                                  ---------      ---------

              Net cash used in investing activities                  (3,817)       (19,324)
                                                                  ---------      ---------

Cash Flows from Financing Activities:

   Purchase of treasury stock                                            --        (22,150)
   Net proceeds from exercise of common stock options                   263            368
   Net proceeds from notes payable                                   17,480         24,853
   Net advances to affiliates                                           131             34
                                                                  ---------      ---------

         Net cash provided by financing activities                   17,874          3,105
                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents                  1,304         (5,304)

Cash and cash equivalents - beginning of period                       2,725          8,630
                                                                  ---------      ---------

Cash and cash equivalents - end of period                         $   4,029      $   3,326
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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in MSC's annual report on Form 10-K for the year ended August 28, 1999. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      The Company's fiscal year ends on the Saturday nearest August 31 of each year.

2. The Company follows the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires the Company to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the diluted effect of common stock equivalents using the treasury stock method.

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                 Thirteen Weeks Ended
                              -------------------------
                              November 27,  November 28,
                                  1999          1998
                              -------------------------

Net income for EPS
   Computation                    $10,491       $12,060
                                  =======       =======
Basic EPS:

    Weighted average
    Common shares                  67,086        67,112
                                  =======       =======
Basic EPS                         $  0.16       $  0.18
                                  =======       =======
Diluted EPS:

    Weighted average
    Common shares                  67,086        67,112

    Shares issuable from
    Assumed conversion of
    Common stock equivalents          217         1,419
                                  -------       -------
    Weighted average common
    Shares and common stock
    equivalents                    67,303        68,531
                                  =======       =======
Diluted EPS                       $  0.16       $  0.18
                                  =======       =======

3. In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the first quarter of fiscal 1999 and fiscal 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

4. In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment.

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

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

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,211 page master catalog offers over 400,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's four distribution centers and approximately 100 customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of Operations -
Thirteen weeks ended November 27, 1999 and November 28, 1998

Net sales increased by $27.3 million, or 17.6%, to $182.8 million in the first quarter of fiscal 2000 from $155.5 million in the first quarter of fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made in fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $7.4 million, or 11.6%, to $71.2 million in the first quarter of fiscal 2000 from $63.8 million in the first quarter of fiscal 1999. The dollar increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.0% to 39.0%. The percentage decrease resulted primarily from the mix of products being sold and as a result of lower margins realized from customers and product lines added through the Company's acquisitions.

Operating expenses increased by $8.9 million, or 20.3%, to $52.8 million in the first quarter of fiscal 2000 from $43.9 million in the first quarter of fiscal 1999. As a percentage of sales, operating expenses increased from 28.3% to 28.9%. The increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening costs, and higher depreciation costs from expenditures for property, plant and equipment.

Income from operations decreased by $1.4 million, or 7.1%, to $18.4 million in the first quarter of fiscal 2000 from $19.8 million in the first quarter of fiscal 1999. The decrease was primarily attributable to an increase in operating expenses, offset by an increase in sales and gross profit.

Interest expense increased by $1.0 million to $1.1 million in the first quarter of fiscal 2000 from $.1 million in the first quarter of fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center.

Provision for income taxes and net income: The effective tax rate was 39.8 percent for the first quarter of fiscal 2000 as compared to 39.5 percent in the prior year. Net income decreased by $1.6 million, or 13.2%, to $10.5 million in the first quarter of fiscal 2000 from $12.1 million in the first quarter of fiscal 1999. This decrease was primarily the result of previously mentioned increases in operating expenses, interest expense and income taxes, offset by increases in sales and gross profit.

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

Under the terms of the credit facility, we have available unsecured borrowings of up to $80.0 million. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (8.50% at November 27, 1999) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum. Our credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. Our credit facility also contains certain financial covenants which require MSC to maintain a minimum net worth, ratio of current assets to current liabilities, ratio of liabilities to effective net worth, minimum interest coverage ratio and positive net income, to refrain from capital expenditures in excess of certain amounts and to limit the issuance of dividends. As of November 27, 1999, the Company had approximately $78.0 million in outstanding borrowings under the credit facility.

Net cash used in operating activities for the 13 week period ended November 27, 1999 was $12.8 million and the net cash provided by operating activities for the 13 week period ended November 28, 1998 was $10.9 million. The decrease in net cash provided by operations resulted from increases in inventory commensurate with the Company's sales growth, the introduction of new products and inventory for the Company's new distribution center, and an increase in accounts payable.

Net cash used in investing activities for the 13 week periods ended November 27, 1999 and November 28, 1998 was $3.8 million and $19.3 million, respectively. The net usage of cash in the first three months of fiscal 2000 was primarily attributable to expenditures for property, plant and equipment. The net usage of cash in the first three months of fiscal 1999 was primarily attributable to cash paid for construction of the new Corporate headquarters, expenditures related to the construction of a new distribution center and cash paid for an acquisition.

Net cash provided by financing activities was $17.9 million and $3.1 million for the 13 week periods ended November 27, 1999 and November 28, 1998, respectively. Net cash provided by financing activities for the first three months of fiscal 2000 reflected proceeds received from notes payable. Net cash provided by financing activities for the first three months of fiscal 1999 was primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock, of which approximately 31,000 shares were subsequently reissued under the 1998 Associate Stock Purchase Plan.

The Company believes that cash flow from operations will be sufficient to fund future growth and meet planned capital expenditure needs in the near future. The company is currently in the process of evaluating and expanding its loan arrangements to provide additional sources of capital for future investment spending.

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

      Year 2000 Compliance Plan. During calendar years 1997 and 1998, we developed and began to implement a Year 2000 compliance plan using internal and external resources in an effort to ensure that our business is not interrupted by the Year 2000 problem. MSC's Year 2000 compliance plan is broken into four components:

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

      2. Ensuring compliance of peripheral third party systems. We use a number of third party package systems to supplement our internally developed programs. Major systems in this area are our Financial and Inventory Replenishment systems. Our Financial systems have been replaced with a new package and are running on this software. The Inventory Replenishment system has been tested as Year 2000 compliant. All of our material hardware, including our AS/400 computers, telephone systems, networks, PCs, security systems and time clocks at all MSC locations have been tested as Year 2000 compliant.

      3. Ensuring Year 2000 compliance by external companies that conduct business with MSC. In 1999, we contacted all of our major customers, suppliers and vendors to inquire about Year 2000 compliance. We did not receive responses from all those contacted, but those who responded did not indicate any problems. In addition, in 1999 we conducted tests to determine whether those business partners with which we currently conduct business electronically are year 2000 compliant. Our tests revealed no problems.

      4. Implementing standards and conducting testing in an effort to ensure that MSC's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

      Cost of Compliance. We believe that the total cost of our Year 2000 compliance plan will be $1.2 million not including the replacement of the Financial system. These costs are expensed as incurred and, to date, we have incurred approximately $1.0 million of such expenses. The Financial systems replacement is a separate project which cost approximately $6.0 million and has been capitalized.

      Risks. As of the date of this report, we have not experienced any difficulties associated with the Year 2000 problem that would have a material adverse effect on our systems or operations. Although we believe our own systems to be Year 2000 compliant, there can be no assurance that during the course of the calendar year 2000, we will not experience a disruption that would have a material adverse effect on our financial condition or results of operation or that our system will work properly in conjunction with the systems of any business partner. In addition, we continue to bear the risk of a material adverse affect if any of our business partners has not appropriately addressed its own Year 2000 compliance issues. Although we believe that our major customers are Year 2000 compliant, there can be no assurance at this time that such other companies have achieved Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with our computer systems. The inability of our principal suppliers, service vendors or customers to be Year 2000 compliant could have a material adverse effect on our financial condition or results of operation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's principal financial instrument is long-term notes payable under an unsecured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The Company has an $80.0 million revolving credit line of which approximately $78.0 million was outstanding at November 27, 1999. The agreement bears interest at the bank's base rate (8.50% at November 27, 1999), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.45% to 0.75% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.8 million in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

            27 Financial data schedule for the quarter ended November 27, 1999.

      Reports on Form 8-K:

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MSC INDUSTRIAL DIRECT CO., INC.
                                           (Registrant)


Dated: January 11, 2000           By: /s/ Mitchell Jacobson
      -----------------------        -----------------------------------------
                                     President and Chief Executive Officer


Dated: January 11, 2000           By: /s/ Shelley M. Boxer
      -----------------------        -----------------------------------------
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)