Form 10-Q
period 2000-02-26
MSC INDUSTRIAL DIRECT CO INC
filed 2000-04-11
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                            Commission File No.: 1-14130
ended February 26, 2000

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

                                 Yes |X| No |_|

      As of April 7, 2000, 34,049,863 shares of Class A Common Stock and 34,138,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets -
        February 26, 2000 and August 28, 1999                                  3

        Consolidated Statements of Income -
        Thirteen and twenty-six weeks ended February 26, 2000 and
        February 27, 1999                                                      4

        Consolidated Statement of Shareholders' Equity -
        Twenty-six weeks ended February 26, 2000                               5

        Consolidated Statements of Cash Flows -
        Twenty-six weeks ended February 26, 2000 and February 27, 1999         6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 6. Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

(in thousands, except share data)                                                     February 26,     August 28,
                                                                                          2000            1999
                                                                                          ----            ----
                                                                                       (unaudited)      (audited)
                                ASSETS
                                ------
Current Assets:
     Cash and cash equivalents                                                           $   3,607     $   2,725
     Accounts receivable, net of allowance for doubtful
         accounts of  $5,764 and $5,799, respectively                                      104,838        90,007
     Inventories                                                                           257,966       225,542
     Due from officers, employees and affiliated companies                                     360           499
     Prepaid expenses and other current assets                                               4,202         3,891
     Current deferred income taxes                                                           3,942         5,379
                                                                                         ---------     ---------
                Total current assets                                                       374,915       328,043
                                                                                         ---------     ---------
Investment in unconsolidated affiliate (Note 6)                                              2,207            --
Investments, at cost (Note 7)                                                                5,000            --
Property, plant and equipment, net                                                         110,486       106,750
Goodwill                                                                                    66,197        67,080
Other assets                                                                                 8,836        12,511
                                                                                         ---------     ---------
                                                                                         $ 567,641     $ 514,384
                                                                                         =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
     Accounts payable                                                                    $  14,881     $  23,510
     Accrued liabilities                                                                    58,141        56,979
     Current portion of notes payable                                                          296           306
                                                                                         ---------     ---------
              Total current liabilities                                                     73,318        80,795
Long-term notes payable                                                                    105,339        69,468
Other long-term liabilities                                                                     43            43
Deferred income tax liabilities                                                              7,784         8,451
                                                                                         ---------     ---------
              Total liabilities                                                            186,484       158,757
                                                                                         ---------     ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding           --            --
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 33,975,408
         and 33,902,048  shares issued, 32,834,408 and 32,761,048 shares outstanding,           34            34
         respectively
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
            34,138,778 shares issued and outstanding                                            34            34
     Additional paid-in capital                                                            218,193       216,977
     Retained earnings                                                                     185,791       161,687
     Treasury stock, at cost; 1,141,000 of Class A
            common stock held                                                              (22,452)      (22,452)
     Deferred stock compensation                                                              (443)         (653)
                                                                                         ---------     ---------
              Total shareholders' equity                                                   381,157       355,627
                                                                                         ---------     ---------
                                                                                         $ 567,641     $ 514,384
                                                                                         =========     =========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                           Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                         -------------------------    -------------------------
(in thousands, except per share data)    February 26,  February 27,   February 26,  February 27,
                                             2000          1999           2000          1999
                                         -----------   -----------    -----------   -----------

Net sales                                  $ 198,233     $ 160,518      $ 380,994     $ 315,969

Cost of goods sold                           122,060        94,361        233,601       186,051
                                           ---------     ---------      ---------     ---------

         Gross profit                         76,173        66,157        147,393       129,918

Operating expenses                            51,727        40,681        104,508        84,601
                                           ---------     ---------      ---------     ---------

         Income from operations               24,446        25,476         42,885        45,317
                                           ---------     ---------      ---------     ---------

Other Income (Expense):

     Interest income                               4            33             16            58

     Interest expense                         (1,398)         (613)        (2,487)         (702)

     Equity in loss of unconsolidated
     affiliate (Note 6)                         (465)           --           (465)           --

     Other income, net                            62           164            127           322
                                           ---------     ---------      ---------     ---------

                                              (1,797)         (416)        (2,809)         (322)
                                           ---------     ---------      ---------     ---------

         Income before provision
         for income taxes                     22,649        25,060         40,076        44,995

Provision for income taxes                     9,036         9,899         15,972        17,774
                                           ---------     ---------      ---------     ---------

         Net income                        $  13,613     $  15,161      $  24,104     $  27,221
                                           =========     =========      =========     =========

Per Share Information (Note 2):
  Net income per common share:

     Basic                                 $    0.20     $    0.23      $    0.36     $    0.41
                                           =========     =========      =========     =========

     Diluted                               $    0.20     $    0.22      $    0.36     $    0.40
                                           =========     =========      =========     =========

Common shares used in computing
per share amounts (Note 2):
     Basic                                    67,110        66,751         67,098        66,930
                                           =========     =========      =========     =========

     Diluted                                  68,063        69,026         67,736        68,899
                                           =========     =========      =========     =========


 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                                  Class A            Class B                                  Treasury Stock
(in thousands)                                 --------------     --------------   Additional               ------------------
                                                Common Stock       Common Stock      Paid-In     Retained           Amount at
                                               Shares  Amount     Shares  Amount     Capital     Earnings   Shares     Cost
                                               ------  ------     ------  ------     -------     --------   ------     ----
Twenty-six weeks ended February 26, 2000:
-----------------------------------------
Balance, August 28, 1999                       33,902     $34     34,139     $34     $216,977    $161,687    1,141   $(22,452)

Exercise of common stock options, including
 related tax benefits                              73      --         --      --        1,216          --       --         --

Net income                                         --      --         --      --           --      24,104       --         --

Amortization of deferred stock compensation        --      --         --      --           --          --       --         --
                                               ------     ---     ------     ---     --------    --------    -----   --------

Balance, February 26, 2000                     33,975     $34     34,139     $34     $218,193    $185,791    1,141   $(22,452)
                                               ======     ===     ======     ===     ========    ========    =====   ========



(in thousands)                                    Deferred
                                                   Stock
                                                Compensation    Total
                                                ------------    -----
Twenty-six weeks ended February 26, 2000:
-----------------------------------------
Balance, August 28, 1999                           $(653)      $355,627

Exercise of common stock options, including
 related tax benefits                                 --          1,216

Net income                                            --         24,104

Amortization of deferred stock compensation          210            210
                                                   -----       --------

Balance, February 26, 2000                         $(443)      $381,157
                                                   =====       ========

 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                             Twenty - Six Weeks Ended
                                                                          --------------------------
                                                                          February 26,  February 27,
                                                                               2000         1999
                                                                               ----         ----
Cash Flows from Operating Activities:

Net income                                                                  $  24,104     $  27,221
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:

      Equity in loss of unconsolidated affiliate                                  465            --
      Depreciation and amortization                                             6,443         4,459
      Amortization of deferred stock compensation                                 210           210
      Provision for doubtful accounts                                           1,264         1,335
      Deferred income taxes                                                       770           947

      Changes in operating assets and liabilities, net of effect from acquisitions:

             Accounts receivable                                              (16,096)      (10,241)
             Inventories                                                      (32,424)      (21,528)
             Prepaid expenses and other current assets                           (309)          239
             Other assets                                                       3,675         3,817
             Accounts payable and accrued liabilities                          (7,125)       (1,156)
                                                                            ---------     ---------
                                                                              (43,127)      (21,918)
                                                                            ---------     ---------

                    Net cash (used in) provided by operating activities       (19,023)        5,303
                                                                            ---------     ---------

Cash Flows from Investing Activities:
    Expenditures for property, plant and equipment                             (9,296)      (25,983)
    Cash paid for acquisitions, net of cash acquired                               --       (12,882)
    Cash paid for investments                                                  (7,672)           --
                                                                            ---------     ---------

                   Net cash used in investing activities                      (16,968)      (38,865)
                                                                            ---------     ---------
Cash Flows from Financing Activities:

    Purchase of treasury stock                                                     --       (22,150)
    Net proceeds from exercise of common stock options                            873         1,953
    Net proceeds from notes payable                                            35,861        49,579
    Net advances to affiliates                                                    139           103
                                                                            ---------     ---------

                   Net cash provided by financing activities                   36,873        29,485
                                                                            ---------     ---------

Net increase (decrease) in cash and cash equivalents                              882        (4,077)

Cash and cash equivalents - beginning of period                                 2,725         8,630
                                                                            ---------     ---------

Cash and cash equivalents - end of period                                   $   3,607     $   4,553
                                                                            =========     =========
Supplemental Disclosure:
   Cash paid for interest                                                       2,500           700
   Cash paid for income taxes                                                  11,100        15,200

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

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                      Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                    -------------------------    -------------------------
                                    February 26,  February 27,   February 26,  February 27,
                                        2000          1999           2000          1999
                                    -----------   -----------    -----------   -----------

Net income for EPS
   Computation                        $13,613      $15,161        $24,104      $27,221
                                    =========    =========      =========    =========

Basic EPS:
     Weighted average
     common shares                     67,110       66,751         67,098       66,930
                                    =========    =========      =========    =========

Basic EPS                               $0.20        $0.23          $0.36        $0.41
                                    =========    =========      =========    =========

Diluted EPS:
Weighted average
common shares                          67,110       66,751         67,098       66,930

Shares issuable from
assumed conversion of
common stock equivalents                  953        2,275            638        1,969
                                    ---------    ---------      ---------    ---------

Weighted average common
and common equivalent shares           68,063       69,026         67,736       68,899
                                    =========    =========      =========    =========

Diluted EPS                             $0.20        $0.22          $0.36        $0.40
                                    =========    =========      =========    =========

3. The Company follows the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the first half of fiscal 1999 and fiscal 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

4. The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment.

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

6. In February, 2000, the Company made an investment of approximately $2.7 million in a non-controlling combination of voting and non-voting equity securities in an internet joint venture. The Company will account for this investment under the equity method, whereby the Company will recognize its allocable share of the earnings or losses of this venture in its statement of operations as "equity in loss of unconsolidated affiliate." The Company's share of net loss of unconsolidated affiliates was $0.5 million for the thirteen and twenty-six weeks ended February 26, 2000.

7. During the second quarter of fiscal 2000, the Company invested approximately $5.0 million in two internet commerce companies. The Company's interest in each company is less than 5% and, accordingly, is accounted for under the cost method. The Company's carrying value of these investments approximates fair value at February 26, 2000.

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


The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,211 page master catalog offers over 400,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's four distribution centers and approximately 100 customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received. More recently, the Company began to explore ways to offer its products for sale over the internet, both through internal initiatives, and through participation in joint ventures and investments in or associations with third party e-commerce initiatives.

Results of Operations -
Thirteen weeks ended February 26, 2000 and February 27, 1999

Net sales increased by $37.7 million, or 23.5%, to $198.2 million in the second quarter of fiscal 2000 from $160.5 million in the second quarter of fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers, and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $10.0 million, or 15.1%, to $76.2 million in the second quarter of fiscal 2000 from $66.2 million in the second quarter of fiscal 1999. As a percentage of sales, gross profit decreased from 41.2% to 38.4%. The dollar increase in gross profit was primarily attributable to increased sales. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling, lower selling prices on selected items, and lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $11.0 million, or 27.0%, to $51.7 million in the second quarter of fiscal 2000 from $40.7 million in the second quarter of fiscal 1999. As a percentage of net sales, operating expenses increased from 25.3% to 26.1%. The increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening and operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal internet initiatives.

Income from operations decreased by $1.1 million, or 4.3%, to $24.4 million in the second quarter of fiscal 2000 from $25.5 million in the second quarter of fiscal 1999. The decrease was primarily attributable to an increase in operating expenses and a decrease in gross profit as a percentage of net sales., offset by an increase in net sales.

Interest expense increased by $0.8 million to $1.4 million in the second quarter of fiscal 2000 from $0.6 million in the first quarter of fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center, increasing inventory to support higher sales volume, expenditures for property, plant, and equipment, and higher net working capital requirements.

Equity in loss of unconsolidated affiliate of approximately $0.5 million relates to the Company's equity method investment, which was made in the second quarter of fiscal 2000.

Provision for income taxes and net income: The effective tax rate was approximately 39.9 percent for the second quarter of fiscal 2000 as compared to
39.5 percent in the prior year. Net income decreased by $1.6 million, or 10.5%, to $13.6 million in the second quarter of fiscal 2000 from $15.2 million in the first quarter of fiscal 1999. This decrease was primarily the result of previously mentioned increases in operating expenses, interest expense and income taxes, offset by increases in sales and gross profit.

Results of Operations -
Twenty-six weeks ended February 26, 2000 and February 27, 1999

Net sales increased by $65.0 million, or 20.6%, to $381.0 million during the first half of fiscal 2000 from $316.0 million in the first half of fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1999. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $17.5 million, or 13.5%, to $147.4 million during the first half of fiscal 2000 from $129.9 million in the first half of fiscal 1999, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 41.1% to 38.7%. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling, lower selling prices on selected items, and of lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $19.9 million, or 23.5%, to $104.5 million during the first half of fiscal 2000 from $84.6 million in the first half of fiscal 1999. As a percentage of sales, operating expenses increased from 26.8% to 27.4%. The increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening and operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal internet initiatives.

Income from operations decreased by $2.4 million, or 5.3%, to $42.9 million during the first half of fiscal 2000 from $45.3 million in the first half of fiscal 1999. The decrease was primarily attributable to an increase in operating expenses and a decrease in gross profit as a percentage of net sales, offset by an increase in net sales.

Interest expense increased by $1.8 million to $2.5 million in the first half of fiscal 2000 from $0.7 million in the first half of fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center, increasing inventory to support higher sales volume, expenditures for property, plant, and equipment, and higher net working capital requirements.

Equity in loss of unconsolidated affiliate of approximately $0.5 million relates to the Company's equity method investment, which was made in the second quarter of fiscal 2000.

Provision for income taxes and net income: The effective tax rate was approximately 39.9 percent for the first half of fiscal 2000 as compared to 39.5 percent in the prior year. Net income decreased by $3.1 million, or 11.4%, to $24.1 million in the first half of fiscal 2000 from $27.2 million in the first half of fiscal 1999. This decrease was primarily the result of previously mentioned increases in operating expenses, interest expense and income taxes, offset by increases in sales and gross profit.

Liquidity and Capital Resources

The Company's primary use of capital has been to fund its working capital requirements necessitated by its sales growth, adding new products, and acquisitions and facilities expansions. The Company's sources of financing have primarily been from operations, supplemented by bank borrowings under its revolving credit facility.

During the second quarter of fiscal 2000, the Company entered into a new credit agreement with its lenders. Under the terms of the credit agreement, the maximum borrowings have increased from $80.0 million of unsecured revolving credit to maximum borrowings of $160.0 million. The credit agreement allows the Company maximum borrowings of $110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (8.75% at February 26, 2000) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. Our credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets, acquisitions, and issuance of dividends. Our credit facility also contains certain financial covenants which require MSC to maintain a minimum net worth, quick ratio, ratio of liabilities to effective net worth, maximum cash flow coverage ratio, minimum interest coverage ratio and positive net income. As of February 26, 2000, the Company was in compliance with all financial covenants. As of February 26, 2000, the Company had approximately $103.5 million in outstanding borrowings under the credit facility. Available borrowings at February 26, 2000 are $56.5 million, all of which were available under the revolving credit agreement.

Net cash used in operating activities was $19.0 million for the 26 week period ended February 26, 2000 and net cash provided by operating activities was $5.3 million for the 26 week period ended February 27, 1999. The change of approximately $24.3 million in net cash provided from operations to net cash used in operations resulted from increases in inventory commensurate with the Company's sales growth, the introduction of new products, and higher net working capital requirements.

Net cash used in investing activities for the 26 week periods ended February 26, 2000 and February 27, 1999 was $17.0 million and $38.9 million, respectively. The net usage of cash in the first half of fiscal 2000 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in internal internet initiatives. The net usage of cash in the first half of fiscal 1999 was primarily attributable to cash paid for construction of the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions.

Net cash provided by financing activities for the 26 week periods ended February 26, 2000 and February 27, 1999 was $36.9 million and 29.5 million, respectively. The net cash provided by financing activities for the first half of fiscal 2000 was primarily attributable to proceeds received from notes payable. The net cash provided by financing activities for the first half of fiscal 1999 was primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock.

The Company believes that cash flow from operations and revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's principal financial instrument is long-term notes payable under an unsecured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At February 26, 2000 approximately $103.5 million was outstanding under the revolving credit agreement. The agreement bears interest at the bank's base rate (8.75% at February 26, 2000), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $1.0 million in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues. Costs related to the Year 2000 program were not significant.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 7, 2000 the Company held its 2000 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's shareholders elected as directors Sidney Jacobson, Mitchell Jacobson, James Schroeder, Shelley Boxer, Denis Kelly, Raymond Langton, Roger Fradin and David Sandler.

In addition, the shareholders approved an amendment to the Company's 1998 Stock Option Plan and ratified the selection by the Board of Directors of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2000.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1. Election of Directors

     Nominee                  Votes        Votes       Votes      Broker
      Name                     For        Against    Withheld   Non-Votes

Sidney Jacobson            54,792,771    3,944,875       0          0
Mitchell Jacobson          56,921,097    1,816,549       0          0
James Schroeder            56,921,089    1,816,557       0          0
Shelley Boxer              56,921,089    1,816,557       0          0
Denis Kelly                56,916,985    1,820,661       0          0
Raymond Langton            56,915,089    1,822,557       0          0
Roger Fradin               56,916,858    1,820,788       0          0
David Sandler              56,921,104    1,816,542       0          0

2. Approval of the amendment to the Company's 1998 Stock Option Plan

   Votes               Votes                Votes                  Broker
    For               Against              Withheld              Non-Votes

51,067,000           7,627,284              43,362                   0

3. Ratification of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2000.

   Votes               Votes                Votes                  Broker
    For               Against              Withheld              Non-Votes

58,694,533              14,815              28,298                   0

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10 Credit Agreement, dated as of February 1, 2000 between the Registrant and the banks named therein.

            27 Financial data schedule for the quarter ended February 26, 2000.


      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MSC INDUSTRIAL DIRECT CO., INC.
                                             (Registrant)


Dated: April 10, 2000               By: /s/ Mitchell Jacobson
       ---------------                 -----------------------------------------
                                    President and Chief Executive Officer


Dated: April 10, 2000               By: /s/ Shelley M. Boxer
       ---------------                 -----------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------

10. Credit Agreement, dated as of February 1, 2000 between the Registrant and the banks named therein (the "Credit Agreement").

27.   Financial data schedule for the quarter ended February 26, 2000.

                                    SCHEDULE

The schedules and exhibits to the Credit Agreement are omitted pursuant to Regulation S-K. This schedule contains summary information extracted from the schedules and exhibits to the Credit Agreement and is qualified by its entirety by reference to such schedules and exhibits. Capitalized terms used herein without definition shall have the respective meanings assigned to such terms in the Credit Agreement.

Exhibits

Exhibit A-1
Form of Revolving Credit Note

Exhibit A-2
Form of Term Note

Exhibit B-1
Form of Bid Request

Exhibit B-2
Form of Bid

Exhibit B-3
Form of Bid Acceptance/Rejection

Exhibit C
Form of Subsidiary Guaranty

Exhibit D
Form of Opinion of Borrower's Counsel

Exhibit E-1
Form of Notice of Borrowing

Exhibit E-2
Form of Notice of Conversion/Continuation

Schedules

Schedule 7.1
Lists any of the exceptions to the Borrower's due incorporation, good standing, due qualification and compliance with law. [None.]

Schedule 7.2
Lists any of the exceptions to the Borrower's power and authority to execute, deliver and perform the Facility Documents and any conflicts with law. [None.]

Schedule 7.4
Lists any pending or threatened litigation against the Borrower or any of its Subsidiaries. [None.]

Schedule 7.8
Lists any unfunded vested liabilities and welfare plan coverage for terminated employees of the Borrower, its Subsidiaries or its Affiliates. [None.]

Schedule 7.9
Lists all Material Subsidiaries of the Borrower.

Schedule 7.10
Lists all material credit agreements, indentures, purchase agreements, guaranties, Capital Leases and other investments, agreements and arrangements in effect on the date of the Credit Agreement providing for or evidencing extensions of credit to the Borrower or its Subsidiaries.

Schedule 7.16
Lists any partnerships in which the Borrower or any of its Subsidiaries is a partner. [None.]

Schedule 7.17
Lists any Forfeiture Proceedings pending or threatened against the Borrower or any of its Subsidiaries. [None.]

Schedule 7.21
Lists all names and trade styles that the Borrower and its Material Subsidiaries have been known under or transacted business during the five years prior to the Effective Date.

Schedule 7.25
Lists any environmental matters. [None.]