Form 10-Q
period 2000-05-27
MSC INDUSTRIAL DIRECT CO INC
filed 2000-06-29
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2000         Commission File No.: 1-14130

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

                              Yes |X|            No |_|

As of June 27, 2000, 34,447,516 shares of Class A Common Stock and 34,138,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
          May 27, 2000 and August 28, 1999                                   3

          Consolidated Statements of Income
          Thirteen and thirty-nine weeks ended May 27,
          2000 and May 29, 1999                                              4

          Consolidated Statement of Shareholders' Equity
          Thirty-nine weeks ended May 27, 2000                               5

          Consolidated Statements of Cash Flows
          Thirty-nine weeks ended May 27, 2000 and May 29, 1999              6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

(in thousands, except share data)                                  May 27,     August 28,
                                                                    2000          1999
                                                                    ----          ----
                                                                 (unaudited)   (audited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                      $   5,645    $   2,725
   Accounts receivable, net of allowance for doubtful
     accounts of $5,411 and $5,799, respectively                    101,398       90,007
   Inventories                                                      258,076      225,542
   Due from officers, employees and affiliated companies                169          499
   Other receivable (Note 6)                                          4,704           --
   Prepaid expenses and other current assets                          4,369        3,891
   Current deferred income taxes                                      4,490        5,379
                                                                  ---------    ---------
        Total current assets                                        378,851      328,043
                                                                  ---------    ---------
Investments, at cost (Notes 7 & 8)                                    8,957           --
Property, plant and equipment, net                                  115,136      106,750
Goodwill                                                             65,555       67,080
Other assets                                                          7,330       12,511
                                                                  ---------    ---------
                                                                  $ 575,829    $ 514,384
                                                                  =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               $  12,463    $  23,510
   Accrued liabilities                                               64,554       56,979
   Current portion of notes payable                                     277          306
                                                                  ---------    ---------
        Total current liabilities                                    77,294       80,795
Long-term notes payable                                              86,790       69,468
Other long-term liabilities                                              43           43
Deferred income tax liabilities                                       8,357        8,451
                                                                  ---------    ---------
        Total liabilities                                           172,484      158,757
                                                                  ---------    ---------
Shareholders' Equity:
   Preferred stock; $0.001 par value; 5,000,000 shares                   --           --
     authorized; none outstanding
   Class A common stock; $0.001 par value; 100,000,000 shares authorized; 34,323,255 and 33,902,048 shares issued,
     33,230,255 and 32,761,048 shares outstanding, respectively          34           34
   Class B common stock; $0.001 par value; 50,000,000 shares
     authorized; 34,138,778 shares issued and outstanding                34           34
   Additional paid-in capital                                       223,674      216,977
   Retained earnings                                                201,406      161,687
   Treasury stock, at cost, 1,093,000 and 1,141,000 of Class A
     Common stock held, respectively                                (21,471)     (22,452)
   Deferred stock compensation                                         (332)        (653)
                                                                  ---------    ---------
        Total shareholders' equity                                  403,345      355,627
                                                                  ---------    ---------
                                                                  $ 575,829    $ 514,384
                                                                  =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                             Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                            ----------------------    -----------------------
(in thousands, except per share data)         May 27,      May 29,      May 27,      May 29,
                                               2000         1999         1999         2000
                                            ---------    ---------    ---------    ---------
Net sales                                   $ 212,845    $ 170,492    $ 593,839    $ 486,461

Cost of goods sold                            131,043      101,732      364,644      287,783
                                            ---------    ---------    ---------    ---------

     Gross profit                              81,802       68,760      229,195      198,678

Operating expenses                             53,189       47,796      157,697      132,397
                                            ---------    ---------    ---------    ---------

     Income from operations                    28,613       20,964       71,498       66,281
                                            ---------    ---------    ---------    ---------

Other Income (Expense):

   Interest income                                112           13          128           71

   Interest expense                            (1,534)        (717)      (4,021)      (1,419)

   Equity in loss of unconsolidated
   affiliate (Note 7)                              --           --         (465)          --

   Other income, net                               85          104          212          426
                                            ---------    ---------    ---------    ---------

                                               (1,337)        (600)      (4,146)        (922)
                                            ---------    ---------    ---------    ---------

     Income before provision
     for income taxes                          27,276       20,364       67,352       65,359

Provision for income taxes                     10,910        8,044       26,882       25,818
                                            ---------    ---------    ---------    ---------

     Net income                             $  16,366    $  12,320    $  40,470    $  39,541
                                            =========    =========    =========    =========

Per Share Information (Note 2):
  Net income per common share:

   Basic                                    $    0.24    $    0.18    $    0.60    $    0.59
                                            =========    =========    =========    =========

   Diluted                                  $    0.24    $    0.18    $    0.60    $    0.58
                                            =========    =========    =========    =========

Common shares used in computing
per share amounts (Note 2):

   Basic                                       67,129       66,853       67,044       66,905
                                            =========    =========    =========    =========

   Diluted                                     68,700       68,151       67,893       68,627
                                            =========    =========    =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)

                                            Class A           Class B                                  Treasury Stock
(in thousands)                            Common Stock      Common Stock   Additional                ------------------
                                        ---------------   ---------------    Paid-In     Retained             Amount at
                                        Shares   Amount   Shares   Amount    Capital     Earnings    Shares      Cost
                                        ------   ------   ------   ------  ----------    --------    ------   ---------
Thirty-nine weeks ended May 27, 2000:

Balance, August 28, 1999                33,902   $   34   34,139   $   34   $ 216,977   $ 161,687     1,141   $ (22,452)

Exercise of common stock options,
including related tax benefits             421       --       --       --       6,697          --        --          --

Common stock issued under stock
purchase plan                               --       --       --       --          --        (751)      (88)      1,729

Purchase of treasury stock                  --       --       --       --          --          --        40        (748)

Net income                                  --       --       --       --          --      40,470        --          --

Amortization of deferred stock
compensation                                --       --       --       --          --          --        --          --
                                       -------   ------   ------   ------   ---------   ---------     -----   ---------

Balance, May 27, 2000                   34,323   $   34   34,139   $   34   $ 223,674   $ 201,406     1,093   $ (21,471)
                                       =======   ======   ======   ======   =========   =========     =====   =========


(in thousands)                           Deferred
                                           Stock
                                       Compensation     Total
                                       ------------     -----
Thirty-nine weeks ended May 27, 2000:

Balance, August 28, 1999                 $  (653)    $ 355,627

Exercise of common stock options,
including related tax benefits                --         6,697

Common stock issued under stock
purchase plan                                 --           978

Purchase of treasury stock                    --          (748)

Net income                                    --        40,470

Amortization of deferred stock
compensation                                 321           321
                                         -------     ---------

Balance, May 27, 2000                    $  (332)    $ 403,345
                                         =======     =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                 Thirty-Nine Weeks Ended
                                                               -----------------------
                                                                May 27,        May 29,
                                                                  2000          1999
                                                               --------       --------
Cash Flows from Operating Activities:

Net income                                                      $ 40,470      $ 39,541
                                                                --------      --------
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:

   Equity in loss of unconsolidated affiliate                        465            --
   Depreciation and amortization                                  10,038         6,640
   Amortization of deferred stock compensation                       321           315
   Provision for doubtful accounts                                 2,016         1,988
   Deferred income taxes                                             795         2,109

   Changes in operating assets and liabilities,
   net of effect from acquisitions:
       Accounts receivable                                       (13,407)       (8,233)
       Inventories                                               (32,534)      (45,126)
       Prepaid expenses and other current assets                    (478)          353
       Other assets                                                5,181         5,260
       Accounts payable and accrued liabilities                   (2,940)       (3,422)
       Other long-term liabilities                                    --            (4)
                                                                --------      --------
                                                                 (30,543)      (40,120)
                                                                --------      --------

          Net cash provided by (used in) operating activities      9,927          (579)
                                                                --------      --------

Cash Flows from Investing Activities:
  Expenditures for property, plant and equipment                 (16,899)      (31,327)
  Cash paid for investments                                       (9,422)      (13,003)
                                                                --------      --------

          Net cash used in investing activities                  (26,321)      (44,330)
                                                                --------      --------

Cash Flows from Financing Activities:

  Purchase of treasury stock                                        (748)      (21,790)
  Net proceeds from associate purchase plan                          978            --
  Net proceeds from exercise of common stock options               1,461         2,174
  Net proceeds from notes payable                                 17,293        60,405
  Net advances to affiliates                                         330           233
                                                                --------      --------

          Net cash provided by financing activities               19,314        41,022
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents               2,920        (3,887)

Cash and cash equivalents - beginning of period                    2,725         8,630
                                                                --------      --------

Cash and cash equivalents - end of period                       $  5,645      $  4,743
                                                                ========      ========
Supplemental Disclosure:
  Cash paid for interest                                           2,500           700
  Cash paid for income taxes                                      18,894        19,200

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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended August 28, 1999. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                 Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                 --------------------    -----------------------
                                 May 27,      May 29,    May 27,         May 29,
                                  2000          1999       2000           1999
                                 -------      -------    -------         -------

Net income for EPS
  computation                    $16,366      $12,320    $40,470         $39,541
                                 =======      =======    =======         =======

Basic EPS:
   Weighted average
   common shares                  67,129       66,853     67,044          66,905
                                 =======      =======    =======         =======

Basic EPS                        $  0.24      $  0.18    $  0.60         $  0.59
                                 =======      =======    =======         =======

Diluted EPS:
Weighted average
common shares                     67,129       66,853     67,044          66,905

Shares issuable from
assumed conversion of
common stock equivalents           1,571        1,298        849           1,722
                                 -------      -------    -------         -------

Weighted average common
and common equivalent shares      68,700       68,151     67,893          68,627
                                 =======      =======    =======         =======

Diluted EPS                      $  0.24      $  0.18    $  0.60         $  0.58
                                 =======      =======    =======         =======

3. The Company follows the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the first nine months of fiscal 1999 and fiscal 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

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

6. At May 27, 2000 the Company recorded as a receivable approximately $4.7 million related to the Company's portion of the proceeds from employee stock options exercised in late May 2000. This amount was received in June 2000.

7. During the first nine months of fiscal 2000, the Company made an investment of $2.4 million in an internet joint venture in the form of a non-controlling combination of voting and non-voting equity securities. The Company accounted for this investment under the equity method for the first half of fiscal 2000, whereby the company recognized its allocable share of the earnings or losses of this venture in its statement of income as "equity in loss of unconsolidated affiliate." The Company's share of net loss of unconsolidated affiliate was $0.5 million for the thirty-nine weeks ended May 27, 2000. During the third quarter of fiscal 2000, the Company reduced its interest to 19% and since the Company does not exercise significant influence, the investment is now accounted for using the cost method. At May 27, 2000 the Company's carrying value of this investment approximates fair value.

8. During the first nine months of fiscal 2000, the Company invested $2.0 million, $3.0 million and $2.0 million in three internet commerce companies. The Company's interest in each company is less than 5% and, accordingly, is accounted for under the cost method. The Company's carrying value of these investments approximates fair value at May 27, 2000.

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

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. The Company distributes a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,211 page master catalog offers over 400,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's four distribution centers and approximately 100 customer service locations. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received. More recently, the Company began to explore ways to offer its products for sale over the internet, both through internal initiatives, and through participation in joint ventures and investments in or associations with third party e-commerce companies.

Results of Operations -
Thirteen weeks ended May 27, 2000  and May 29, 1999

Net sales increased by $42.3 million, or 24.8%, to $212.8 million in the third quarter of fiscal 2000 from $170.5 million in the third quarter of fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers, and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $13.0 million, or 18.9%, to $81.8 million in the third quarter of fiscal 2000 from $68.8 million in the third quarter of fiscal 1999. As a percentage of sales, gross profit decreased from 40.3% to 38.4%. The dollar increase in gross profit was primarily attributable to increased sales. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling and lower selling prices on selected items.

Operating expenses increased by $5.4 million, or 11.3%, to $53.2 million in the third quarter of fiscal 2000 from $47.8 million in the third quarter of fiscal 1999. As a percentage of net sales, operating expenses decreased from 28.0% to 25.0%. The decline in operating expenses as a percentage of net sales was primarily attributable to leveraging fixed costs over a larger revenue base. The dollar increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal internet initiatives.

Income from operations increased by $7.6 million, or 36.2%, to $28.6 million in the third quarter of fiscal 2000 from $21.0 million in the third quarter of fiscal 1999. The increase was primarily attributable to increased sales and the dollar amount increase in gross profit, offset in part by an increase in operating expenses.

Interest expense increased by $0.8 million to $1.5 million in the third quarter of fiscal 2000 from $0.7 million in the third quarter of fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center, increasing inventory to support higher sales volume and expenditures for property, plant, and equipment.

Provision for income taxes and net income: The effective income tax rate was approximately 40.0 percent for the third quarter of fiscal 2000 as compared to
39.5 percent in the prior year. Net income increased by $4.1 million, or 33.3%, to $16.4 million in the third quarter of fiscal 2000 from $12.3 million in the third quarter of fiscal 1999. This increase was primarily the result of previously mentioned increased sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses.

Results of Operations -
Thirty-nine weeks ended May 27, 2000 and May 29, 1999

Net sales increased by $107.3 million, or 22.1%, to $593.8 million during the first nine months of fiscal 2000 from $486.5 million in the first nine months of fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers, and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $30.5 million, or 15.3%, to $229.2 million during the first nine months of fiscal 2000 from $198.7 million in the first nine months of fiscal 1999. As a percentage of sales, gross profit decreased from 40.8% to 38.6%. The dollar increase in gross profit was primarily attributable to increased sales. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling, lower selling prices on selected items, and lower margins realized from customers and product lines gained through the Company's acquisitions.

Operating expenses increased by $25.3 million, or 19.1%, to $157.7 million during the first nine months of fiscal 2000 from $132.4 million in the first nine months of fiscal 1999. As a percentage of sales, operating expenses decreased from 27.2% to 26.6%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base. The dollar increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening and operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal internet initiatives.

Income from operations increased by $5.2 million, or 7.8%, to $71.5 million during the first nine months of fiscal 2000 from $66.3 million in the first nine months of fiscal 1999. The increase was primarily attributable to increased sales and the dollar amount increase in gross profit, offset in part by an increase in operating expenses.

Interest expense increased by $2.6 million to $4.0 million during the first nine months of fiscal 2000 from $1.4 million in the first nine months of fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center, increasing inventory to support higher sales volume and expenditures for property, plant, and equipment.

Equity in loss of unconsolidated affiliate of approximately $0.5 million relates to the Company's non-controlling investment made in the second quarter of fiscal 2000 in an internet joint venture accounted for under the equity method and which has been accounted for under the cost method since the third quarter of fiscal 2000.

Provision for income taxes and net income: The effective income tax rate was approximately 39.9 percent for the first half of fiscal 2000 as compared to 39.5 percent in the prior year. Net income increased by $1.0 million, or 2.5%, to $40.5 million in the first nine months of fiscal 2000 from $39.5 million in the first nine months of fiscal 1999. This increase was primarily the result of previously mentioned increased sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses.

Liquidity and Capital Resources

The Company's primary use of capital has been to fund its working capital requirements, necessitated by its sales growth, adding new products, and acquisitions and facilities expansions. The Company's sources of financing have primarily been from operations, supplemented by bank borrowings under its revolving credit facility.

During the second quarter of fiscal 2000, the Company entered into a new credit agreement with its lenders. Under the terms of the credit agreement, the maximum permitted borrowings have increased from $80.0 million of unsecured revolving credit to maximum permitted borrowings of $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (9.5% at May 27, 2000) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. Our credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and issuance of dividends. Our credit facility also contains certain standard financial covenants. As of May 27, 2000, the Company was in compliance with all financial covenants. As of May 27, 2000, the Company had approximately $85.0 million in outstanding borrowings under the credit facility. Available borrowings at May 27, 2000 are $75.0 million, all of which were available under the revolving credit agreement.

Net cash provided by operating activities was $9.9 million for the 39 week period ended May 27, 2000 and net cash used in operating activities was $0.6 million for the 39 week period ended May 29, 1999. The change of approximately $10.5 million in net cash provided from operations to net cash used in operations resulted from higher net income and lower net working capital requirements.

Net cash used in investing activities for the 39 week periods ended May 27, 2000 and May 29, 1999 was $26.3 million and $44.3 million, respectively. The net usage of cash in the first nine months of fiscal 2000 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in internet initiatives. The net usage of cash in the first nine months of fiscal 1999 was primarily attributable to cash paid for construction of the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions.

Net cash provided by financing activities for the 39 week periods ended May 27, 2000 and May 29, 1999 was $19.3 million and 41.0 million, respectively. The net cash provided by financing activities for the first nine months of fiscal 2000 was primarily attributable to proceeds received from notes payable. The net cash provided by financing activities for the first nine months of fiscal 1999 was primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's principal financial instrument is long-term notes payable under an unsecured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At May 27, 2000, approximately $85.0 million was outstanding under the revolving credit agreement. The agreement bears interest at the bank's base rate (9.5% at May 27, 2000), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.9 million in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27  Financial data schedule for the quarter ended May 27, 2000.

        (b)   Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MSC INDUSTRIAL DIRECT CO., INC.
                                                   (Registrant)


Dated:      June 28, 2000             By: /s/ Mitchell Jacobson
       ------------------------           --------------------------------------
                                          President and Chief Executive Officer


Dated:      June 28, 2000             By: /s/ Shelley M. Boxer
       ------------------------           --------------------------------------
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)