Form 10-K
period 2000-08-26
MSC INDUSTRIAL DIRECT CO INC
filed 2000-11-14
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 26, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 1-14130

                         MSC INDUSTRIAL DIRECT CO., INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   New York                                      11-3289165
                   --------                                      ----------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
 Organization)                                               Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of November 7, 2000, 35,294,159 shares of Class A Common Stock and 33,738,778 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $500,773,100.

      The registrant's Proxy Statement for its 2001 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 26, 2000

                               ITEMS IN FORM 10-K

                                                                           Page
                                                                           ----

PART I.

Item 1.   BUSINESS...........................................................1

Item 2.   PROPERTIES........................................................10

Item 3.   LEGAL PROCEEDINGS.................................................10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................11

Item 6.   SELECTED FINANCIAL DATA...........................................12

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................14

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........17

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................19

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..........................................19

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................20

Item 11.  EXECUTIVE COMPENSATION............................................20

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....20

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................20

PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...21

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

General

      MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer over 450,000 stock-keeping units ("SKUs") through our 4,480 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and service our customers from approximately 90 branch offices. Most of our products are carried in stock, and orders for these products are typically fulfilled the day on which the order is received.

      MSC has grown rapidly due to expanded product offerings, increased catalog distribution and supplemental mailings and geographic expansion. MSC's net sales have increased at a compound annual rate of approximately 27% from $305.3 million in fiscal 1996 to $792.9 million in fiscal 2000. During this same period, income from operations increased at a compound annual rate of approximately 28% from $34.5 million to $93.3 million.

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

      Our customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $202. We have in excess of 292,000 combined active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-sized companies. Our customers select desired products from MSC's various publications and place their orders by telephone, facsimile, the internet or direct computer link.

      We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC's distribution centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC's distribution centers allow for next day delivery via low cost ground carriers in 36 states. Our experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, our long-term strategy is to establish additional distribution centers, supported by local branch offices, to expand our geographic coverage of next day delivery throughout the continental United States.

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

      We believe that the administrative costs associated with placing an MRO purchase order can be in excess of $100 per order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused the mid-sized customer, as well as the small shop customer to a lesser extent, to move toward the more efficient, cost saving, single supply source offered by companies such as MSC.

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

      o elimination of paper orders and invoices through our electronic ordering system; and

      o     e-commerce capabilities.

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

      Broad Selection of Products. We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 450,000 products, approximately 99% of which generally are in stock and available for immediate shipment, we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

      Same-Day Shipping. Our guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee more than 99.9% of the time. Our experience has been that areas accessible by next day delivery will generate significantly greater sales than areas where next day delivery is not available. The strategic locations of our distribution centers allow next day delivery via low cost ground carriers in 36 states.

      Superior Customer Service. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our employees. Utilizing our proprietary customer support software, our in-bound telemarketing representatives implement the "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and provide technical product information. We believe that our simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained telemarketing representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

      Targeted Direct Mail Marketing Strategy. Our primary tool for marketing and product reference is the annual master catalog containing 4,480 pages and over 450,000 items. In fiscal 2000, our master catalog was supplemented by approximately 100 specialty and promotional catalogs, brochures and newspapers, covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 864,000 companies and 1.6 million individuals, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 6.3 million in fiscal 1996 to approximately 28.8 million in fiscal 2000. We intend to continue to increase direct marketing efforts to take advantage of the additional products offered and our expanded distribution capabilities.

      Commitment to Technological Innovation. We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the approximately 450,000 SKUs and enables the customer and the telemarketing representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. Our Customer Direct Access Plus System allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. Launched in July 2000, MSCdirect.com is a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCdirect.com site offers a broad array of products, services and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions.

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

      o     increasing the number of product lines and SKUs offered; and

      o continually developing and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC.

      Increasing the Size and Diversity of our Customer Base. Since fiscal 1997, we have shifted our principal growth strategy from increasing our offering of SKUs to increasing the size and diversity of our customer base. Our experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. Our goal is to open additional distribution centers, supported locally by branch offices, which will expand our geographic coverage of next day delivery throughout the United States. In November, 1999, a new distribution facility located near Reno, Nevada became fully operational and has enhanced our ability to service the Western United States. In addition, we have accumulated a buyer database of approximately 864,000 companies and 1.6 million individual customers. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalog. We supplement our master catalog with direct mailings of specialty and promotional publications to further increase customer response and product purchases.

      Increasing the Number of Product Lines and SKUs. We believe that continuing to increase the breadth of our product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. Accordingly, we have added approximately 226,000 SKUs over the past five years. By expanding the product lines and SKUs offered, we seek to satisfy an increasing percentage of the MRO supplies purchases of our customers and to attract new customers.

                                               Fiscal Year Ended
                  ----------------------------------------------------------------------------
                  August 31,       August 30,      August 29,      August 28,       August 26,
                     1996             1997            1998            1999             2000
                     ----             ----            ----            ----             ----
Number of SKUs       302              332             372             407              450

      E-commerce capabilities. In July 2000, we launched MSCdirect.com, a proprietary business-to-business horizontal marketplace serving the MRO market. MSCdirect.com offers customers full access to our catalog, which offers in excess of 450,000 SKUs, and all online orders are backed by our same-day shipping guarantee. MSCdirect.com utilizes the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers needs first. It is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. We believe MSCdirect.com is a key component of our strategy to reduce customers' MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our back-end systems. Every order moves directly from the customer's desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. In fiscal 2001, we plan to launch a marketing effort for general customer awareness of MSCdirect.com including direct mailings explaining how to use the website.

      E-commerce portals sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with Ariba, Commerce-One, Oracle and I-Procure B2B e-commerce portals.

Products

      We currently offer in excess of 450,000 SKUs, representing a greater than 269% increase since 1995. We attribute a portion of our sales growth to the total number of SKUs offered. In this regard, we intend to continue to add new product categories and increase the number of products offered in existing product categories in an effort to gain new customers and increase sales from existing customers. Our core products include cutting tools, measuring instruments, machine tool accessories and fasteners. As part of our strategy of supplying an increasing portion of our customers' MRO needs, we have expanded our product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics equipment and have significantly increased our offering of flat stock and raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

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

      MSC's product offering is comprised primarily of the following categories: cutting tools; measuring instruments; tooling components; fasteners; flat stock and raw materials; abrasives; machinery and electrical supplies as well as other categories.

      We purchase substantially all of our products directly from approximately 2,800 manufacturers located in the United States. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2000. Generic products, primarily machine tools, are manufactured by third parties to our specifications.

Distribution Centers

      A significant number of our products are carried in stock, and approximately 87% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize four distribution centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. Our facility near Reno, Nevada became fully operational in November 1999.

Sales and Marketing

      Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $202. We focus our marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $50,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100 to 999 employees and annual MRO purchases of between $500,000 and $1,000,000. We have recently established a national account program to address the needs of Fortune 1000 customers. Our strategy with respect to that portion of the large corporate segment that utilizes integrated suppliers is to develop relationships with, and supply MRO products directly to, the integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

      We also offer wholesalers and other distributors the ability to create their own customized mail order catalog by offering to MSC customers turn-key marketing programs, including promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer's program. Another division of MSC offers a line of lower priced products to the budget-oriented customer.

      We have in excess of 292,000 combined active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this directed marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile or direct computer link.

                                                                  Fiscal Year Ended
                                      ----------------------------------------------------------------------------
                                      August 31,       August 30,      August 29,      August 28,       August 26,
                                         1996             1997            1998            1999             2000
                                         ----             ----            ----            ----             ----
Number of combined active
customers                                127              146             178             254              292

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

      We rely on in excess of 500 in-bound telemarketing representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our "one call does it all" philosophy is predicated on the ability of the telemarketing representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the telemarketing representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

      We also employ a direct sales force of approximately 325 sales representatives. These sales representatives are responsible for increasing sales per customer and servicing existing customers.

Branch Offices

      We currently operate approximately 90 branch offices located in 38 states. These branch offices receive approximately 60% of all telephone orders and are staffed with highly trained telemarketing representatives that receive the same training, are monitored in the same fashion and have access to the same information systems as the telemarketing representatives mentioned above. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are critical to the success of our business strategy.

Publications

      Our primary reference tool is our annual 4,480 page master catalog, which is supported by specialty and promotional catalogs, brochures and newspapers. We use specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. We distribute specialty and promotional catalogs, brochures and newspapers based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

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

      As reflected in the following table, the number of publication titles has increased from 70 in fiscal 1996 to approximately 100 in fiscal 2000. The number of pieces mailed has increased from approximately 6.3 million in fiscal 1996 to approximately 28.8 million in fiscal 2000 and is expected to reach approximately
35.0 million in fiscal 2001.

                                                                  Fiscal Year Ended
                                      ----------------------------------------------------------------------------
                                      August 31,       August 30,      August 29,      August 28,       August 26,
                                         1996             1997            1998            1999             2000
                                         ----             ----            ----            ----             ----
Number of publication titles              70              80               80              90              100
Number of publications mailed         6,300,000       11,318,000       15,900,000      22,800,000      28,800,000

Customer Service

      One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our four operating distribution centers. Calls are received by telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with MSC are shipped by United Parcel Service, and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. We have no written agreement with UPS but have been able to negotiate favorable shipping rates due to our volume of shipments. We are not dependent on any one carrier and believe that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as our primary carrier. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of our core business products if the order is received prior to 4:30 p.m. eastern time and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

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

      Certain of our information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors substantially all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an electronic data interchange (EDI) purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

      In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, we have also developed a proprietary MRO management system, the Customer Direct Access Plus System or "CDA." CDA is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to our computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities, and cross-referencing capability to a customer's own product stock numbers. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. In addition, we have developed a Windows(R)-based CD-ROM electronic catalog package and have begun providing product information and ordering capabilities on the Internet.

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

Associates (Employees)

      As of October 25, 2000, we employed approximately 2,828 associates, including approximately 2,651 full-time and approximately 177 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

ITEM 2. PROPERTIES.

We have distribution centers in the following locations:

                                             Approx.          Operational
                Location                     Sq. Ft.             Date
         ----------------------------        -------        --------------
         Atlanta, Georgia (1)                340,000        October 1990
         Elkhart, Indiana (2)                360,000        March 1996
         Harrisburg, Pennsylvania (2)        370,000        January 1997
         Reno, Nevada (2)                    270,000        November 1999

----------
(1)   The related party lease for this facility expires on July 31, 2010.
(2)   This facility is owned by MSC.

We maintain approximately 90 branch offices located in 38 states, ranging in size from 670 to 16,000 square feet. The leases for these branch offices will expire at various periods between November 2000 and July 2010. The aggregate annual lease payments on these properties in fiscal 2000 was approximately $4,461,000.

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

      The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from August 30, 1998 to August 26, 2000.

                                                                                                  Price of Class A
Fiscal Year Ended August 26, 2000                                                                   Common Stock
---------------------------------                                                          -----------------------------
                                                                                             High                Low
                                                                                           --------           ----------
First Quarter...................................................................           $11                $7-3/4
Second Quarter..................................................................            18-5/8             8-15/16
Third Quarter...................................................................            22-1/16            13-11/16
Fourth Quarter..................................................................            23-1/16            15-13/16

Fiscal Year Ended August 28, 1999
---------------------------------

First Quarter...................................................................           $23-1/8            $14
Second Quarter..................................................................            26-1/4             16-7/8
Third Quarter...................................................................            21-1/2             13-3/4
Fourth Quarter..................................................................            20                 9-3/8

----------

      On November 7, 2000, the last reported sales price for MSC's Class A Common Stock on the NYSE was $14.6875 per share.

      The approximate number of holders of record of MSC's Class A Common Stock as of November 7, 2000 was 562. The number of holders of record of MSC's Class B Common Stock as of November 7, 2000 was 11.

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

Item 6. SELECTED FINANCIAL DATA.

      The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended August 29, 1998, August 28, 1999 and August 26, 2000 and the selected balance sheet data as of August 28, 1999 and August 26, 2000 are derived from MSC's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the fiscal years ended August 31, 1996 and August 30, 1997 and the selected balance sheet data as of August 31, 1996, August 30, 1997 and August 29, 1998 are derived from MSC's audited consolidated financial statements not included herein.

                                                                                     Fiscal Year Ended
                                                         --------------------------------------------------------------------------
                                                         August 31,      August 30,      August 29,      August 28,      August 26,
                                                            1996            1997            1998            1999            2000
                                                         --------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
Income Statement Data:

   Net sales                                              $305,294        $438,003        $583,043        $651,503        $792,874
   Gross profit                                            126,775         179,255         238,074         261,729         306,392
   Operating Expenses                                       83,666         120,498         161,899         179,958         213,094
   Restructuring charge                                      8,600              --              --              --              --
   Income from operations                                   34,509          58,757          76,175          81,771          93,298
   Income taxes                                              5,531          23,518          30,904          31,897          35,191
   Net income                                               28,503          36,017          47,335          48,853          52,926
   Net income per share:
       Basic                                                    --             .53             .70             .73             .79
       Diluted                                                  --             .53             .69             .72             .78
   Weighted number of shares outstanding:
       Basic                                                    --          67,381          67,756          67,056          67,215
       Diluted                                                  --          68,218          68,964          68,317          68,203
   Pro forma net income(1)                                  20,591              --              --              --              --
   Pro forma net income per share: (2)
       Basic                                                   .35              --              --              --              --
       Diluted                                                 .35              --              --              --              --
   Pro forma weighted number of shares
     outstanding: (2)
       Basic                                                58,910              --              --              --              --
       Diluted                                              59,246              --              --              --              --

Selected Operating Data:(3)

   Combined active customers (4)                               127             146             178             254             292
   Number of SKUs                                              302             332             372             407             450
   Orders entered                                            2,155           2,425           3,222           3,429           3,703
   Number of publication titles (not in
     thousands)                                                 70              80              80              90             100
   Number of publications mailed                             6,300          11,318          15,900          22,800          28,800
   Revenue per associate (employee)                       $    266        $    280        $    282        $    285        $    298

                                                        --------------------------------------------------------------------------
                                                        August 31,      August 30,      August 29,      August 28,      August 26,
                                                           1996            1997            1998            1999            2000
                                                        --------------------------------------------------------------------------
   Balance Sheet Data (at period end):

   Working capital                                       $163,785        $190,344        $183,750        $247,205        $296,693
   Total assets                                           265,484         334,834         401,702         514,384         580,974
   Short-term debt                                          2,486             213             800             306             244
   Long-term debt, net of current portion                  42,191           2,744           2,430          69,468          68,398
   Shareholders' equity                                  $172,571        $274,995        $321,779        $355,627        $421,669

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

(4) Effective August 28, 1999 includes Enco Manufacturing Co., Inc. active customers.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      In recent years, we made the strategic decision to leverage MSC's strength as a low-cost, value-added MRO provider by adding new products and categories of MRO supplies, such as welding and electrical supplies, which has increased, and is anticipated to further increase, sales to existing customers and access to new customers. We believe that revenue has increased, in part, as a result of the increase in the number of SKUs. We generally add SKUs in response to the feedback we receive from our existing customers. There can be no assurance that we will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

      We significantly expanded our direct mail marketing program from approximately 6.3 million pieces in fiscal 1996 to 28.8 million pieces in fiscal 2000. Targeted mailings to customers or potential customers are designed to maximize our return in relation to our marketing expenditures. We utilize our customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. We believe that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

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

      Revenue per associate increased from approximately $266 in fiscal 1996 to approximately $298 during fiscal 2000. We believe that this increase in revenue per associate is indicative of our efforts to achieve higher levels of efficiency and cost savings at the associate level.

      The number of annual orders entered and processed has increased from approximately 2.2 million in fiscal 1996 to approximately 3.7 million during fiscal 2000. The average order size for our core business has increased from approximately $130 fiscal 1996 to approximately $202 during fiscal 2000. We believe that our targeted marketing campaign strategy, our strategy of continuing to add new product categories and new products within existing categories, and increased efficiencies in order processing have been significant contributing factors to the increase in orders and sales we have received, both from existing customers and from new customers. There can be no assurance, however, that we will be able to continue to grow at rates recently experienced or at all.

Results Of Operations

      The following table summarizes MSC's historical results of operations as a percentage of sales for the three most recent fiscal years.

                                                      August 29, 1998     August 28, 1999      August 26, 2000
                                                      ---------------     ---------------      ---------------
Net sales (dollars in thousands)..........                $583,043            $651,503            $792,874
                                                          ========            ========            ========

Net sales.................................                  100.0%              100.0%              100.0%
Gross profit..............................                   40.8                40.2                38.6
Operating expenses........................                   27.8                27.6                26.9
Income from operations....................                   13.1                12.6                11.8
Net income................................                    8.1                 7.5                 6.7

Fiscal Year Ended August 26, 2000 Compared to Fiscal Year Ended August 28, 1999

      Net sales increased by $141.4 million, or 21.7%, to $792.9 million during fiscal 2000 from $651.5 million in fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers and an increase in the number of active customers. The increase in sales to existing customers was in part attributable to an increase of 10.6% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 5.9%, and the number of combined active customers increased 15.0% in fiscal 2000, as compared to fiscal 1999.

      Gross profit increased by $44.7 million, or 17.1%, to $306.4 million during fiscal 2000 from $261.7 million in fiscal 1999, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 40.2% to 38.6%. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling, lower selling prices on selected items, and lower margins realized from customers and product lines gained through the Company's acquisitions.

      Operating expenses increased by $33.1 million, or 18.4%, to $213.1 million during fiscal 2000 from $180.0 million in fiscal 1999. As a percentage of sales, operating expenses decreased from 27.6% to 26.9%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base. The dollar increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening and operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal Internet initiatives.

      Income from operations increased by $11.5 million, or 14.1%, to $93.3 million during fiscal 2000 from $81.8 million in fiscal 1999. The increase was primarily attributable to increased sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses.

      Interest expense increased by $3.6 million to $5.2 million during fiscal 2000 from $1.6 million in fiscal 1999. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement. The funds were used primarily for inventory purchases for the Company's new distribution center, increasing inventory to support higher sales volume, expenditures for property, plant, and equipment and investments in internal Internet initiatives.

      Equity in loss of unconsolidated affiliate of approximately $0.5 million relates to the Company's non-controlling investment made in the second quarter of fiscal 2000 in an Internet joint venture accounted for under the equity method which has been accounted for under the cost method since the Company's ownership and control were reduced in the third quarter of fiscal 2000.

      Provision for income taxes and net income: The effective income tax rate was approximately 40.0 percent for fiscal 2000 as compared to 39.5 percent in the prior year. Net income increased by $4.0 million, or 8.2%, to $52.9 million in fiscal 2000 from $48.9 million in fiscal 1999. This increase was primarily the result of previously mentioned increased sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses necessary in order to support the increase in volume and to invest in future growth.

Fiscal Year Ended August 28, 1999 Compared to Fiscal Year Ended August 29, 1998

      Net sales increased by $68.5 million, or 11.8%, to $651.5 million during fiscal 1999 from $583.0 million in fiscal 1998. This increase was primarily attributable to an increase in sales to the Company's existing customers, an increase in the number of active customers and the effect of acquisitions made during fiscal 1998 and fiscal 1999. We believe the increase in sales to existing customers was in part attributable to an increase of 9.4% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 3.1%, and the number of active customers increased 8.4% in fiscal 1999, as compared to fiscal 1998. Sales from the companies acquired in 1999 accounted for approximately 3.5% of consolidated net sales.

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

Quarterly Results and Seasonality

      The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

                                        Year Ended August 28, 1999                 Year Ended August 26, 2000
                                 ----------------------------------------    ---------------------------------------
                                 First      Second     Third      Fourth     First      Second     Third      Fourth
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter   Quarter
                                 -------    -------    -------    -------    -------    -------    -------   -------
                                                               (Dollars in thousands)
Income Statement Data:
    Net Sales..............     $155,451    $160,518   $170,492  $165,042    $182,761   $198,233   $212,845   $199,035
    Gross Profit...........       63,761      66,157     68,760    63,051      71,220     76,173     81,802     77,197
    Income from operations.       19,841      25,476     20,964    15,490      18,439     24,446     28,613     21,800
    Net income.............       12,060      15,161     12,320     9,312      10,491     13,613     16,366     12,456
    Net income per share:
       Basic...............        .18        .23        .18        .14        .16        .20        .24       .18(a)
       Diluted.............        .18        .22        .18        .14        .16        .20        .24       .18

      (a) Basic earnings per share for fiscal 2000 in total exceeds by $ 0.01 the sum of the applicable amount for each of the quarters of fiscal 2000 due to the impact of stock issuances on the weighted average number of shares outstanding.

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

Liquidity and Capital Resources

      Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations and available lines of credit will be adequate to support our operations for the immediate future and for at least the next 24 months.

      Under the terms of the credit facility, the maximum permitted borrowings are $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (9.5% at August 26, 2000) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and issuance of dividends. This credit facility also contains certain standard financial covenants. As of August 26, 2000, the Company was in compliance with all financial covenants. As of August 26, 2000, the Company had approximately $66.6 million in outstanding borrowings under the credit facility. Available borrowings at August 26, 2000 are $93.4 million, all of which were available under the revolving credit agreement.

      Net cash provided by operating activities for the fiscal year ended August 26, 2000 was $20.4 million and net cash used in operating activities for the fiscal year ended August 28, 1999 was $5.4 million. The change of approximately $25.8 million in net cash provided from operations to net cash used in operations resulted from improved net working capital requirements, due to management's initiatives to reduce working capital, higher non-cash items and higher net income.

      Net cash used in investing activities for the fiscal years ended August 26, 2000 and August 28, 1999 was $31.0 million and $48.3 million, respectively. The net usage of cash in fiscal 2000 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in internet initiatives. The net usage of cash in fiscal 1999 was primarily attributable to cash paid for construction of the Company's new headquarters, expenditures related to the construction of a new distribution center and cash paid for acquisitions.

      Net cash provided by financing activities during the fiscal years ended August 26, 2000 and August 28, 1999 was $11.2 million and $47.7 million, respectively. The net cash provided by financing activities for fiscal 2000 was primarily attributable to proceeds from the exercise of common stock options. The net cash provided by financing activities for fiscal 1999 was primarily attributable to proceeds received from notes payable, offset by the purchase in the open market of approximately 997,000 shares of Class A common stock.

Year 2000

      Management believes that the Company mitigated its exposure relative to Year 2000 issues for both information and non-information technology systems. The Company's non-compliant systems were either replaced or modified to become Year 2000 compliant prior to December 31, 1999. The transition into the Year 2000 resulted in no significant impact to the financial position or operations of the Company. To date, the Company's suppliers continue to provide the Company with sufficient goods and services in the Year 2000.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At August 26, 2000, approximately $66.6 million was outstanding under the credit agreement. The agreement bears interest at the bank's base rate (9.5% at August 26, 2000), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.7 million in interest that year. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                   F-1

Consolidated Balance Sheets as of August 26, 2000 and August 28, 1999      F-2

Consolidated Statements of Income for the three fiscal years
 ended August 26, 2000                                                     F-3

Consolidated Statements of Shareholders' Equity for the three
 fiscal years ended August 26, 2000                                        F-4

Consolidated Statements of Cash Flows for the three fiscal years
 ended August 26, 2000                                                     F-5

Notes to Consolidated Financial Statements                                 F-6

Report of Independent Public Accountants on Schedule II                    S-1

Schedule of Valuation and Qualifying Accounts                              S-2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2001 (the "2000 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

            Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 26, 2000.

      Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 19 herein.

      a. Exhibits

    Exhibit
      No.         Description
    -------       -----------
    *3.01         Certificate of Incorporation of Registrant.
    *3.02         By-laws of Registrant.
    *4.01         Specimen Class A Common Stock Certificate.
   *10.01         Registrant's 1995 Stock Option Plan.
    10.02         Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1,
                  1998, filed with the Commission on December 5, 1997).
                  Employment Agreement, dated as of January 2, 1994, between
                  Registrant and Sidney Jacobson, *10.03 as amended on October
                  31, 1995.
   *10.04         Employment Agreement, dated as of August 1, 1994, between
                  Registrant and Mitchell Jacobson.
    10.05         Credit Agreement, dated as of February 1, 2000, between the
                  Registrant and the banks named therein (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 11, 2000)
    10.06         Employment Agreement, dated as of June 19, 2000, between
                  Registrant and Charles Boehlke
    10.07         Agreement, dated as of January 8, 1999, between the Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    10.08         Agreement, dated as of January 8, 1999, between the Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    21.01         List of Subsidiaries
    23.01         Consent of Arthur Andersen LLP
    27.01         Financial Data Schedule

--------------------------------------------------------------------------------
*Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

      b. Financial Statement Schedules

            For the three fiscal years ended August 26, 2000

                                                                            Page
                                                                            ----
            Report of Independent Public Accountants on Schedule II ........S-1
            Schedule II - Valuation and Qualifying Accounts ................S-2

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

MSC INDUSTRIAL DIRECT CO., INC.


Dated:  November 9, 2000     By: /s/ Mitchell Jacobson
                                 ----------------------------------------------
                                 Mitchell Jacobson
                                 Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                       Title                                  Date
               ---------                                       -----                                  ----
/s/ Mitchell Jacobson                    Chairman of the Board of Directors, President,         November 9, 2000
------------------------------------     Chief Executive Officer and Director
Mitchell Jacobson


/s/ Sidney Jacobson                      Vice-Chairman of the Board of Directors                November 9, 2000
------------------------------------
Sidney Jacobson


/s/ Charles Boehlke                      Senior Vice President and Chief Financial Officer      November 9, 2000
------------------------------------
Charles Boehlke


/s/ Shelley Boxer                        Vice President of Finance and Director                 November 9, 2000
------------------------------------
Shelley Boxer


/s/ David Sandler                        Executive Vice President and Director                  November 9, 2000
------------------------------------
David Sandler


/s/ James Schroeder                      Senior Vice President-Logistics and Director           November 9, 2000
------------------------------------
James Schroeder


/s/ Denis Kelly                          Director                                               November 9, 2000
------------------------------------
Denis Kelly


/s/ Raymond Langton                      Director                                               November 9, 2000
------------------------------------
Raymond Langton


/s/ Roger Fradin                         Director                                               November 9, 2000
------------------------------------
Roger Fradin


/s/ Philip Peller                        Director                                               November 9, 2000
------------------------------------
Philip Peller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MSC Industrial Direct Co., Inc.:

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of August 26, 2000 and August 28, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 26, 2000 and August 28, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 26, 2000 in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

Melville, New York
October 26, 2000

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                    ASSETS                                                         August 26, 2000   August 28, 1999
                                                                                   ---------------   ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   3,209          $   2,725
   Accounts receivable, net of allowance for doubtful accounts of $3,779 and
     $5,799, respectively                                                                98,837             90,007
   Inventories                                                                          264,494            225,542
   Prepaid expenses and other current assets                                              4,190              4,390
   Current deferred income taxes                                                          4,484              5,379
                                                                                      ---------          ---------
                  Total current assets                                                  375,214            328,043
                                                                                      ---------          ---------

INVESTMENTS, at cost (Note 5)                                                             8,982                 --
                                                                                      ---------          ---------

PROPERTY, PLANT AND EQUIPMENT, net                                                      116,378            106,750
                                                                                      ---------          ---------

OTHER ASSETS:
   Goodwill                                                                              65,115             67,080
   Other                                                                                 15,285             12,511
                                                                                      ---------          ---------
                                                                                         80,400             79,591
                                                                                      ---------          ---------
                                                                                      $ 580,974          $ 514,384
                                                                                      =========          =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $  30,245          $  38,474
   Accrued liabilities                                                                   48,032             42,058
   Current portion of long-term notes payable                                               244                306
                                                                                      ---------          ---------
                  Total current liabilities                                              78,521             80,838

LONG-TERM NOTES PAYABLE                                                                  68,398             69,468
DEFERRED INCOME TAX LIABILITIES                                                          12,386              8,451
                                                                                      ---------          ---------
                  Total liabilities                                                     159,305            158,757
                                                                                      ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding          --                 --
   Class A common stock; $0.001 par value; 100,000,000 shares authorized;
     35,290,231 and 33,902,048 shares issued, 34,217,231 and 32,761,048 shares
     outstanding, respectively                                                               35                 34
   Class B common stock; $0.001 par value; 50,000,000 shares authorized;
     33,738,778 and 34,138,778 shares, respectively, issued and outstanding                  34                 34
   Additional paid-in capital                                                           229,297            216,977
   Retained earnings                                                                    213,591            161,687
   Treasury stock, at cost, 1,073,000 and 1,141,000 shares, respectively                (21,079)           (22,452)
   Deferred stock compensation                                                             (209)              (653)
                                                                                      ---------          ---------
                  Total shareholders' equity                                            421,669            355,627
                                                                                      ---------          ---------
                                                                                      $ 580,974          $ 514,384
                                                                                      =========          =========

The accompanying notes are an integral part of these consolidated balance sheets.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

                                                                                         For The Fiscal Years Ended
                                                                           ---------------------------------------------------------
                                                                           August 26, 2000     August 28, 1999       August 29, 1998
                                                                           ---------------     ---------------       ---------------
NET SALES                                                                     $ 792,874            $ 651,503            $ 583,043
COST OF GOODS SOLD                                                              486,482              389,774              344,969
                                                                              ---------            ---------            ---------

           Gross profit                                                         306,392              261,729              238,074

OPERATING EXPENSES                                                              213,094              179,958              161,899
                                                                              ---------            ---------            ---------

           Income from operations                                                93,298               81,771               76,175
                                                                              ---------            ---------            ---------

OTHER INCOME (EXPENSE):
   Interest expense                                                              (5,207)              (1,576)                 (52)
   Interest income                                                                  212                   62                1,126
   Equity in loss of unconsolidated affiliate (Note 5)                             (465)                  --                   --
   Other income, net                                                                279                  493                  990
                                                                              ---------            ---------            ---------
                                                                                 (5,181)              (1,021)               2,064
                                                                              ---------            ---------            ---------

           Income before provision for income taxes                              88,117               80,750               78,239

Provision for income taxes                                                       35,191               31,897               30,904
                                                                              ---------            ---------            ---------

           Net income                                                         $  52,926            $  48,853            $  47,335
                                                                              =========            =========            =========

PER SHARE INFORMATION (Note 3):
   Net income per share:
     Basic                                                                    $     .79            $     .73            $     .70
                                                                              =========            =========            =========
     Diluted                                                                  $     .78            $     .72            $     .69
                                                                              =========            =========            =========

   Shares used in computing net income per share:
     Basic                                                                       67,215               67,056               67,756
                                                                              =========            =========            =========
     Diluted                                                                     68,203               68,317               68,964
                                                                              =========            =========            =========

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE FISCAL YEARS ENDED AUGUST 26, 2000
(In thousands)

                                                              Class A                       Class B
                                                           Common Stock                  Common Stock             Additional
                                                     -------------------------      -------------------------      Paid-In
                                                      Shares           Amount        Shares          Amount        Capital
                                                     ---------       ---------      ---------       ---------    -----------
BALANCE, August 30, 1997                                33,332       $      33         34,364       $      34      $ 211,671

   Exchange of Class B Common Stock for Class A
     Common Stock                                          222              --           (222)             --             --
   Purchase of treasury stock                               --              --             --              --             --
   Cancellation of restricted common stock                  (6)             --             --              --            (57)
   Amortization of deferred stock compensation              --                             --                             --
   Exercise of common stock options, including
     income tax benefits of $648                           135              --             --              --          2,169
   Net income                                               --              --             --              --             --
                                                     ---------       ---------      ---------       ---------      ---------

BALANCE, August 29, 1998                                33,683              33         34,142              34        213,783

   Exchange of Class B Common Stock for Class A
     Common Stock                                            3               1             (3)             --             --
   Purchase of treasury stock                               --              --             --              --             --
   Cancellation of restricted common stock                 (14)             --             --              --           (133)
   Amortization of deferred stock compensation              --              --             --              --             --
   Exercise of common stock options, including
     income tax benefits of $856                           230              --             --              --          3,327
   Net income                                               --              --             --              --             --
                                                     ---------       ---------      ---------       ---------      ---------

BALANCE, August 28, 1999                                33,902              34         34,139              34        216,977

   Exchange of Class B Common Stock for Class A
     Common Stock                                          400              --           (400)             --             --
   Purchase of treasury stock                               --              --             --              --             --
   Common stock issued under associate stock
     purchase plan                                          --              --             --              --             --
   Amortization of deferred stock compensation              --              --             --              --             --
   Exercise of common stock options, including
     income tax benefits of $384                           988               1             --              --         12,320
   Net income                                               --              --             --              --             --
                                                     ---------       ---------      ---------       ---------      ---------

BALANCE, August 26, 2000                                35,290       $      35         33,739       $      34      $ 229,297
                                                     =========       =========      =========       =========      =========

                                                                         Treasury Stock
                                                                     -------------------------       Deferred
                                                     Retained                         Amount          Stock
                                                     Earnings         Shares          at cost      Compensation        Total
                                                     ---------       ---------       ---------     ------------      ---------
BALANCE, August 30, 1997                             $  65,499              28       $    (499)      $  (1,743)      $ 274,995

   Exchange of Class B Common Stock for Class A
     Common Stock                                           --              --              --              --              --
   Purchase of treasury stock                               --             147          (3,200)             --          (3,200)
   Cancellation of restricted common stock                  --              --              --              57              --
   Amortization of deferred stock compensation                              --              --             480             480
   Exercise of common stock options, including
     income tax benefits of $648                            --              --              --              --           2,169
   Net income                                           47,335              --              --              --          47,335
                                                     ---------       ---------       ---------       ---------       ---------

BALANCE, August 29, 1998                               112,834             175          (3,699)         (1,206)        321,779

   Exchange of Class B Common Stock for Class A
     Common Stock                                           --              --              --              --               1
   Purchase of treasury stock                               --             966         (18,753)             --         (18,753)
   Cancellation of restricted common stock                  --              --              --             133              --
   Amortization of deferred stock compensation              --              --              --             420             420
   Exercise of common stock options, including
     income tax benefits of $856                            --              --              --              --           3,327
   Net income                                           48,853              --              --              --          48,853
                                                     ---------       ---------       ---------       ---------       ---------

BALANCE, August 28, 1999                               161,687           1,141         (22,452)           (653)        355,627

   Exchange of Class B Common Stock for Class A
     Common Stock                                           --              --              --              --              --
   Purchase of treasury stock                               --              40            (749)             --            (749)
   Common stock issued under associate stock
     purchase plan                                      (1,022)           (108)          2,122              --           1,100
   Amortization of deferred stock compensation              --              --              --             444             444
   Exercise of common stock options, including
     income tax benefits of $384                            --              --              --              --          12,321
   Net income                                           52,926              --              --              --          52,926
                                                     ---------       ---------       ---------       ---------       ---------

BALANCE, August 26, 2000                             $ 213,591           1,073       $ (21,079)      $    (209)      $ 421,669
                                                     =========       =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE FISCAL YEARS ENDED AUGUST 26, 2000
(In thousands)

                                                                                         For The Fiscal Years Ended
                                                                             ------------------------------------------------------
                                                                             August 26, 2000    August 28, 1999     August 29, 1998
                                                                             ---------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 52,926           $ 48,853           $ 47,335
                                                                                 --------           --------           --------
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Equity in loss of unconsolidated affiliate                                       465                 --                 --
     Depreciation and amortization                                                 13,963              8,730              7,302
     Amortization of deferred stock compensation                                      444                420                480
     Gain on disposal of property, plant and equipment                                (36)               (17)               (19)
     Provision for doubtful accounts                                                1,526              1,933              1,523
     Deferred income taxes                                                          4,830              7,521              1,442
     Changes in operating assets and liabilities, net of effect from acquisitions:
       Accounts receivable                                                        (10,356)           (15,512)           (11,148)
       Inventories                                                                (38,952)           (64,011)             9,203
       Prepaid expenses and other current assets                                      200               (871)              (150)
       Other assets                                                                (2,774)            (1,270)            (4,279)
       Accounts payable and accrued liabilities                                    (1,869)             8,875             (4,842)
       Other                                                                           --                 (3)               (92)
                                                                                 --------           --------           --------
           Total adjustments                                                      (32,559)           (54,205)              (580)
                                                                                 --------           --------           --------
           Net cash provided by (used in) operating activities                     20,367             (5,352)            46,755
                                                                                 --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (21,626)           (35,481)           (32,456)
   Proceeds from sale of property, plant and equipment                                 36                 17                 19
   Cash paid for acquisitions, net of cash acquired                                    --            (12,834)           (19,459)
   Cash paid for investments                                                       (9,447)                --                 --
                                                                                 --------           --------           --------
           Net cash used in investing activities                                  (31,037)           (48,298)           (51,896)
                                                                                 --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                        (749)           (21,431)              (389)
   Net proceeds from associate stock purchase plan                                  1,100                 --                 --
   Net proceeds from exercise of common stock options                              11,936              2,471              1,521
   Net proceeds from (repayments of) notes payable                                 (1,133)            66,544               (885)
   Repayments from affiliates                                                          --                161                106
                                                                                 --------           --------           --------
           Net cash provided by financing activities                               11,154             47,745                353
                                                                                 --------           --------           --------

Net increase (decrease) in cash and cash equivalents                                  484             (5,905)            (4,788)
CASH AND CASH EQUIVALENTS, beginning of year                                        2,725              8,630             13,418
                                                                                 --------           --------           --------
CASH AND CASH EQUIVALENTS, end of year                                           $  3,209           $  2,725           $  8,630
                                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                    $  5,402           $  2,614           $    110
                                                                                 ========           ========           ========
     Income taxes                                                                $ 29,940           $ 21,436           $ 31,279
                                                                                 ========           ========           ========

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

1. BUSINESS

The Company is a distributor of industrial equipment and supplies with headquarters in Melville, New York. The Company serves both domestic and international markets through its distribution network, which includes approximately 90 local MSC branches in 38 states, as well as certain other locations related to acquired entities, concentrated in the Eastern and Southern United States, and regional distribution centers near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia and Reno, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is on a fifty-two or fifty-three week basis, ending on a Saturday close to August 31. The financial statements for fiscal 2000, 1999 and 1998 each contain activity for fifty-two weeks.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

The Company's mix of receivables is diverse, with approximately 292,000 combined active customer accounts. The Company sells its products primarily to end-users.

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," interest attributable to construction of distribution centers and computer systems are capitalized as part of the cost of the related asset during the period prior to which such assets are available and ready for use.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Goodwill

Goodwill shown in the consolidated balance sheets at August 26, 2000 and August 28, 1999 relates to multiple acquisitions completed during the last five fiscal years (Note 4). Goodwill is being amortized on a straight-line basis over 40-year periods. Accumulated amortization was $5,525 and $3,560 as of August 26, 2000 and August 28, 1999, respectively. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting the Company's average cost of funds. Management believes that there is no impairment to recorded goodwill as of August 26, 2000.

Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs" ($12,943 and $10,413 at August 26, 2000 and August 28, 1999, respectively). These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Affiliates

The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. See Note 12 for discussion of certain related party transactions.

Investments

The Company's investments in internet commerce companies are recorded on the cost method of accounting, due to respective ownership interests and the Company's inability to exercise significant influence.

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At August 26, 2000, the carrying value of all financial instruments approximated fair value.

Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the fiscal years 2000, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Web site development costs

The Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs," which requires companies to properly account for costs incurred to develop a web site. This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

Recently Issued Accounting Pronouncements

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make material use of derivative instruments. The Company adopted this statement in fiscal 2001, and the impact of adoption was not material.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Shipping and Handling Costs

In September 2000, the EITF reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.

Further, a consensus was reached that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosures of Accounting Policies." The Company may adopt a policy of including shipping and handling costs in cost of sales. If shipping costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that included them.
This standard will require a restatement of prior periods for changes in classification. The Company currently nets its shipping and handling revenue with the related costs and includes the residual amount as selling expense. This consensus is effective for the Company beginning with the fourth quarter of fiscal 2001. The Company is in the process of quantifying the impact of its adoption, which will not change reported income from operations or net income.

3. NET INCOME PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 26, 2000, August 28, 1999 and August 29, 1998, respectively:

                                       Net Income                               Shares                     Net Income Per Share
                           ---------------------------------       --------------------------------      --------------------------
                             2000        1999         1998          2000         1999         1998       2000       1999       1998
                           -------      -------      -------       ------       ------       ------      ----       ----       ----
BASIC EPS

 Net income                $52,926      $48,853      $47,335       67,215       67,056       67,756      $.79       $.73       $.70
 Effect of dilutive
  associate stock
  options                       --           --           --          988        1,261        1,208      (.01)      (.01)      (.01)
                           -------      -------      -------      -------      -------      -------      ----       ----       ----

DILUTED EPS

 Net income                $52,926      $48,853      $47,335       68,203       68,317       68,964      $.78       $.72       $.69
                           =======      =======      =======      =======      =======      =======      ====       ====       ====

4. ACQUISITION OF BUSINESSES

There were no acquisitions during fiscal 2000. All prior acquisitions have been accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions was approximately $70,640 and was allocated to goodwill at August 26, 2000 and August 28, 1999, respectively. In determining the value of assets, principally inventory, accounts receivable and fixed assets, management uses its judgement on fair values, which is primarily based on management's experience in collecting receivables, selling inventory and realizing value from such fixed assets.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

                Business Acquired          Date Acquired       Acquisition Cost
                -----------------          -------------       ----------------
Fiscal 1999
Industrial Specialty Company, Inc.         October 1, 1998            $ 6,226
Direct Line, Inc.                          January 1, 1999                428
Corbin Corporation                         February 1, 1999             6,224

5. INVESTMENTS

During fiscal 2000, the Company invested approximately $2.0 million, $3.0 million and $2.0 million respectively in three internet commerce companies. The Company's interest in each company is less than 5% and, accordingly, is accounted for under the cost method of accounting. The Company's carrying value in these investments approximates fair value at August 26, 2000.

During fiscal 2000, the Company made an investment of approximately $2.4 million in an internet joint venture in the form of a non-controlling combination of voting and non-voting equity securities. The Company accounted for this investment under the equity method for the first half of fiscal 2000, whereby the Company recognized its allocable share of the earnings or losses of this venture in its statement of income as "equity in loss of unconsolidated affiliate." The Company's share of net loss of unconsolidated affiliate was $0.5 million for fiscal 2000. During the third quarter of fiscal 2000, the Company reduced its interest to 19% and otherwise restructured its ownership such that the Company does not exercise significant influence. In October 2000, this internet joint venture was merged with another unrelated entity and MSC's interest was then reduced to approximately 10% of this new entity. Accordingly, the investment continues to be accounted for using the cost method. At August 26, 2000 the Company's carrying value of this investment approximates fair value.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

                                                            Number of Years       August 26, 2000      August 28, 1999
                                                            ---------------       ---------------      ---------------

       Land                                                        --               $    11,429          $    11,429
       Building                                                    40                    38,883               35,788
       Building and leasehold improvements                 The lesser of the
                                                           life of the lease
                                                                or 31.5                  20,811               19,409
       Furniture, fixtures and equipment                          3-10                   58,471               52,264
       Automobiles                                                 5                        873                  863
       Computer systems                                           3-5                    26,902               16,697
                                                                                    -----------          -----------
                                                                                        157,369              136,450

       Less: Accumulated depreciation and amortization                                   40,991               29,700
                                                                                    -----------          -----------
                                                                                    $   116,378          $   106,750
                                                                                    ===========          ===========

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,686 and $1,534 at August 26, 2000 and August 28, 1999, respectively.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

                                      For the Fiscal Years Ended
                    ------------------------------------------------------------
                    August 26, 2000        August 28, 1999       August 29, 1998
                    ---------------        ---------------       ---------------
Current:
    Federal           $     25,057          $     20,116           $     23,994
    State and local          5,306                 4,260                  5,081
                      ------------          ------------           ------------
                            30,363                24,376                 29,075
                      ------------          ------------           ------------
Deferred:
    Federal                  3,984                 6,204                  1,510
    State and local            844                 1,317                    319
                      ------------          ------------           ------------
                             4,828                 7,521                  1,829
                      ------------          ------------           ------------
          Total       $     35,191          $     31,897           $     30,904
                      ============          ============           ============

Significant components of deferred tax assets and liabilities are as follows:

                                                           August 26, 2000        August 28, 1999
                                                           ---------------        ---------------
Current and non-current deferred tax liabilities:
  Depreciation                                              $   (19,813)           $    (8,516)
  Prepaid advertising                                            (5,271)                (4,327)
  Goodwill                                                         (341)                  (248)
                                                            -----------            -----------
                                                                (25,425)               (13,091)
                                                            -----------            -----------
Current and non-current deferred tax assets:
  Accounts receivable                                             1,370                  1,662
  Inventory                                                       8,259                  1,804
  Deferred compensation                                           2,623                  4,393
  Other                                                           5,271                  2,160
                                                            -----------            -----------
                                                                 17,523                 10,019
                                                            -----------            -----------
Net Deferred Tax Liabilities                                $    (7,902)           $    (3,072)
                                                            ===========            ===========

The Company believes that, based upon its consistent history of profitable operations, it is more likely than not that the net deferred tax assets generated through August 26, 2000 will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                                                    For the Fiscal Years Ended
                                                       ---------------------------------------------------------
                                                       August 26, 2000      August 28, 1999      August 29, 1998
                                                       ---------------      ---------------      ---------------
U.S. Federal statutory rate                                  35.0%                35.0%                 35.0%
State income taxes, net of Federal benefit                    5.0                  4.5                   4.5
                                                            -----                -----                 -----
Effective income tax rate                                    40.0%                39.5%                 39.5%
                                                             ====                 ====                  ====

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              August 26, 2000    August 28, 1999
                                              ---------------    ---------------

Accrued payroll and bonus                      $    19,159        $    16,489
Accrued fringe benefits                              7,011              4,784
Accrued restructuring and relocation charges         2,158              4,913
Accrued catalog costs                                5,375              3,708
Accrued other                                       14,329             12,164
                                               -----------        -----------
         Total accrued liabilities             $    48,032        $    42,058
                                               ===========        ===========

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

9. LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

                                           August 26, 2000        August 28,1999
                                           ---------------        --------------

Revolving credit agreement (a)               $    16,600            $    67,450
Term loan (a)                                     50,000                     --
Term notes payable (b)                             2,042                  2,324
                                             -----------            -----------
                                                  68,642                 69,774
Less: Current portion                                244                    306
                                             -----------            -----------
                                             $    68,398            $    69,468
                                             ===========            ===========

Maturities of notes payable are as follows:

Fiscal Year
2001                                    $       244
2002                                            252
2003                                            244
2004                                            162
2005                                         66,747
Thereafter                                      993
                                        -----------
                                        $    68,642
                                        ===========

      (b) In February, 2000, the Company entered into a new credit agreement with a bank, as agent for a group of banks. Under the terms of the credit agreement, the maximum permitted borrowings have increased from $80.0 million of unsecured revolving credit to maximum permitted borrowings of $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (9.5% at August 26, 2000) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and issuance of dividends. This credit facility also contains certain standard financial covenants. As of August 26, 2000, the Company was in compliance with all financial covenants. As of August 26, 2000, the Company had approximately $66.6 million in outstanding borrowings under the credit facility. Available borrowings at August 26, 2000 are $93.4 million, all of which were available under the revolving credit agreement.

      (b) The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and which bears interest at 3% per annum and is payable in monthly installments of approximately $20 through September 2011.

10. CAPITAL STOCK TRANSACTIONS

STOCK SPLIT

On April 6, 1998, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, that was distributed on May 22, 1998 to shareholders of record on April 24, 1998. All share and per share data included in the accompanying financial statements have been restated to reflect this stock split for all periods presented.

Treasury Stock Purchases

During fiscal 1999, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to 5,000 shares of the Company's common stock. The plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2000 and 1999, the

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Company repurchased 40 and 966 shares of its Class A Common Stock for $749 and $18,753, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

11. ASSOCIATE BENEFIT PLANS

Stock Purchase Plan

The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of designated shares of the Company's Class A common stock at a price equal to 85% of the closing price at the beginning of each stock purchase period. The associates purchased approximately 108 and 11 shares of common stock during fiscal 2000 and 1999 pursuant to this plan at an average per share price of $10.19 and $9.09 respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2000, 1999 and 1998, the Company contributed $561, $497 and $1,172, respectively, to the plan. Company contributions are discretionary.

Stock Option Plan

The Company maintains the MSC Industrial Direct Co., Inc. 1995 and 1998 Stock Option Plans, pursuant to which options to purchase approximately 10,000 shares of Class A common stock may be granted. Options may be granted to key associates, directors and consultants over terms not to exceed ten years and they generally vest ratably over five years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted.

A summary of the status of the Company's stock option plans at August 26, 2000, August 28, 1999 and August 29, 1998 and changes during the years then ended is presented in the table and narrative below:

                                                  2000                             1999                            1998
                                         ------------------------         ------------------------         ------------------------
                                                         Weighted                         Weighted                         Weighted
                                                         Average                          Average                          Average
                                                         Exercise                         Exercise                         Exercise
                                         Shares           Price           Shares           Price           Shares           Price
                                         ------          --------         ------          --------         ------          --------
Outstanding - beginning of year           5,817           $14.69           3,030           $15.20           2,178           $12.25
    Granted                               1,756             8.81           3,043            14.28           1,149            19.41
    Exercised                              (930)           12.84            (197)           10.76            (135)           11.26
    Cancelled/forfeited                    (375)           14.38             (59)           15.67            (162)           13.86
                                         ------                           ------                           ------
Outstanding - end of year                 6,268            13.40           5,817            14.69           3,030            15.20
                                         ======                           ======                           ======
Exercisable - end of year                 2,205            14.48           1,143            13.68             588            12.34
                                         ======                           ======                           ======
Weighted average fair value of
  options granted                        $ 8.81                           $14.28                           $19.70
                                         ======                           ======                           ======

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2000             1999              1998
                                        ----             ----              ----

Expected life (years)                    7.5               7.5              7.5
Risk-free interest rate                  6.5%              4.7%             4.4%
Volatility                              58.4%             53.1%            38.0%
Dividend yield                           0.0%              0.0%             0.0%

The following table summarizes information about stock options outstanding at August 26, 2000:

                               Number of Options      Weighted Average        Weighted       Number of Options        Weighted
                                 Outstanding at          Remaining            Average          Exercisable at         Average
Range of Exercise Prices        August 26, 2000       Contractual Life     Exercise Price     August 26, 2000      Exercise Price
------------------------       -----------------      ----------------     --------------    -----------------     --------------

$     7.75 -   $  11.63                 2,030                 7.6            $    8.31               411              $   9.48
     11.64 -      17.46                 3,085                 7.1                14.47             1,415                 14.52
     17.47 -      26.21                 1,114                 6.4                19.31               365                 19.48
     26.22 -      28.06                    39                 7.3                26.92                14                 26.92
                                 ------------                 ---            ---------                --              --------
                                        6,268                 7.1              $ 13.40             2,205              $  14.48
                                 ============                 ===            =========             =====              ========

The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                                  2000            1999             1998
                                                               ----------      ----------       ----------

Net income:                             As reported            $   52,926      $   48,853       $   47,335
                                        Pro forma                  41,970          38,439           41,924

Net income per share - basic            As reported            $      .79      $     .73        $     .70
                                        Pro forma                     .62            .57              .62

Net income per share - diluted          As reported            $      .78      $     .72        $     .69
                                        Pro forma                     .62            .56              .61

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Restricted Stock Plan

The Company also adopted the Restricted Stock Plan in fiscal 1996, whereby the Company awarded 314 shares of Class A common stock to various associates. Associates vest in their ownership of these shares at the end of five years, prior to which such shares are forfeited upon the departure of the associates. The value of these shares at the grant date ($2,981) is included as a separate component of shareholders' equity, and the related compensation charge is being recorded ratably over the five year vesting period. During fiscal 2000, 58 shares vested and no additional shares were cancelled or forfeited. At August 26, 2000, 56 and 1 restricted shares were outstanding and exercisable, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

12. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2003. At August 26, 2000, approximate minimum annual rentals on such leases are as follows:

                                   Total (Including
                                     Related Party             Related Party
Fiscal Year                          Commitments)               Commitments
-----------                        ----------------            -------------

2001                                  $4,967,881                 $1,703,611
2002                                   3,949,621                  1,679,362
2003                                   3,230,539                  1,576,338
2004                                   2,253,366                  1,521,937
2005                                   1,571,570                  1,432,987
Thereafter                             7,970,931                  7,953,297

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2000, 1999 and 1998 was approximately $4,461, $4,616 and $4,795, respectively, including approximately $1,434, $1,554 and $1,702, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms, which approximate fair market value.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $200 per participant during a September 1 plan year. Benefits paid in excess of $200 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2000, 1999 and 1998 was approximately $12,951, $9,881 and $7,003, respectively.

Employment Agreements

The Company has entered into employment and consulting agreements with various of the Company's officers and with the selling shareholders of acquired businesses (Note 4). The future minimum commitments under these agreements are as follows:

                                                       Aggregate
Fiscal Year           Number of Individuals          Annual Amount
-----------           ---------------------          -------------

    2001                        8                     $    1,429
    2002                        5                            908
    2003                        4                            775
    2004                        4                            575

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MSC Industrial Direct Co., Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 26, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Melville, New York
October 26, 2000

                                                                     SCHEDULE II

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                      Balance at       Charged to      Charged to
                                                      Beginning        Costs and         Other                           Balance at
                   Description                         of Year          Expenses        Accounts        Deductions       End of Year
                   -----------                        ----------       ----------      ----------       ----------       -----------
For the fiscal year ended August 29, 1998
   Allowance for doubtful accounts (a)                 $ 2,030          $ 1,523          $   926(c)       $   762          $ 3,717
                                                       =======          =======          =======          =======          =======

   Restructuring and relocation charges (b)            $ 4,949          $    --          $ 7,578(d)       $    --          $12,527
                                                       =======          =======          =======          =======          =======

For the fiscal year ended August 28, 1999
   Allowance for doubtful accounts (a)                 $ 3,717          $ 1,933          $ 1,332(c)       $ 1,183          $ 5,799
                                                       =======          =======          =======          =======          =======

   Restructuring and relocation charges (b)            $12,527          $    --          $    --          $ 7,614          $ 4,913
                                                       =======          =======          =======          =======          =======

For the fiscal year ended August 26, 2000
   Allowance for doubtful accounts (a)                 $ 5,799          $ 1,526          $    --          $ 3,546(e)       $ 3,779
                                                       =======          =======          =======          =======          =======

   Restructuring and relocation charges (b)            $ 4,913          $    --          $    --          $ 2,755          $ 2,158
                                                       =======          =======          =======          =======          =======

(a)   Included in accounts receivable.
(b)   Included in accrued liabilities.
(c)   Comprised of valuation accounts of acquired entities.
(d) Restructuring charges related to, and included in the cost of, acquired entities.
(e)   Comprised of uncollected accounts charged against the allowance.