Form 10-Q
period 2000-11-25
MSC INDUSTRIAL DIRECT CO INC
filed 2001-01-09
CIK 1003078

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2000
                                                 Commission file number: 1-14130

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

                              Yes |X|        No |_|

      As of January 5, 2001, 35,648,184 shares of Class A Common Stock and 33,478,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
          November 25, 2000 and August 26, 2000                              3

          Consolidated Statements of Income -
          Thirteen weeks ended November 25, 2000 and November 27, 1999       4

          Consolidated Statement of Shareholders' Equity -
          Thirteen weeks ended November 25, 2000                             5

          Consolidated Statements of Cash Flows -
          Thirteen weeks ended November 25, 2000 and November 27, 1999       6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  14

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                                                                                      November 25,  August 26,
                                                                                          2000         2000
                                                                                       ---------    ---------
(In thousands, except share data)                                                     (Unaudited)   (Audited)
                                  ASSETS

Current Assets:
    Cash and cash equivalents                                                          $   4,833    $   3,209
    Accounts receivable, net of allowance for doubtful
        accounts of $4,006 and $3,779, respectively                                      103,982       98,837
    Inventories                                                                          274,614      264,494
    Prepaid expenses and other current assets                                              4,315        4,190
    Current deferred income taxes                                                          3,926        4,484
                                                                                       ---------    ---------
         Total current assets                                                            391,670      375,214
                                                                                       ---------    ---------
Investments, at cost                                                                      10,834        8,982
                                                                                       ---------    ---------
Property, Plant and Equipment, net                                                       117,090      116,378
                                                                                       ---------    ---------
Other Assets:
    Goodwill                                                                              64,675       65,115
    Other                                                                                 13,708       15,285
                                                                                       ---------    ---------
                                                                                          78,383       80,400
                                                                                       ---------    ---------
                                                                                       $ 597,977    $ 580,974
                                                                                       =========    =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $  28,639    $  30,245
    Accrued liabilities                                                                   41,063       48,032
    Current portion of long term notes payable                                               233          244
                                                                                       ---------    ---------
         Total current liabilities                                                        69,935       78,521
Long-term notes payable                                                                   79,498       68,398
Deferred income tax liabilities                                                           12,331       12,386
                                                                                       ---------    ---------
         Total liabilities                                                               161,764      159,305
                                                                                       ---------    ---------
Shareholders' Equity:
    Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding          --           --
    Class A common stock; $0.001 par value; 100,000,000 shares authorized; 35,335,269 and 35,290,231 shares issued, 34,279,269
        and 34,217,231 shares outstanding, respectively                                       35           35
    Class B common stock; $0.001 par value; 50,000,000 shares authorized;
        33,738,778 shares issued and outstanding                                              34           34
    Additional paid-in capital                                                           229,975      229,297
    Retained earnings                                                                    227,000      213,591
    Treasury stock, at cost, 1,056,000 and 1,073,000 shares, respectively                (20,745)     (21,079)
    Deferred stock compensation                                                              (86)        (209)
                                                                                       ---------    ---------
         Total shareholders' equity                                                      436,213      421,669
                                                                                       ---------    ---------
                                                                                       $ 597,977    $ 580,974
                                                                                       =========    =========

        The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  Thirteen Weeks Ended
                                                                  --------------------
                                                                November 25,   November 27,
(In thousands, except per share data)                               2000           1999
                                                                 ---------      ---------
Net sales                                                        $ 211,107      $ 182,761

Cost of goods sold                                                 128,598        111,541
                                                                 ---------      ---------

      Gross profit                                                  82,509         71,220

Operating expenses                                                  58,779         52,781
                                                                 ---------      ---------

      Income from operations                                        23,730         18,439
                                                                 ---------      ---------

Other Income (Expense):

   Interest income                                                       8             12

   Interest expense                                                 (1,242)        (1,089)

   Other income, net                                                    12             65
                                                                 ---------      ---------

                                                                    (1,222)        (1,012)
                                                                 ---------      ---------

           Income before provision for income taxes                 22,508         17,427

Provision for income taxes                                           9,003          6,936
                                                                 ---------      ---------

      Net income                                                 $  13,505      $  10,491
                                                                 =========      =========

Per Share Information (Note 2):
  Net income per common share:

   Basic                                                         $    0.20      $    0.16
                                                                 =========      =========

   Diluted                                                       $    0.20      $    0.16
                                                                 =========      =========

  Common shares used in computing per share amounts (Note 2):
   Basic                                                            67,958         67,086
                                                                 =========      =========

   Diluted                                                          68,913         67,303
                                                                 =========      =========

        The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                      Class A                 Class B        Additional
(In thousands)                                     Common Stock            Common Stock        Paid-In     Retained
                                                Shares      Amount      Shares      Amount     Capital     Earnings
                                              ---------   ---------   ---------   ---------   ---------   ---------
Thirteen weeks ended November 25, 2000:

Balance, August 26, 2000                         35,290   $      35      33,739   $      34   $ 229,297   $ 213,591

Common stock issued under associate stock
purchase plan                                        --          --          --          --          --         (96)

Amortization of deferred stock compensation          --          --          --          --          --          --

Exercise of common stock options, including
income tax benefits                                  45          --          --          --         678          --

Net income
                                                     --          --          --          --          --      13,505
                                              ---------   ---------   ---------   ---------   ---------   ---------

Balance, November 25, 2000                       35,335   $      35      33,739   $      34   $ 229,975   $ 227,000
                                              =========   =========   =========   =========   =========   =========

                                                    Treasury Stock          Deferred
(In thousands)                                ---------------------------     Stock
                                                Shares     Amount at Cost  Compensation      Total
                                              ---------    --------------  ------------    ---------
Thirteen weeks ended November 25, 2000:

Balance, August 26, 2000                          1,073      $ (21,079)     $    (209)     $ 421,669

Common stock issued under associate stock
purchase plan                                       (17)           334             --            238

Amortization of deferred stock compensation          --             --            123            123

Exercise of common stock options, including
income tax benefits                                  --             --             --            678

Net income
                                                     --             --             --         13,505
                                              ---------      ---------      ---------      ---------

Balance, November 25, 2000                        1,056      $ (20,745)     $     (86)     $ 436,213
                                              =========      =========      =========      =========

        The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                   Thirteen Weeks Ended
                                                             ------------------------------
                                                             November 25,      November 27,
                                                                2000              1999
                                                             -----------       -----------
Cash Flows from Operating Activities:

Net income                                                    $ 13,505          $ 10,491
                                                              --------          --------
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:

    Depreciation and amortization                                3,992             3,068
    Amortization of deferred stock compensation                    122               105
    Provision for doubtful accounts                                513               479
    Deferred income taxes                                          503             1,000

    Changes in operating assets and liabilities, net of effect from acquisitions:

        Accounts receivable                                     (5,658)           (8,643)
        Inventories                                            (10,120)          (20,726)
        Prepaid expenses and other current assets                 (125)               53
        Other assets                                             1,577             2,009
        Accounts payable and accrued liabilities                (8,315)             (589)
                                                              --------          --------

                                                               (17,511)          (23,244)
                                                              --------          --------

            Net cash used in operating activities               (4,006)          (12,753)
                                                              --------          --------

Cash Flows from Investing Activities:

    Expenditures for property, plant and equipment              (4,264)           (3,817)
    Cash paid for investment in affiliates                      (1,852)               --
                                                              --------          --------

            Net cash used in investing activities               (6,116)           (3,817)
                                                              --------          --------

Cash Flows from Financing Activities:

   Net proceeds from associate stock purchase plan                 238                --
   Net proceeds from exercise of common stock options              419               263
   Net proceeds from notes payable                              11,089            17,480
   Net advances to affiliates                                       --               131
                                                              --------          --------

            Net cash provided by financing activities           11,746            17,874
                                                              --------          --------

Net increase in cash and cash equivalents                        1,624             1,304

Cash and cash equivalents - beginning of period                  3,209             2,725
                                                              --------          --------

Cash and cash equivalents - end of period                     $  4,833          $  4,029

Supplemental Disclosure:

Cash paid for interest                                           1,242               933

Cash paid for income taxes                                         456               754

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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in MSC's annual report on Form 10-K for the year ended August 26, 2000. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      The Company's fiscal year ends on a Saturday close to August 31 of each year.

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

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                       Thirteen Weeks Ended
                                                   -----------------------------
                                                   November 25,     November 27,
                                                       2000             1999
                                                   -----------------------------

Net income for EPS
  Computation                                        $13,505          $10,491
                                                     =======          =======

Basic EPS:
   Weighted average
   Common shares                                      67,958           67,086
                                                     =======          =======

Basic EPS                                            $  0.20          $  0.16
                                                     =======          =======

Diluted EPS:
   Weighted average
   Common shares                                      67,958           67,086

   Shares issuable from
   Assumed conversion of
   Common stock equivalents                              955              217
                                                     -------          -------

   Weighted average common
   Shares and common stock
   equivalents                                        68,913           67,303
                                                     =======          =======

Diluted EPS                                          $  0.20          $  0.16
                                                     =======          =======

3. Certain prior year balances have been reclassified to conform with current year presentation.

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make material use of derivative instruments. The Company adopted this statement in fiscal 2001, and the impact of adoption was not material.

5. In September 2000, the EITF reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.

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

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products, such as cutting tools, abrasives, measuring instruments, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,480 page master catalog offers over 450,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures. The products are distributed through the Company's four distribution centers and approximately 90 branch offices. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

Results of Operations -
Thirteen weeks ended November 25, 2000 and November 27, 1999

Net sales increased by $28.3 million, or 15.5%, to $211.1 million in the first quarter of fiscal 2001 from $182.8 million in the first quarter of fiscal 2000. This increase was primarily attributable to an increase in sales to the Company's existing customers and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

Gross profit increased by $11.3 million, or 15.9%, to $82.5 million in the first quarter of fiscal 2001 from $71.2 million in the first quarter of fiscal 2000. The dollar increase in gross profit was primarily attributable to increased sales. As a percentage of sales, gross profit remained constant at approximately 39%.

Operating expenses increased by $6.0 million, or 11.4%, to $58.8 million in the first quarter of fiscal 2001 from $52.8 million in the first quarter of fiscal 2000. As a percentage of sales, operating expenses decreased from 28.9% to 27.8%. The decrease was primarily attributable to leveraging fixed costs over a larger revenue base. The dollar increase was primarily attributable to increased sales volume which required additional staffing and support, increased advertising costs, and higher depreciation costs from expenditures for property, plant and equipment.

Income from operations increased by $5.3 million, or 28.8%, to $23.7 million in the first quarter of fiscal 2001 from $18.4 million in the first quarter of fiscal 2000. The increase was primarily attributable to increased sales and the dollar amount increase in gross profit, offset in part by an increase in operating expenses.

Interest expense increased by $0.1 million to $1.2 million in the first quarter of fiscal 2001 from $1.1 million in the first quarter of fiscal 2000. The increase was primarily attributable to higher long-term notes payable borrowings and higher interest rates under the Company's revolving credit agreement.

Provision for income taxes and net income: The effective tax rate was 40.0 percent for the first quarter of fiscal 2001 as compared to 39.8% in the prior year. Net income increased by $3.0 million, or 28.6%, to $13.5 million in the first quarter of fiscal 2001 from $10.5 million in the first quarter of fiscal 2000. This increase was primarily the result of previously mentioned increases in sales and the dollar amount increase in gross profit offset in part by an increase in operating expenses necessary in order to support the increase in volume and to invest in future growth.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations and available lines of credit will be adequate to support our operations for the immediate future and for at least the next 24 months. Under the terms of the credit facility, the maximum permitted borrowings are $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (9.5% at November 25, 2000) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and issuance of dividends. This credit facility also contains certain standard financial covenants. As of November 25, 2000, the Company was in compliance with all financial covenants. As of November 25, 2000, the Company had approximately $78.8 million in outstanding borrowings under the credit facility. Available borrowings at November 25, 2000 are $81.2 million, all of which were available under the revolving credit agreement.

Net cash used in operating activities for the 13 week periods ended November 25, 2000 and November 27, 1999 was $4.0 million and $12.8 million respectively. The favorable net change of approximately $8.8 million in net cash used in operations resulted from higher net income and improved net working capital requirements.

Net cash used in investing activities for the 13 week periods ended November 25, 2000 and November 27, 1999 was $6.1 million and $3.8 million, respectively. The net usage of cash in the first three months of fiscal 2001 and fiscal 2000 was primarily attributable to expenditures for property, plant and equipment.

Net cash provided by financing activities was $11.7 million and $17.9 million for the 13 week periods ended November 25, 2000 and November 27, 1999, respectively. Net cash provided by financing activities for the first three months of fiscal 2001 and fiscal 2000 primarily reflected proceeds received from notes payable.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the Company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At November 25, 2000, approximately $78.8 million was outstanding under the credit agreement. Available borrowings at November 25, 2000 are $81.2 million, all of which were available under the revolving credit agreement. The agreement bears interest at the bank's base rate (9.5% at November 25, 2000), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.8 million in interest that year. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

         27     Financial data schedule for the quarter ended November 25, 2000.

      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MSC INDUSTRIAL DIRECT CO., INC.
                                                     (Registrant)


Dated:       January 6, 2001           By:         /s/ Mitchell Jacobson
        -----------------------            -------------------------------------
                                           President and Chief Executive Officer


Dated:       January 6, 2001           By:         /s/  Charles Boehlke
        -----------------------            -------------------------------------
                                                 Senior Vice President and
                                                  Chief Financial Officer