Form 10-Q
period 2001-02-24
MSC INDUSTRIAL DIRECT CO INC
filed 2001-04-04
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
February 24, 2001                               Commission file number: 1-14130


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

                             Yes  X  No
                                 ---

     As of April 4, 2001 35,821,550 shares of Class A Common Stock and 33,478,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                          -----

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         February 24, 2001 and August 26, 2000                                3

         Consolidated Statements of Income -
         Thirteen and twenty-six weeks ended February 24, 2001 and
          February 26, 2000                                                   4

         Consolidated Statement of Shareholders' Equity -
         Twenty-six weeks ended February 24, 2001                             5

         Consolidated Statements of Cash Flows -
         Twenty-six weeks ended February 24, 2001 and February 26, 2000       6

         Notes to Consolidated Financial Statements                           7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15

SIGNATURES                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        MSC INDUSTRIAL DIRECT CO., INC.

                          Consolidated Balance Sheets



(In thousands, except share data)                                                            February 24,            August 26,
                                                                                                 2001                   2000
                                                                                                 ----                   ----
                                                                                               (Unaudited)            (Audited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                                    $  13,491             $   3,209
     Accounts receivable, net of allowance for doubtful
         accounts of $4,485 and $3,779, respectively                                                107,341                98,837
       Inventories                                                                                  261,472               264,494
       Prepaid expenses and other current assets                                                      4,409                 4,190
       Current deferred income taxes                                                                  2,922                 4,484
                                                                                                  ---------             ---------
           Total current assets                                                                     389,635               375,214
                                                                                                  ---------             ---------
Investments, at cost                                                                                 10,834                 8,982
                                                                                                  ---------             ---------
Property, Plant and Equipment, net                                                                  120,216               116,378
                                                                                                  ---------             ---------
Other Assets:
     Goodwill                                                                                        64,235                65,115
     Other                                                                                           11,182                15,285
                                                                                                  ---------             ---------
                                                                                                     75,417                80,400
                                                                                                  ---------             ---------
           Total Assets                                                                          $  596,102             $ 580,974
                                                                                                  =========             =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                             $  23,325             $  30,245
     Accrued liabilities                                                                             41,630                48,032
     Current portion of long term notes payable                                                         224                   244
                                                                                                  ---------             ---------
           Total current liabilities                                                                 65,179                78,521
Long-term notes payable                                                                              65,590                68,398
Deferred income tax liabilities                                                                      12,552                12,386
                                                                                                  ---------             ---------
           Total liabilities                                                                        143,321               159,305
                                                                                                  ---------             ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                     -                     -
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 35,821,435 and 35,290,231 shares issued, 34,765,435 and 34,217,231 shares outstanding,
         respectively                                                                                    36                    35
     Class B common stock; $0.001 par value; 50,000,000 shares
         authorized; 33,478,778 and 33,738,778 shares issued and
         outstanding, respectively                                                                       34                    34
     Additional paid-in capital                                                                     232,107               229,297
     Retained earnings                                                                              241,349               213,591
     Treasury stock, at cost, 1,056,000 and 1,073,000 shares, respectively                         (20,745)              (21,079)
     Deferred stock compensation                                                                          _                 (209)
                                                                                                  ---------             ---------
           Total shareholders' equity                                                               452,781               421,669
                                                                                                  ---------             ---------
           Total Liabilities and Shareholders' Equity                                            $  596,102             $ 580,974
                                                                                                 ==========             =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                        MSC INDUSTRIAL DIRECT CO., INC.
                       Consolidated Statements of Income
                                  (Unaudited)


                                                         Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                                   ----------------------------------           ----------------------------------
     (In thousands, except per share and share      February 24,      February 26,               February 24,      February 26,
     data)                                              2001              2000                        2001             2000
                                                    --------------    -------------              -----------       ---------------
     Net sales                                          $ 211,536         $ 198,233                  $ 422,643        $  380,994

     Cost of goods sold                                   127,315           122,060                    255,913           233,601
                                                    --------------    -------------              -----------       ---------------

            Gross profit                                   84,221            76,173                    166,730           147,393

     Operating expenses                                    59,241            51,727                    118,020           104,508
                                                    --------------    -------------              -----------       ---------------

            Income from operations                         24,980            24,446                     48,710            42,885
                                                    --------------    -------------              -----------       ---------------
     Other Income (Expense):

         Interest income                                      100                 4                        108                16

         Interest expense                                  (1,215)           (1,398)                    (2,457)           (2,487)

         Equity in loss of unconsolidated
         affiliate                                             --              (465)                         --             (465)


         Other income, net                                     51                62                         63               127
                                                    --------------    -------------              -----------       ---------------

         Total other income (expense)                      (1,064)           (1,797)                    (2,286)           (2,809)
                                                    --------------    -------------              -----------       ---------------
            Income before provision
            for income taxes                               23,916            22,649                     46,424            40,076

     Provision for income taxes                             9,566             9,036                     18,570            15,972
                                                    --------------    -------------              -----------       ---------------
            Net income                                  $  14,350         $  13,613                  $  27,854         $  24,104
                                                    ==============         ========                   ========          ========

     Per Share Information (Note 2):
       Net income per common share:

         Basic                                            $   0.21         $   0.20                   $   0.41          $   0.36
                                                    ==============         ========                   ========          ========
         Diluted                                          $   0.21         $   0.20                   $   0.40          $   0.36
                                                    ==============         ========                   ========          ========

     Common shares used in computing
       per share amounts (Note 2):
         Basic                                             68,102            67,110                     68,030            67,098
                                                    ==============         ========                   ========          ========
         Diluted                                           69,609            68,063                     69,233            67,736
                                                    ==============         ========                   ========          ========



The accompanying notes are an integral part of these consolidated statements.

                        MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)



                                                          Class A               Class B
(In thousands)                                     ---------------------   -----------------     Additional
                                                       Common Stock          Common Stock          Paid-In        Retained
                                                    Shares      Amount     Shares    Amount        Capital        Earnings
                                                    ------      ------     ------    ------        -------        --------
Twenty-six weeks ended February 24, 2001:
Balance, August 26, 2000                              35,290   $ 35       33,739     $  34         $229,297       $213,591
Exchange of Class B common stock for
Class A common stock                                     260     --         (260)       --               --             --

Common stock issued under associate stock                 --     --           --        --               --           (96)
purchase plan
Amortization of deferred stock compensation               --     --           --        --               --             --
Exercise of common stock options, including              271      1           --        --            2,810             --
income tax benefits
Net income                                                --     --           --        --               --         27,854
                                                   ---------   -----      ------     --------      ---------      ----------

Balance, February 24, 2001                            35,821   $ 36       33,479     $  34         $232,107       $241,349
                                                   =========   =====      ======     ========      =========      ==========


(In thousands)                                         Treasury Stock              Deferred
                                                   -------------------------         Stock
                                                   Shares    Amount at Cost     Compensation      Total
                                                   ------    --------------     ------------      -----
Twenty-six weeks ended February 24, 2001:
Balance, August 26, 2000                          1,073        $ (21,079)           $ (209)      $421,669
Exchange of Class B common stock for
Class A common stock                                                                                   --

Common stock issued under associate stock          (17)               334                --           238
purchase plan
Amortization of deferred stock compensation          --                --               209           209
Exercise of common stock options, including          --                --                --         2,811
income tax benefits
Net income                                           --                --                --        27,854
                                                  -------      ------------         --------     --------

Balance, February 24, 2001                        1,056        $ (20,745)           $    --      $452,781
                                                  =======      ============         ========     ========




 The accompanying notes are an integral part of these consolidated statements.

                        MSC INDUSTRIAL DIRECT CO., INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)

                                                                                Twenty-Six Weeks Ended
                                                                         -------------------------------------------
                                                                           February 24,            February 26,
                                                                              2001                     2000
                                                                         -----------------        ------------------
Cash Flows from Operating Activities:
Net income                                                                    $  27,854                 $  24,104
                                                                         -----------------        ------------------
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:

     Equity in loss of unconsolidated affiliate                                      --                       465
     Depreciation and amortization                                                8,110                     6,443
     Amortization of deferred stock compensation                                    209                       210
     Provision for doubtful accounts                                              1,028                     1,264
     Deferred income taxes                                                        1,728                       770

     Changes in operating assets and liabilities:

         Accounts receivable                                                    (9,532)                  (16,096)
         Inventories                                                              3,022                  (32,424)
         Prepaid expenses and other current assets                                (219)                     (309)
         Other assets                                                             4,103                     3,675
         Accounts payable and accrued liabilities                              (12,725)                   (6,986)
                                                                         -----------------        ------------------
                                                                                (4,276)                  (42,988)
                                                                         -----------------        ------------------
              Net cash provided by (used in) operating activities                23,578                  (18,884)
                                                                         -----------------        ------------------
Cash Flows from Investing Activities:

   Expenditures for property, plant and equipment                              (11,068)                   (9,296)
   Cash paid for investment in affiliates                                       (1,852)                   (7,672)
                                                                         -----------------        ------------------

              Net cash used in investing activities                            (12,920)                  (16,968)
                                                                         -----------------        ------------------
Cash Flows from Financing Activities:

   Net proceeds from associate stock purchase plan                                  238                        --
   Net proceeds from exercise of common stock options                             2,214                       873
   Net proceeds from (repayments of ) notes payable                             (2,828)                    35,861
                                                                         -----------------        ------------------

              Net cash (used in) provided by financing activities                 (376)                    36,734
                                                                         -----------------        ------------------
Net increase in cash and cash equivalents                                        10,282                       882

Cash and cash equivalents - beginning of period                                   3,209                      2,725
                                                                         -----------------        ------------------
Cash and cash equivalents - end of period                                     $  13,491                 $   3,607
                                                                         =================        ==================
Supplemental Disclosure:

Cash paid for interest                                                            2,065                     2,500

Cash paid for income taxes                                                       10,073                    11,100


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

     A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                      Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                                --------------------------------           ---------------------------------
                                                 February 24,     February 26,             February 24,      February 26,
                                                     2001              2000                     2001              2000
                                                --------------    --------------           --------------    --------------
Net income for EPS
   Computation                                        $14,350            $13,613                  $27,854           $24,104
                                                   ==========          =========               ==========        ===========
Basic EPS:
    Weighted average
    Common shares                                      68,102             67,110                   68,030            67,098
                                                   ==========          =========               ==========        ===========
Basic EPS                                               $0.21              $0.20                    $0.41             $0.36
                                                   ==========          =========               ==========        ===========

Diluted EPS:
Weighted average
Common shares                                          68,102             67,110                   68,030            67,098

Shares issuable from
Assumed conversion of
Common stock equivalents                                1,507                953                    1,203               638
                                                  -----------       ------------               ----------        ----------

Weighted average common
and common equivalent shares                           69,609             68,063                   69,233            67,736
                                                   ==========          =========               ==========        ===========
Diluted EPS                                             $0.21              $0.20                    $0.40             $0.36
                                                   ==========          =========               ==========        ===========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 26, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

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

OVERVIEW

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 and has conducted business since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the "Operating Subsidiary"), are hereinafter referred to collectively as the "Company."

The Company is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products, such as cutting tools, abrasives, measuring instruments, material handling products, machine tool accessories, safety equipment, fasteners, welding supplies and electrical supplies, intended to satisfy its customers' maintenance, repair and operations ("MRO") supplies requirements. The Company's 4,480 page master catalog offers over 450,000 stock keeping units ("SKUs") and is supplemented by weekly, monthly and quarterly specialty and promotional catalogs and brochures. The products are distributed through the Company's four distribution centers and approximately 90 branch offices. Most of the products are carried in stock, and orders for these products are typically fulfilled on the day the order is received.

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000

NET SALES increased by $13.3 million, or 6.7%, to $211.5 million in the second quarter of fiscal 2001 from $198.2 million in the second quarter of fiscal 2000. This increase was primarily attributable to an increase in sales to the Company's existing customers and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

GROSS PROFIT increased by $8.0 million, or 10.6%, to $84.2 million in the second quarter of fiscal 2001 from $76.2 million in the second quarter of fiscal 2000, primarily attributable to increased sales. As a percentage of sales, gross profit increased from 38.4% to 39.8%. The increase in gross profit as a percentage of net sales resulted from a favorable change in product mix and the success of the Company's efforts to increase margins with new and existing customers.

OPERATING EXPENSES increased by $7.5 million, or 14.5%, to $59.2 million in the second quarter of fiscal 2001 from $51.7 million in the second quarter of fiscal 2000. As a percentage of sales, operating expenses increased from 26.1% to 28.0%. The increase was primarily attributable to increased advertising costs, higher depreciation costs from expenditures for property, plant and equipment and significant increases in the Company's sales force to invest in anticipated future growth.

INCOME FROM OPERATIONS increased by $.6 million, or 2.2%, to $25.0 million in the second quarter of fiscal 2001 from $24.4 million in the second quarter of fiscal 2000. The increase was primarily attributable to increased sales and gross profit offset in part by an increase in operating expenses.

INTEREST EXPENSE decreased by $.2 million to $1.2 million in the second quarter of fiscal 2001 from $1.4 million in the second quarter of fiscal 2000. The decrease was primarily attributable to lower long-term notes payable borrowings.

PROVISION FOR INCOME TAXES AND NET INCOME: The effective tax rate was 40.0% for the second quarter of fiscal 2001 as compared to 39.9% in the prior year. Net income increased by $.7 million, or 5.4%, to $14.4 million in the second quarter of fiscal 2001 from $13.6 million in the second quarter of fiscal 2000. This increase was primarily the result of previously mentioned increases in sales and gross profit offset in part by an increase in operating expenses necessary in order to support the increase in volume and to invest in anticipated future growth.

RESULTS OF OPERATIONS -
TWENTY-SIX WEEKS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000

NET SALES increased by $41.6 million, or 10.9%, to $422.6 million during the first half of fiscal 2001 from $381.0 million in the first half of fiscal 2000. This increase was primarily attributable to an increase in sales to the Company's existing customers and an increase in the number of active customers. The increase in sales to existing customers was principally derived from an increase in the number of SKUs offered, as well as from more focused marketing efforts.

GROSS PROFIT increased by $19.3 million, or 13.1%, to $166.7 million during the first half of fiscal 2001 from $147.4 million in the first half of fiscal 2000, primarily attributable to increased sales. As a percentage of sales, gross profit increased from 38.7% to 39.4%. The increase in gross profit as a percentage of net sales resulted from a favorable change of product mix and the success of the Company's efforts to increase margins with new and existing customers.

OPERATING EXPENSES increased by $13.5 million, or 12.9%, to $118.0 million during the first half of fiscal 2001 from $104.5 million in the first half of fiscal 2000. As a percentage of sales, operating expenses increased from 27.4% to 27.9%. The increase was primarily attributable to increased sales volume which required additional staffing and support, increased advertising costs, higher depreciation costs from expenditures for property, plant and equipment and significant increases in the Company's sales force to invest in anticipated future growth.

INCOME FROM OPERATIONS increased by $5.8 million, or 13.6%, to $48.7 million during the first half of fiscal 2001 from $42.9 million in the first half of fiscal 2000. The increase was primarily attributable to increased sales and gross profit offset in part by an increase in operating expenses.

INTEREST EXPENSE was unchanged at $2.5 million for the first half of fiscal 2001 and fiscal 2000.

PROVISION FOR INCOME TAXES AND NET INCOME: The effective tax rate was approximately 40% for the first half of fiscal 2001 as compared to 39.9% in the first half of fiscal 2000. Net income increased by $3.8 million, or 15.6%, to $27.9 million in the first half of fiscal 2001 from $24.1 million in the first half of fiscal 2000. This increase was primarily the result of previously mentioned increased sales and gross profit offset in part by an increase in operating expenses necessary in order to support the increase in volume and to invest in anticipated future growth.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations and available lines of credit will be adequate to support our operations for the immediate future and for at least the next 24 months. Under the terms of the credit facility, the maximum permitted borrowings are $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (8.5% at February 24, 2001) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of February 24, 2001, the Company was in compliance with all financial covenants. As of February 24, 2001, the Company had approximately $64.0 million in outstanding borrowings under the credit facility. Available borrowings at February 24, 2001 are $96.0 million, all of which were available under the revolving credit agreement.

Net cash provided by operating activities for the 26 week period ended February 24, 2001 was $23.6 million and net cash used in operating activities for the 26 week period ended February 26, 2000 was $18.9 million. The change of approximately $42.5 million is primarily attributable to lower inventory levels, reflecting improved inventory control policies, and higher net income.

Net cash used in investing activities for the 26 week periods ended February 24, 2001 and February 26, 2000 was $12.9 million and $17.0 million, respectively. The net usage of cash in the first half of fiscal 2001 was primarily attributable to expenditures for property, plant and equipment. The net usage of cash in the first half of fiscal 2000 was attributable to expenditures for property, plant and equipment and investments in Internet technology companies.

Net cash used in financing activities for the 26 week period ended February 24, 2001 was $0.4 million and net cash provided by financing activities for the 26 week period ended February 26, 2000 was $36.7 million. The net cash used in financing activities for the first half of fiscal 2001 was primarily attributable to repayments of notes payable, offset by the proceeds from the exercise of common stock options. The net cash provided by financing activities in the first half of fiscal 2000 was primarily attributable to proceeds received from notes payable.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the Company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At February 24, 2001, approximately $64.0 million was outstanding under the credit agreement. Available borrowings at February 24, 2001 are $96.0 million, all of which were available under the revolving credit agreement. The agreement bears interest at the bank's base rate (8.5% at February 24, 2001), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this quarter-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.6 million in interest that year. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2001 the Company held its 2001 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's shareholders elected as directors Sidney Jacobson, Mitchell Jacobson, James Schroeder, Shelley Boxer, Denis Kelly, Raymond Langton, Roger Fradin, David Sandler, Charles Boehlke, and Philip Peller.

In addition, the shareholders ratified the selection by the Board of Directors of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2001.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1.   Election of Directors

          Nominee         Votes            Votes           Votes        Broker
           Name            For            Against        Withheld     Non-Votes

Sidney Jacobson           242,618,156     628,589            0            0
Mitchell Jacobson         242,685,371     561,374            0            0
James Schroeder           242,685,371     561,374            0            0
Shelley Boxer             242,685,271     561,474            0            0
Denis Kelly               242,998,612     248,133            0            0
Raymond Langton           242,998,612     248,133            0            0
Roger Fradin              242,998,612     248,133            0            0
David Sandler             242,685,371     561,374            0            0
Charles Boehlke           242,530,821     715,924            0            0
Philip Peller             242,998,612     248,133            0            0

2. Ratification of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2001.

             Votes              Votes            Votes             Broker
              For              Against          Withheld         Non-Votes

          243,234,775           7,660            4,310               0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits: None.

     Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MSC INDUSTRIAL DIRECT CO., INC.
                                               (Registrant)


Dated:     April 4, 2001            By:  /s/ Mitchell Jacobson
         ----------------------          ---------------------------------------
                                          President and Chief Executive Officer



Dated:     April 4, 2001            By:  /s/ Charles Boehlke
         ----------------------          ---------------------------------------
                                          Senior Vice President and
                                          Chief Financial Officer