Form 10-Q
period 2001-05-26
MSC INDUSTRIAL DIRECT CO INC
filed 2001-07-05
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 26, 2001       Commission File No.:   1-14130


                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)


            NEW YORK                                      11-3289165
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

As of July 2, 2001, 35,878,657 shares of Class A Common Stock and 33,478,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          May 26, 2001 and August 26, 2000                                  3

          Consolidated Statements of Income
          Thirteen and thirty-nine weeks ended May 26, 2001 and
            May 27, 2000                                                    4

          Consolidated Statement of Shareholders' Equity
          Thirty-nine weeks ended May 26, 2001                              5

          Consolidated Statements of Cash Flows
          Thirty-nine weeks ended May 26, 2001 and May 27, 2000             6

          Notes to Consolidated Financial Statements                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 14


SIGNATURES                                                                 15

PART  I.        FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED FINANCIAL STATEMENTS

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

 (In thousands, except share data)                                                           May 26,             August 26,
                                                                                              2001                  2000
                                                                                              ----                  ----
                                                                                          (Unaudited)            (Audited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                              $  29,804            $   3,209
     Accounts receivable, net of allowance for doubtful
         accounts of $4,625 and $3,779, respectively                                           95,455               98,837
     Inventories                                                                              247,826              264,494
     Prepaid expenses and other current assets                                                  3,752                4,190
     Current deferred income taxes                                                              5,343                4,484
                                                                                           ----------            ---------
              Total current assets                                                            382,180              375,214
                                                                                           ----------            ---------
Investments, at cost (Note 2)                                                                     550                8,982
Property, Plant and Equipment, net                                                            121,340              116,378
Other Assets:
     Goodwill                                                                                  63,794               65,115
     Other assets                                                                               9,825               15,285
                                                                                           ----------            ---------
                                                                                               73,619               80,400
                                                                                           ----------            ---------
              Total Assets                                                                 $ 577,689            $ 580,974
                                                                                           ==========            =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                       $  25,805            $  30,245
     Accrued liabilities                                                                       34,269               48,032
     Current portion of long-term notes payable                                                   214                  244
                                                                                           ----------            ---------
              Total current liabilities                                                        60,288               78,521
Long-term notes payable                                                                        45,289               68,398
Deferred income tax liabilities                                                                14,968               12,386
                                                                                           ----------            ---------
              Total liabilities                                                               120,545              159,305
                                                                                           ----------            ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding               -                    -
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 35,890,324 and 35,290,231 shares issued, and 34,879,324 and 34,217,231 shares outstanding,
         respectively                                                                              36                   35
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
         33,478,778 and 33,738,778 shares issued and outstanding, respectively                     34                   34
     Additional paid-in capital                                                               233,399              229,297
     Retained earnings                                                                        243,536              213,591
     Treasury stock, at cost, 1,011,000 and 1,073,000 shares, respectively                   (19,861)             (21,079)
     Deferred stock compensation                                                                    -                (209)
                                                                                           ----------            ---------
              Total shareholders' equity                                                      457,144              421,669
                                                                                           ----------            ---------
              Total Liabilities and Shareholders' Equity                                    $ 577,689            $ 580,974
                                                                                           ==========            =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                   -----------------------------            ------------------------------
     (In thousands, except per share                   May 26,          May 27,                May 26,          May 27,
      and share data)                                   2001             2000                   2001              2000
                                                   -------------    ------------            -----------      -------------
     Net sales                                     $ 204,834         $ 212,845              $ 627,477         $ 593,839
     Cost of goods sold                              122,786           131,043                378,699           364,644
                                                   ---------         ---------              ---------         ---------
            Gross profit                              82,048            81,802                248,778           229,195
     Operating expenses                               60,657            53,189                178,677           157,697
                                                   ---------         ---------              ---------         ---------
            Income from operations                    21,391            28,613                 70,101            71,498
                                                   ---------         ---------              ---------         ---------
     Other (Expense) Income:
         Interest income                                 145               112                    253               128
         Interest expense                               (923)           (1,534)                (3,380)           (4,021)
         Equity in loss of unconsolidated                  -                 -                      -              (465)
         affiliate
         Provision for impairment in carrying
         value of investments (Note 2)               (10,284)                -                (10,284)                -
         Other income, net                                36                85                     99               212
                                                   ---------         ---------              ---------         ---------
     Total other (expense) income                    (11,026)           (1,337)               (13,312)           (4,146)
                                                   ---------         ---------              ---------         ---------
            Income before provision
            for income taxes                          10,365            27,276                 56,789            67,352
     Provision for income taxes                        7,883            10,910                 26,453            26,882
                                                   ---------         ---------              ---------         ---------
            Net income                             $   2,482         $  16,366              $  30,336         $  40,470
                                                   =========         =========              =========         =========
     Per Share Information (Note 3):
       Net income per common share:
         Basic                                     $    0.04         $    0.24              $    0.45         $    0.60
                                                   =========         =========              =========         =========
         Diluted                                   $    0.04         $    0.24              $    0.44         $    0.60
                                                   =========         =========              =========         =========
     Common shares used in computing per share
       amounts (Note 3):
         Basic                                        68,264            67,129                 68,099            67,044
                                                   =========         =========              =========         =========
         Diluted                                      69,615            68,700                 69,288            67,893
                                                   =========         =========              =========         =========

 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                        Class A               Class B
(In thousands)                                        Common Stock          Common Stock       Additional
                                                    ----------------      ----------------       Paid-In         Retained
                                                    Shares    Amount      Shares    Amount       Capital         Earnings
                                                    ------    ------      ------    ------       -------         --------

Thirty-nine weeks ended May 26, 2001:
Balance, August 26, 2000                            35,290     $35        33,739     $34         $229,297        $213,591
Exchange of Class B common stock for Class A           260       -          (260)      -                -               -
common stock
Common stock issued under associate stock                -       -             -       -                -            (391)
purchase plan
Amortization of deferred stock compensation              -       -             -       -                -               -
Exercise of common stock options, including            340       1             -       -            4,102               -
income tax benefits
Net income                                               -       -             -       -                -          30,336
                                                    ------    ----        ------    ----         --------        --------
Balance, May 26, 2001                               35,890     $36        33,479     $34         $233,399        $243,536
                                                    ======    ====        ======    ====         ========        ========


                                                        Treasury Stock
(In thousands)                                      ----------------------         Deferred
                                                                 Amount at           Stock
                                                     Shares        Cost          Compensation        Total
                                                    --------     ---------       ------------        -----
Thirty-nine weeks ended May 26, 2001:
Balance, August 26, 2000                             1,073       $(21,079)          $ (209)        $421,669
Exchange of Class B common stock for Class A             -              -                -                -
common stock
Common stock issued under associate stock              (62)         1,218                -              827
purchase plan
Amortization of deferred stock compensation              -              -              209              209
Exercise of common stock options, including              -              -                -            4,103
income tax benefits
Net income                                               -              -                -           30,336
                                                    ------       --------           ------         --------
Balance, May 26, 2001                                1,011       $(19,861)               -         $457,144
                                                    ======       ========           ======         ========



 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                             Thirty-Nine Weeks Ended
                                                                         -----------------------------
                                                                          May 26,              May 27,
                                                                           2001                 2000
                                                                         --------             --------
Cash Flows from Operating Activities:

Net income                                                               $  30,336           $ 40,470
                                                                         ---------          ---------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

     Equity loss of unconsolidated affiliate                                     -                465
     Provision for impairment in carrying value of investments              10,284                  -
     Depreciation and amortization                                          12,626             10,038
     Amortization of deferred stock compensation                               209                321
     Provision for doubtful accounts                                         1,526              2,016
     Deferred income taxes                                                   1,723                795

     Changes in operating assets and liabilities:
         Accounts receivable                                                 1,856            (13,407)
         Inventories                                                        16,668            (32,534)
         Prepaid expenses and other current assets                             438               (478)
         Other assets                                                        5,460              5,181
         Accounts payable and accrued liabilities                          (17,606)            (2,610)
                                                                         ---------          ---------
                                                                            33,184            (30,213)
                                                                         ---------          ---------
              Net cash provided by operating activities                     63,520             10,257
                                                                         ---------          ---------
Cash Flows from Investing Activities:
   Expenditures for property, plant and equipment                          (16,267)           (16,899)
   Cash paid for investment in affiliates                                   (1,852)            (9,422)
                                                                         ---------          ---------
              Net cash used in investing activities                        (18,119)           (26,321)
                                                                         ---------          ---------
Cash Flows from Financing Activities:

   Purchase of treasury stock                                                    -               (748)
   Net proceeds from associate stock purchase plan                             827                981
   Net proceeds from exercise of common stock options                        3,506              1,461
   Net proceeds from (repayments of) notes payable                         (23,139)            17,290
                                                                         ---------          ---------
              Net cash (used in) provided by financing activities          (18,806)            18,984
                                                                         ---------          ---------
Net increase in cash and cash equivalents                                   26,595              2,920
Cash and cash equivalents - beginning of period                              3,209              2,725
                                                                         ---------          ---------
Cash and cash equivalents - end of period                                $  29,804           $  5,645
                                                                         =========           ========
Supplemental Disclosure:
Cash paid for interest                                                       2,564              2,500
Cash paid for income taxes                                                  19,727             18,894

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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended August 26, 2000. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      The Company's fiscal year ends on a Saturday close to August 31 of each year.

2. During the third quarter of fiscal 2001, the Company determined that its ability to ultimately recover the value of its investments in four privately held Internet startup companies was significantly impaired. The Company's determination was based upon certain economic indicators and specific events and circumstances, including these entities' difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, either the entire cost of the investment or a significant portion thereof was charged against earnings during the third quarter of fiscal 2001. The aggregate amount of the non-cash charge recorded in the statement of income was $10.3 million ($9.9 million, net of tax benefits, or $.14 per diluted share).

      The provision for income taxes in the third quarter and for the nine months ended May 26, 2001 was substantially affected by the non-deductibility of a significant portion of the Company's write down of its Internet investments. Accordingly, the Company's effective tax rate is significantly higher than in prior periods.

3. The Company follows the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires the Company to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method.

      A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                --------------------     -----------------------
                                  May 26,   May 27,        May 26,      May 27,
                                   2001      2000           2001         2000
                                   ----      ----           ----         ----


Net income for EPS
   Computation                   $2,482     $16,366       $30,336       $40,470
                                 ======     =======       =======       =======
Basic EPS:
    Weighted average
    Common shares                68,264      67,129        68,099        67,044
                                 ======     =======       =======       =======
Basic EPS                         $0.04       $0.24         $0.45         $0.60
                                 ======     =======       =======       =======
Diluted EPS:
Weighted average
Common shares                    68,264      67,129        68,099        67,044

Shares issuable from
Assumed conversion of
Common stock equivalents          1,351       1,571         1,189           849
                                 ------      ------       -------       -------
Weighted average common
and common equivalent shares     69,615      68,700        69,288        67,893
                                 ======     =======       =======       =======
Diluted EPS                       $0.04       $0.24         $0.44         $0.60
                                 ======     =======       =======       =======


4. Certain prior year balances have been reclassified to conform with current year presentation.

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

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED MAY 26, 2001 AND MAY 27, 2000

NET SALES decreased by $8.0 million, or 3.8%, to $204.8 million in the third quarter of fiscal 2001 from $212.8 million in the third quarter of fiscal 2000. This decrease was primarily the result of the progressively slowing industrial sector. A significant portion of the Company's customer base is in this sector; accordingly, sales to these customers have declined slightly during the third quarter of fiscal 2001.

GROSS PROFIT increased by $.2 million, or .3%, to $82.0 million in the third quarter of fiscal 2001 from $81.8 million in the third quarter of fiscal 2000. As a percentage of net sales, gross profit increased from 38.4% to 40.1%. The increase in gross profit as a percentage of net sales resulted from the success of the Company's efforts to increase margins with new and existing customers and a favorable change in product mix.

OPERATING EXPENSES increased by $7.5 million, or 14.0%, to $60.7 million in the third quarter of fiscal 2001 from $53.2 million in the third quarter of fiscal 2000. As a percentage of net sales, operating expenses increased from 25.0% to 29.6%. The increases in operating expenses in dollars and as a percentage of net sales were primarily attributable to the costs associated with a significant increase in the Company's sales force, increased advertising costs, and higher depreciation expense. These increases were partially offset by cost control initiatives implemented during the third quarter of fiscal 2001.

INCOME FROM OPERATIONS decreased by $7.2 million, or 25.2%, to $21.4 million in the third quarter of fiscal 2001 from $28.6 million in the third quarter of fiscal 2000. The decrease was primarily attributable to a decrease in net sales and an increase in operating expenses, partially offset by an increase in gross profit percentage.

INTEREST EXPENSE decreased by $0.6 million to $.9 million in the third quarter of fiscal 2001 from $1.5 million in the third quarter of fiscal 2000. The decrease was primarily attributable to lower interest rates and lower borrowings as the Company has used its free cash flow to pay down notes payable borrowings.

PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS of approximately $10.3 million relates to the write-down of the Company's Internet investments. The remaining net book value of these investments is approximately $.6 million.

PROVISION FOR INCOME TAXES: The effective tax rate was approximately 76.1% and 40.0% for the third quarter of fiscal 2001 and fiscal 2000, respectively. The increase in the effective tax rate is a direct result of limited tax benefits from the Internet investment write-downs. Accordingly, the company's effective tax rate is significantly higher than in prior periods. Excluding the effect of this write-down, the effective tax rate is 40.0% for both periods.

NET INCOME decreased by $13.9 million, or 84.8%, to $2.5 million in the third quarter of fiscal 2001 from $16.4 million in the third quarter of fiscal 2000. This decrease is primarily the result of the write-down of the Company's Internet investments and the decrease in income from operations explained above. Without taking into account the investment write-down, net income would have decreased by $4.0 million or 24.4%, to $12.4 million.

RESULTS OF OPERATIONS -
THIRTY-NINE WEEKS ENDED MAY 26, 2001 AND MAY 27, 2000

NET SALES increased by $33.6 million, or 5.7%, to $627.5 million during the first nine months of fiscal 2001 from $593.8 million in the first nine months of fiscal 2000. This increase was primarily attributable to an increase in sales to the Company's existing customers, and an increase in the number of active customers in the first quarter of fiscal 2001. During the second and third quarters of fiscal 2001 the Company experienced a decrease in sales to existing customers primarily as a result of the progressively slowing industrial sector.

GROSS PROFIT increased by $19.6 million, or 8.5%, to $248.8 million during the first nine months of fiscal 2001 from $229.2 million in the first nine months of fiscal 2000. As a percentage of net sales, gross profit increased from 38.6% to 39.6%. The increase in gross profit as a percentage of net sales resulted from a favorable change of product mix and the success of the Company's efforts to increase margins with new and existing customers.

OPERATING EXPENSES increased by $21.0 million, or 13.3%, to $178.7 million during the first nine months of fiscal 2001 from $157.7 million in the first nine months of fiscal 2000. As a percentage of net sales, operating expenses increased from 26.6% to 28.5%. The increases in operating expenses in dollars and as a percentage of net sales were primarily attributable to the costs associated with a significant increase in the Company's sales force, increased advertising costs, and higher depreciation expense.

INCOME FROM OPERATIONS decreased by $1.4 million, or 2.0%, to $70.1 million during the first nine months of fiscal 2001 from $71.5 million in the first nine months of fiscal 2000. The decrease was primarily attributable to an increase in operating expenses, offset in part by an increase in net sales and gross profit margin.

INTEREST EXPENSE decreased by $.6 million to $3.4 million in the nine months of fiscal 2001 from $4.0 million in the first nine months of fiscal 2000. The decrease was primarily attributable to lower long-term notes payable borrowings.

PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS of approximately $10.3 million relates to the write-down of the Company's Internet investments. The remaining net book value of these investments is approximately $.6 million.

PROVISION FOR INCOME TAXES: The effective tax rate was approximately 46.6% and 40.0% for the first nine months of fiscal 2001 and fiscal 2000, respectively. The increase in the effective tax rate is a direct result of limited tax benefits from the Internet investment write-downs. Accordingly, the Company's effective tax rate is significantly higher than in prior periods. Excluding the effect of this write-down, the effective tax rate is approximately 40.0% for both periods.

NET INCOME: Net income decreased by $10.1 million, or 25.0%, to $30.3 million in the first nine months of fiscal 2001 from $40.5 million in the first nine months of fiscal 2000. This decrease is primarily the result of the write-down of the Company's Internet investments and a slight decrease in income from operations explained above. Without taking into account the investment write-down, net income would have decreased by $0.2 million or 0.5%, to $40.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations and available lines of credit will be adequate to support our operations for the immediate future and for at least the next 24 months. Under the terms of the credit facility, the maximum permitted borrowings are $160.0 million ($110.0 million under an unsecured revolving credit agreement and $50.0 million as a term loan). Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (7.0% at May 26, 2001) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of May 26, 2001, the Company was in compliance with all financial covenants. As of May 26, 2001, the Company had approximately $43.8 million in outstanding borrowings under the credit facility. Available borrowings at May 26, 2001 are $116.2 million, all of which were available under the revolving credit agreement.

Net cash provided by operating activities for the 39 week periods May 26, 2001 and May 27, 2000 was $63.5 million and $10.3 million, respectively. The change of approximately $53.2 million is primarily attributable to lower inventory levels, reflecting improved inventory control policies, a decrease in accounts receivable, and improved net working capital requirements.

Net cash used in investing activities for the 39 week periods ended May 26, 2001 and May 27, 2000 was $18.1 million and $26.3 million, respectively. The net usage of cash in the first nine months of fiscal 2001 was primarily attributable to expenditures for property, plant and equipment. The net usage of cash in investing activities in the first nine months of fiscal 2000 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in Internet technology companies.

Net cash used in financing activities for the 39 week period ended May 26, 2001 was $18.8 million and net cash provided by financing activities for the 39 week period ended May 27, 2000 was 19.0 million. The net cash used in financing activities for the first nine months of fiscal 2001 was primarily attributable to repayments of notes payable partially offset by the proceeds from the exercise of common stock options. The net cash provided by financing activities for the first nine months of fiscal 2000 was primarily attributable to proceeds received from notes payable.

The Company believes that cash flow from operations and its revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's principal financial instrument is long-term notes payable under an unsecured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $160.0 million, of which $110.0 million is a revolving credit agreement and the remaining $50.0 million is a term loan. At May 26, 2001 approximately $43.8 million was outstanding under the credit agreement. Available borrowings at May 26, 2001 are $116.2 million, all of which were available under the revolving credit agreement. The agreement bears interest at the bank's base rate (7.0% at May 26, 2001), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. If the principal amounts under the Company's credit agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1%, then the Company would pay or save, respectively, an additional $0.4 million in interest that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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



                                      MSC INDUSTRIAL DIRECT CO., INC.
                                                (Registrant)


Dated:  July 3, 2001                  By:  /s/ Mitchell Jacobson
       -----------------                   -------------------------------------
                                           President and Chief Executive Officer



Dated:  July 3, 2001                  By:  /s/ Charles Boehlke
       -----------------                   -------------------------------------

                                           Senior Vice President and
                                           Chief Financial Officer