Form 10-K
period 2001-09-01
MSC INDUSTRIAL DIRECT CO INC
filed 2001-11-07
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of November 2, 2001, 36,075,438 shares of Class A Common Stock and 33,478,778 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates was approximately $581,856,820.

         The registrant's Proxy Statement for its 2002 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED SEPTEMBER 1, 2001

                               ITEMS IN FORM 10-K

                                                                            Page


PART I.

Item 1.    BUSINESS............................................................1

Item 2.    PROPERTIES.........................................................10

Item 3.    LEGAL PROCEEDINGS..................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

PART II.

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................11

Item 6.    SELECTED FINANCIAL DATA............................................12

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................13

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........17

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................18

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................19

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................20

Item 11.   EXECUTIVE COMPENSATION.............................................20

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....20

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20

PART IV.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....21

                                     PART I.

Item 1.  BUSINESS.

         This Annual Report on Form 10-K (including Item 1("Business") and Item 7("Management's Discussion and Analysis of Financial Condition and Results of Operations") contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, the risks of war, terrorism, and similar hostilities, general economic conditions in the markets in which the Company operates and availability of acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

GENERAL

         MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer over 500,000 stock-keeping units ("SKUs") through our 4,736 page master catalog and weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and service our customers from approximately 90 branch offices and four distribution centers. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

         o We guarantee same-day shipping of our core business products, which enables our customers to reduce their inventory investment and carrying costs.

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

         Our customers include a wide range of purchasers of industrial supply products, from one-man machine shops to Fortune 1000 companies. Our core business focuses on selling relatively higher margin, lower volume products and had an average order size of approximately $218 in fiscal 2001. We have in excess of 315,000 combined active customers (companies that have purchased at least one item during the past 12 months), which are typically small and mid-sized companies. Our customers select desired products from MSC's various publications and place their orders by telephone, facsimile, the Internet or direct computer link.

         We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC's distribution centers are located near

Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC's distribution centers allow for next day delivery via low cost ground carriers in 36 states. Our experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. Accordingly, our long-term strategy is to eventually establish additional distribution centers, supported by local branch offices, to expand our geographic coverage of next day delivery throughout the continental United States.

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

         BROAD SELECTION OF PRODUCTS. We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 500,000 products, most of which generally are in stock and available for immediate shipment, we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

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

         TARGETED DIRECT MAIL MARKETING STRATEGY. Our primary tool for marketing and product reference is the annual master catalog containing 4,736 pages and over 500,000 items. In fiscal 2001, our master catalog was supplemented by approximately 105 specialty and promotional catalogs, brochures and newspapers, covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 1.1 million companies and 1.4 million individuals, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from
22.8 million in fiscal 1999 to approximately 37.7 million in fiscal 2001. We intend to continue to increase direct marketing efforts to take advantage of the additional products offered and our expanded distribution capabilities.

         COMMITMENT TO TECHNOLOGICAL INNOVATION. We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the approximately 500,000 SKUs and enables the customer and the telemarketing representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. Our Customer Direct Access Plus System allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. In July 2000, we launched MSCdirect.com, a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCdirect.com site offers a broad array of products, services, work flow management tools and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions.

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

         o continually developing and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC; and

         o    increasing the size of our direct sales force.

         INCREASING THE SIZE AND DIVERSITY OF OUR CUSTOMER BASE. Our principal growth strategy is to increase the size and diversity of our customer base. Our experience has been that sales in areas accessible by next day delivery are significantly greater than in areas with second day delivery. Our goal is to eventually open additional distribution centers, supported locally by branch offices, which will expand our geographic coverage of next day delivery throughout the United States. In November 1999, a new distribution facility located near Reno, Nevada became fully operational and has enhanced our ability to service the Western United States. In addition, we have accumulated a buyer database of approximately 1.1 million companies and 1.4 million individual customers. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalog. We supplement our master catalog with direct mailings of specialty and promotional publications to further increase customer response and product purchases.

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

                                       Fiscal Year Ended
                          ---------------------------------------------
                          August 28,       August 26,      September 1,
                             1999             2000            2001
                             ----             ----            ----
Number of SKUs (000's)       407              450             500

         E-COMMERCE CAPABILITIES. In July 2000, we launched MSCdirect.com, a proprietary business-to-business horizontal marketplace serving the industrial market. MSCdirect.com offers customers full access to our catalog, which offers in excess of 500,000 SKUs, and all online orders are backed by our same-day shipping guarantee. MSCdirect.com utilizes the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers needs first. It is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. We believe MSCdirect.com is a key component of our strategy to reduce customers' MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our back-end systems. Every order moves directly from the customers' desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. In fiscal 2001, we launched a marketing effort for general customer awareness of MSCdirect.com including direct mailings explaining how to use the website.

         E-commerce portals sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these portals including, among others, Ariba, Commerce-One, Oracle and I-Procure.

         INCREASE IN THE SIZE OF THE DIRECT SALES FORCE. We increased our direct sales force to provide value added services to more of our customers which we anticipate will increase our sales per customer.

PRODUCTS

         We currently offer in excess of 500,000 SKUs, representing a greater than 23% increase since fiscal 1999. We attribute a portion of our sales growth to the total number of SKUs offered. In this regard, we intend to continue to add new product categories and increase the number of products offered in existing product categories in an effort to gain new customers and increase sales from existing customers. Our core products include cutting tools, measuring instruments, machine tool accessories and fasteners. As part of our strategy of supplying an increasing portion of our customers' MRO needs, we have expanded our product mix to include plumbing supplies, process instrumentation, hardware, marking products, pumps and pneumatics equipment and have significantly increased our offering of flat stock and raw materials and cutting tools. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

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

         We purchase substantially all of our products directly from approximately 2,600 manufacturers located in the United States. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2001. Generic products, primarily machine tools, are manufactured by third parties to our specifications.

DISTRIBUTION CENTERS

         A significant number of our products are carried in stock, and approximately 93% of orders are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize four distribution centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada.

SALES AND MARKETING

         Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 1000 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $218 in fiscal 2001. We focus our marketing efforts on the small shop segment, consisting of job shops and other small industrial entities with fewer than 100 employees and usually less than $50,000 of annual industrial supplies purchases, and the mid-size corporate segment, consisting of industrial entities with 100 to 999 employees and annual MRO purchases of between $500,000 and $1,000,000. We have recently established a national account program to address the needs of Fortune 1000 customers. Our strategy with respect to that portion of the large corporate segment that utilizes integrated suppliers is to develop relationships with, and supply MRO products directly to, the integrated supply providers that are hired by large corporations to manage their MRO purchasing and administrative operations.

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

         We have in excess of 315,000 combined active customers (companies which have purchased at least once during the past 12 months). Typically, a customer's MRO purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this directed marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile or direct computer link.

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

         We also employ a direct sales force of approximately 460 sales representatives. These sales representatives are responsible for increasing sales per customer and servicing existing customers.

BRANCH OFFICES

         We currently operate approximately 90 branch offices located in 37 states. These branch offices receive approximately 60% of all telephone orders and are staffed with highly trained telemarketing representatives that receive the same training, are monitored in the same fashion and have access to the same information systems as the telemarketing representatives mentioned above. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are critical to the success of our business strategy.

PUBLICATIONS

         Our primary reference tool is our annual 4,736 page master catalog, which is supported by specialty and promotional catalogs, brochures and newspapers. We use specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. We distribute specialty and promotional catalogs, brochures and newspapers based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

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

         As reflected in the following table, the number of publication titles has increased from 90 in fiscal 1999 to approximately 105 in fiscal 2001. The number of pieces mailed has increased from approximately 22.8 million in fiscal 1999 to approximately 37.7 million in fiscal 2001 and is expected to be approximately the same in fiscal 2002.

                                            Fiscal Year Ended
                                --------------------------------------------
                                August 28,      August 26,      September 1,
                                   1999            2000             2001
                                (52 weeks)      (52 weeks)       (53 weeks)
                                ----------      ----------       ----------
Number of publication titles        90              100             105
Number of publications mailed   22,800,000      28,800,000       37,700,000

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

ASSOCIATES

         As of November 1, 2001, we employed approximately 2,900 associates, including approximately 2,800 full-time and approximately 100 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Item 2.  PROPERTIES.

         We have distribution centers in the following locations:
                                                  Approx.         Operational
                Location                          Sq. Ft.            Date
                --------                          -------            ----
         Atlanta, Georgia (1)                     380,000        October 1990
         Elkhart, Indiana (2)                     360,000        March 1996
         Harrisburg, Pennsylvania (2)             565,000        January 1997
         Reno, Nevada (2)                         315,000        November 1999

(1)      The related party lease for this facility expires on July 31, 2010.
(2)      This facility is owned by MSC.

We maintain approximately 90 branch offices located in 37 states, ranging in size from 670 to 16,000 square feet. The leases for these branch offices will expire at various periods between December 2001 and July 2010. The aggregate annual lease payments on these properties in fiscal 2001 was approximately $5,230,000.

We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York.

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

         The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from August 28, 1999 to September 1, 2001.

Fiscal Year Ended September 1, 2001                 Price of Class A
-----------------------------------                   Common Stock
                                                 -----------------------
                                                  High             Low
                                                  ----             ---
First Quarter...............................     $17.50           $12.13
Second Quarter..............................      18.75            15.00
Third Quarter...............................      17.80            14.36
Fourth Quarter..............................      18.99            15.20

Fiscal Year Ended August 26, 2000
---------------------------------

First Quarter...............................     $11              $7-3/4
Second Quarter..............................      18-5/8           8-15/16
Third Quarter...............................      22-1/16         13-11/16
Fourth Quarter..............................      23-1/16         15-13/16

         On November 2, 2001, the last reported sales price for MSC's Class A Common Stock on the NYSE was $16.64 per share.

         The approximate number of holders of record of MSC's Class A Common Stock as of November 2, 2001 was 550. The number of holders of record of MSC's Class B Common Stock as of November 2, 2001 was 11.

MSC has not declared cash dividends on the Class A Common Stock or the Class B Common Stock and does not have any plans to pay any cash dividends on either such class of stock in the foreseeable future. The Board of Directors of MSC anticipates that any earnings that might be available to pay dividends on the Class A Common Stock and the Class B Common Stock will be retained to finance the business of MSC and its subsidiaries. The ability of the Company to pay cash dividends is subject to certain restrictions contained in its revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the fiscal years ended August 28, 1999, August 26, 2000 and September 1, 2001 and the selected balance sheet data as of August 26, 2000 and September 1, 2001 are derived from MSC's audited consolidated financial statements which are included elsewhere herein. The selected income statement data for the fiscal years ended August 30, 1997 and August 29, 1998 and the selected balance sheet data as of August 30, 1997 and August 29, 1998 and August 28, 1999 are derived from MSC's audited consolidated financial statements not included herein.

                                                                              Fiscal Year Ended
                                                -------------------------------------------------------------------------------
                                                  August 30,     August 29,      August 28,     August 26,      September 1,
                                                     1997           1998            1999           2000             2001
                                                  (52 weeks)     (52 weeks)      (52 weeks)     (52 weeks)       (53 weeks)
                                                --------------- -------------- --------------- -------------- -----------------
                                                                     (In thousands, except per share data)
INCOME STATEMENT DATA:
   Net sales (3)                                  $  462,110      $614,501        $683,420        $831,294       $869,231
   Gross profit                                      203,362       269,532         293,646         344,812        372,799
   Operating Expenses(3)                             144,605       193,357         211,875         251,514        285,336
   Income from operations                             58,757        76,175          81,771          93,298         87,463
   Income taxes                                       23,518        30,904          31,897          35,191         33,260
   Net income                                         36,017        47,335          48,853          52,926         40,546
   Net income per share:
       Basic                                             .53           .70             .73             .79            .59
       Diluted                                           .53           .69             .72             .78            .58
   Weighted number of shares outstanding:
       Basic                                          67,381        67,756          67,056          67,215         68,198
       Diluted                                        68,218        68,964          68,317          68,203         69,449

SELECTED OPERATING DATA:(1)
   Active customers(2)                                   146           178             254             292            315
   Number of SKUs                                        332           372             407             450            500
   Orders entered                                      2,425         3,222           3,429           3,703          3,985
   Number of publication titles (not in
     thousands)                                           80            80              90             100            105
   Number of publications mailed                      11,318        15,900          22,800          28,800         37,700

   BALANCE SHEET DATA (AT PERIOD END):
   Working capital                                $  190,344      $183,750        $247,205        $296,693      $ 288,107
   Total assets                                      334,834       401,702         514,384         580,974        553,908
   Short-term debt                                       213           800             306             244            214
   Long-term debt, net of current portion              2,744         2,430          69,468          68,398          1,517
   Shareholders' equity                           $  274,995      $321,779        $355,627        $421,669      $ 472,577

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2) Effective August 28, 1999 includes active customers of Enco Manufacturing Co, Inc. a wholly owned subsidiary of the Company.

(3) Reflects reclassification of Shipping and Handling fees and costs to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         In recent years, we made the strategic decision to leverage MSC's strength as a low-cost, value-added MRO provider by adding new products and categories of MRO supplies, which has increased, and is anticipated to further increase, sales to existing customers and access to new customers. We believe that revenue has increased, in part, as a result of the increase in the number of SKUs. We generally add SKUs in response to the feedback we receive from our existing customers. There can be no assurance that we will be able to increase the number of SKUs offered or that the correlation between the number of SKUs offered and revenue will continue.

         We significantly expanded our direct mail marketing program from approximately 22.8 million pieces in fiscal 1999 to 37.7 million pieces in fiscal 2001. Targeted mailings to customers or potential customers are designed to maximize our return in relation to our marketing expenditures. We utilize our customer databases to match specific customer profiles with an expanding selection of catalog titles which emphasize specific product categories. We believe that increasing mailings to more targeted customer segments has resulted in increased marketing productivity.

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

         We anticipate that our direct sales force expansion initiative will provide value added services to more of our customers, which we believe will increase sales per customer.

         The number of annual orders entered and processed has increased from approximately 3,429 in fiscal 1999 to approximately 3,985 during fiscal 2001. The average order size for our core business has increased from approximately $199 in fiscal 1999 to approximately $218 during fiscal 2001.

         During 2001, the industrial sector serviced by the Company experienced slowing sales to its customers, reflecting general weakness in the economy, and accordingly reduced purchases from its vendors, including the Company. The recent events of September 11 further exacerbated these trends, which the Company believes have continued and will continue into fiscal 2002.

         We believe that our targeted marketing campaign strategy, our strategy of continuing to add new product categories and new products within existing categories, and increased efficiencies in order processing have been significant contributing factors to the increase in orders and sales we have received. However, there can be no assurance that we will be able to continue to grow at rates recently experienced or at all.

         In fiscal 2001, we used approximately $67 million out of a total of $91 million of cash generated from operations to repay the full amount of approximately $67 million of outstanding borrowings owed to a group of banks under our term loan and credit facilities. We believe that our business strategies, our cash resources and the reduction of our debt obligations position us to address the opportunities and challenges presented by the current economic climate and trends in the industrial sector.

RESULTS OF OPERATIONS

         The following table summarizes MSC's historical results of operations as a percentage of sales for the three most recent fiscal years. The prior years reflect reclassification of Shipping and Handling fees and costs to conform with current year presentation.

                                                      August 28, 1999     August 26, 2000      September 1, 2001*
                                                      ---------------     ---------------      ------------------
Net sales (dollars in thousands)..........                $683,420            $831,294               $869,231
                                                          ========            ========               ========
Net sales.................................                  100.0%              100.0%                 100.0%
Gross profit..............................                   43.0                41.5                   42.9
Operating expenses........................                   31.0                30.3                   32.8
Income from operations....................                   12.0                11.2                   10.1
Net Income................................                    7.1                 6.4                    4.7

* 53 weeks

FISCAL YEAR ENDED SEPTEMBER 1, 2001 COMPARED TO FISCAL YEAR ENDED
AUGUST 26, 2000

         NET SALES increased by $37.9 million, or 4.6%, to $869.2 million during fiscal 2001 from $831.3 million in fiscal 2000. This increase was primarily attributable to an increase in the number of combined active customers (increased approximately 8.0% in fiscal 2001, as compared to fiscal 2000) and the inclusion of an extra week in fiscal 2001, (the Company's fiscal years contain either 52 or 53 weeks). The increase in sales to new and certain existing customers offset the fiscal 2001 sales decrease from certain other existing customers, which resulted from the progressively slowing industrial sector. This progressive slowdown has continued into fiscal 2002, and although the Company intends to continue to pursue opportunities to increase sales to new customers, there can be no assurance that net sales will continue to increase at rates recently experienced or at all.

         GROSS PROFIT increased by $28.0 million, or 8.1%, to $372.8 million during fiscal 2001 from $344.8 million in fiscal 2000. As a percentage of net sales, gross profit increased from 41.5% to 42.9%. The increase in gross profit as a percentage of net sales resulted from a favorable change of product mix and the success of the Company's efforts to increase margins with new and existing customers.

         OPERATING EXPENSES increased by $33.8 million, or 13.4%, to $285.3 million during fiscal 2001 from $251.5 million in fiscal 2000. As a percentage of net sales, operating expenses increased from 30.3% to 32.8%. The increases in operating expenses in dollars and as a percentage of net sales were primarily attributable to the costs associated with a significant increase in the Company's sales force, increased advertising costs, higher depreciation expense and the inclusion of an extra week in fiscal 2001.

         INCOME FROM OPERATIONS decreased by $5.8 million, or 6.2%, to $87.5 million during fiscal 2001 from $93.3 million in fiscal 2000. The decrease was primarily attributable to an increase in operating expenses, offset in part by an increase in net sales and gross profit margin.

         INTEREST EXPENSE decreased by $1.3 million to $3.9 million in fiscal 2001 from $5.2 million in fiscal 2000. The decrease was primarily attributable to lower long-term notes payable borrowings, resulting from increased cash flows from operations, which was used to pay down debt.

         PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS of approximately $10.3 million relates to the write-down of the Company's unconsolidated affiliate Internet investments. The remaining net book value of these investments is approximately $.6 million.

         PROVISION FOR INCOME TAXES: The effective tax rate was approximately 45.0% and 40.0% for fiscal 2001 and fiscal 2000, respectively. The increase in the effective tax rate is a direct result of limited tax benefits available from the Internet investment write-downs, as discussed above. Accordingly, the Company's effective tax rate is significantly higher than in prior periods. Excluding the effect of this write-down, the effective tax rate is approximately 40.0% for both periods which is representative of the Company's expected tax rate for fiscal year 2002.

         NET INCOME decreased by $12.4 million, or 23.4%, to $40.5 million in fiscal 2001 from $52.9 million in fiscal 2000. This decrease is primarily the result of the write-down of the Company's Internet investments and a slight decrease in income from operations explained above. Without taking into account the investment write-down, net income would have decreased by approximately $2.4 million, or 4.5%, to $50.5 million.

FISCAL YEAR ENDED AUGUST 26, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1999

         NET SALES increased by $147.9 million, or 21.6%, to $831.3 million during fiscal 2000 from $683.4 million in fiscal 1999. This increase was primarily attributable to an increase in sales to the Company's existing customers and an increase in the number of active customers. The increase in sales to existing customers was in part attributable to an increase of 10.6% in the number of SKUs offered, as well as from more focused marketing efforts. Average annual sales per customer increased 5.9%, and the number of combined active customers increased 15.0% in fiscal 2000, as compared to fiscal 1999.

         GROSS PROFIT increased by $51.2 million, or 17.4%, to $344.8 million during fiscal 2000 from $293.6 million in fiscal 1999, primarily attributable to increased sales. As a percentage of sales, gross profit decreased from 43.0% to 41.5%. The decrease in gross profit as a percentage of net sales resulted primarily from the mix of products being sold, the introduction of new products which have lower margins than certain products which the Company has sold in the past, increased promotional selling, lower selling prices on selected items, and lower margins realized from customers and product lines gained through the Company's acquisitions.

         OPERATING EXPENSES increased by $39.6 million, or 18.7%, to $251.5 million during fiscal 2000 from $211.9 million in fiscal 1999. As a percentage of sales, operating expenses decreased from 31.0% to 30.3%. The decline in operating expenses as a percentage of sales was primarily attributable to leveraging fixed costs over a larger revenue base. The dollar increase was primarily attributable to increased sales volume which required additional staffing and support, new distribution center opening and operating costs, increased depreciation costs resulting from the previous year's large capital expenditures, and expenditures for future growth initiatives, including increased expenses related to internal Internet initiatives.

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

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE of approximately $0.5 million relates to the Company's non-controlling investment made in the second quarter of fiscal 2000 in an Internet joint venture accounted for under the equity method which has been accounted for under the cost method since the Company's ownership and significant influence were reduced in the third quarter of fiscal 2000.

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

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

                                        Year Ended August 26, 2000                Year Ended September 1, 2001*
                                 ----------------------------------------    ---------------------------------------
                                  First      Second     Third      Fourth     First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter   Quarter
                                 -------    -------    -------    -------    -------    -------    -------   -------
                                                               (Dollars in thousands)
INCOME STATEMENT DATA:
    Net Sales..............      $191,018   $207,671   $223,255   $209,350  $221,884   $223,089   $216,335   $207,923
    Gross Profit...........       79,477     85,611     92,212     87,512     93,286     95,774    93,549      90,190
    Income from operations.       18,439     24,446     28,613     21,800     23,730     24,980    21,391      17,362
    Net income.............       10,491     13,613     16,366     12,456     13,505     14,349    2,482 (c)   10,210
    Net income per share:
       Basic...............        .16        .20        .24       .18  (a)    .20        .21      .04 (c)      .15(b)
       Diluted.............        .16        .20        .24        .18        .20        .21      .04 (c)      .15(b)

(a) Basic earnings per share for fiscal 2000 in total exceeds by $ 0.01 the sum of the applicable amount for each of the quarters of fiscal 2000 due to the impact of stock issuances on the weighted average number of shares outstanding.

(b) Basic and Diluted earnings per share for fiscal year 2001 in total is less than the sum of the applicable amount for each of the quarters of fiscal 2001 due to the impact of stock issuances on the weighted average number of shares outstanding.

(c) During fiscal 2001, the Company determined that its ability to ultimately recover the value of its investments in four privately held Internet startup companies was significantly impaired. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, either the entire cost of the investment or a significant portion thereof was charged against earnings during the third quarter of fiscal 2001.

    * 53 weeks

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

         Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (6.5% at September 1, 2001) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants.

         In fiscal 2001, we used approximately $67 million out of a total of $91 million of cash generated from operations to repay the full amount of approximately $67 million of outstanding borrowings owed to a group of banks under our term loan and credit facilities. As of September 1, 2001, the Company had no outstanding borrowings and was in compliance with all financial covenants.

          Net cash provided by operating activities for the fiscal years ended September 1, 2001 and August 26, 2000 were $90.9 million and $20.4 million respectively. The favorable change of approximately $70.5 million in net cash provided from operations resulted from improved inventory control policies and a decrease in accounts receivable.

          Net cash used in investing activities for the fiscal years ended September 1, 2001 and August 26, 2000 was $22.0 million and $31.0 million, respectively. The net usage of cash in fiscal 2001 was primarily attributable to expenditures for property, plant and equipment. The net usage of cash in fiscal 2000 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in Internet technology companies.

         Net cash used in financing activities for the fiscal year ended September 1, 2001 was $59.6 million and net cash provided by financing activities during the fiscal year ended and August 26, 2000 was $11.2 million. The net cash used in financing activities for fiscal 2001 was primarily attributable to repayments of notes payable, partially offset by the proceeds from the exercise of common stock options. The net cash provided by financing activities for fiscal 2000 was primarily attributable to proceeds from the exercise of common stock options.

         The Board of Directors of the Company has approved a plan that would allow for the repurchase of up to 5 million shares of the Company's common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $110.0 million under a revolving credit agreement. At September 1, 2001, the Company had no outstanding borrowings and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (6.5% at September 1, 2001), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of September 1, 2001 and August 26, 2000      F-2

Consolidated Statements of Income for the three fiscal years ended
September 1, 2001                                                            F-3

Consolidated Statements of Shareholders' Equity for the three fiscal years
ended September 1, 2001                                                      F-4

Consolidated Statements of Cash Flows for the three fiscal years ended
September 1, 2001                                                            F-5

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2002 (the "2001 Proxy Statement"), which is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 1, 2001.

         Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 18 herein.

         a.       Exhibits

   Exhibit No.    Description
   -----------    -----------
    *3.01         Certificate of Incorporation of Registrant.
    *3.02         By-laws of Registrant.
    *4.01         Specimen Class A Common Stock Certificate.
   *10.01         Registrant's 1995 Stock Option Plan.
    10.02         Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).
   *10.03         Employment Agreement, dated as of January 2, 1994, between
                  Registrant and Sidney Jacobson, as amended on October 31,
                  1995.
   *10.04         Employment Agreement, dated as of August 1, 1994, between
                  Registrant and Mitchell Jacobson.
    10.05         Credit Agreement, dated as of February 1, 2000, between the
                  Registrant and the banks named therein (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 11, 2000
                  (File No. 1-14130)
    10.06         Employment Agreement, dated as of June 19, 2000, between the
                  Registrant and Charles Boehlke (incorporated by reference to exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November
                  14, 2000 (File No. 1-14130)
    10.07         Employment Agreement, dated as of January 8, 1999, between
                  Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    10.08         Employment Agreement, dated as of January 8, 1999, between the
                  Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    21.01         List of Subsidiaries
    23.01         Consent of Arthur Andersen LLP

--------------------------------------------------------------------------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

         b.       Financial Statement Schedules

                  For the three fiscal years ended September 1, 2001

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

MSC INDUSTRIAL DIRECT CO., INC.

Dated:  November 6, 2001               By: /s/ Mitchell Jacobson
                                           -------------------------------------
                                           Mitchell Jacobson
                                           Chairman, President and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                         Date
      ---------                          -----                         ----

/s/ Mitchell Jacobson        Chairman of the Board of           November 6, 2001
------------------------     Directors, President, Chief
Mitchell Jacobson            Executive Officer and Director

/s/ Sidney Jacobson          Vice-Chairman of the Board of      November 6, 2001
------------------------     Directors
Sidney Jacobson

/s/ Charles Boehlke          Senior Vice President, Chief       November 6, 2001
------------------------     Financial Officer and Director
Charles Boehlke

/s/ Shelley Boxer            Vice President of Finance and      November 6, 2001
------------------------     Director
Shelley Boxer

/s/ David Sandler            Executive Vice President and       November 6, 2001
------------------------     Director
David Sandler

/s/ James Schroeder          Senior Vice President-Logistics    November 6, 2001
------------------------     and Director
James Schroeder

/s/ Roger Fradin             Director                           November 6, 2001
------------------------
Roger Fradin

/s/ Denis Kelly              Director                           November 6, 2001
------------------------
Denis Kelly

/s/ Raymond Langton          Director                           November 6, 2001
------------------------
Raymond Langton

/s/ Philip Peller            Director                           November 6, 2001
------------------------
Philip Peller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MSC Industrial Direct Co., Inc.:

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (a New York corporation) and Subsidiaries as of September 1, 2001 and August 26, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSC Industrial Direct Co., Inc. and Subsidiaries as of September 1, 2001 and August 26, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 1, 2001 in conformity with accounting principles generally accepted in the United States.







Melville, New York
October 25, 2001

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                       ASSETS                                          September 1, 2001         August 26, 2000
                                       ------                                          -----------------         ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                             $      12,466            $       3,209
   Accounts receivable, net of allowance for doubtful accounts
    of $4,927 and $3,779, respectively                                                          95,263                   98,837
   Inventories                                                                                 233,131                  264,494
   Prepaid expenses and other current assets                                                     5,728                    4,190
   Deferred income taxes                                                                         5,264                    4,484
                                                                                         -------------            -------------
                  Total current assets                                                         351,852                  375,214
                                                                                         -------------            -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                             121,149                  116,378
                                                                                         -------------            -------------

OTHER ASSETS:
   Goodwill                                                                                     63,354                   65,115
   Other                                                                                        17,553                   24,267
                                                                                         -------------            -------------
                                                                                                80,907                   89,382
                                                                                         -------------            -------------
                  Total Assets                                                           $     553,908            $     580,974
                                                                                         =============            =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $      25,776            $      30,245
   Accrued liabilities                                                                          37,755                   48,032
   Current portion of long-term notes payable                                                      214                      244
                                                                                         -------------            -------------
                  Total current liabilities                                                     63,745                   78,521

LONG-TERM NOTES PAYABLE                                                                          1,517                   68,398
DEFERRED INCOME TAX LIABILITIES                                                                 16,069                   12,386
                                                                                         -------------            -------------
                  Total liabilities                                                             81,331                  159,305
                                                                                         -------------            -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none
     outstanding                                                                                     -                        -
   Class A common stock; $0.001 par value; 100,000,000 shares authorized;
     36,133,385 and 35,290,231 shares issued, 35,139,385 and 34,217,231 shares
     outstanding, respectively                                                                      36                       35
   Class B common stock; $0.001 par value; 50,000,000 shares authorized;
     33,478,778 and 33,738,778 shares, respectively, issued and outstanding
                                                                                                    34                       34
   Additional paid-in capital                                                                  238,314                  229,297
   Retained earnings                                                                           253,704                  213,591
   Treasury stock, at cost, 994,000 and 1,073,000 shares, respectively                         (19,511)                 (21,079)
   Deferred stock compensation                                                                      -                      (209)
                                                                                         -------------            -------------
                  Total shareholders' equity                                                   472,577                  421,669
                                                                                         -------------            -------------
                  Total Liabilities and Shareholders' Equity                             $     553,908            $     580,974
                                                                                         =============            =============

                    The accompanying notes are an integral part of these consolidated balance sheets.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

                                                                                   For The Fiscal Years Ended
                                                                ---------------------------------------------------------------
                                                                 September 1, 2001        August 26, 2000      August 28, 1999
                                                                 -----------------        ---------------      ---------------
NET SALES (Note 2)                                                $     869,231            $     831,294        $     683,420
COST OF GOODS SOLD                                                      496,432                  486,482              389,774
                                                                  -------------            -------------        -------------
           Gross profit                                                 372,799                  344,812              293,646

OPERATING EXPENSES (Note 2)                                             285,336                  251,514              211,875
                                                                  -------------            -------------        -------------

           Income from operations                                        87,463                   93,298               81,771
                                                                  -------------            -------------        -------------

OTHER INCOME (EXPENSE):
   Interest expense                                                      (3,947)                  (5,207)              (1,576)
   Interest income                                                          420                      212                   62
   Provision for impairment in carrying value of
     investments (Note 4)                                               (10,284)                       -                    -
   Equity in loss of unconsolidated affiliate                            -                          (465)                   -
   Other income, net                                                        154                      279                  493
                                                                  -------------            -------------        -------------
                                                                        (13,657)                  (5,181)              (1,021)
                                                                  -------------            -------------        -------------

           Income before provision for income taxes                      73,806                   88,117               80,750

Provision for income taxes                                               33,260                   35,191               31,897
                                                                  -------------            -------------        -------------
           Net income                                             $      40,546            $      52,926        $      48,853
                                                                  =============            =============        =============
PER SHARE INFORMATION (Note 3):
   Net income per share:
     Basic                                                        $         .59            $         .79        $         .73
                                                                  =============            =============        =============
     Diluted                                                      $         .58            $         .78        $         .72
                                                                  =============            =============        =============

   Shares used in computing net income per share:
     Basic                                                               68,198                   67,215               67,056
                                                                  =============            =============        =============
     Diluted                                                             69,449                   68,203               68,317
                                                                  =============            =============        =============

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 1, 2001
(In thousands)

                                                               Class A                  Class B
                                                            Common Stock              Common Stock        Additional
                                                        ---------------------    ---------------------      Paid-In      Retained
                                                         Shares       Amount      Shares       Amount       Capital      Earnings
                                                         ------       ------      ------       ------       -------      --------
BALANCE, August 29, 1998                                  33,683    $      33      34,142    $      34    $ 213,783    $  112,834
   Exchange of Class B Common Stock for Class A
     Common Stock                                              3            1          (3)           -            -             -
   Purchase of treasury stock                                  -            -           -            -            -             -
   Cancellation of restricted common stock                   (14)           -           -            -         (133)            -
   Amortization of deferred stock compensation                 -            -           -            -            -             -
   Exercise of common stock options, including
     income tax benefits of $856                             230            -           -            -        3,327             -
   Net income                                                  -            -           -            -            -        48,853
                                                       ----------   ---------   ---------    ---------    ---------    ----------
BALANCE, August 28, 1999                                  33,902           34      34,139           34      216,977       161,687
   Exchange of Class B Common Stock for Class A
     Common Stock                                            400            -        (400)           -            -             -
   Purchase of treasury stock                                  -            -           -            -            -             -
   Common stock issued under associate stock
     purchase plan                                             -            -           -            -            -        (1,022)
   Amortization of deferred stock compensation                 -            -           -            -            -             -
   Exercise of common stock options, including
     income tax benefits of $384                             988            1           -            -       12,320             -
   Net income                                                  -            -           -            -            -        52,926
                                                       ----------   ---------   ---------    ---------    ---------    ----------
BALANCE, August 26, 2000                                  35,290    $      35      33,739    $      34    $ 229,297    $  213,591

   Exchange of Class B Common Stock for Class A
     Common Stock                                            260            -        (260)           -            -            -
   Common stock issued under associate stock
     purchase plan                                             -            -           -            -                      (433)
   Amortization of deferred stock compensation                 -            -           -            -            -            -
   Exercise of common stock options, including
     income tax benefits of $2,852                           583            1                        -        9,017
   Net income                                                  -            -           -            -                     40,546
                                                       ----------   ---------   ---------    ---------    ---------    ----------
BALANCE, September 1, 2001                                36,133    $      36      33,479    $      34    $ 238,314    $  253,704
                                                       ==========   =========   =========    =========    =========    ==========

                                                          Treasury Stock
                                                       ---------------------      Deferred
                                                                    Amount         Stock
                                                        Shares      at cost     Compensation       Total
                                                        ------      -------     ------------       -----
BALANCE, August 29, 1998                                    175   $  (3,699)      $  (1,206)    $ 321,779
   Exchange of Class B Common Stock for Class A
     Common Stock                                             -           -               -             1
   Purchase of treasury stock                               966     (18,753)              -       (18,753)
   Cancellation of restricted common stock                    -           -             133             -
   Amortization of deferred stock compensation                -           -             420           420
   Exercise of common stock options, including
     income tax benefits of $856                              -           -               -         3,327
   Net income                                                 -           -               -        48,853
                                                       --------   ----------      ---------     ---------
BALANCE, August 28, 1999                                  1,141     (22,452)           (653)      355,627
   Exchange of Class B Common Stock for Class A
     Common Stock                                             -           -               -            -
   Purchase of treasury stock                                40        (749)              -          (749)
   Common stock issued under associate stock
     purchase plan                                         (108)      2,122               -         1,100
   Amortization of deferred stock compensation                -           -             444           444
   Exercise of common stock options, including
     income tax benefits of $384                              -           -               -        12,321
   Net income                                                 -           -               -        52,926
                                                       --------   ----------      ---------     ---------
BALANCE, August 26, 2000                                  1,073   $ (21,079)      $    (209)    $ 421,669

   Exchange of Class B Common Stock for Class A
     Common Stock                                             -           -               -             -
   Common stock issued under associate stock
     purchase plan                                          (79)      1,568               -         1,135
   Amortization of deferred stock compensation                -           -             209           209
   Exercise of common stock options, including
     income tax benefits of $2,852                            -           -               -         9,018
   Net income                                                 -           -               -        40,546
                                                       --------   ----------      ---------     ---------
BALANCE, September 1, 2001                                  994   $ (19,511)      $       -     $ 472,577
                                                       ========   ==========      =========     =========

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 1, 2001
(In thousands)

                                                                                        For The Fiscal Years Ended
                                                                     --------------------------------------------------------------
                                                                       September 1, 2001      August 26, 2000     August 28, 1999
                                                                       -----------------      ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $     40,546           $     52,926        $     48,853
                                                                         ------------           ------------        ------------
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Equity in loss of unconsolidated affiliate                                     -                    465                   -
     Provision for impairment in carrying value of investments                 10,284                       -                  -
     Depreciation and amortization                                             16,671                 13,963               8,730
     Amortization of deferred stock compensation                                  209                    444                 420
     Loss (gain) on disposal of property, plant and equipment                     505                    (36)                (17)
     Provision for doubtful accounts                                            2,358                  1,526               1,933
     Deferred income taxes                                                      2,903                  4,830               7,521
     Changes in operating assets and liabilities, net of effect from acquisitions:
       Accounts receivable                                                      1,216                (10,356)            (15,512)
       Inventories                                                             31,363                (38,952)            (64,011)
       Prepaid expenses and other current assets                               (1,538)                   200                (871)
       Other assets                                                            (1,718)                (2,774)             (1,270)
       Accounts payable and accrued liabilities                               (11,894)                (1,869)              8,872
                                                                         ------------           ------------        ------------
           Total adjustments                                                   50,359                (32,559)            (54,205)
                                                                         ------------           ------------        ------------
           Net cash provided by (used in) operating activities                 90,905                 20,367              (5,352)
                                                                         ------------           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (20,228)               (21,626)            (35,481)
   Proceeds from sale of property, plant and equipment                             43                     36                  17
   Cash paid for acquisitions, net of cash acquired                                 -                      -             (12,834)
   Cash paid for investments                                                   (1,852)                (9,447)                  -
                                                                         ------------           ------------        ------------
           Net cash used in investing activities                              (22,037)               (31,037)            (48,298)
                                                                         ------------           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                       -                   (749)            (21,431)
   Net proceeds from associate stock purchase plan                              1,135                  1,100                   -
   Net proceeds from exercise of common stock options                           6,165                 11,936               2,471
   Net proceeds from (repayments of) notes payable                            (66,911)                (1,133)             66,544
   Repayments from affiliates                                                       -                      -                 161
                                                                         ------------           ------------        ------------
           Net cash (used in) provided by financing activities                (59,611)                11,154              47,745
                                                                         ------------           ------------        ------------

Net increase (decrease) in cash and cash equivalents                            9,257                    484              (5,905)
CASH AND CASH EQUIVALENTS, beginning of year                                    3,209                  2,725               8,630
                                                                         ------------           ------------        ------------
CASH AND CASH EQUIVALENTS, end of year                                   $     12,466           $      3,209        $      2,725
                                                                         ============           ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                            $      4,019           $      5,402        $      2,614
                                                                         ============           ============        ============
     Income taxes                                                        $     27,554           $     29,940        $     21,436
                                                                         ============           ============        ============

The accompanying notes are an integral part of these consolidated statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

1.   BUSINESS

The Company is a distributor of industrial equipment and supplies with headquarters in Melville, New York. The Company serves both domestic and international markets through its distribution network, which includes approximately 90 local MSC branches in 37 states, as well as certain other locations related to acquired entities, and regional distribution centers near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia and Reno, Nevada.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal 2001, 2000 and 1999 contain activity for 53 weeks, 52 weeks, and 52 weeks, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

The Company's mix of receivables is diverse, with approximately 315,000 combined active customer accounts. The Company sells its products primarily to end-users.

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of average cost (using the first-in, first-out method) or market.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets.

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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Goodwill

Goodwill shown in the consolidated balance sheets at September 1, 2001 and August 26, 2000 relates to multiple acquisitions completed during the last five fiscal years (Note 4). Through fiscal 2001, goodwill has been amortized on a straight-line basis over 40-year periods. Accumulated amortization was $7,286 and $5,525 as of September 1, 2001 and August 26, 2000, respectively. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting the Company's average cost of funds. Management believes that there is no impairment to recorded goodwill as of September 1, 2001.

Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs" ($14,894 and $12,943 at September 1, 2001 and August 26, 2000, respectively). These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Shipping and Handling Costs

In July 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling fees and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the cost associated with these revenues should be classified as either cost of sales or, if not cost of sales, as selling, general, and administrative costs, with footnote disclosure as to the classification and amount of these costs. This standard requires a reclassification of prior periods as discussed below. Beginning in fiscal 2001, the Company recorded the amounts billed to customers for shipping and handling in net revenues and classified the costs associated with these revenues in operating expenses. Prior to this standard, the Company had recorded net freight as a component of total operating expenses. The Company has reclassified financial information for all periods presented to give effect to the adoption of this new standard. Shipping and handling costs included in operating expenses for fiscal years 2001, 2000 and 1999 was $40.8 million, $39.7 million, and $32.8 million, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Affiliates

The Company is affiliated with MSC International Korea, Inc. and various real estate entities (together, the "affiliates"). The affiliates are owned primarily by the Company's principal shareholders. See Note 11 for discussion of certain related-party transactions.

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At September 1, 2001, the carrying value of all financial instruments approximated fair value.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the fiscal years 2001, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Web site development costs

The Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue 00-02, "Accounting for Web Site Development Costs," which requires companies to properly account for costs incurred to develop a web site. This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make material use of derivative instruments. The Company adopted this statement at the beginning of fiscal 2001, and the impact of adoption was not material.

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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Segment Reporting

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment.

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

Recently Issued Accounting Pronouncements:

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

The Company has adopted this standard effective September 2, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This will result in the exclusion of approximately $1.8 million in amortization expense for the fiscal year ending August 31, 2002. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment.

Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended September 1, 2001, August 26, 2000 and August 28, 1999, respectively:

                                  Net Income                              Shares                     Net Income Per Share
                        -------------------------------     -------------------------------    -------------------------------
                          2001       2000        1999          2001      2000       1999          2001       2000       1999
                          ----       ----        ----          ----      ----       ----          ----       ----       ----
Basic EPS:
 Net income             $40,546    $  52,926   $ 48,853        68,198    67,215     67,056        $.59       $.79       $ .73
 Effect of dilutive
  associate stock
  options                     -            -          -         1,251       988      1,261         (.01)      (.01)      (.01)
                        -------    -------     --------        ------    ------     ------        ----       ----       -----
Diluted EPS:
 Net income             $40,546    $52,926     $ 48,853        69,449    68,203     68,317        $.58       $.78       $ .72
                        =======    =======     ========      ========   =======   ========        ====       ====       =====

Options to purchase 999, 1,811 and 1,024 shares of Class A common stock in fiscal 2001, 2000 and 1999, respectively, were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

4.  INVESTMENTS

During fiscal 2001, the Company determined that its ability to ultimately recover the value of its investments in four privately held Internet startup companies was significantly impaired. The Company's determination was based upon certain economic indicators and specific events and circumstances, including these entities' difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, either the entire cost of the investment or a significant portion thereof was charged against earnings during the third quarter of fiscal 2001. The aggregate amount of the non-cash charge recorded in the statement of income was $10.3 million ($9.9 million, net of tax benefits, or $.14 per diluted share). These investments were made in fiscal years 2001 and 2000 and one of these investments was accounted for using the equity method of accounting, until the Company reduced its interest and restructured its ownership such that the Company did not exercise significant influence. At September 1, 2001, the Company no longer exercised significant influence and, accordingly the investments continue to be accounted for using the cost method.

The provision for income taxes in fiscal 2001 was substantially affected by the present non-deductibility of a significant portion of the Company's write down of its Internet investments. Accordingly, the Company's effective tax rate is significantly higher than in prior periods (Note 6).

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)



5.   PROPERTY, PLANT AND EQUIPMENT


The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:


                                                            Number of Years         September 1, 2001       August 26, 2000
                                                            ---------------         -----------------       ---------------

Land                                                               -                  $      11,429           $      11,429
Building                                                           40                        47,383                  38,883
Building and leasehold improvements                        The lesser of the
                                                          life of the lease or
                                                                  31.5                       20,786                  20,811
Furniture, fixtures and equipment                                 3-10                       62,804                  58,471
Automobiles                                                        5                            890                     873
Computer systems                                                  3-5                        33,108                  26,902
                                                                                      -------------           -------------
                                                                                            176,400                 157,369

Less: Accumulated depreciation and amortization                                              55,251                  40,991
                                                                                      -------------           -------------
                                                                                      $     121,149           $     116,378
                                                                                      =============           =============

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,582 and $1,686 at September 1, 2001 and August 26, 2000, respectively.

6.   INCOME TAXES

The provision for income taxes is comprised of the following:


                                                                          For the Fiscal Years Ended
                                                       ------------------------------------------------------------------
                                                       September 1, 2001         August 26, 2000          August 28, 1999
                                                       -----------------         ---------------          ---------------
Current:
    Federal                                              $     25,051             $     25,057             $     20,116
    State and local                                             5,305                    5,306                    4,260
                                                         ------------             ------------             ------------
                                                               30,356                   30,363                   24,376
                                                         ------------             ------------             ------------
Deferred:
    Federal                                                      (535)                   3,984                    6,204
    State and local                                              (113)                     844                    1,317
    Valuation Allowance                                         3,552                       -                        -
                                                         ------------             ------------             ------------
                                                                2,904                    4,828                    7,521
                                                         ------------             ------------             ------------
          Total                                          $     33,260             $     35,191             $     31,897
                                                         ============             ============             ============

Significant components of deferred tax assets and liabilities are as follows:


                                                          September 1, 2001        August 26, 2000
                                                          -----------------        ---------------
Current and non-current deferred tax liabilities:
  Depreciation                                              $    (22,049)            $   (19,813)
  Prepaid advertising                                             (6,222)                 (5,271)
  Goodwill                                                          (448)                   (341)
                                                            ------------             -----------
                                                                 (28,719)                (25,425)
                                                            ------------             -----------
Current and non-current deferred tax assets:
  Accounts receivable                                              1,818                   1,370
  Inventory                                                        7,771                   8,259
  Deferred compensation                                            2,480                   2,623
  Internet investments                                             3,552                      -
  Other                                                            5,845                   5,271
  Valuation allowance                                             (3,552)                      -
                                                            ------------             -----------
                                                                  17,914                  17,523
                                                            ------------             -----------
Net Deferred Tax Liabilities                                $    (10,805)            $    (7,902)
                                                            ============             ===========

In fiscal 2001, the Company recorded a valuation allowance in the amount of $3,552 to reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the write down of its Internet investments (Note 4).

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                          For the Fiscal Years Ended
                                                       -----------------------------------------------------------------
                                                       September 1, 2001         August 26, 2000         August 28, 1999
                                                       -----------------         ---------------         ---------------
U.S. Federal statutory rate                                   35.0%                   35.0%                   35.0%
State income taxes, net of Federal benefit                     5.0                     5.0                     4.5
Valuation allowance                                            5.0                     -                       -
                                                              ----                    ----                    ----
Effective income tax rate                                     45.0%                   40.0%                   39.5%
                                                              =====                   ====                    ====

7.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                               September 1, 2001         August 26, 2000
                                                               -----------------         ---------------
Accrued compensation costs                                       $      12,851            $      26,170
Accrued restructuring and relocation charges                             1,770                    2,158
Accrued catalog costs                                                    6,605                    5,375
Accrued sales tax                                                        4,744                    3,994
Accrued other                                                           11,785                   10,335
                                                                 -------------            -------------
         Total accrued liabilities                               $      37,755            $      48,032
                                                                 =============            =============

8.   LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

                                                               September 1, 2001        August 26, 2000
                                                               -----------------        ---------------
Revolving credit agreement (a)                                    $         -              $    16,600
Term loan (a)                                                               -                   50,000
Term notes payable (b)                                                  1,731                    2,042
                                                                  -----------              -----------
                                                                        1,731                   68,642
Less: Current portion                                                     214                      244
                                                                  -----------              -----------
                                                                  $     1,517              $    68,398
                                                                  ===========              ===========

Maturities of notes payable are as follows:

       Fiscal Year
       2002                                     $       214
       2003                                             215
       2004                                             162
       2005                                             147
       2006                                             152
       Thereafter                                       841
                                                -----------
                                                $     1,731
                                                ===========

(a) As of September 1, 2001, the Company had a revolving credit ($110.0 million) and term loan ($50.0 million) agreement with a group of banks. There were no outstanding borrowings at September 1, 2001 and the term loan was repaid in full during fiscal 2001. Loans under this credit agreement are unsecured. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (6.5% at September 1, 2001) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

     also contains certain standard financial covenants. As of September 1, 2001, the Company was in compliance with all financial covenants

(b) The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and which bears interest at 3% per annum and is payable in monthly installments of approximately $20 through September 2011.

9.   CAPITAL STOCK TRANSACTIONS

Treasury Stock Purchases

The Board of Directors of the Company has approved a plan that would allow for the repurchase of up to 5,000 shares of the Company's common stock. The plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2000, the Company repurchased 40 shares of its Class A Common Stock for $749, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 79 and 108 shares of treasury stock during fiscal 2001 and 2000 to fund the associate stock purchase plan (Note 10).

10.  ASSOCIATE BENEFIT PLANS

Stock Purchase Plan

The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of designated shares of the Company's Class A common stock at a price equal to 85% of the closing price at the beginning of each stock purchase period. The associates purchased approximately 79 and 108 shares of common stock during fiscal 2001 and 2000 pursuant to this plan at an average per share price of $14.37 and $10.19, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2001, 2000 and 1999, the Company contributed $663, $561 and $497, respectively, to the plan. Company contributions are discretionary.


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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

A summary of the status of the Company's stock option plans at September 1, 2001, August 26, 2000 and August 28, 1999 and changes during the years then ended is presented in the table and narrative below:

                                                        2001                         2000                         1999
                                            ----------------------------  -------------------------   --------------------------
                                                             Weighted                    Weighted                    Weighted
                                                             Average                     Average                      Average
                                                             Exercise                    Exercise                    Exercise
                                               Shares         Price         Shares        Price         Shares         Price
                                               ------         -----         ------        -----         ------         -----
   Outstanding - beginning of year               6,268          14.48         5,817        $14.69          3,030        $15.20
       Granted                                   1,323          14.07         1,756          8.81          3,043         14.28
       Exercised                                  (527)         14.31          (930)        12.84           (197)        10.76
       Cancelled/forfeited                        (448)         13.61          (375)        14.38            (59)        15.67
                                             ----------                   ---------                   ----------
   Outstanding - end of year                     6,616          13.61         6,268         13.40          5,817         14.69
                                             =========                    =========                   ==========
   Exercisable - end of year                     2,785          14.36         2,205         14.48          1,143         13.68
                                             =========                    =========                   ==========
   Weighted average fair value of options
     granted                                 $    9.21                    $    8.81                    $   14.28
                                             =========                    =========                   ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                        2001              2000             1999
                                                                        ----              ----             ----
         Expected life (years)                                           7.5               7.5              7.5
         Risk-free interest rate                                         6.0%              6.5%             4.7%
         Volatility                                                     56.4%             58.4%            53.1%
         Dividend yield                                                  0.0%              0.0%             0.0%

The following table summarizes information about stock options outstanding at September 1, 2001:

                               Number of Options     Weighted Average        Weighted        Number of Options       Weighted
                                Outstanding at           Remaining            Average         Exercisable at          Average
Range of Exercise Prices       September 1, 2001     Contractual Life     Exercise Price     September 1, 2001    Exercise Price
------------------------       -----------------     ----------------     --------------     -----------------    --------------
$     7.75  -  $  11.63                  1,658                7.0            $    8.25               607              $   9.03
     11.64  -     17.46                 3,924                 7.3                14.31             1,628                 14.54
     17.47  -     26.21                 1,000                 6.3                19.30               530                 19.46
     26.22  -     28.06                    34                 6.6                26.72                20                 26.86
                                        -----                                ---------             -----              --------
                                        6,616                                $   13.61             2,785              $  14.36
                                        =====                                =========             =====              ========

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                                        2001             2000             1999
                                                                        ----             ----             ----
        Net income:                             As reported            $   40,546      $   52,926       $   48,853
                                                Pro forma                  27,853          41,970           38,439

        Net income per share - basic            As reported            $     .59       $      .79       $     .73
                                                Pro forma                    .41              .62             .57

        Net income per share - diluted          As reported            $     .58       $      .78       $     .72
                                                Pro forma                    .40              .62             .56

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

11.  COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2010. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2003. At September 1, 2001, approximate minimum annual rentals on such leases are as follows:

                                                         Total (Including
                                                          Related Party              Related Party
                      Fiscal Year                          Commitments)               Commitments
                      -----------                          ------------               -----------
                      2002                                $    5,740,583             $    1,596,498
                      2003                                     5,122,991                  1,438,937
                      2004                                     4,256,841                  1,358,888
                      2005                                     1,989,277                  1,263,002
                      2006                                     1,479,117                  1,263,002
                      Thereafter                               5,120,202                  5,105,160

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2001, 2000 and 1999 was approximately $5,230, $4,461 and $4,616, respectively, including approximately $1,723 $1,434 and $1,554, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $200 per participant during a September 1 plan year. Benefits paid in excess of $200 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2001, 2000 and 1999 was approximately $14,476, $12,951 and $9,881, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share, estimated lives and customer amounts)

Employment Agreements

The Company has entered into employment and consulting agreements with various of the Company's officers and with the selling shareholders of acquired businesses. The future minimum commitments under these agreements are as follows:

                                     Number of                Aggregate
        Fiscal Year                 Individuals             Annual Amount
        -----------                 -----------             -------------
           2002                         5                     $      908
           2003                         4                            775
           2004                         4                            575

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MSC Industrial Direct Co., Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 25, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Melville, New York
October 25, 2001

                                                                     SCHEDULE II

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                     Balance at     Charged to      Charged to
                                                     Beginning       Costs and         Other                         Balance at
                   Description                        of Year        Expenses        Accounts        Deductions      End of Year
                   -----------                        -------        --------        --------        ----------      -----------
For the fiscal year ended August 28, 1999
   Allowance for doubtful accounts (a)             $     3,717     $     1,933    $    1,332 (c)   $     1,183 (d) $      5,799
                                                   ===========     ===========    ==========       ==========      ============

   Restructuring and relocation charges (b)        $    12,527     $      -       $      -         $     7,614     $      4,913
                                                   ===========     ==========     ==========       ===========     ============

For the fiscal year ended August 26, 2000
   Allowance for doubtful accounts (a)             $     5,799     $     1,526    $      -         $     3,546 (d) $      3,779
                                                   ===========     ===========    ==========       ===========     ============

   Restructuring and relocation charges (b)        $     4,913     $      -       $      -         $     2,755     $      2,158
                                                   ===========     ==========     ==========       ===========     ============

For the fiscal year ended September 1, 2001
   Allowance for doubtful accounts (a)             $     3,779     $     2,358    $        -       $     1,210 (d) $      4,927
                                                   ===========     ===========    ==========       ===========     ============

   Restructuring and relocation charges (b)        $     2,158     $      -       $      -         $       388     $      1,770
                                                   ===========     ==========     ==========       ===========     ============

(a)      Included in accounts receivable.
(b)      Included in accrued liabilities.
(c)      Comprised of valuation accounts of acquired entities.
(d)      Comprised of uncollected accounts charged against the allowance.