Form 10-Q
period 2001-12-01
MSC INDUSTRIAL DIRECT CO INC
filed 2002-01-15
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 1, 2001  Commission file number: 1-14130


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

                               Yes  X          No
                                   ---

         As of January 10, 2002, 36,494,759 shares of Class A Common Stock and 33,478,778 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         December 1, 2001 and September 1, 2001                              3

         Consolidated Statements of Income -
         Thirteen weeks ended December 1, 2001 and November 25, 2000         4

         Consolidated Statement of Shareholders' Equity -
         Thirteen weeks ended December 1, 2001                               5

         Consolidated Statements of Cash Flows -
         Thirteen weeks ended December 1, 2001 and November 25, 2000         6

         Notes to Consolidated Financial Statements                          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         14

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURES                                                                  16

PART  I. FINANCIAL INFORMATION

         CONSOLIDATED FINANCIAL STATEMENTS

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

(In thousands, except share data)                                                           December 1,          September 1,
                                                                                               2001                  2001
                                                                                               ----                  ----
                                                                                            (Unaudited)           (Audited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                              $   37,246            $   12,466
     Accounts receivable, net of allowance for doubtful
         accounts of $5,315 and $4,927, respectively                                            86,979                95,263
     Inventories                                                                               227,755               233,131
     Prepaid expenses and other current assets                                                   7,906                 5,728
     Deferred income taxes                                                                       6,530                 5,264
                                                                                            ----------            ----------
           Total current assets                                                                366,416               351,852
                                                                                            ----------            ----------
Property, Plant and Equipment, net                                                             118,871               121,149
                                                                                            ----------            ----------
Other Assets:
     Goodwill                                                                                   63,354                63,354
     Other                                                                                      14,582                17,553
                                                                                            ----------            ----------
                                                                                                77,936                80,907
                                                                                            ----------            ----------
Total Assets                                                                                $  563,223            $  553,908
                                                                                            ==========            ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                       $   21,980            $   25,776
     Accrued liabilities                                                                        39,467                37,755
     Current portion of long-term notes payable                                                    211                   214
                                                                                            ----------            ----------
           Total current liabilities                                                            61,658                63,745
Long-term notes payable                                                                          1,465                 1,517
Deferred income tax liability                                                                   15,944                16,069
                                                                                            ----------            ----------
           Total liabilities                                                                    79,067                81,331
                                                                                            ----------            ----------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                -                     -
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 36,359,385
         and 36,133,385 shares issued, 35,384,385 and 35,139,385 shares outstanding,                36                    36
         respectively
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
         33,478,778 shares issued and outstanding                                                   34                    34
     Additional paid-in capital                                                                241,466               238,314
     Retained earnings                                                                         261,763               253,704
     Treasury stock, at cost, 975,000 and 994,000 shares, respectively                        (19,143)              (19,511)
                                                                                            ----------            ----------
           Total shareholders' equity                                                          484,156               472,577
                                                                                            ----------            ----------
Total Liabilities and Shareholders' Equity                                                  $  563,223            $  553,908
                                                                                            ==========            ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                 Thirteen Weeks
                                                                                 --------------
                                                                           Ended
(In thousands, except per share data                                     December 1,         November 25,
 and share data)                                                            2001                 2000
                                                                         -----------         ------------
Net sales                                                                 $ 188,852           $  221,884

Cost of goods sold                                                          106,373              128,598
                                                                         -----------         ------------

       Gross profit                                                          82,479               93,286

Operating expenses                                                           69,217               69,556
                                                                         -----------         ------------

       Income from operations                                                13,262               23,730
                                                                         -----------         ------------

Other Income (Expense):

    Interest income (expense), net                                              139              (1,234)

    Other income, net                                                            43                   12
                                                                         -----------         ------------

                                                                                182              (1,222)
                                                                         -----------         ------------

       Income before provision for income taxes                              13,444               22,508

Provision for income taxes                                                    5,310                9,003
                                                                         -----------         ------------

       Net income                                                         $   8,134           $   13,505
                                                                         ===========         ============

Per Share Information (Note 2):
  Net income per common share:

    Basic                                                                 $   0.12            $    0.20
                                                                         ===========         ============

    Diluted                                                               $   0.12            $    0.20
                                                                         ===========         ============

   Common shares used in computing per share amounts (Note 2):
    Basic                                                                    68,681               67,958
                                                                         ===========         ============

    Diluted                                                                  70,362               68,913
                                                                         ===========         ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                     Class A               Class B
                                              -------------------     -------------------
(In thousands)                                    Common Stock           Common Stock         Additional
                                              -------------------     -------------------       Paid-In       Retained
                                               Shares     Amount       Shares     Amount        Capital       Earnings
                                              --------   --------     --------   --------    ------------    ----------
Thirteen weeks ended December 1, 2001:

Balance, September 1, 2001                     36,133      $ 36        33,479      $  34       $ 238,314      $ 253,704

Common stock issued under associate stock          --        --            --         --              --            (75)
purchase plan

Exercise of common stock options, including       226        --            --         --           3,152             --
income tax benefits

Net income                                         --        --            --         --              --          8,134
                                              --------   --------     --------   --------    ------------    ----------

Balance, December 1, 2001                      36,359      $ 36        33,479      $  34       $ 241,466      $ 261,763
                                              ========   ========     ========   ========    ============    ==========




(In thousands)                                           Treasury Stock
                                                  --------------------------
                                                   Shares    Amount at Cost        Total
                                                  --------  ----------------     ---------
Thirteen weeks ended December 1, 2001:

Balance, September 1, 2001                          994        $ (19,511)        $ 472,577

Common stock issued under associate stock           (19)             368               293
purchase plan

Exercise of common stock options, including          --               --             3,152
income tax benefits

Net income                                           --               --             8,134
                                                  --------  ----------------     ---------

Balance, December 1, 2001                           975        $ (19,143)        $ 484,156
                                                  ========  ================     =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                                     Thirteen Weeks Ended
                                                                         -------------------------------------------
                                                                            December 1,              November 25,
                                                                               2001                      2000
                                                                         -----------------        ------------------
Cash Flows from Operating Activities:

Net income                                                                   $   8,134                 $ 13,505
                                                                         -----------------        ------------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

     Depreciation expense                                                        3,807                    3,992
     Amortization of deferred stock compensation                                    --                      122
     Provision for doubtful accounts                                               937                      513
     Deferred income taxes                                                      (1,391)                     503

     Changes in operating assets and liabilities:

         Accounts receivable                                                     7,347                   (5,658)
         Inventories                                                             5,376                  (10,120)
         Prepaid expenses and other current assets                              (2,178)                    (125)
         Other assets                                                            2,971                    1,577
         Accounts payable and accrued liabilities                               (1,864)                  (8,315)
                                                                         -----------------        ------------------

     Total adjustments                                                          15,005                  (17,511)
                                                                         -----------------        ------------------

              Net cash provided by (used in) operating activities               23,139                   (4,006)
                                                                         -----------------        ------------------

Cash Flows from Investing Activities:

    Expenditures for investments                                                    --                   (1,852)

    Expenditures for property, plant and equipment                              (1,529)                  (4,264)
                                                                         -----------------        ------------------

              Net cash used in investing activities
                                                                                (1,529)                  (6,116)
                                                                         -----------------        ------------------

Cash Flows from Financing Activities:

   Net proceeds from associate stock purchase plan                                 293                      238
   Net proceeds from exercise of common stock options                            2,932                      419
   Net proceeds from (repayments of) notes payable                                 (55)                  11,089
                                                                         -----------------        ------------------

              Net cash provided by financing activities                          3,170                   11,746
                                                                         -----------------        ------------------

Net increase in cash and cash equivalents                                       24,780                    1,624

Cash and cash equivalents - beginning of period                                 12,466                    3,209
                                                                         -----------------
                                                                                                  ------------------

Cash and cash equivalents - end of period                                    $  37,246                 $  4,833

Supplemental Disclosure:

Cash paid for interest                                                              10                    1,242

Cash paid for income taxes                                                          90                      456

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

      Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended September 1, 2001. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

     A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                Thirteen Weeks Ended
                                            --------------------------------
                                             December 1,       November 25,
                                                2001               2000
                                            -------------     --------------

Net income for EPS
   Computation                                 $8,134           $ 13,505
                                             ========          =========
Basic EPS:
    Weighted average
    Common shares                              68,681             67,958
                                             ========          =========

Basic EPS                                      $ 0.12             $ 0.20
                                             ========          =========

Diluted EPS:
    Weighted average
    Common shares                              68,681             67,958

    Shares issuable from
    Assumed conversion of
    Common stock equivalents                    1,681                955
                                             --------          ---------

    Weighted average common
    Shares and common stock
    equivalents                                70,362             68,913
                                             ========          =========


Diluted EPS                                    $ 0.12             $ 0.20
                                             ========          =========


3. Certain prior year balances have been reclassified to conform with current year presentation.

4. In July 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling fees and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the cost associated with these revenues should be classified as either cost of sales or, if not cost of sales, as selling, general, and administrative costs, with footnote disclosure as to the classification and amount of these costs. This standard requires a reclassification of prior periods as discussed below. Beginning in fiscal 2001, the Company recorded the amounts billed to customers for shipping and handling in net revenues and classified the costs associated with these revenues in operating expenses. Prior to this standard, the Company had recorded net freight as a component of total operating expenses. The Company has reclassified financial information for all periods presented to give effect to the adoption of this new standard. Shipping and handling costs included in operating expenses for 13 week periods ended December 1, 2001 and November 25, 2000 were $9.8 million and $10.8 million, respectively.

5. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

      The Company has adopted this standard effective September 2, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. The Company has evaluated its intangible asset to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life; no other separately identifiable intangibles exist. This resulted in the exclusion of approximately $.5 million in amortization expense for the first quarter of fiscal 2002. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Based upon the results of our transitional impairment testing, there will be no material impact on the consolidated financial results related to our intangible assets or purchased goodwill.

      The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

                                                      Thirteen Weeks Ended
                                                  ------------------------------
                                                   December 1,     November 25,
                                                       2001              2000
                                                  ------------------------------
Reported net income for EPS computation              $ 8,134         $ 13,505
    Add back:
            Goodwill amortization, net of tax              -              264
                                                  -------------    -------------

Pro forma net income                                 $ 8,134         $ 13,769
                                                  =============    =============

Basic EPS:
    Basic EPS before SFAS No.142                     $  0.12         $   0.20
    SFAS No. 142 effect, net of tax                        -                -
                                                  -------------    -------------
    Basic EPS after SFAS No. 142                     $  0.12         $   0.20
                                                  =============    =============

Diluted EPS:
    Diluted EPS before SFAS No.142                   $  0.12         $   0.20
    SFAS No. 142 effect, net of tax                        -                -
                                                  -------------    -------------
    Basic EPS after SFAS No. 142                     $  0.12         $   0.20
                                                  =============    =============

Weighted average common shares:
    Basic                                             68,681           67,958
    Diluted                                           70,362           68,913

6. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The adoption of this SFAS No. 144 is not expected to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, the risk of war, terrorism and similar hostilities, and availability of acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

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

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED DECEMBER 1, 2001 AND NOVEMBER 25, 2000

NET SALES decreased by $33.0 million, or 14.9%, to $188.9 million in the first quarter of fiscal 2002 from $221.9 million in the first quarter of fiscal 2001. This decrease was primarily attributable to a decrease in sales to existing customers, most of which are in the manufacturing sector, which has been particularly affected by a continuing recession in the industrial sector. The Company believes that the events of September 11, 2001 also had a detrimental effect on the Company's net sales in the first quarter of fiscal 2002; however, that effect cannot be reliably estimated.

GROSS PROFIT decreased by $10.8 million, or 11.6%, to $82.5 million in the first quarter of fiscal 2002 from $93.3 million in the first quarter of fiscal 2001, primarily due to lower net sales as discussed above. As a percentage of net sales, gross profit increased from 42.0% to 43.7%. The increase in gross profit as a percentage of net sales was the result of modest price increases, a favorable change in product mix, more favorable discounts obtained from vendors, and the success of the Company's efforts to increase margins with new and existing customers.

OPERATING EXPENSES decreased by $.4 million, or 0.5 %, to $69.2 million in the first quarter of fiscal 2002 from $69.6 million in the first quarter of fiscal 2001. The slight decrease in operating expenses in dollars was a result of cost control initiatives and a decline in volume related expenses, offset by the costs associated with the significant increase (during the latter part of fiscal
2001) in the Company's sales force as compared to the first quarter of fiscal 2001. As a percentage of net sales, operating expenses increased from 31.4% to 36.6%, primarily as a result of the distribution of fixed expenses over a smaller revenue base, primarily due to economic conditions as discussed above.

INCOME FROM OPERATIONS decreased by $10.4 million, or 43.9%, to $13.3 million in the first quarter of fiscal 2002 from $23.7 million in the first quarter of fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased margins described above.

INTEREST INCOME (EXPENSE). Interest income was $0.1 million for the first quarter of fiscal 2002 compared to interest expense of $1.2 million for the first quarter of fiscal 2001. The change from interest expense to net interest income reflects the Company's repayment of most of its outstanding debt during fiscal 2001. As a result, the Company now has interest income in the first quarter of fiscal 2002, resulting from invested cash.

PROVISION FOR INCOME TAXES AND NET INCOME: The effective tax rate was 39.5% and 40.0% for the first quarter of fiscal 2002 and fiscal 2001, respectively. Net income decreased by $5.4 million, or 40.0%, to $8.1 million in the first quarter of fiscal 2002 from $13.5 million in the first quarter of fiscal 2001. This decrease was primarily the result of decreases in income from operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations and available lines of credit will be adequate to support our operations for the next 12 months.

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (5.0% at December 1, 2001) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of December 1, 2001, the Company had no outstanding borrowings and was in compliance with all financial covenants.

Net cash provided by operating activities for the 13 week period ended December 1, 2001 was $23.1 million and net cash used in operating activities for the 13 week period ended November 25, 2000 was $4.0 million. The favorable net change of approximately $27.1 million is primarily attributable to lower inventory levels, reflecting improved inventory control policies, stocking for lower sales volumes and a decrease in accounts receivable.

Net cash used in investing activities for the 13 week periods ended December 1, 2001 and November 25, 2000 were $1.5 million and $6.1 million, respectively. The net usage of cash in the first three months of fiscal 2002 and fiscal 2001 was primarily attributable to expenditures for property, plant and equipment.

Net cash provided by financing activities for the 13 week periods ended December 1, 2001 and November 25, 2000 were $3.2 million and $11.7 million, respectively. Net cash provided by financing activities for the first three months of fiscal 2002 was primarily attributable to proceeds from the exercise of common stock options. The net cash provided by financing activities for the first three months of fiscal 2001 were proceeds received from borrowings.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

The Board of Directors of the Company has approved a stock repurchase plan (the "Plan") that would allow for the repurchase of up to 5 million shares of the Company's Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $110.0 million under a revolving credit agreement. At December 1, 2001, the Company had no outstanding borrowings and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (5.0% at December 1, 2001), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

                                      MSC INDUSTRIAL DIRECT CO., INC.
                                               (Registrant)


Dated:       January 11, 2002           By:       /s/ Mitchell Jacobson
         -------------------------         -------------------------------------
                                           President and Chief Executive Officer

Dated:       January 11, 2002              By:     /s/ Charles Boehlke
         -------------------------            ----------------------------
                                              Senior Vice President and
                                              Chief Financial Officer