Form 10-Q
period 2002-03-02
MSC INDUSTRIAL DIRECT CO INC
filed 2002-04-09
CIK 1003078

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 2, 2002     Commission file number: 1-14130


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

                              Yes [ X ]    No [  ]


         As of April 4, 2002 37,162,246 shares of Class A Common Stock and 33,203,825 shares of Class B Common Stock of the registrant were outstanding.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  March 2, 2002 and September 1, 2001                                             3

                  Consolidated Statements of Income -
                  Thirteen and twenty-six weeks ended March 2, 2002 and February 24, 2001         4

                  Consolidated Statement of Shareholders' Equity -
                  Twenty-six weeks ended March 2, 2002                                            5

                  Consolidated Statements of Cash Flows -
                  Twenty-six weeks ended March 2, 2002 and February 24, 2001                      6

                  Notes to Consolidated Financial Statements                                      7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                      11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              15

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        17

SIGNATURES                                                                                       18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets


(In thousands, except share data)                                                              March 2,          September 1,
                                                                                                 2002              2001
                                                                                                 ----              ----
                                                                                              (Unaudited)        (Audited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                                $  62,485          $  12,466
     Accounts receivable, net of allowance for doubtful
         accounts of $5,066 and $4,927, respectively                                             93,109             95,263
       Inventories                                                                              210,329            233,131
       Prepaid expenses and other current assets                                                  7,747              5,728
       Deferred income taxes                                                                      4,862              5,264
                                                                                              ---------          ---------
           Total current assets                                                                 378,532            351,852
                                                                                              ---------          ---------
Property, Plant and Equipment, net                                                              117,174            121,149
                                                                                              ---------          ---------
Other Assets:
     Goodwill                                                                                    63,354             63,354
     Other                                                                                       12,333             17,553
                                                                                              ---------          ---------
                                                                                                 75,687             80,907
                                                                                              ---------          ---------
Total Assets                                                                                  $ 571,393          $ 553,908
                                                                                              =========          =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                         $  23,065          $  25,776
     Accrued liabilities                                                                         33,166             37,755
     Current portion of long-term notes payable                                                     214                214
                                                                                              ---------          ---------
           Total current liabilities                                                             56,445             63,745
Long-term notes payable                                                                           1,413              1,517
Deferred income tax liability                                                                    15,709             16,069
                                                                                              ---------          ---------
           Total liabilities                                                                     73,567             81,331
                                                                                              ---------          ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                 -                  -
     Class A common stock; $0.001 par value; 100,000,000 shares authorized; 36,724,744
         and 36,133,385 shares issued, 35,770,744 and 35,139,385 shares outstanding,                                    36
         respectively                                                                                36
     Class B common stock; $0.001 par value; 50,000,000 shares authorized;
         33,453,825 and 33,478,778 shares issued and  outstanding,
         respectively                                                                                34                 34
     Additional paid-in capital                                                                 246,143            238,314
     Retained earnings                                                                          270,327            253,704
     Treasury stock, at cost, 954,000 and 994,000 shares, respectively                          (18,714)           (19,511)
                                                                                              ---------          ---------
           Total shareholders' equity                                                           497,826            472,577
                                                                                              ---------          ---------
Total Liabilities and Shareholders' Equity                                                    $ 571,393          $ 553,908
                                                                                              =========          =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                   ----------------------------------     ----------------------------------
     (In thousands, except net income                   March 2,         February 24,          March 2,        February 24,
     per share data)                                      2002               2001                2002              2001
                                                    ----------------   --------------     ----------------   ---------------
     Net sales                                          $ 194,791         $ 223,089            $ 383,643         $ 444,973

     Cost of goods sold                                   109,461           127,315              215,834           255,913
                                                        ---------         ---------            ---------         ---------
            Gross profit                                   85,330            95,774              167,809           189,060

     Operating expenses                                    71,264            70,794              140,481           140,350
                                                        ---------         ---------            ---------         ---------
            Income from operations                         14,066            24,980               27,328            48,710
                                                        ---------         ---------            ---------         ---------
     Other Income (Expense):

         Interest income (expense), net                       227            (1,115)                 366            (2,349)

         Other income, net                                     54                51                   97                63
                                                        ---------         ---------            ---------         ---------
         Total other income (expense)                         281            (1,064)                 463            (2,286)
                                                        ---------         ---------            ---------         ---------
            Income before provision
            for income taxes                               14,347            23,916               27,791            46,424

     Provision for income taxes                             5,667             9,566               10,977            18,570
                                                        ---------         ---------            ---------         ---------
            Net income                                   $  8,680         $  14,350            $  16,814          $ 27,854
                                                        =========         =========            =========         =========
     Per Share Information (Note 2):
       Net income per common share:

         Basic                                           $   0.13          $   0.21             $   0.24          $   0.41
                                                        =========         =========            =========         =========
         Diluted                                         $   0.12          $   0.21             $   0.24          $   0.40
                                                        =========         =========            =========         =========

     Common shares used in computing per share
         amounts (Note 2):
         Basic                                             69,012            68,102               68,821            68,030
                                                        =========         =========            =========         =========
         Diluted                                           71,429            69,609               70,838            69,233
                                                        =========         =========            =========         =========


  The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                                        Class A               Class B
(In thousands)                                     --------------------    ---------------
                                                       Common Stock           Common Stock       Additional
                                                   ---------------------   ----------------      Paid-In        Retained
                                                    Shares      Amount     Shares    Amount        Capital        Earnings
                                                   ---------  ----------   ------- --------    ---------------  -------------
Twenty-six weeks ended March 2, 2002:
Balance, September 1, 2001                            36,133    $   36     33,479    $  34       $  238,314      $ 253,704
Exchange of Class B common stock for
Class A common stock                                      25        --       (25)       --               --             --
Common stock issued under associate stock                 --        --         --       --               --          (191)
purchase plan
Exercise of common stock options, including              567        --         --       --            7,829             --
income tax benefits
Net income                                                --        --         --       --               --         16,814
                                                   ---------  ----------   ------- --------    ---------------  -------------



Balance, March 2, 2002                                36,725    $   36     33,454    $  34       $  246,143      $ 270,327
                                                   =========  ==========   ======= ========    ===============  =============



(In thousands)                                           Treasury Stock
                                                     ------------------------
                                                      Shares    Amount at Cost      Total
                                                     --------  ---------------   -----------
Twenty-six weeks ended March 2, 2002:
Balance, September 1, 2001                             994       $  (19,511)     $472,577
Exchange of Class B common stock for
Class A common stock                                    --                --           --
Common stock issued under associate stock             (40)               797          606
purchase plan
Exercise of common stock options, including             --                --        7,829
income tax benefits
Net income                                              --                --       16,814
                                                     --------  ---------------   -----------



Balance, March 2, 2002                                 954       $  (18,714)     $497,826
                                                     ========  ===============   ===========

  The accompanying notes are an integral part of these consolidated statements

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                                    Twenty-Six Weeks Ended
                                                                         -------------------------------------------
                                                                              March 2,                February 24,
                                                                               2002                      2001
                                                                         -----------------        ------------------
Cash Flows from Operating Activities:
Net income                                                                    $  16,814                 $  27,854
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                                7,648                     8,110
     Amortization of deferred stock compensation                                     --                       209
     Provision for doubtful accounts                                              1,432                     1,028
     Deferred income taxes                                                           42                     1,728
     Changes in operating assets and liabilities:
         Accounts receivable                                                        722                    (9,532)
         Inventories                                                             22,802                     3,022
         Prepaid expenses and other current assets                               (2,019)                     (219)
         Other assets                                                             5,220                     4,103
         Accounts payable and accrued liabilities                                (6,589)                  (12,725)
                                                                         -----------------        ------------------
Total adjustments                                                                29,258                    (4,276)
                                                                         -----------------        ------------------
              Net cash provided by operating activities                          46,072                    23,578
                                                                         -----------------        ------------------
Cash Flows from Investing Activities:
    Expenditures for investments                                                     --                    (1,852)
    Expenditures for property, plant and equipment                               (3,673)                  (11,068)
                                                                         -----------------        ------------------
              Net cash used in investing activities                              (3,673)                  (12,920)
                                                                         -----------------        ------------------

Cash Flows from Financing Activities:
   Net proceeds from associate stock purchase plan                                  606                       238
   Net proceeds from exercise of common stock options                             7,118                     2,214
   Net repayments of notes payable                                                 (104)                   (2,828)
                                                                         -----------------        ------------------

              Net cash provided by (used in) financing activities                 7,620                      (376)
                                                                         -----------------        ------------------

Net increase in cash and cash equivalents                                        50,019                    10,282

Cash and cash equivalents - beginning of period                                  12,466                     3,209
                                                                         -----------------        ------------------

Cash and cash equivalents - end of period                                     $  62,485                 $  13,491
                                                                         =================        ==================

Supplemental Disclosure:

Cash paid for interest                                                               22                     2,065

Cash paid for income taxes                                                        7,970                    10,073

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

     Reference is made to the Notes to Consolidated Financial Statements contained within the Company's audited financial statements included in MSC's annual report on Form 10-K for the year ended September 1, 2001. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data in accordance with generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

     A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:



                                            Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                     ------------------------------------        -------------------------------
                                        March 2,            February 24,            March 2,        February 24,
                                          2002                  2001                  2002              2001
                                     --------------        --------------        --------------    -------------
Net income for EPS
   Computation                           $8,680               $14,350               $16,814           $27,854
                                       ========               =======               =======           =======

Basic EPS:
    Weighted average
    Common shares                        69,012                68,102                68,821            68,030
                                       ========               =======               =======           =======

Basic EPS                                 $0.13                 $0.21                 $0.24             $0.41
                                       ========               =======               =======           =======
Diluted EPS:
Weighted average
Common shares                            69,012                68,102                68,821            68,030

Shares issuable from
Assumed conversion of
Common stock equivalents                  2,417                 1,507                 2,017             1,203
                                       --------               -------               -------           -------

Weighted average common
and common equivalent shares             71,429                69,609                70,838            69,233
                                       ========               =======               =======           =======


Diluted EPS                               $0.12                 $0.21                 $0.24             $0.40
                                       ========               =======               =======           =======

3. Certain prior year balances have been reclassified to conform with current year presentation.


4. In July 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling fees and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the cost associated with these revenues should be classified as either cost of sales or, if not cost of sales, as selling, general, and administrative costs, with footnote disclosure as to the classification and amount of these costs. This standard requires a reclassification of prior periods as discussed below. Beginning in fiscal 2001, the Company recorded the amounts billed to customers for shipping and handling in net revenues and classified the costs associated with these revenues in operating expenses. Prior to this standard, the Company had recorded net freight as a component of total operating expenses. The Company has reclassified financial information for all periods presented to give effect to the adoption of this new standard. Shipping and handling costs included in operating expenses were $10.2 million and $11.6 million for 13 week period ended March 2, 2002 and February 24, 2001, respectively, and $20.0 million and $22.4 million for the 26 week period ended March 2, 2002 and February 24, 2001, respectively.

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

     The Company has adopted this standard effective September 2, 2001 and has evaluated its intangible asset to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life; no other separately identifiable intangibles exist. Intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This resulted in the exclusion of approximately $0.5 million and $0.9 million in amortization expense for the 13 and 26 week periods ended March 2, 2002, respectively. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Based upon the results of our transitional impairment testing, there has been no material impact on the consolidated financial results related to our intangible assets or purchased goodwill.

     The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

                                                  Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                          ----------------------------------       --------------------------------
                                             March 2,          February 24,           March 2,         February 24,
                                               2002                2001                 2002              2001
                                          --------------      --------------       --------------    --------------
Reported net income for EPS
computation                                  $ 8,680             $ 14,350            $ 16,814           $ 27,854
    Add back:
         Goodwill amortization,
         net of tax                                -                  264                   -                528
                                        -------------          -----------        ------------         ----------

Pro forma net income                         $ 8,680             $ 14,614            $ 16,814           $ 28,382
                                        =============          ===========        ============         ==========

Basic EPS:
    Basic EPS before SFAS                    $  0.13              $  0.21             $  0.24            $  0.41
    No.142
    SFAS No. 142 effect, net
    of tax                                         -                    -                   -               0.01
                                        -------------          -----------        ------------         ----------
    Basic EPS after SFAS
    No. 142                                  $  0.13              $  0.21             $  0.24            $  0.42

Diluted EPS:
    Diluted EPS before SFAS                  $  0.12              $  0.21             $  0.24            $  0.40
    No.142
    SFAS No. 142 effect, net
    of tax                                         -                    -                   -               0.01
                                        -------------          -----------        ------------         ----------
    Diluted EPS after SFAS
    No. 142                                  $  0.12              $  0.21             $  0.24            $  0.41
                                        =============          ===========        ============         ==========

Weighted average common shares:
    Basic                                     69,012               68,102              68,821             68,030
    Diluted                                   71,429               69,609              70,838             69,233


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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, the risk of war, terrorism and similar hostilities, and availability of suitable acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.


OVERVIEW

MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 and has conducted business since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the "Operating Subsidiary"), are hereinafter referred to collectively as the "Company."

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer in excess of 500,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from approximately 90 branch offices and four distribution centers. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED MARCH 2, 2002 AND FEBRUARY 24, 2001

NET SALES decreased by $28.3 million, or 12.7%, to $194.8 million in the second quarter of fiscal 2002 from $223.1 million in the second quarter of fiscal 2001. This decrease was primarily attributable to a decrease in sales to existing customers, most of which are in the manufacturing sector, which have been affected by the recession and continued uncertainty in the industrial sector.

GROSS PROFIT decreased by $10.5 million, or 11.0%, to $85.3 million in the second quarter of fiscal 2002 from $95.8 million in the second quarter of fiscal 2001, primarily due to lower net sales as discussed above. As a percentage of net sales, gross profit increased from 42.9% to 43.8%. The increase in gross profit as a percentage of net sales was the result of modest price increases, a favorable change in product mix, more favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $0.5 million, or 0.7%, to $71.3 million in the second quarter of fiscal 2002 from $70.8 million in the second quarter of fiscal 2001. The slight increase in operating expenses in dollars was a result of the costs associated with the strategic increase in the Company's sales force to take advantage of opportunities to gain market share, as well as other payroll related costs as compared to the second quarter of fiscal 2001. These expenses were offset by cost control initiatives and a decline in volume related expenses. As a percentage of net sales, operating expenses increased from 31.7% to 36.6%, primarily as a result of the distribution of fixed expenses over a smaller revenue base.

INCOME FROM OPERATIONS decreased by $10.9 million, or 43.6%, to $14.1 million in the second quarter of fiscal 2002 from $25.0 million in the second quarter of fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased gross profit margins described above.

INTEREST INCOME (EXPENSE), NET. Net interest income was $0.2 million for the second quarter of fiscal 2002 compared to net interest expense of $1.1 million for the second quarter of fiscal 2001. The change from net interest expense to net interest income reflects the Company's repayment of almost all of its outstanding debt during fiscal 2001. As a result, the Company now has net interest income in the second quarter of fiscal 2002, resulting from invested cash.

PROVISION FOR INCOME TAXES AND NET INCOME: The effective tax rate was 39.5% for the second quarter of fiscal 2002 as compared to 40.0% in the second quarter of fiscal 2001. Net income decreased by $5.7 million, or 39.6%, to $8.7 million in the second quarter of fiscal 2002 from $14.4 million in the second quarter of fiscal 2001. This decrease was primarily the result of decreases in income from operations explained above.

RESULTS OF OPERATIONS -
TWENTY-SIX WEEKS ENDED MARCH 2, 2002 AND FEBRUARY 24, 2001

NET SALES decreased by $61.4 million, or 13.8%, to $383.6 million during the first half of fiscal 2002 from $445.0 million in the first half of fiscal 2001. This decrease was primarily attributable to a decrease in sales to existing customers, most of which are in the manufacturing sector, which have been affected by the recession and continued uncertainty in the industrial sector. The Company believes that the events of September 11, 2001 also had a detrimental effect on the Company's net sales in the first quarter of fiscal 2002; however, that effect cannot be reliably estimated.

GROSS PROFIT decreased by $21.3 million, or 11.3%, to $167.8 million during the first half of fiscal 2002 from $189.1 million in the first half of fiscal 2001, primarily due to lower net sales as discussed above. As a percentage of net sales, gross profit increased from 42.5% to 43.7%. The increase in gross profit as a percentage of net sales was the result of modest price increases, a favorable change in product mix, more favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES remained constant at approximately $140.5 million during the first half of fiscal 2002 and the first half of fiscal 2001. The slight increase in operating expenses in dollars was a result of the costs associated with the strategic increase (during the latter part of fiscal 2001) in the Company's sales force to take advantage of opportunities to gain market share, as compared to the first half of fiscal 2001 and an increase in other payroll related costs as compared to the first half of fiscal 2001. These expenses were offset by cost control initiatives and a decline in volume related expenses. As a percentage of net sales, operating expenses increased from 31.5% to 36.6%, primarily as a result of the distribution of fixed expenses over a smaller revenue base.

INCOME FROM OPERATIONS decreased by $21.4 million, or 43.9%, to $27.3 million during the first half of fiscal 2002 from $48.7 million in the first half of fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased gross profit margins described above.

INTEREST INCOME (EXPENSE), NET. Net interest income was $0.4 million for the first half of fiscal 2002 compared to net interest expense of $2.3 million for the first half of fiscal 2001. The change from net interest expense to net interest income reflects the Company's repayment of almost all of its outstanding debt during fiscal 2001. As a result, the Company now has net interest income in the first half of fiscal 2002, resulting from invested cash.

PROVISION FOR INCOME TAXES AND NET INCOME: The effective tax rate was approximately 39.5% for the first half of fiscal 2002 as compared to 40.0% in the first half of fiscal 2001. Net income decreased by $11.1 million, or 39.8%, to $16.8 million in the first half of fiscal 2002 from $27.9 million in the first half of fiscal 2001. This decrease was primarily the result of decreases in income from operations explained above.

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

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.75% at March 2, 2002) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of March 2, 2002 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.


Net cash provided by operating activities for the 26 week period ended March 2, 2002 and February 24, 2001 was $46.1 million and $23.6 million, respectively. The change of approximately $22.5 million is primarily attributable to lower inventory levels, reflecting improved inventory control policies and a decrease in accounts receivable.

Net cash used in investing activities for the 26 week periods ended March 2, 2002 and February 24, 2001 was $3.7 million and $12.9 million, respectively. The net usage of cash in the first half of fiscal 2002 and fiscal 2001 was primarily attributable to expenditures for property, plant and equipment.

Net cash provided by financing activities for the 26 week period ended March 2, 2002 was $7.6 million and net cash used in financing activities for the 26 week period ended February 24, 2001 was $0.4 million. Net cash provided by financing activities for the first half of fiscal 2002 was primarily attributable to proceeds from the exercise of common stock options. The net cash used in financing activities for the first half of fiscal 2001 was primarily attributable to repayments of notes payable, offset by proceeds received from the exercise of common stock options.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $110.0 million under a revolving credit agreement. At March 2, 2002, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.75% at March 2, 2002), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4, 2002 the Company held its 2002 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's shareholders elected as directors Mitchell Jacobson, Sidney Jacobson, David Sandler, Charles Boehlke, James Schroeder, Shelley Boxer, Roger Fradin, Denis Kelly, Raymond Langton, and Philip Peller.

In addition, the shareholders approved the adoption of the Company's 2001 Stock Option Plan and ratified the selection by the Board of Directors of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2002.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1.       Election of Directors


     Nominee               Votes         Votes           Votes          Broker
      Name                  For         Against        Withheld       Non-Votes

Mitchell Jacobson       298,577,498    8,670,323           0               0
Sidney Jacobson         298,577,247    8,670,574           0               0
David Sandler           298,576,438    8,671,383           0               0
Charles Boehlke         298,732,048    8,515,773           0               0
James Schroeder         298,577,498    8,670,323           0               0
Shelley Boxer           298,577,498    8,670,323           0               0
Roger Fradin            306,786,552      461,269           0               0
Denis Kelly             306,785,693      462,128           0               0
Raymond Langton         306,785,532      462,289           0               0
Philip Peller           306,785,693      462,128           0               0

2. Adoption of the Company's 2001 Stock Option Plan.

       Votes               Votes              Votes               Broker
        For               Against            Withheld           Non-Votes

    297,506,286          9,731,126            10,409            1,961,895

3. Ratification of Arthur Andersen LLP as independent certified public accountants of the Company for fiscal year 2002.

       Votes               Votes              Votes               Broker
        For               Against            Withheld           Non-Votes

    299,863,505          5,387,241            35,180                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits: None.



     Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MSC INDUSTRIAL DIRECT CO., INC.
                                              (Registrant)


Dated:     April 8, 2002              By:     /s/ Mitchell Jacobson
       -----------------------             ---------------------------
                                           President and Chief Executive Officer



Dated:     April 8, 2002              By:    /s/ Charles Boehlke
       -----------------------             -------------------------
                                           Senior Vice President and
                                           Chief Financial Officer