Form 10-Q
period 2002-06-01
MSC INDUSTRIAL DIRECT CO INC
filed 2002-07-12
CIK 1003078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 1, 2002
                          Commission File No.: 1-14130


                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)


        NEW YORK                                                 11-3289165
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


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


As of July 9, 2002 36,637,535 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding.

                              SAFE HARBOR STATEMENT


This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:


o   changing market conditions,

o   competitive and regulatory matters,

o   general economic conditions in the markets in which the Company operates,

o   risk of cancellation or rescheduling of orders,

o   the risk of war, terrorism and similar hostilities,

o   availability of suitable acquisition opportunities, and

o the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2001.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                          PAGE


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


            Consolidated Balance Sheets
            June 1, 2002 and September 1, 2001                                               3


            Consolidated Statements of Income
            Thirteen and thirty-nine weeks ended June 1, 2002 and May 26, 2001               4


            Consolidated Statement of Shareholders' Equity
            Thirty-nine weeks ended June 1, 2002                                             5


            Consolidated Statements of Cash Flows
            Thirty-nine weeks ended June 1, 2002 and May 26, 2001                            6


            Notes to Consolidated Financial Statements                                       7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                       12


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      16


PART II.    OTHER INFORMATION


ITEM 5.     OTHER EVENTS                                                                    17


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                18


SIGNATURES                                                                                  19

PART  I.    FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                                June 1,                 September 1,
                                                                                                 2002                       2001
                                                                                                 ----                       ----
                                                                                              (Unaudited)                (Audited)
                                          ASSETS
                                          ------
Current Assets:
     Cash and cash equivalents                                                              $        85,844            $      12,466
     Accounts receivable, net of allowance for doubtful
         accounts of $4,120 and $4,927, respectively                                                 95,221                   95,263
     Inventories                                                                                    211,576                  233,131
     Prepaid expenses and other current assets                                                        7,848                    5,728
     Deferred income taxes                                                                            4,805                    5,264
                                                                                            ---------------            -------------
              Total current assets                                                                  405,294                  351,852
                                                                                            ---------------            -------------

Property, Plant and Equipment, net                                                                  114,825                  121,149
                                                                                            ---------------            -------------
Other Assets:
     Goodwill                                                                                        63,354                   63,354
     Other                                                                                            9,395                   17,553
                                                                                            ---------------            -------------
                                                                                                     72,749                   80,907
                                                                                            ---------------            -------------
Total Assets                                                                                $       592,868            $     553,908
                                                                                            ===============            =============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
     Accounts payable                                                                       $        20,703            $      25,776
     Accrued liabilities                                                                             38,456                   37,755
     Current portion of long-term notes payable                                                         217                      214
                                                                                            ---------------            -------------
              Total current liabilities                                                              59,376                   63,745
Long-term notes payable                                                                               1,361                    1,517
Deferred income tax liability                                                                        16,157                   16,069
                                                                                            ---------------            -------------
              Total liabilities                                                                      76,894                   81,331
                                                                                            ---------------            -------------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none outstanding                     -                        -
     Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 38,546,467 and 36,133,385 shares issued, and 37,607,467 and
         35,139,385 shares outstanding, respectively                                                     38                       36
     Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 32,137,294 and 33,478,778 shares issued and
         outstanding, respectively                                                                       32                       34
     Additional paid-in capital                                                                     252,833                  238,314
     Retained earnings                                                                              281,501                  253,704
     Class A treasury stock, at cost, 939,000 and 994,000 shares, respectively                     (18,430)                 (19,511)
                                                                                            ---------------            -------------
              Total shareholders' equity                                                            515,974                  472,577
                                                                                            ---------------            -------------
Total Liabilities and Shareholders' Equity                                                  $       592,868            $     553,908
                                                                                            ===============            =============


   The accompanying notes are an integral part of these consolidated balance sheets.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                                  -----------------------------                 ------------------------------
                                                    June 1,          May 26,                       June 1,          May 26,
                                                     2002             2001                          2002              2001

Net sales                                          $ 208,592         $ 216,335                   $ 592,235         $ 661,308

Cost of goods sold                                   117,731           122,786                     333,565           378,699
                                                  -------------   -------------                 -------------   --------------

       Gross profit                                   90,861            93,549                     258,670           282,609

Operating expenses                                    72,589            72,158                     213,070           212,508
                                                  -------------   -------------                 -------------   --------------

       Income from operations                         18,272            21,391                      45,600            70,101
                                                  -------------   -------------                 -------------   --------------

Other income (expense):

    Interest income (expense), net                       320              (778)                        686            (3,127)

    Provision for impairment in carrying
    value of investments (Note 4)                          -           (10,284)                          -           (10,284)

    Other income (expense), net                         (43)                36                          54                99
                                                  -------------   -------------                 -------------   --------------

Total other income (expense)                             277           (11,026)                        740           (13,312)
                                                  -------------   -------------                 -------------   --------------

       Income before provision
       for income taxes                               18,549            10,365                      46,340            56,789

Provision for income taxes                             7,326             7,883                      18,303            26,453
                                                  -------------   -------------                 -------------   --------------

       Net income                                  $  11,223         $   2,482                   $  28,037         $  30,336
                                                  =============   =============                 ==============  ==============

Per share information (Note 1):
Net income per common share:

    Basic                                          $    0.16         $    0.04                   $    0.41          $   0.45
                                                  =============   =============                 ==============  ==============

    Diluted                                        $    0.16         $    0.04                   $    0.39          $   0.44
                                                  =============   =============                 ==============  ==============

Weighted average common shares
outstanding used in computing per share
amounts (Note 1):
    Basic                                             69,476            68,264                      69,037            68,099
                                                  =============   =============                 ==============  ==============

    Diluted                                           72,006            69,615                      71,125            69,288
                                                  =============   =============                 ==============  ==============


 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                      Thirty-nine weeks ended June 1, 2002
                                 (In thousands)
                                   (Unaudited)


                                                           Class A              Class B              Additional
                                                         Common Stock         Common Stock            Paid-In
                                                      ------------------    -----------------

                                                      Shares      Amount     Shares    Amount         Capital
                                                      ------      ------    -------    ------        ----------
Balance at September 1, 2001                          36,133      $   36    33,479     $   34        $ 238,314

Exchange of Class B common stock for Class             1,342           2    (1,342)        (2)               -
A common stock

Common stock issued under associate stock                  -           -         -          -                -
purchase plan

Exercise of common stock options                       1,071           -         -          -           13,453

Stock option income tax benefit                            -           -         -          -            1,066

Net income                                                 -           -         -          -                -
                                                      ------      ------    -------    ------        ----------

Balance at June 1, 2002                               38,546      $   38    32,137      $  32        $ 252,833
                                                      ======      ======    =======    ======        ==========


                                                                          Class A
                                                      Retained         Treasury Stock
                                                                    ----------------------
                                                                                 Amount at
                                                      Earnings      Shares          Cost          Total
                                                      ---------     ------       ----------     ---------
Balance at September 1, 2001                          $ 253,704       994       $   (19,511)    $ 472,577

Exchange of Class B common stock for Class                    -         -                -             -
A common stock

Common stock issued under associate stock                  (240)      (55)           1,081            841
purchase plan

Exercise of common stock options                              -         -                -         13,453

Stock option income tax benefit                               -         -                -          1,066

Net income                                               28,037         -                -         28,037
                                                      ---------     ------       ----------     ---------

Balance at June 1, 2002                               $ 281,501       939        $  (18,430)    $ 515,974
                                                      =========     ======       ==========     =========


 The accompanying notes are an integral part of these consolidated statements.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                June 1,                  May 26,
                                                                                 2002                     2001
                                                                            --------------           --------------
Cash Flows from Operating Activities:

Net income                                                                   $   28,037                $  30,336
                                                                            --------------           --------------
Adjustments to reconcile net income to net cash
   provided by operating activities:

     Provision for impairment in carrying value of investments                        -                   10,284
     Depreciation and amortization                                               11,505                   12,626
     Amortization of deferred stock compensation                                      -                      209
     Provision for doubtful accounts                                              1,980                    1,526
     Deferred income taxes                                                          547                    1,723
     Stock option income tax benefit                                              1,066                      597

     Changes in operating assets and liabilities:
         Accounts receivable                                                     (1,938)                   1,856
         Inventories                                                             21,555                   16,668
         Prepaid expenses and other current assets                              (2,120)                      438
         Other assets                                                             8,158                    5,460
         Accounts payable and accrued liabilities                               (4,372)                  (18,203)
                                                                            --------------           --------------

Total adjustments                                                                36,381                   33,184
                                                                            --------------           --------------

              Net cash provided by operating activities                          64,418                   63,520
                                                                            --------------           --------------

Cash Flows from Investing Activities:
   Expenditures for property, plant and equipment                               (5,181)                  (16,267)
   Cash paid for investment in affiliates                                             -                   (1,852)
                                                                            --------------           --------------

              Net cash used in investing activities                             (5,181)                  (18,119)
                                                                            --------------           --------------

Cash Flows from Financing Activities:

   Proceeds from sale of common stock in connection with associate
   stock purchase plan                                                              841                      827
   Proceeds from exercise of common stock options                                13,453                    3,506
   Net repayments of notes payable                                                 (153)                 (23,139)
                                                                            --------------           --------------

              Net cash provided by (used in) financing activities                14,141                  (18,806)
                                                                            --------------           --------------

Net increase in cash and cash equivalents                                        73,378                   26,595

Cash and cash equivalents - beginning of period                                  12,466                    3,209
                                                                            --------------           --------------

Cash and cash equivalents - end of period                                   $    85,844                 $ 29,804
                                                                            ==============           ==============

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                                               34                    2,564

Cash paid for income taxes                                                       11,329                   19,727

The accompanying notes are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

                                  June 1, 2002


NOTE 1. BASIS OF PRESENTATION

MSC Industrial Direct Co., Inc. ("MSC") was incorporated in the State of New York on October 24, 1995. The accompanying consolidated financial statements include MSC and all of its subsidiaries, including its principal operating subsidiary, Sid Tool Co., Inc. and is hereinafter referred to collectively as the "Company." All intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirty-nine weeks ended June 1, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2001.

The Company's fiscal year ends on a Saturday close to August 31 of each year.

Certain prior period balances have been reclassified to conform with current period's presentation.

The Company follows the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the Company to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the diluted effect of common stock equivalents using the treasury stock method.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                          Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                      --------------------------                  ------------------------
                                                       June 1,            May 26,                 June 1,          May 26,
                                                        2002               2001                    2002              2001
                                                        ----               ----                    ----              ----

Net income for EPS
   Computation                                        $11,223             $2,482                  $28,037           $30,336
                                                      =======            =======                  =======           =======

Basic EPS:
    Weighted average
    common shares                                      69,476             68,264                   69,037            68,099
                                                      =======            =======                  =======           =======




Basic EPS                                               $0.16              $0.04                    $0.41             $0.45
                                                      =======            =======                  =======           =======


Diluted EPS:
   Weighted average
   Common shares                                       69,476             68,264                   69,037            68,099

Shares issuable from
   assumed conversion of
   common stock equivalents                             2,530              1,351                    2,088             1,189
                                                      -------            -------                  -------           -------

   Weighted average common
   and common equivalent shares                        72,006             69,615                   71,125            69,288
                                                      =======            =======                  =======           =======

Diluted EPS                                             $0.16              $0.04                    $0.39             $0.44
                                                      =======            =======                  =======           =======


NOTE 2. COMPREHENSIVE INCOME

The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the thirteen and thirty-nine weeks ended June 1, 2002 and May 26, 2001, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.


NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling fees and costs. The consensus reached was that all shipping and handling billed to customers is revenue and the cost associated with these revenues should be classified as either cost of sales or, if not cost of sales, as selling, general, and administrative costs, with footnote disclosure as to the classification and amount of these costs. This standard requires a reclassification of prior periods as discussed below. Beginning in fiscal 2001, the Company recorded the amounts billed to customers for shipping and handling in net revenues and classified the costs associated with these revenues in operating expenses. Prior to this standard, the Company had recorded net freight as a component of total operating expenses. The Company has reclassified financial information for all periods presented to give effect to the adoption of this new standard. Shipping and handling costs included in operating expenses were $11.0 million and $11.5 million for the 13 week period ended June 1, 2002 and May 26, 2001, respectively, and $31.0 million and $33.9 million for the 39 week period ended June 1, 2002 and May 26, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

The Company has adopted this standard effective September 2, 2001 and has evaluated its intangible asset to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life; no other separately identifiable intangibles exist. Intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This resulted in the exclusion of approximately $0.4 million and $1.3 million in amortization expense for the thirteen and thirty-nine week periods ended June 1, 2002, respectively. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Based upon the results of our transitional impairment testing, there has been no impact on the consolidated financial results related to our intangible assets or purchased goodwill.

     The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142:


                                                  Thirteen Weeks Ended                      Thirty - Nine Weeks Ended
                                       ------------------------------------------      -------------------------------------

                                              June 1,               May 26,                   June 1,            May 26,
                                               2002                  2001                      2002               2001
                                          --------------        --------------            --------------      ------------

Reported net income for EPS
computation                                          $11,223               $2,482                  $28,037            $30,336
    Add back:
         Goodwill amortization,
         net of tax                                        -                  264                        -                792
                                       ------------------------------------------       -------------------------------------

Pro forma net income                                 $11,223               $2,746                  $28,037            $31,128
                                       ==========================================       =====================================

Basic EPS:
    Basic EPS before effect of                       $  0.16              $  0.04                  $  0.41            $  0.45
SFAS No.142
    SFAS No. 142 effect, net
    of tax                                               -                    -                        -                 0.01
                                       ------------------------------------------       -------------------------------------
    Basic EPS after effect of
    SFAS No. 142                                     $  0.16              $  0.04                  $  0.41            $  0.46
                                       ==========================================       =====================================

Diluted EPS:
    Diluted EPS before effect                        $  0.16              $  0.04                  $  0.39            $  0.44
    of SFAS No.142
    SFAS No. 142 effect, net
    of tax                                                 -                    -                        -               0.01
                                       ------------------------------------------       -------------------------------------
    Diluted EPS after effect of
    SFAS No. 142                                     $  0.16              $  0.04                  $  0.39            $  0.45
                                       ==========================================       =====================================

Weighted average common shares:
    Basic                                             69,476               68,264                   69,037             68,099
                                       ==========================================       =====================================
    Diluted                                           72,006               69,615                   71,125             69,288
                                       ==========================================       =====================================


In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2001. The Company expects to adopt this statement as of September 1, 2002 for the fiscal year ended August 30, 2003, and it does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.


NOTE 4. OTHER EVENTS

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

The provision for income taxes in the third quarter of fiscal year 2001 and for the thirty-nine weeks ended May 26, 2001 was substantially affected by the non-deductibility of a significant portion of the Company's write down of its Internet investments. Accordingly, the Company's effective tax rate in 2001 was significantly higher than it is in the comparable fiscal 2002 periods.

NOTE 5. SHAREHOLDERS' EQUITY

Each holder of the Company's Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no conversion rights or redemption or sinking fund provisions with respect to such stock.

The holders of the Company's Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families.

NOTE 6. SUBSEQUENT EVENT

Since June 2, 2002 and through the date of this filing, the Company has repurchased 1,000 shares of the Company's Class A common stock at a total cost of approximately $19.0 million, pursuant to its treasury stock purchase plan, as approved by the Company's Board of Directors.

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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, the risk of war, terrorism and similar hostilities, and the availability of suitable acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

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

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED JUNE 1, 2002 AND MAY 26, 2001

NET SALES decreased by $7.7 million, or 3.6%, to $208.6 million in the third quarter of fiscal 2002 from $216.3 million in the third quarter of fiscal 2001. This decrease was primarily the result of one less business day in the third quarter of fiscal 2002 and a decrease in sales to existing customers, most of which are in the manufacturing sector, which continues to be negatively affected by weakness and uncertainty in the industrial sector. Average daily sales declined slightly for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001.

GROSS PROFIT decreased by $2.6 million, or 2.8%, to $90.9 million in the third quarter of fiscal 2002 from $93.5 million in the third quarter of fiscal 2001. As a percentage of net sales, gross profit increased from 43.2% to 43.6%. The increase in gross profit as a percentage of net sales was the result of a favorable change in product mix, more favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $0.4 million, or 0.6%, to $72.6 million in the third quarter of fiscal 2002 from $72.2 million in the third quarter of fiscal 2001. The slight increase in operating expenses in dollars was a result of an increase in payroll related costs as compared to the third quarter of fiscal 2001. These expenses were offset by cost control initiatives and a decline in volume related expenses. As a percentage of net sales, operating expenses increased from 33.4% to 34.8%, primarily the result of the distribution of fixed expenses over a smaller revenue base.

INCOME FROM OPERATIONS decreased by $3.1 million, or 14.5%, to $18.3 million in the third quarter of fiscal 2002 from $21.4 million in the third quarter of fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased gross profit margins described above.

INTEREST INCOME (EXPENSE), NET. Net interest income was $0.3 million for the third quarter of fiscal 2002 compared to net interest expense of $0.8 million in the third quarter of fiscal 2001. The change from net interest expense to net interest income reflects the Company's repayment of almost all of its outstanding debt during fiscal 2001. As a result, the Company now has net interest income in the third quarter of fiscal 2002, resulting from invested cash.

PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS in the third quarter of fiscal 2001 of $10.3 million relates to the write-down of the Company's Internet investments.

PROVISION FOR INCOME TAXES: The effective tax rate was approximately 39.5% and 76.1% for the third quarter of fiscal 2002 and fiscal 2001, respectively. The effective tax rate in fiscal 2001 is a direct result of limited tax benefits from the Internet investment write-downs. Excluding the effect of this write-down, the effective tax rate would have been 40.0% for fiscal 2001.

NET INCOME increased by $8.7 million to $11.2 million in the third quarter of fiscal 2002 from $2.5 million in the third quarter of fiscal 2001. This increase is a direct result of the write-down of the Company's Internet investments in fiscal 2001. Without taking into account the investment write-down, net income would have decreased by $1.2 million or 9.7%, to $11.2 million from $12.4 million. This decrease was primarily the result of decrease in income from operations explained above.

RESULTS OF OPERATIONS -
THIRTY-NINE WEEKS ENDED JUNE 1, 2002 AND MAY 26, 2001

NET SALES decreased by $69.1 million, or 10.4%, to $592.2 million during the first nine months of fiscal 2002 from $661.3 million in the first nine months of fiscal 2001. This decrease was primarily attributable to a decrease in sales to existing customers, most of which are in the manufacturing sector, which have been affected by the recession and continued uncertainty in the industrial sector. The Company believes that the events of September 11, 2001 also had a detrimental effect on the Company's net sales in the first nine months of fiscal 2002; however, that effect cannot be reliably estimated. For the nine months of fiscal 2002 average daily sales declined as compared to the same period last year.

GROSS PROFIT decreased by $23.9 million, or 8.5%, to $258.7 million during the first nine months of fiscal 2002 from $282.6 million in the first nine months of fiscal 2001, primarily due to lower net sales. As a percentage of net sales, gross profit increased from 42.7% to 43.7%. The increase in gross profit as a percentage of net sales was the result of modest price increases, a favorable change in product mix, more favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $0.6 million, or 0.3%, to $213.1 million during the first nine months of fiscal 2002 from $212.5 million in the first nine months of fiscal 2001. The slight increase in operating expenses in dollars was a result of the costs associated with the strategic increase (during the latter part of fiscal 2001) in the Company's sales force to take advantage of opportunities to gain market share, as compared to the first nine months of fiscal 2001 and an increase in other payroll related costs as compared to the first nine months of fiscal 2001. These expenses were offset by cost control initiatives and a decline in volume related expenses. As a percentage of net sales, operating expenses increased from 32.1% to 36.0%, primarily as a result of the distribution of fixed expenses over a smaller revenue base.

INCOME FROM OPERATIONS decreased by $24.5 million to $45.6 million during the first nine months of fiscal 2002 from $70.1 million in the first nine months of fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased gross profit margins described above.

INTEREST INCOME (EXPENSE), NET. Net interest income was $0.7 million in the first nine months of fiscal 2002 compared to net interest expense of $3.1 million in the first nine months of fiscal 2001. The change from net interest expense to net interest income reflects the Company's repayment of almost all of its outstanding debt during fiscal 2001. As a result, the Company now has net interest income in the first nine months of fiscal 2002, resulting from invested cash.

PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS in the third quarter of fiscal 2001 of $10.3 million relates to the write-down of the Company's Internet investments in fiscal 2001.

PROVISION FOR INCOME TAXES: The effective tax rate was approximately 39.5% and 46.6% for the first nine months of fiscal 2002 and fiscal 2001, respectively. The decrease in the effective tax rate is a direct result of limited tax benefits from the Internet investment write-downs. Excluding the effect of this write-down, the effective tax rate would have been approximately 40.0% for the first nine months of fiscal 2001.

NET INCOME: Net income decreased by $2.3 million, or 7.6%, to $28.0 million in the first nine months of fiscal 2002 from $30.3 million in the first nine months of fiscal 2001. Without taking into account the investment write-down, net income would have decreased by $12.3 million or 30.5%, to $28.0 million from $40.3 million. This decrease was primarily the result of decrease in income from operations explained above, offset in part by the increase in net interest income.

CRITICAL ACCOUNTING POLICIES

A discussion of the critical accounting policies related to accounting estimates is contained in the Company's fiscal 2001 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for the next 12 months.

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.75% at June 1, 2002) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of June 1, 2002 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

Net cash provided by operating activities for the 39 week periods ended June 1, 2002 and May 26, 2001 was $64.4 million and $63.5 million, respectively. The increase of approximately $0.9 million is primarily attributable to improved net working capital requirements, offset by lower net income excluding the effects of non-cash Internet investment write-downs in the third quarter of fiscal 2001.

Net cash used in investing activities for the 39 week periods ended June 1, 2002 and May 26, 2001 was $5.1 million and $18.1 million, respectively. The net usage of cash in the first nine months of fiscal 2002 was primarily attributable to expenditures for property, plant and equipment. The net usage of cash in investing activities in the first nine months of fiscal 2001 was primarily attributable to expenditures for property, plant and equipment and cash paid for investments in Internet technology companies.

Net cash provided by financing activities for the 39 week period ended June 1, 2002 was $14.1 million and net cash used in financing activities for the 39 week period ended May 26, 2001 was $18.8 million. Net cash provided by financing activities for the 39 weeks of fiscal 2002 was primarily attributable to proceeds from the exercise of common stock options. The net cash used in financing activities for the 39 weeks of fiscal 2001 was primarily attributable to repayments of notes payable, offset by proceeds received from the exercise of common stock options.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

During fiscal 2001, the Board of Directors of the Company approved a stock repurchase plan (the "Plan") that would allow for the repurchase of up to 5 million shares of the Company's Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. Since the end of the third quarter of fiscal 2002 and through the date of this filing, the Company has repurchased 1 million shares in the open market at a total cost of approximately $19.0 million. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the company maximum borrowings of $110.0 million under a revolving credit agreement. At June 1, 2002, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.75% at June 1, 2002), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

PART II. OTHER INFORMATION


ITEM 5.  OTHER EVENTS

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

As previously reported in the Company's Current Report on Form 8-K, filed May 16, 2002, which is incorporated herein by reference, Arthur Andersen LLP have been dismissed as the Company's independent accountants and Ernst & Young LLP have been engaged as the Company's independent accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits: None.


         Reports on Form 8-K:

         1) Current Report on Form 8-K, filed on May 16, 2002;

         2) Current Report on Form 8-K/A, filed on May 22, 2002; and

         3) Current Report on Form 8-K/A, filed on May 28, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MSC INDUSTRIAL DIRECT CO., INC.
                                                           (Registrant)


Dated:   July 11, 2002               By:   /s/ Mitchell Jacobson
      --------------------------        ----------------------------------------
                                           President and Chief Executive Officer



Dated:   July 11, 2002               By:   /s/ Charles Boehlke
      --------------------------        ----------------------------------------
                                           Senior Vice President and
                                           Chief Financial Officer