Form 10-K
period 2002-08-31
MSC INDUSTRIAL DIRECT CO INC
filed 2002-11-26
CIK 1003078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002
                          ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to
        ----------

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

                                  Yes[X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 22, 2002, 34,282,545 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was approximately $555,034,404.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for its 2003 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 31, 2002

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page
                                                                            ----

ITEM 1.     BUSINESS...........................................................1

ITEM 2.     PROPERTIES.........................................................9

ITEM 3.     LEGAL PROCEEDINGS.................................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS...................................10

ITEM 6.     SELECTED FINANCIAL DATA...........................................12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND  RESULTS OF OPERATIONS....................14

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.................................................23

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................24

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE............................46

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................47

ITEM 11.    EXECUTIVE COMPENSATION............................................47

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT............................................47

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................47

ITEM 14.    CONTROLS AND PROCEDURES...........................................47

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K...........................................48

                                     PART I.

Item 1. BUSINESS.

         This Annual Report on Form 10-K (including Item 1("Business") and Item 7("Management's Discussion and Analysis of Financial Condition and Results of Operations")) contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, the risks of war, terrorism, and similar hostilities, general economic conditions in the markets in which the Company operates and availability of acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

GENERAL

         MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, "MSC" or the "Company" or "we") is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer approximately 500,000 stock-keeping units ("SKUs") through our 4,475 page master catalog, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and service our customers from approximately 90 branch offices and four distribution centers. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

         o We consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management.

         Our customers include a wide range of purchasers of industrial supply products, from one-person machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and had an average order size of approximately $220 in fiscal 2002. We have in excess of 329,000 combined active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC's various publications and place their orders by telephone, facsimile, the Internet or direct computer link.

         We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC's distribution centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC's distribution centers allow for next day ground delivery via low cost ground carriers in 36 states. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to eventually establish additional distribution centers, supported by local branch offices, to expand our geographic coverage of next day ground delivery throughout the continental United States.

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

         We believe that the administrative costs associated with placing a purchase order can be in excess of $100 per order (based on industry estimates). Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide adequate selection, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, such as those offered by premier companies such as MSC.

         Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, we have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

         We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing and shipping costs, inventory investment and carrying costs, internal distribution costs and administrative inefficiencies are reduced. We try to achieve this through:

         o    consolidation of multiple sources of supply into fewer suppliers;

         o consolidation of multiple purchase orders into a single purchase order;

         o    consolidation of multiple invoices into a single invoice;

         o    significant reduction in tracking of invoices;

         o    significant reduction in stocking decisions;

         o    reduction of purchases for inventory;

         o reduction of paper orders and invoices through our electronic ordering system; and

         o    e-commerce capabilities.

BUSINESS STRATEGY

         Our business strategy is to provide our customers with a low cost means for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

         o    a broad selection of in-stock products;

         o    offering both name brand and generic products;

         o    prompt response and same-day shipping;

         o    superior, value-added customer service;

         o    competitive pricing;

         o    targeted direct mail marketing; and

         o    a commitment to technological innovation.

         BROAD SELECTION OF PRODUCTS. We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale approximately 500,000 products, most of which generally are in stock and available for immediate shipment, we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

         SAME-DAY SHIPPING. Our guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee more than 99.9% of the time. Our experience has been that areas accessible by next day ground delivery will generate significantly greater sales than areas where next day ground delivery is not available. The strategic locations of our distribution centers allow next day ground delivery via low cost ground carriers in 36 states.

         In April of 2002, we established contingency plans for routing our supply shipments from Pacific Rim countries to the East Coast of the United States, rather than the West Coast, in order to avoid possible delivery delays of items imported from these countries. To supplement these measures, delivery lead times have been modified and are periodically reviewed by our Product and Logistics teams to coordinate our supply chain and lead times.

         SUPERIOR CUSTOMER SERVICE. Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, our in-bound telemarketing representatives implement the "one call does it all" philosophy. Telemarketing representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

         TARGETED DIRECT MAIL MARKETING STRATEGY. Our primary tool for marketing and product reference is the annual master catalog containing 4,475 pages and approximately 500,000 items. In fiscal 2002, our master catalog was supplemented by approximately 98 specialty and promotional catalogs, brochures and newspapers, covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 1.3 million companies with 1.7 million individual contacts, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publications mailings increased from 28.8 million in fiscal 2000 to approximately 36.0 million in fiscal 2002. We intend to continue to improve productivity in our direct marketing efforts to take advantage of the additional products offered and our expanded distribution capabilities.

         COMMITMENT TO TECHNOLOGICAL INNOVATION. We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the approximately 500,000 SKUs and enables the customer and the telemarketing representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. Our Customer Direct Access Plus System allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. Since July 2000, MSC has supported MSCDirect.com, a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCDirect.com site offers a broad array of products, services, work flow management tools and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions.

GROWTH STRATEGY

         Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing and new customers by:

         o increasing the size and diversity of our customer base by expanding next day ground delivery into new markets, increasing the circulation of the master catalog and expanding our targeted mail campaign;

         o    increasing the number of product lines and SKUs offered;

         o continually developing and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC; and

         o increasing the size and improving the productivity of our direct sales force.

         INCREASING THE SIZE AND DIVERSITY OF OUR CUSTOMER BASE. One of our growth strategies is to increase the size and diversity of our customer base. Our experience has been that sales in areas accessible by next day ground delivery are significantly greater than in areas with second day delivery. Long-term, our goal is to eventually open additional distribution centers, supported locally by branch offices, which will expand our geographic coverage of next day ground delivery throughout the United States. In November 1999, our distribution facility located near Reno, Nevada became fully operational and has enhanced our ability to service the Western United States. In addition, we have accumulated a buyer database of approximately 1.3 million companies with 1.7 million individual contacts. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalog. We supplement our master catalog with direct mailings of specialty and promotional publications to further increase customer response and product purchases.

         INCREASING THE NUMBER OF PRODUCT LINES AND SKUs. We believe that continuing to increase the breadth of our product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchases of our customers and to attract new customers. In fiscal 2002, we added approximately 40,000 SKUs and currently have approximately 500,000 SKUs in total. We generally add SKUs in response to the feedback we receive from our existing customers.

         E-COMMERCE CAPABILITIES. In July 2000, we launched MSCDirect.com, a proprietary business-to-business horizontal marketplace serving the industrial market. MSCDirect.com offers its customers full access to our catalog, which offers approximately 500,000 SKUs, and all online orders are backed by our same-day shipping guarantee. MSCDirect.com utilizes the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers needs first. It is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. We believe MSCDirect.com is a key component of our strategy to reduce customers' MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our back-end systems. Most orders move directly from the customers' desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate our site and solicit customer feedback, making on-going improvements targeted at allowing MSCDirect.com to remain one of the premier sites in its marketplace. Our MSCDirect.com marketing campaign continued in fiscal year 2002 to raise awareness and drive volume to the website. MSCDirect.com generated revenue of more than $60 million in fiscal year 2002, a 70% increase over the prior year.

         E-commerce portals sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these portals including, among others, Ariba, Commerce-One, Oracle and I-Procure. We continue to evaluate and expand our capabilities in these areas, when they can provide value for our customers.

         INCREASING THE SIZE AND IMPROVING THE PRODUCTIVITY OF OUR DIRECT SALES FORCE. We believe that increasing our direct sales force and improving their productivity will provide value-added services to more of our customers which we anticipate will increase our sales per customer.

PRODUCTS

         We currently offer approximately 500,000 SKUs, representing a broad range of metal working and MRO product lines that include: cutting tools; measuring instruments; tooling components; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools, safety, janitorial, plumbing, material handling, power transmission, electrical supplies as well as other categories. We attribute a portion of our sales growth to the total number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new products to our existing product categories. Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a "good-better-best" product selection alternative. This alternative provides similar product offerings with varying degrees of name recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

         Our telemarketing representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers' industrial supply costs.

         We purchase substantially all of our products directly from approximately 2,600 suppliers. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2002. Generic products are manufactured by third parties to our specifications.

DISTRIBUTION CENTERS

         A significant number of our products are carried in stock, and approximately 85% of sales are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize four distribution centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada.

SALES AND MARKETING

         Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops to Fortune 500 companies. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $220 in fiscal 2002. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable goods manufacturing (which accounted for 75% of the Company's revenue in fiscal 2002), education, government and health care. We also have a national account program designed to address the needs of Fortune 500 customers.

         One of our subsidiaries also offers wholesalers and other distributors the ability to create their own customized mail order catalog by offering to MSC customers turnkey marketing programs, including promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer's program. Another division of MSC offers a line of lower priced products to the budget-oriented customer.

         We have in excess of 329,000 combined active customers (companies which have purchased at least once during the past 12 months). Typically, a customer's industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this directed marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile, internet or direct computer link.

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

         We rely on approximately 580 in-bound telemarketing representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These telemarketing representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our "one call does it all" philosophy is predicated on the ability of the telemarketing representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the telemarketing representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

         MSC's telemarketing representatives at our call centers undergo an intensive two-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the telemarketing representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Telemarketing representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

         We also employ a direct sales force of approximately 450 sales representatives. These sales representatives are responsible for increasing sales per customer and servicing existing customers.

BRANCH OFFICES

         We currently operate approximately 90 branch offices located in 36 states. These branch offices are staffed with highly trained associates and have access to the same information systems as the telemarketing representatives mentioned above. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are critical to the success of our business strategy.

PUBLICATIONS

         Our primary reference tool is our annual 4,475 page master catalog, which is supported by specialty and promotional catalogs, brochures and newspapers. We use specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. We distribute specialty and promotional catalogs, brochures and newspapers based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost due to increased response rates and more efficient use of advertising space.

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

         As reflected in the following table, the number of publication titles has remained approximately 100 in the last three fiscal years. The number of pieces mailed has increased from approximately 28.8 million in fiscal 2000 to approximately 36.0 million in fiscal 2002.

                                                Fiscal Year Ended
                                    August 26,     September 1,     August 31,
                                    ------------------------------------------
                                       2000            2001            2002
                                    (52 weeks)      (53 weeks)      (52 weeks)
                                     --------        --------        --------
Number of publication titles           100              105              98
Number of publications mailed       28,800,000      37,700,000       36,000,000

CUSTOMER SERVICE

         One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our four operating distribution centers. Calls are received by telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of in-stock products if the order is received prior to regional cut-off times and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. Back order levels are, and historically have been, immaterial.

INFORMATION SYSTEMS

         Our proprietary information systems allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These proprietary information systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our proprietary information systems are also a key component of our e-commerce capabilities. See "E-commerce capabilities" above.

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

         In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, we have also developed a proprietary MRO management system, the Customer Direct Access Plus System or "CDA." CDA is designed to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to our computers for automatic product selection, customization of purchasing parameters, a variety of report generation and product tracking capabilities, and cross-referencing capability to a customer's own product stock numbers. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. In addition, we have developed a Windows(R)-based CD-ROM electronic catalog package and we provide product information and ordering capabilities on the Internet.

         We run our systems on an AS400 platform and utilize disaster recovery techniques and procedures, which we believe are adequate to fulfill our needs and are consistent with this type of equipment. We believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

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

ASSOCIATES

         As of October 16, 2002, we employed approximately 2,940 associates, including approximately 2,830 full-time and approximately 110 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

RESTATEMENT

         The accompanying financial statements have been restated to adjust for the effects of incorrect accounting for inventory purchases, reserves, and to adjust for accruals between periods primarily related to estimates for bonuses. Accordingly, the previously reported consolidated financial statements for the first three quarters of fiscal 2002 and for the fiscal years 2001, 2000, 1999 and 1998 have been restated. See Item 6: Selected Financial Data, Note 12 to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 2.       PROPERTIES.

         We have distribution centers in the following locations:

                                                Approx.          Operational
                Location                        Sq. Ft.              Date
         --------------------                   -------        ---------------
         Atlanta, Georgia (1)                   378,000        October 1990
         Elkhart, Indiana (2)                   392,000        March 1996
         Harrisburg, Pennsylvania (2)           637,000        January 1997
         Reno, Nevada (2)                       307,000        November 1999

(1)  The related party lease for this facility expires on July 31, 2010.
(2)  This facility is owned by MSC.

We maintain approximately 90 branch offices located in 36 states, ranging in size from 670 to 20,500 square feet. The leases for these branch offices will expire at various periods between October 2002 and July 2012. The aggregate annual lease payments on these properties in fiscal 2002 was approximately $5,055,000.

We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York.

We believe that our facilities will be adequate for our current needs and that for the foreseeable future, suitable additional space will be available as needed.

Item 3. LEGAL PROCEEDINGS.

         On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, seeks unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleges that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in these matters were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation, (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on Nov. 6, 2002, and such lead plaintiff is scheduled to file a consolidated amended complaint on December 6, 2002. Any other actions now pending or later filed in the Eastern District of New York which arise out of or are related to the same facts as alleged in the above-identified cases shall also be consolidated. The Company intends to defend this action vigorously. See Note 13 of the Notes to the Consolidated Financial Statements.

         There are no other material legal proceedings pending against MSC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MSC's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." MSC's Class B Common Stock is not traded over any public market.

         The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the period from August 26, 2000 to August 31, 2002.

                                                           Price of Class A
Fiscal Year Ended August 31, 2002                            Common Stock
---------------------------------                      -------------------------
                                                           High           Low
                                                       ------------   ----------
First Quarter........................................     $19.07        $14.50
Second Quarter.......................................      21.55         18.23
Third Quarter........................................      23.90         17.80
Fourth Quarter.......................................      20.00         10.51


Fiscal Year Ended September 1, 2001
-----------------------------------
First Quarter........................................     $17.50        $12.13
Second Quarter.......................................      18.75         15.00

Third Quarter........................................      17.80         14.36
Fourth Quarter.......................................      18.99         15.20


         On November 22, 2002, the last reported sales price for MSC's Class A Common Stock on the NYSE was $16.19 per share.

         The approximate number of holders of record of MSC's Class A Common Stock as of November 22, 2002 was 660. The number of holders of record of MSC's Class B Common Stock as of November 22, 2002 was 11.

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

EQUITY COMPENSATION PLAN INFORMATION

         Information for our equity compensation plans in effect as of August 31, 2002 is as follows (amounts in thousands, except per share amounts)

====================================================================================================================
                         (a)                     (b)                     (c)
====================================================================================================================
                         Number of securities
                         to be issued upon       Weighted-average        Number of securities remaining available
Plan category            exercise of             exercise price of       for future issuance under equity
                         outstanding options,    outstanding options,    compensation plans (excluding securities
                         warrants and rights     warrants and rights     reflected in column (a))
====================================================================================================================
Equity compensation
plans approved by                 7,347,000               $14.00                  4,390,000
security holders
====================================================================================================================
Equity compensation
plans not approved by             -                       -                       -
security holders
====================================================================================================================
Total                             7,347,000               $14.00                  4,390,000
====================================================================================================================

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 26, 2000, September 1, 2001, and August 31, 2002 and the selected consolidated balance sheet data as of September 1, 2001 and August 31, 2002 are derived from MSC's audited consolidated financial statements which are included elsewhere herein which in the case of fiscal years 2000 and 2001 have been restated. See
Note 12 to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated income statement data for the fiscal years ended August 29, 1998 and August 28, 1999 and the selected consolidated balance sheet data as of August 29, 1998 and August 28, 1999 are derived from MSC's unaudited consolidated financial statements not included herein and which in the case of fiscal years 1998 and 1999 have been restated based on the Company's best estimates of the effect on fiscal years 1998 and 1999 of certain adjustments arising in connection with the unaudited restatement of fiscal 1999 and the re-audit and restatement of fiscal 2000 and subsequent years. In May 2002, the Company dismissed Arthur Andersen LLP and retained Ernst & Young LLP as the Company's independent public accountants. As a result of the Company's restatement of consolidated financial statements for fiscal years 1999, 2000 and 2001, Arthur Andersen has stated that its previously issued audit reports with respect to those periods should not be relied upon. In addition, the Company's Forms 10-Q previously filed during such fiscal years should not be relied upon. See Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." See also Note 12 to the Company's consolidated financial statements. All information presented herein reflects the restatement.

                                                                              Fiscal Year Ended
                                                -------------------------------------------------------------------------------
                                                  August 29,     August 28,      August 26,    September 1,      August 31,
                                                     1998           1999            2000           2001             2002
                                                  (52 weeks)     (52 weeks)      (52 weeks)     (53 weeks)       (52 weeks)
                                                (As restated)   (As restated)  (As restated)   (As restated)
                                                 (Unaudited)     (Unaudited)
                                                --------------- -------------- --------------- -------------- -----------------
                                                                     (In thousands, except per share data)
CONSOLIDATED INCOME STATEMENT DATA:
   Net sales                                       $614,501        $683,420       $831,294        $869,231         $793,976
   Gross profit                                     269,463         288,936        333,692         375,140          346,160
   Operating expenses                               190,657         211,875        251,665         288,744          286,185
   Income from operations                            78,806          77,061         82,027          86,396           59,975
   Income taxes                                      31,943          30,037         30,680          32,834           23,773
   Net income                                        48,927          46,003         46,166          39,905           36,415
   Net income per common share:
       Basic                                            .72             .69            .69             .59              .53
       Diluted                                          .71             .67            .68             .57              .51
   Weighted average common shares outstanding:
       Basic                                         67,756          67,056         67,215          68,198           68,918
       Diluted                                       68,964          68,317         68,203          69,449           70,783

SELECTED OPERATING DATA:(1)
   Active customers(2)                                  178             254            292             315               329
   Number of SKUs                                       372             407            450             500               500
   Orders entered                                     3,222           3,429          3,703           3,985             3,721
   Number of publication titles (not in thousands)       80              90            100             105                98
   Number of publications mailed                     15,900          22,800         28,800          37,700            36,000

   CONSOLIDATED BALANCE SHEET DATA (AT
     PERIOD END):
   Working capital                                 $187,465        $248,070       $290,829        $281,673         $299,260
   Total assets                                     401,702         514,384        576,609         553,317          562,948
   Short-term debt                                      800             306            244             214              213
   Long-term debt, net of current portion             2,430          69,468         68,398           1,517            1,308
   Shareholders' equity                             325,494         356,492        415,805         466,143          474,679


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2) Effective August 28, 1999 includes active customers of Enco Manufacturing Co, Inc. a wholly owned subsidiary of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT

         The accompanying financial statements have been restated to adjust for the effects of incorrect accounting for inventory purchases, reserves, and to adjust for accruals between periods primarily related to estimates for bonuses. Accordingly, the previously reported consolidated financial statements for the first three quarters of fiscal 2002 and for the fiscal years 2001, 2000, 1999 and 1998 have been restated (the "Restatement"). The annual impact of the Restatement applies to prior periods as follows:

         For the first three quarters of fiscal 2002, gross profit decreased to $258.1 million from $258.7 million, operating expenses increased to $213.4 million from $213.1 million, net income decreased to $27.5 million from $28.0 million and diluted net income per share decreased to $.39 per share from $.40 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 2001, gross profit increased to $375.1 million from $372.8 million, operating expenses increased to $288.7 million from $285.3 million, net income decreased to $39.9 million from $40.5 million and diluted net income per share decreased to $.57 per share from $.58 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 2000, gross profit decreased to $333.7 million from $344.8 million, operating expenses increased to $251.7 million from $251.5 million, net income decreased to $46.2 million from $52.9 million and diluted net income per share decreased to $.68 per share from $.78 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 1999, gross profit decreased to $288.9 million from $293.6 million, net income decreased to $46.0 million from $48.9 million and diluted net income per share decreased to $.67 per share from $.72 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 1998, operating expenses decreased to $190.7 million from $193.4 million, net income increased to $48.9 million from $47.3 million and diluted net income per share increased to $.71 per share from $.69 per share, each as compared to the amounts previously reported by the Company.

         As a result of revisions to years prior to our fiscal 1998 financial statements, the Company has increased its retained earnings and shareholders' equity as of the beginning of fiscal 1998 by approximately $2.1 million.

         We have restated the results for fiscal years 1998 and 1999, on an unaudited basis, for comparative purposes only. See "Item 6: Selected Financial Data".

                                   FISCAL 2002

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
 Consolidated Income
   Statement Data     Quarter ended June 1, 2002        Quarter ended March 2, 2002        Quarter ended December 1, 2001
--------------------------------------------------------------------------------------------------------------------------
                      (As Restated) (As Reported)       (As Restated) (As Reported)          (As Restated) (As Reported)
--------------------------------------------------------------------------------------------------------------------------
Net Sales               $208,592       $208,592            $194,791      $194,791              $188,852       $188,852
--------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold       117,888        117,731             109,674       109,461               106,584        106,373
--------------------------------------------------------------------------------------------------------------------------
Gross Profit             90,704          90,861              85,117        85,330                82,268         82,479
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses       72,713          72,589              71,387        71,264                69,340         69,217
--------------------------------------------------------------------------------------------------------------------------
Income from
Operations               17,991          18,272              13,730        14,066                12,928         13,262
--------------------------------------------------------------------------------------------------------------------------
Other Income               280              277                 281           281                   182            182
--------------------------------------------------------------------------------------------------------------------------
Income before
Provision for
Income Taxes             18,271          18,549              14,011        14,347                13,110         13,444
--------------------------------------------------------------------------------------------------------------------------
Provision for
Income Taxes              7,217           7,326               5,534         5,667                 5,178          5,310
--------------------------------------------------------------------------------------------------------------------------
Net Income               11,054          11,223               8,477         8,680                 7,932          8,134
--------------------------------------------------------------------------------------------------------------------------
Basic EPS                  .16              .16                 .12           .13                   .12            .12
--------------------------------------------------------------------------------------------------------------------------
Diluted EPS                .15              .16                 .12           .12                   .11            .12
--------------------------------------------------------------------------------------------------------------------------


                                   FISCAL 2001

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
Consolidated Income      Quarter ended                Quarter ended               Quarter ended              Quarter ended
Statement Data         September 1, 2001              May 26, 2001              February 24, 2001          November 25, 2000
----------------------------------------------------------------------------------------------------------------------------------
                   (As Restated) (As Reported) (As Restated) (As Reported) (As Restated) (As Reported) (As Restated) (As Reported)
----------------------------------------------------------------------------------------------------------------------------------
Net Sales            $207,923       $207,923      $216,335      $216,335      $223,089      $223,089      $221,884      $221,884
-----------------------------------------------------------------------------------------------------------------------------------
Cost of Goods
Sold                  117,221        117,733       122,204       122,786       126,825       127,315       127,841       128,598
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit           90,702         90,190        94,131        93,549        96,264        95,774        94,043        93,286
-----------------------------------------------------------------------------------------------------------------------------------
Operating
Expenses               73,680         72,828        73,010        72,158        71,646        70,794        70,408        69,556
-----------------------------------------------------------------------------------------------------------------------------------
Income from
Operations             17,022         17,362        21,121        21,391        24,618        24,980        23,635        23,730
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense            (345)          (345)      (11,026)      (11,026)       (1,064)       (1,064)       (1,222)       (1,222)
-----------------------------------------------------------------------------------------------------------------------------------
Income before
Provision for
Income Taxes           16,677         17,017        10,095        10,365        23,554        23,916        22,413        22,508
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Income Taxes            6,672          6,807         7,775         7,883         9,422         9,567         8,965         9,003
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             10,005         10,210         2,320         2,482        14,132        14,349        13,448        13,505
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS                 .15            .15           .03           .04           .21           .21           .20           .20
-----------------------------------------------------------------------------------------------------------------------------------
Diluted EPS               .14            .15           .03           .04           .20           .21           .20           .20
-----------------------------------------------------------------------------------------------------------------------------------



         The effects of these adjustments on the accompanying consolidated financial statements are presented in Note 12 to the Consolidated Financial Statements.

GENERAL

         Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing and new customers by:

         o increasing the size and diversity of our customer base by expanding next day ground delivery into new markets, increasing the circulation of the master catalog and expanding our targeted mail campaign;

         o    increasing the number of product lines and SKUs offered;

         o continually developing and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC; and

         o increasing the size and improving the productivity of our direct sales force.

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

RESULTS OF OPERATIONS

         The following table summarizes MSC's historical consolidated results of operations as a percentage of net sales for the three most recent fiscal years. The discussion below of the Company's Results of Operations also gives effect to the Restatement. See Note 12 to the Consolidated Financial Statements.

                                                     Fiscal Year Ended
                                                     -----------------
                                                      August 26, 2000     September 1, 2001*      August 31, 2002
                                                      ---------------     ------------------      ---------------
                                                       (As Restated)         (As Restated)
                                                       -------------         -------------
Net sales (dollars in thousands)..........                $831,294              $869,231             $793,976
                                                          ========              ========             ========
Net sales.................................                  100.0%              100.0%                 100.0%
Gross profit..............................                   40.1                43.2                   43.6
Operating expenses........................                   30.3                33.2                   36.0
Income from operations....................                    9.9                 9.9                   7.6
Net income................................                    5.6                 4.6                   4.6
* 53 weeks

FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO FISCAL YEAR ENDED
SEPTEMBER 1, 2001

         NET SALES decreased by $75.2 million, or 8.7%, to $794.0 million during fiscal 2002 from $869.2 million in fiscal 2001. This decrease was primarily attributable to a decline in sales to existing customers who were negatively affected by weakness in the industrial sector, the events of September 11th and the inclusion of an extra week in fiscal 2001, (the Company's fiscal years contain either 52 or 53 weeks). Average daily sales declined slightly in fiscal 2002 as compared to fiscal 2001.

         GROSS PROFIT decreased by $28.9 million, or 7.7%, to $346.2 million during fiscal 2002 from $375.1 million in fiscal 2001. The dollar decrease in gross profit was due to the aforementioned net sales reduction. As a percentage of net sales, gross profit increased from 43.2% to 43.6%, primarily as a result of a favorable change in selling price product mix and the success of the Company's efforts to increase gross profit margins with new and existing customers.

         OPERATING EXPENSES decreased by $2.5 million, or 0.9%, to $286.2 million during fiscal 2002 from $288.7 million in fiscal 2001. The decrease in operating expenses in dollars was a result of decreased amortization of goodwill expense, cost reduction programs initiated in fiscal 2002 and a decline in volume related variable expenses. These expenses were partially offset by the increase in payroll and benefit related costs as compared to fiscal 2001. In addition fiscal 2001 had contained 53 weeks of operating expenses, as discussed above. As a percentage of net sales, operating expenses increased from 33.2% to 36.0%, primarily the result of the distribution of fixed expenses over a relatively lower net sales base. Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142. In accordance with this standard, amortization expense on goodwill in the amount of approximately $1.8 million was not required to be recorded and is not included in operating expenses in fiscal 2002 as compared to the amount recorded in fiscal 2001.

         INCOME FROM OPERATIONS decreased by $26.4 million, or 30.6%, to $60.0 million during fiscal 2002 from $86.4 million in fiscal 2001. The decrease was primarily attributable to the decrease in net sales described above, although results were favorably impacted by the increased gross profit margins described above.

         INTEREST INCOME (EXPENSE), NET. Net interest income was $1.0 million in fiscal 2002 compared to net interest expense of $3.5 million in fiscal 2001. The change from net interest expense to net interest income reflects the Company's repayment of almost all of its outstanding debt during fiscal 2001. As a result, the Company now has net interest income in fiscal 2002, resulting from invested cash and cash equivalents.

         PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS. In fiscal years 2002 and 2001, the Company recorded an impairment charge of $0.7 million and $10.3 million, respectively, related to the impairment of the Company's minority investments in several online MRO businesses. There is no remaining net carrying value of these investments as of August 31, 2002.

         PROVISION FOR INCOME TAXES. The effective tax rate was approximately 39.5% and 45.1% for fiscal 2002 and fiscal 2001, respectively. The decrease in the effective tax rate is a direct result of limited tax benefits from the Internet investment impairment charge recorded in fiscal 2001. Excluding the effect of this impairment charge, the effective tax rate is approximately 39.5% and 40.0% for fiscal 2002 and fiscal 2001, respectively.

         NET INCOME. Net income decreased by $3.5 million, or 8.8%, to $36.4 million in fiscal 2002 from $39.9 million in fiscal 2001. Diluted earning per share were $.51 and $.57 for fiscal 2002 and fiscal 2001, respectively. Without taking into account the impairment charge recorded on the Company's minority investment in several online MRO businesses net income would have been $36.8 million or $.52 per diluted share in fiscal 2002 as compared to $49.8 million or $.72 per diluted share in fiscal 2001. The factors which affected net income and diluted earnings per share have been discussed above.

FISCAL YEAR ENDED SEPTEMBER 1, 2001 COMPARED TO FISCAL YEAR ENDED
  AUGUST 26, 2000

         NET SALES increased by $37.9 million, or 4.6%, to $869.2 million during fiscal 2001 from $831.3 million in fiscal 2000. This increase was primarily attributable to an increase in the number of combined active customers (increased approximately 4.4% in fiscal 2001, as compared to fiscal 2000) and the inclusion of an extra week in fiscal 2001, (the Company's fiscal years contain either 52 or 53 weeks). The increase in sales to new and certain existing customers offset the fiscal 2001 sales decrease from certain other existing customers, which resulted from the progressively slowing industrial sector.

         GROSS PROFIT increased by $41.4 million, or 12.4%, to $375.1 million during fiscal 2001 from $333.7 million in fiscal 2000. The dollar increase in gross profit was due to the aforementioned increase in net sales. As a percentage of net sales, gross profit increased from 40.1% to 43.2%. The increase in gross profit as a percentage of net sales resulted from a favorable change of product mix and the success of the Company's efforts to increase margins with new and existing customers.

         OPERATING EXPENSES increased by $37.0 million, or 14.7%, to $288.7 million during fiscal 2001 from $251.7 million in fiscal 2000. As a percentage of net sales, operating expenses increased from 30.3% to 33.2%. The increases in operating expenses in dollars and as a percentage of net sales were primarily attributable to the costs associated with a significant increase in the Company's sales force, increased advertising costs, higher depreciation expense and the inclusion of an extra week in fiscal 2001.

         INCOME FROM OPERATIONS increased by $4.4 million, or 5.4%, to $86.4 million during fiscal 2001 from $82.0 million in fiscal 2000. The increase was primarily attributable to an increase in gross profit margin, offset in part by an increase in operating expenses.

         INTEREST EXPENSE decreased by $1.3 million to $3.9 million in fiscal 2001 from $5.2 million in fiscal 2000. The decrease was primarily attributable to lower long-term notes payable borrowings, resulting from increased cash flows from operations, which was used to pay down debt.

         PROVISION FOR IMPAIRMENT IN CARRYING VALUE OF INVESTMENTS of approximately $10.3 million relates to the impairment charge recorded on the Company's unconsolidated minority investments in several online MRO businesses. The remaining net book value of these investments as of September 1, 2001 is approximately $0.7 million.

         PROVISION FOR INCOME TAXES. The effective tax rate was approximately 45.1% and 40.0% for fiscal 2001 and fiscal 2000, respectively. The increase in the effective tax rate is a direct result of limited tax benefits available from the impairment charge recorded on the Company's Internet investments, as discussed above. Accordingly, the Company's effective tax rate is significantly higher than in prior periods. Excluding the effect of this impairment charge, the effective tax rate is approximately 40.0% for both periods.

         NET INCOME decreased by $6.3 million, or 13.6%, to $39.9 million in fiscal 2001 from $46.2 million in fiscal 2000. This decrease is primarily the result of the impairment charge recorded on the Company's Internet investments, partially offset by an increase in income from operations explained above. Without taking into account the impairment charge recorded on investments described above, net income would have increased by approximately $3.6 million, or 7.8%, to $49.8 million.

         QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters. See Note 12 to the Consolidated Financial Statements.

                                                                             Year Ended August 31, 2002 (as restated
                                Year Ended September 1, 2001(as restated)*        for the first three quarters)
                                ------------------------------------------   ---------------------------------------
                                 First      Second     Third      Fourth     First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter   Quarter
                                 -------    -------    -------    -------    -------    -------    -------   -------
                                                               (Dollars in thousands)
                                                                     (Unaudited)
CONSOLIDATED INCOME STATEMENT
DATA:
    Net sales..............     $221,884   $223,089   $216,335   $207,923   $188,852   $194,791   $208,592   $201,741
    Gross profit...........       94,043     96,264    94,131      90,702     82,268     85,117     90,704     88,071
    Income from operations.       23,635     24,618    21,121      17,022     12,928     13,730     17,991     15,326
    Net income.............       13,448     14,132    2,320 (a)   10,005      7,932      8,477     11,054      8,952
    Net income per share:
       Basic...............        .20        .21      .03 (a)       .15       .12        .12        .16       .13
       Diluted.............        .20        .20      .03 (a)       .14       .11        .12        .15       .13

(a) During fiscal 2001, the Company determined that its ability to ultimately recover the value of its investments in four privately held Internet startup companies was significantly impaired. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, either the entire cost of the investment or a significant portion thereof was charged against earnings during the third quarter of fiscal 2001.

* 53 weeks


         We have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. We anticipate cash flows from operations, available cash resources and available lines of credit will be adequate to support our operations for the next 12 months.

         Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.75% at August 31, 2002) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of August 31, 2002 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

         Net cash provided by operating activities for the fiscal years ended August 31, 2002 and September 1, 2001 were $84.9 million and $90.9 million respectively. The decrease of approximately $6.0 million in net cash provided from operations resulted from lower net income, net of non-cash impairment charges, offset in part by improved net working capital requirements (primarily a reduction in accounts payable and accrued expenses).

          Net cash used in investing activities for the fiscal years ended August 31, 2002 and September 1, 2001 were $7.8 million and $22.0 million, respectively. The net usage of cash in fiscal 2002 and fiscal 2001 were primarily attributable to expenditures for property, plant and equipment.

         Net cash used in financing activities for the fiscal years ended August 31, 2002 and September 1, 2001 were $29.5 million and $59.6 million, respectively. The net cash used in financing activities for fiscal 2002 was attributable to the purchase of treasury stock, partially offset by the proceeds from the exercise of common stock options. The net cash used in financing activities for fiscal 2001 was primarily attributable to repayments of notes payable, partially offset by the proceeds from the exercise of common stock options.

         During fiscal 2001, the Board of Directors of the Company approved a stock repurchase plan (the "Plan") that would allow for the repurchase of up to 5 million shares of the Company's Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. No shares were repurchased during the first nine months of fiscal 2002. In the fourth quarter of fiscal 2002, the Company has repurchased approximately 3.1 million shares in the open market at a total cost of approximately $44.1 million pursuant to the Plan. On September 26, 2002, the Board of Directors approved the repurchase of an additional 3.1 million shares, in order for the Plan to again permit the future repurchase of up to 5 million shares of Class A common stock on the open market. In fiscal 2003, through November 15, 2002, the Company has repurchased a total of 0.3 million shares in the open market at a total cost of approximately $3.0 million. The Company currently anticipates that it may make further repurchases based upon market conditions.

Related Party Transactions

         The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for fiscal 2002, 2001 and 2000 of approximately $1.7 million, $1.7 million and $1.4 million, respectively. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value. See Note 11 to the Consolidated Financial Statements and "Contractual Obligations" below for discussion of related-party transactions with the various real estate entities.

Contractual Obligations

         Certain of the operations of the Company are conducted on leased premises, some of which are leased from Affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2012. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2003. At August 31, 2002, approximate minimum annual rentals on such leases are as follows (in thousands):

                                 Total (Including           Related Party
             Fiscal Year          Related Party              Commitments
                                   Commitments)
             -----------          -------------              -----------

             2003                          5,880                    1,620
             2004                          4,750                    1,440
             2005                          3,509                    1,312
             2006                          2,067                    1,352
             2007                          1,694                    1,352
             Thereafter                    4,165                    3,825
             ----------           --------------             ------------
                                         $22,065                  $10,901
                                  ==============             ============


         The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $110 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next five years. As of August 31, 2002, the Company was in compliance with the covenants set forth in the Company's credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

         The Company's significant accounting policies are more fully described in the notes to the consolidated financial statements. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, goodwill, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Concentrations of Credit Risk

The Company's mix of receivables is diverse, with approximately 329,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash and cash equivalents with a high quality financial institution.

         Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market.

         Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred ($14.0 million and $14.9 million at August 31, 2002 and September 1, 2001, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

         Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

         Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations" for a disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted SFAS No. 144 as of September 1, 2002, the impact of the adoption was not material to its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the company maximum borrowings of $110.0 million under a revolving credit agreement. At August 31, 2002, the Company had no outstanding borrowings and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.75% at August 31, 2002), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

         In addition, the Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents.

         We have investments in equity securities of privately held Internet companies for the promotion of business and strategic objectives that have no net carrying value at August 31, 2002. These investments have a net carrying value of $0.7 million and $9.0 million at September 1, 2001 and August 26, 2000, respectively. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $0.7 million and $10.3 million in impairment losses during 2002 and 2001, respectively.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

REPORT                                                                    PAGE
------                                                                    ----

REPORT OF INDEPENDENT AUDITORS                                             25

CONSOLIDATED BALANCE SHEETS
AT AUGUST 31, 2002 AND SEPTEMBER 1, 2001                                   26

CONSOLIDATED STATEMENTS OF INCOME FOR THE
FISCAL YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001
AND AUGUST 26, 2000                                                        27

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001
AND AUGUST 26, 2000                                                        28

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
FISCAL YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001
AND AUGUST 26, 2000                                                        29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 30

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and the Board of Directors
MSC Industrial Direct Co., Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 31, 2002 and September 1, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 31, 2002 and September 1, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 12 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years ended September 1, 2001 and August 26, 2000, which consolidated financial statements were previously audited by other independent auditors.

         As discussed in Note 2 to the accompanying consolidated financial statements, effective September 2, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                     /s/ ERNST & YOUNG LLP

October 31, 2002
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                       ASSETS                                           August 31, 2002         September 1, 2001
                                       ------                                           ---------------         -----------------
                                                                                                                  (As Restated)
                                                                                                                    (Note 12)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $      59,978            $      12,466
   Accounts receivable, net of allowance for doubtful accounts
      of $3,114 and $4,927, respectively                                                        94,322                   95,263
   Inventories                                                                                 205,563                  233,131
   Prepaid expenses and other current assets                                                     6,690                    5,728
   Deferred income taxes                                                                         4,339                    4,673
                                                                                         -------------            -------------
                  Total current assets                                                         370,892                  351,261

PROPERTY, PLANT AND EQUIPMENT, net                                                             112,721                  121,149

OTHER ASSETS:
   Goodwill                                                                                     63,202                   63,354
   Other                                                                                        16,133                   17,553
                                                                                         -------------            -------------
                                                                                                79,335                   80,907
                                                                                         -------------            -------------
                  Total Assets                                                           $     562,948            $     553,317
                                                                                         =============            =============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                      $      31,561            $      38,794
   Accrued liabilities                                                                          39,858                   30,580
   Current portion of long-term notes payable                                                      213                      214
                                                                                         -------------            -------------
                  Total current liabilities                                                     71,632                   69,588

LONG-TERM NOTES PAYABLE                                                                          1,308                    1,517
DEFERRED INCOME TAX LIABILITIES                                                                 15,329                   16,069
                                                                                         -------------            -------------
                  Total liabilities                                                             88,269                   87,174

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued
     and outstanding                                                                             -                        -
   Class A common stock; $0.001 par value; 100,000,000 shares authorized;
     38,571,254 and 36,133,385 shares issued, 34,589,254 and 35,139,385 shares
     outstanding, respectively                                                                      38                       36
   Class B common stock; $0.001 par value; 50,000,000 shares authorized;
     32,137,294 and 33,478,778 shares, respectively, issued and outstanding                         32                       34
   Additional paid-in capital                                                                  253,564                  238,385
   Retained earnings                                                                           283,348                  247,199
   Treasury stock, at cost, 3,982,000 and 994,000 shares, respectively                         (62,303)                 (19,511)
                                                                                         --------------           --------------
                  Total shareholders' equity                                                   474,679                  466,143
                                                                                         -------------            -------------
                  Total Liabilities and Shareholders' Equity                             $     562,948            $     553,317
                                                                                         =============            =============

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

                                                                                   For The Fiscal Years Ended
                                                              ------------------------ ----------------------- ---------------------
                                                                  August 31, 2002        September 1, 2001       August 26, 2000
                                                                  ---------------        -----------------       ---------------
                                                                                           (As Restated)           (As Restated)
                                                                                               (Note 12)                (Note 12)

NET SALES (Note 2)                                                $     793,976            $     869,231           $     831,294
COST OF GOODS SOLD                                                      447,816                  494,091                 497,602
                                                                  -------------            -------------           -------------

           Gross profit                                                 346,160                  375,140                 333,692

OPERATING EXPENSES                                                      286,185                  288,744                 251,665
                                                                  -------------            -------------           -------------

           Income from operations                                        59,975                   86,396                  82,027

OTHER INCOME (EXPENSE):
   Interest expense                                                         (61)                  (3,947)                 (5,207)
   Interest income                                                        1,057                      420                     212
   Provision for impairment in carrying value of                           (700)
     investments)                                                          (700)                 (10,284)                      -
   Equity in loss of unconsolidated affiliate                                 -                       -                     (465)
   Other (expense) income, net                                              (83)                     154                     279
                                                                  --------------           -------------           -------------
                                                                            213                  (13,657)                 (5,181)
                                                                  -------------            --------------          --------------

           Income before provision for                                   60,188                   72,739                  76,846
income
                  taxes

Provision for income taxes                                               23,773                   32,834                  30,680
                                                                  -------------            -------------           -------------

           Net income                                             $      36,415            $      39,905           $      46,166
                                                                  =============            =============           =============

PER SHARE INFORMATION:
   Net income per common share:
     Basic                                                        $        0.53            $        0.59           $        0.69
                                                                  =============            =============           =============
     Diluted                                                      $        0.51            $        0.57           $        0.68
                                                                  =============            =============           =============

   Weighted average shares used in computing
     net income per common share:
     Basic                                                               68,918                   68,198                  67,215
                                                              =================        =================       =================
     Diluted                                                             70,783                   69,449                  68,203
                                                              =================        =================       =================


See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001 AND
AUGUST 26, 2000

(In thousands)

                                                              Class A                  Class B
                                                           Common Stock              Common Stock         Additional
                                                         -------------------      -------------------       Paid-In      Retained
                                                         Shares       Amount      Shares       Amount       Capital      Earnings
                                                         ------       ------      ------       ------       -------      --------
BALANCE, August 28, 1999 (As Restated)                   33,902        34         34,139           34      216,977       162,583

   Exchange of Class B Common Stock for Class A
     Common Stock                                           400         -           (400)         -            -            -
                                                         ------       ------      ------       ------       -------      --------
   Purchase of treasury stock                               -           -            -            -            -            -
   Common stock issued under associate stock
     purchase plan                                          -           -            -            -            -          (1,022)
   Amortization of deferred stock compensation              -           -            -            -            -            -
   Exercise of common stock options, including
     income tax benefits of $384                            988             1        -            -         12,320          -

   Net income                                               -           -            -            -            -           46,166
                                                         ------       ------      ------       ------       -------      --------

BALANCE, August 26, 2000 (As Restated)                   35,290     $      35     33,739     $      34    $ 229,297    $  207,727

   Exchange of Class B Common Stock for Class A
     Common Stock                                           260         -           (260)         -            -            -

   Common stock issued under associate stock                                                                   -
     purchase plan                                          -           -            -            -                         (433)
   Amortization of deferred stock compensation              -           -            -            -            -            -
   Exercise of common stock options, including                                       -
     income tax benefits of $2,852                           583            1                     -           9,088
   Net income                                               -           -            -            -            -           39,905
                                                         ------       ------      ------       -------      -------      --------
BALANCE, September 1, 2001 (As Restated)                 36,133     $     36      33,479     $      34    $ 238,385    $  247,199
                                                         ======       ======      ======       =======      =======      ========
   Exchange of Class B Common Stock for Class A
     Common Stock                                         1,342             2     (1,342)          (2)        -            -

   Common stock issued under associate stock                                                                   -
     purchase plan                                          -           -            -            -                         (266)
   Purchase of treasury stock                               -           -            -            -            -            -
   Exercise of common stock options, including
     income tax benefits of $1,421                         1,096        -            -            -          15,179         -
   Net income                                               -           -            -            -            -           36,415
                                                         ------       ------      ------       ------       -------      --------
BALANCE, August 31, 2002                                 38,571     $     38      32,137    $      32    $  253,564   $   283,348
                                                         ======       ======      ======       ======      ========      ========


                                                           Treasury Stock
                                                         -------------------       Deferred
                                                                      Amount         Stock
                                                         Shares      at cost     Compensation       Total
                                                         ------      -------     ------------       -----
BALANCE, August 28, 1999 (As Restated)                    1,141    (22,452)           (653)       356,523

   Exchange of Class B Common Stock for Class A
     Common Stock                                          -            -              -              -

   Purchase of treasury stock                                 40       (749)           -             (749)
   Common stock issued under associate stock
     purchase plan                                         (108)       2,122           -             1,100
   Amortization of deferred stock compensation             -            -              444             444
   Exercise of common stock options, including
     income tax benefits of $384                           -            -              -            12,321

   Net income                                              -            -               -           46,166
                                                         ------      -------     ------------       -----

BALANCE, August 26, 2000 (As Restated)                     1,073   $(21,079)       $   (209)     $ 415,805

   Exchange of Class B Common Stock for Class A
     Common Stock                                          -            -              -              -

   Common stock issued under associate stock
     purchase plan                                          (79)       1,568           -             1,135
   Amortization of deferred stock compensation             -            -                209           209
   Exercise of common stock options, including
     income tax benefits of $2,852                         -            -              -             9,089
   Net income                                              -            -              -            39,905
                                                         ------      -------     ------------       -----
BALANCE, September 1, 2001 (As Restated)                     994   $(19,511)       $       -     $ 466,143

   Exchange of Class B Common Stock for Class A
     Common Stock                                          -            -              -              -

   Common stock issued under associate stock
     purchase plan                                          (69)       1,354           -             1,088
   Purchase of treasury stock                              3,057    (44,146)           -          (44,146)
   Exercise of common stock options, including
     income tax benefits of $1,421                         -            -              -            15,179
   Net income                                              -            -              -            36,415
                                                         ------      -------     ------------       -----
BALANCE, August 31, 2002                                   3,982   $(62,303)       $   -         $ 474,679
                                                         =======    ========     ============      =======








See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001 AND
AUGUST 26, 2000

(In thousands)

                                                                                    For The Fiscal Years Ended
                                                                       ------------------ --------------------- --------------------
                                                                       August 31, 2002     September 1, 2001       August 26, 2000
                                                                       ---------------     -----------------       ---------------
                                                                                             (As Restated)         (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $     36,415           $     39,905          $     46,166
                                                                       ---------------      ----------------       ---------------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           15,989                 14,909                11,998
     Amortization of intangible assets                                       -                       1,761                 1,965
     Provision for impairment in carrying value of investments                  700                 10,284                 -
     Impairment loss on the writedown of goodwill                               152                  -                     -
     Loss (gain) on disposal of property, plant and equipment                   287                    505                   (36)
     Provision for doubtful accounts                                          1,317                  2,358                 1,526
     Stock option income tax benefit                                          1,421                  2,852                   384
     Amortization of deferred stock compensation                               -                       209                   444
     Deferred income taxes                                                     (406)                 3,128                 2,966
     Compensation component of stock options                                   -                        72                 -
     Equity in loss of unconsolidated affiliate                                -                     -                       465
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (376)                 1,216               (10,356)
       Inventories                                                           27,568                 27,363               (34,952)
       Prepaid expenses and other current assets                             (1,662)                (1,538)                  200
       Other assets                                                           1,420                 (1,718)               (2,774)
       Accounts payable and accrued liabilities                               2,045                (10,401)                2,370
                                                                         ---------------      ----------------       ---------------
           Total adjustments                                                 48,455                 51,000               (25,800)
                                                                       ---------------      ----------------       ---------------
           Net cash provided by operating activities                         84,870                 90,905                20,366
                                                                       ---------------      ----------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (7,848)               (20,228)              (21,626)
   Proceeds from sale of property, plant and equipment                         -                        43                    36
   Cash paid for investments                                                   -                    (1,852)               (9,447)
                                                                       ---------------      ----------------       ---------------
           Net cash used in investing activities                             (7,848)               (22,037)              (31,037)
                                                                       ---------------      ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                               (44,146)                 -                      (749)
   Proceeds from associate stock purchase plan                                1,088                  1,135                 1,100
   Proceeds from exercise of common stock options                            13,758                  6,165                11,937
   Net repayments of notes payable                                             (210)               (66,911)               (1,133)
                                                                       ---------------      ----------------       ---------------
           Net cash (used in) provided by financing activities              (29,510)               (59,611)               11,155
                                                                       ---------------      ----------------       ---------------
Net increase  in cash and cash equivalents                                   47,512                  9,257                   484
CASH AND CASH EQUIVALENTS, beginning of year                                 12,466                  3,209                 2,725
                                                                       ---------------      ----------------       ---------------
CASH AND CASH EQUIVALENTS, end of year                                 $     59,978           $     12,466          $      3,209
                                                                       ===============      ================       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                          $         61           $      4,019          $      5,402
                                                                       ===============      ================       ===============
     Income taxes                                                      $     18,053           $     27,554          $     29,940
                                                                       ===============      ================       ===============


See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)


1.       BUSINESS

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the "Company" or "MSC") is a distributor of industrial equipment and supplies with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network, which includes approximately 90 local MSC branches in 36 states, as well as certain other locations related to acquired entities, and regional distribution centers near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia and Reno, Nevada.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal 2002, 2001 and 2000 contain activity for 52 weeks, 53 weeks, and 52 weeks, respectively.

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

Concentrations of Credit Risk

The Company's mix of receivables is diverse, with approximately 329,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash and cash equivalents with a high quality financial institution.

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

Property, Plant and Equipment

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," interest attributable to construction of distribution centers and computer systems are capitalized as part of the cost of the related asset during the period prior to which such assets are available and ready for use. The amounts capitalized during fiscal years 2002, 2001 and 2000 are not material to the consolidated financial statements.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Through fiscal 2001, goodwill was amortized on a straight-line basis over 40-year periods. Accumulated amortization was $7,286 as of September 1, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this standard effective September 2, 2001 and has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The Company has classified its intangible assets as goodwill with an indefinite life as no other separately identifiable intangibles exist. The Company's goodwill will no longer be amortized, which resulted in an increase in net income of approximately $1,100 for the fiscal year ended August 31, 2002.

Net income for the fiscal years 2001 and 2000 includes approximately $1,100 and $1,300 of goodwill amortization expense, respectively. Excluding this amount would have resulted in basic net income per common share of $0.60 and $0.70, respectively and diluted net income per common share of $0.59 and $0.69, respectively for fiscal years 2001 and 2000.

The Company has tested goodwill for impairment using the two-step process proscribed in SFAS No. 142. The Company performed the first of the required impairment tests of goodwill as of September 2, 2001, which indicated no impairment existed. The Company performed the required annual test during the fourth quarter of fiscal 2002. In connection with the annual impairment test, the Company recorded a non-cash charge to earnings of $152 related to the impairment of goodwill recorded in connection with the fiscal 1995 acquisition of J&S Tool Company, Inc. This impairment loss is included in operating expenses in the accompanying consolidated statement of income for the fiscal year ended August 31, 2002.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset's remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized.

Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred ($13,964 and $14,894 at August 31, 2002 and September 1, 2001, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

Shipping and Handling Costs

In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $37,300, $40,800 and $39,700 for the fiscal years ended August 31, 2002, September 1, 2001 and August 26, 2000, respectively.

Stock Based Compensation

The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's associate stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Affiliates

The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. See Note 11 for discussion of related-party transactions with the various real estate entities.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company's debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

remaining maturities. The carrying amounts of the Company's debt at August 31, 2002 and September 1, 2001 approximates its fair value.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For fiscal years 2002, 2001 and 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Web site development costs

The Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue 00-02, "Accounting for Web Site Development Costs." This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method specified by SFAS No. 109, "Accounting for Income Taxes." The deferred income tax amounts included in the consolidated balance sheets are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets.

Segment Reporting

The Company's results of operations are reviewed by the Chief Operating Officer on a consolidated basis and the Company operates in only one segment.

Preferred Stock

The Company has authorized 5 million shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of August 31, 2002, there were no shares of preferred stock issued or outstanding.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations" for a disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted SFAS No. 144 as of September 1, 2002, the impact of the adoption was not material to its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 31, 2002, September 1, 2001 and August 26, 2000, respectively:


                                     Net Income                              Shares                     Net Income Per Share
-----------------------------------------------------------------------------------------------------------------------------------
                             2002       2001        2000          2002      2001       2000          2002       2001       2000
                             ----       ----        ----          ----      ----       ----          ----       ----       ----
   Basic EPS:                            (As         (As                                                         (As        (As
                                      Restated)   Restated)                                                   Restated)  Restated)

    Net income             $36,415    $39,905     $ 46,166        68,918    68,198     67,215       $0.53      $0.59      $0.69
    Effect of dilutive
     associate stock
     options                   -          -           -            1,865     1,251        988        (.02)      (.02)      (.01)
                           --------   --------    --------      --------   -------   --------       ------     ------     ------

   Diluted EPS:
    Net income             $36,415    $39,905     $46,166         70,783    69,449     68,203       $0.51      $0.57      $0.68
                           ========   ========    ========      =========  =======   ========       ======     ======     ======


Options to purchase approximately 845,000, 999,000 and 1,811,000 shares of Class A common stock in fiscal 2002, 2001 and 2000, respectively, were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

4.       INVESTMENTS

During the fourth quarter of fiscal 2002, the Company determined that its ability to ultimately recover the remaining carrying value of its investments in certain Internet companies, which were made in fiscal 2001 and 2000, were significantly impaired. The Company's determination was based upon certain economic indicators and specific events and circumstances, including these entities' difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, the remaining carrying cost of the investment was charged against earnings during the fourth quarter of fiscal 2002. The aggregate amount of the non-cash charge recorded in the consolidated statement of income was $700 ($424, net of tax benefits, or $0.01 per diluted share).

During the third quarter of fiscal 2001, the Company determined that its ability to ultimately recover the value of its investments in four privately held Internet startup companies was significantly impaired. The Company's determination was based upon certain economic indicators and specific events and circumstances, including these entities' difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, either the entire cost of the investment or a significant portion thereof was charged against earnings during the third quarter of fiscal 2001. The aggregate amount of the non-cash charge recorded in the consolidated statement of income was $10,284 ($9,900, net of tax benefits, or $.14 per diluted share). These investments were made in fiscal years 2001 and 2000 and one of these investments was accounted for using the equity method of accounting, until the Company reduced its interest and restructured its ownership such that the Company did not exercise significant influence. At September 1, 2001, the Company no longer exercised significant influence and, accordingly the investments continue to be accounted for using the cost method.

The provision for income taxes in fiscal 2001 was substantially affected by the present non-deductibility of a significant portion of the Company's impairment charge on its Internet investments. Accordingly, the Company's effective tax rate is significantly higher than in other periods (Note 6).

5.       PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:


                                                             Number of Years         August 31, 2002          September 1, 2001
                                                             ---------------         ---------------          -----------------
       Land                                                         -                 $      11,552            $      11,429
       Building                                                    40                        47,996                   47,383
       Building and leasehold improvements                  The lesser of the life
                                                            of the lease or 31.5             20,871                   20,786
       Furniture, fixtures and equipment                          3-10                       65,421                   62,804
       Automobiles                                                  5                           479                      890
       Computer systems                                            3-5                       36,026                   33,108
                                                                                     --------------            -------------
                                                                                            182,345                  176,400

       Less: accumulated depreciation and amortization                                       69,624                   55,251
                                                                                     --------------            -------------
                                                                                      $     112,721            $     121,149
                                                                                     ==============            =============


The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,464 and $1,568 at August 31, 2002 and September 1, 2001, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

6.       INCOME TAXES

The provision for income taxes is comprised of the following:


                                                                                For the Fiscal Years Ended
                                                               --------------------- ------------------------ -------------------
                                                               August 31, 2002         September 1, 2001         August 26, 2000
                                                               ---------------         -----------------         ---------------
                                                                                         (As Restated)            (As Restated)
       Current:
           Federal                                              $     19,675             $     24,515             $     22,869
           State and local                                             4,504                    5,191                    4,845
                                                               -------------           -----------------          ---------------
                                                                      24,179                   29,706                   27,714
                                                                ------------           -----------------          ---------------
       Deferred:
           Federal                                                      (166)                    (350)                   2,447
           State and local                                               (76)                     (74)                     519
           Valuation Allowance                                          (164)                   3,552                       -
                                                                -------------          -----------------          ---------------
                                                                        (406)                   3,128                    2,966
                                                                -------------          -----------------          ---------------
                 Total                                          $     23,773             $     32,834             $     30,680
                                                                ============           =================          ===============


Significant components of deferred tax assets and liabilities are as follows:



                                                                  August 31, 2002         September 1, 2001
                                                                  ---------------         -----------------
                                                                                            (As Restated)
       Current and non-current deferred tax liabilities:
         Depreciation                                              $    (21,731)            $    (22,049)
         Deferred catalog costs                                          (5,523)                  (6,222)
         Goodwill                                                          (473)                    (448)
                                                                   -------------            -------------
                                                                        (27,727)                 (28,719)
                                                                   -------------            -------------
       Current and non-current deferred tax assets:
         Accounts receivable                                              1,891                    2,608
         Inventory                                                        9,215                    7,771
         Deferred compensation                                              620                      548
         Internet investments                                             3,388                    3,552
         Other                                                            5,011                    6,396
         Valuation allowance                                             (3,388)                  (3,552)
                                                                   -------------            -------------
                                                                         16,737                   17,323
                                                                   ------------             ------------
       Net Deferred Tax Liabilities                                $    (10,990)            $    (11,396)
                                                                   =============            =============


In fiscal 2002, the Company reduced its valuation allowance from $3,552 to $3,388 to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated in fiscal 2001 by the impairment charge on its Internet investments (Note 4). The decrease is due to an estimated net capital gain recognized during the current fiscal year.

In fiscal 2001, the Company recorded a valuation allowance in the amount of $3,552 to reflect the estimated amount of deferred tax assets that may not be realized due to the capital loss generated by the impairment charge recorded on its Internet investments (Note 4).

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                                                                       For the Fiscal Years Ended
                                                               ----------------------------------------------------------------
                                                               August 31, 2002         September 1, 2001        August 26, 2000
                                                               ---------------         -----------------        ---------------
                                                                                         (As Restated)           (As Restated)
       U.S. Federal statutory rate                                   35.0%                    35.0%                  35.0%
       State income taxes, net of Federal benefit                     4.8                      5.2                    5.0
       Valuation allowance                                           (0.3)                     4.9                    -
                                                                --------------         -----------------        ---------------
       Effective income tax rate                                     39.5%                    45.1%                  40.0%
                                                                ==============         =================        ===============


7.       ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                       August 31, 2002         September 1, 2001
                                                                       ---------------         -----------------
                                                                                                 (As Restated)

       Accrued compensation costs                                       $      14,356            $      12,851
       Accrued restructuring and relocation charges                               883                    1,770
       Accrued catalog costs                                                    5,483                    6,605
       Accrued sales tax                                                        3,469                    4,744
       Accrued other                                                           15,667                    4,610
                                                                        -------------            -------------
                Total accrued liabilities                               $      39,858            $      30,580
                                                                        =============            =============

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

8.       LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:


                                                                       August 31, 2002         September 1, 2001
                                                                       ---------------         -----------------
   Revolving credit agreement (a)                                      $           -            $       -

       Term notes payable (b)                                                  1,521                    1,731
                                                                       -------------            -------------
                                                                               1,521                    1,731
       Less: current portion                                                     213                      214
                                                                       -------------            -------------
                                                                        $      1,308            $       1,517
                                                                       =============            =============


Maturities of notes payable are as follows:

       Fiscal Year
       2003                                      213
       2004                                      169
       2005                                      147
       2006                                      151
       2007                                      156
       Thereafter                                685
                                         -----------
                                         $     1,521
                                         ===========

      (a) As of August 31, 2002, the Company had an available $110 million revolving credit agreement with a group of banks. There were no outstanding borrowings at August 31, 2002 or September 1, 2001. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.75% at August 31, 2002) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of August 31, 2002, the Company was in compliance with all financial covenants.

      (b) The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and which bears interest at 3% per annum and is payable in monthly installments of approximately $20 through September 2011.

9.    CAPITAL STOCK TRANSACTIONS

Treasury Stock Purchases

The Board of Directors of the Company approved a stock repurchase plan (the "Plan") that allows for the repurchase of up to 5 million shares of the Company's Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2002 and fiscal 2000, the Company repurchased 3,057,000 shares and 40,000 shares of its Class A Common Stock for $44,146 and $749, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 69,000 and 79,000 shares of treasury stock during fiscal 2002 and 2001, respectively, to fund the associate stock purchase plan (Note 10).

 On September 26, 2002, the Board of Directors approved the replenishment of the Company's share buyback program which authorized the repurchase of up to 5 million shares of Class A common stock on the open market.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)


The Board of Directors has approved the repurchase of an additional 3,057,000 shares, so that the total number of publicly traded shares of Class A common stock authorized for future repurchase after September 20, 2002 is restored to 5 million.

In fiscal 2003, the Company has repurchased a total of 300,000 shares of the Company's Class A common stock in the open market at a total cost of approximately $3,000 pursuant to the stock repurchase plan enumerated above.

10.      ASSOCIATE BENEFIT PLANS

Stock Purchase Plan

The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of up to a maximum of 500,000 shares of the Company's Class A common stock at a price equal to 85% of the closing price at the beginning of each stock purchase period. The associates purchased approximately 69,000 and 79,000 shares of common stock during fiscal 2002 and 2001 pursuant to this plan at an average per share price of $15.82 and $14.37, respectively. As of August 31, 2002, approximately 233,000 shares remain reserved for issuance under this plan.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2002, 2001 and 2000, the Company contributed $1,478, $1,222 and $564, respectively, to the plan. Company contributions are discretionary.

Stock Option Plan

The Company maintains the MSC Industrial Direct Co., Inc. 1995, 1998 and 2001 Stock Option Plans, pursuant to which options to purchase 15 million shares of the Company's Class A common stock may be granted. Options may be granted to key associates, directors and consultants over terms not to exceed ten years and they generally vest ratably over five years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. As of August 31, 2002, 4,390,323 shares remain reserved for issuance under this plan.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

A summary of the status of the Company's stock option plans at August 31, 2002, September 1, 2001 and August 26, 2000 and changes during the years then ended is presented in the table and narrative below:

                                                        2002                        2001                         2000
                                             -------------------------   --------------------------  ------------------------
                                                             Weighted                    Weighted                    Weighted
                                               Shares        Average        Shares       Average        Shares        Average
                                                 (in         Exercise         (in            Exercise     (in        Exercise
                                             thousands)       Price       thousands)      Price       thousands)       Price
                                             ----------      --------     ----------     --------     ----------     ---------
   Outstanding - beginning of year               6,616         $13.61         6,268        $13.40         5,817        $13.61
       Granted                                   2,043          14.28         1,323         14.07         1,756          8.81
       Exercised                                (1,096)         12.54          (527)        14.31          (930)        12.84
       Cancelled/forfeited                        (216)         14.12          (448)        13.61          (375)        14.38
                                             ----------                   ----------                  ---------
   Outstanding - end of year                     7,347          14.00         6,616         13.61         6,268         13.40
                                             =========                    =========                   =========
   Exercisable - end of year                     2,895          14.69         2,785         14.36         2,205         14.48
                                             =========                    =========                   =========
   Weighted average fair value of options
     granted                                 $    9.25                    $    9.21                   $    8.81
                                             =========                    =========                   =========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             2002          2001         2000
                                             ----          ----         ----
         Expected life (years)                7.5           7.5          7.5
         Risk-free interest rate              4.7%          6.0%         6.5%
         Volatility                          57.1%         56.4%        58.4%
         Dividend yield                       0.0%          0.0%         0.0%


The following table summarizes information about stock options outstanding at August 31, 2002:

                               Number of Options     Weighted Average        Weighted        Number of Options       Weighted
Range of Exercise Prices        Outstanding at           Remaining            Average         Exercisable at          Average
------------------------        August 31, 2002      Contractual Life     Exercise Price      August 31, 2002     Exercise Price
                                ---------------      ----------------     --------------      ---------------     --------------
$     7.75  -  $  11.63                  1,225                6.3            $    8.18               485              $   8.78
     11.64  -     17.46                  5,194                7.5                14.37             1,765                 14.49
     17.47  -     26.21                   899                 5.8                19.36               622                 19.46
     26.22  -     28.06                    29                 5.6                26.72                23                 26.72
                                ---------------                           ------------           -------          ------------
                                        7,347                                $   14.00             2,895              $  14.69
                                ===============                           ============           =======          ============

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)


The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:


                                                                        2002             2001             2000
                                                                       ----------   -------------    -------------
                                                                                    (As restated)    (As restated)
        Net income:                             As reported            $   36,415      $   39,905       $   46,166
                                                Pro forma                  23,821          27,212           35,210

        Net income per share - basic            As reported            $     .53       $     .59        $      .69
                                                Pro forma                    .35             .40               .52

        Net income per share - diluted          As reported            $     .51       $     .57        $      .68
                                                Pro forma                    .34             .39               .52


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)


11.      COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2012. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2003. At August 31, 2002, approximate minimum annual rentals on such leases are as follows:


                                                         Total (Including           Related Party
                      Fiscal Year                         Related Party              Commitments
                                                           Commitments)
                      -----------                         -------------              -----------
                      2003                                $   5,880                  $  1,620
                      2004                                    4,750                     1,440
                      2005                                    3,509                     1,312
                      2006                                    2,067                     1,352
                      2007                                    1,694                     1,352
                      Thereafter                              4,165                     3,825
                      ----------                          ------------               --------
                      Total                               $  22,065                  $ 10,901
                                                          ============               ========


Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2002, 2001 and 2000 was approximately $5,055, $5,230 and $4,461, respectively, including approximately $1,699 $1,723 and $1,434, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $200 per participant during a September 1 plan year. Benefits paid in excess of $200 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2002, 2001 and 2000 was approximately $18,564, $14,476 and $12,951, respectively.

Employment Agreements

The Company has entered into employment and consulting agreements with various of the Company's officers and with certain selling shareholders of acquired businesses. The future minimum commitments under these agreements are as follows:

                                                                  Aggregate
            Fiscal Year           Number of Individuals         Annual Amount
            -----------           ---------------------         -------------
               2003                         4                     $  775
               2004                         4                        575

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

12.      RESTATEMENT

          The accompanying financial statements have been restated to adjust for the effects of incorrect accounting for inventory purchases, reserves, and to adjust for accruals between periods primarily related to estimates for bonuses. Accordingly, the previously reported consolidated financial statements for the first three quarters of fiscal 2002 and for the fiscal years 2001 and 2000 and opening retained earnings as of August 28, 1999 have been restated (the "Restatement"). The annual impact of the Restatement applies to prior periods as follows:

         For the first three quarters of fiscal 2002, gross profit decreased to $258,100 from $258,700, operating expenses increased to $213,400 from $213,100, net income decreased to $27,500 from $28,000 and diluted net income per share decreased to $.39 per share from $.40 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 2001, gross profit increased to $375,100 from $372,800, operating expenses increased to $288,700 from $285,300, net income decreased to $39,900 from $40,500 and diluted net income per share decreased to $.57 per share from $.58 per share, each as compared to the amounts previously reported by the Company.

         For fiscal 2000, gross profit decreased to $333,700 from $344,800, operating expenses increased to $251,700 from $251,500, net income decreased to $46,200 from $52,900 and diluted net income per share decreased to $.68 per share from $.78 per share, each as compared to the amounts previously reported by the Company.

         As a result of revisions to years prior to our fiscal 2000 financial statements, the Company has increased its retained earnings and shareholders' equity as of the beginning of fiscal 2000 by $866.

                             FISCAL 2002 (UNAUDITED)

--------------------- ---------------------------- --------------------------- --------------------------------
 Consolidated Income
   Statement Data     Quarter ended June 1, 2002   Quarter ended March 2, 2002  Quarter ended  December 1, 2001
--------------------- ---------------------------- --------------------------- --------------------------------
                      (As Restated)  (As Reported) (As Restated) (As Reported) (As Restated)   (As Reported)
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Net Sales               $208,592       $208,592      $194,791      $194,791     $188,852       $188,852
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Cost of Goods Sold       117,888        117,731       109,674       109,461      106,584        106,373
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Gross Profit              90,704         90,861        85,117        85,330       82,268         82,479
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Operating Expenses        72,713         72,589        71,387        71,264       69,340         69,217
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Income from
Operations                17,991         18,272        13,730        14,066       12,928         13,262
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Other Income                 280            277           281           281          182            182
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Income before
Provision for
Income Taxes              18,271         18,549        14,011        14,347       13,110         13,444
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Provision for
Income Taxes               7,217          7,326         5,534         5,667        5,178          5,310
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Net Income                11,054         11,223         8,477         8,680        7,932          8,134
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Basic EPS                    .16            .16           .12           .13          .12            .12
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------
Diluted EPS                  .15            .16           .12           .12          .11            .12
--------------------- -------------- ------------- ------------- ------------- ------------ -------------------

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)

                             FISCAL 2001(UNAUDITED)

------------------ --------------------------- ---------------------------- ---------------------------- --------------------------
Consolidated Income     Quarter ended                 Quarter ended                Quarter ended               Quarter ended
Statement Data         September 1, 2001              May 26, 2001               February 24, 2001           November 25, 2000
------------------ --------------------------- ---------------------------- ---------------------------- --------------------------
                   (As Restated) (As Reported) (As Restated)  (As Reported) (As Restated) (As Reported) (As Restated) (As Reported)
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Net Sales            $207,923      $207,923      $216,335       $216,335      $223,089      $223,089      $221,884      $221,884
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Cost of Goods
Sold                  117,221       117,733       122,204        122,786       126,825       127,315       127,841      128,598
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Gross Profit           90,702        90,190        94,131         93,549        96,264        95,774        94,043       93,286
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Operating
Expenses               73,680        72,828        73,010         72,158        71,646        70,794        70,408       69,556
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Income from
Operations             17,022        17,362        21,121         21,391        24,618        24,980        23,635       23,730
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Other Expense            (345)         (345)      (11,026)       (11,026)       (1,064)       (1,064)       (1,222)      (1,222)
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Income before
Provision for
Income Taxes           16,677        17,017        10,095         10,365        23,554        23,916        22,413       22,508
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Provision for
Income Taxes            6,672         6,807         7,775          7,883         9,422         9,567         8,965        9,003
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Net Income             10,005        10,210         2,320          2,482        14,132        14,349        13,448       13,505
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Basic EPS                 .15           .15           .03            .04           .21           .21           .20          .20
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------
Diluted EPS               .14           .15           .03            .04           .20           .21           .20          .20
------------------ ------------- ------------- -------------- ------------- ------------- -------------- ------------ -------------

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

(Dollar amounts in thousands, except per share data)


13.      LEGAL PROCEEDINGS

         On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, seeks unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleges that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in these matters were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation, (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on Nov. 6, 2002, and such lead plaintiff is scheduled to file a consolidated amended complaint on December 6, 2002. Any other actions now pending or later filed in the Eastern District of New York which arise out of or are related to the same facts as alleged in the above-identified cases shall also be consolidated. The Company intends to defend this action vigorously.

         There are no other material legal proceedings pending against MSC.

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

                                    PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2003 (the "2002 Proxy Statement"), which is incorporated herein by this reference.

Item 11.      EXECUTIVE COMPENSATION.

              Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by this reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by this reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by this reference.

Item 14.      CONTROLS AND PROCEDURES.

         The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         The Company has implemented certain disclosure controls and procedures, including (1) establishing a Disclosure Committee, consisting of members of senior management and executive staff; (2) establishing a Finance Department Corporate Governance Committee consisting of our Chief Financial Officer, Vice President, Finance, Director of Internal Audit, Corporate Controller, Director of Financial Reporting and Manager of Financial Reporting; and (3) creating the position of Corporate Governance Compliance Officer (who is also the Director of Internal Audit).

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

         Subsequent to that evaluation there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

         The Company has adopted a Code of Ethics for its senior financial executives in anticipation of the effectiveness of Section 406 of the Sarbanes-Oxley Act of 2002.

                                    PART IV.

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended August 31, 2002.

         Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 24 herein.

         a.       Exhibits

   Exhibit
      No.         Description
   --------       -----------
    *3.01         Certificate of Incorporation of Registrant.
    *3.02         By-laws of Registrant.
    *4.01         Specimen Class A Common Stock Certificate.
   *10.01         Registrant's 1995 Stock Option Plan.
    10.02         Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).
    10.03         Registrant's 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).
   *10.04         Employment Agreement dated as of January 2, 1994, between
                  Registrant and Sidney Jacobson, as amended on October 31,
                  1995.
   *10.05         Employment Agreement, dated as of August 1, 1994, between
                  Registrant and Mitchell Jacobson.
    10.06         Credit Agreement, dated as of February 1, 2000, between the
                  Registrant and the banks named therein (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 11, 2000
                  (File No. 1-14130)
    10.07         Employment Agreement, dated as of June 19, 2000, between the
                  Registrant and Charles Boehlke (incorporated by reference to exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November
                  14, 2000 (File No. 1-14130)
    10.08         Employment Agreement, dated as of January 8, 1999, between
                  Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    10.09         Employment Agreement, dated as of January 8, 1999, between the
                  Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
    21.01         List of Subsidiaries
    23.01         Consent of Ernst & Young LLP
    99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

         b.       Financial Statement Schedules

                  For the three fiscal years ended August 31, 2002

                                                                           Page
                                                                           ----
                  Report of Independent Auditors on Schedule II ............S-1
                  Schedule II - Valuation and Qualifying Accounts ..........S-2

                  All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.

Dated: November 25, 2002                    By: /s/ Mitchell Jacobson
                                                --------------------------------
                                                Mitchell Jacobson
                                                Chairman, President and Chief
                                                Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                       Title                                  Date
               ---------                                       -----                                  ----
/s/ Mitchell Jacobson                    Chairman of the Board of Directors, President,         November 25, 2002
------------------------------------     Chief Executive Officer and Director
Mitchell Jacobson


/s/ Sidney Jacobson                      Vice-Chairman of the Board of Directors                November 25, 2002
------------------------------------
Sidney Jacobson


/s/ Charles Boehlke                      Senior Vice President, Chief Financial Officer         November 25, 2002
------------------------------------     and Director
Charles Boehlke


/s/ Shelley Boxer                        Vice President of Finance and Director                 November 25, 2002
------------------------------------
Shelley Boxer


/s/ David Sandler                        Executive Vice President, Chief Operating              November 25, 2002
------------------------------------     Officer and Director
David Sandler


/s/ James Schroeder                      Senior Vice President-Logistics and Director           November 25, 2002
------------------------------------
James Schroeder


/s/ Roger Fradin                         Director                                               November 25, 2002
-----------------------------------
Roger Fradin

/s/ Denis Kelly                          Director                                               November 25, 2002
-----------------------------------
Denis Kelly



/s/ Raymond Langton                      Director                                               November 25, 2002
-----------------------------------
Raymond Langton


/s/ Philip Peller                        Director                                               November 25, 2002
-----------------------------------
Philip Peller

CERTIFICATIONS

I, Mitchell Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K of MSC Industrial Direct Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002.
                                                 /s/ Mitchell Jacobson
                                                 ---------------------------
                                                 Chairman, President
                                                 and Chief Executive Officer

CERTIFICATIONS

I, Charles Boehlke, certify that:

1. I have reviewed this annual report on Form 10-K of MSC Industrial Direct Co., Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

                                                  /s/ Charles Boehlke
                                                  ---------------------------
                                                  Senior Vice President
                                                  and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 31, 2002 and September 1, 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated October 31, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/ Ernst & Young LLP
October 31, 2002
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                       Balance at     Charged to      Charged to
                                                       Beginning       Costs and        Other                        Balance at
                 Description                            of Year        Expenses        Accounts       Deductions     End of Year
--------------------------------------------         ------------    -----------    --------------   ------------   --------------
Deducted from asset accounts:
For the fiscal year ended August 26, 2000
   Allowance for doubtful accounts (a)               $     5,799     $     1,526    $    -          $     3,546 (c) $      3,779
                                                     ===========     ===========    =========       ===========     ============
   Restructuring and relocation charges (b)          $     4,913     $       -      $    -          $     2,755     $      2,158
                                                     ===========     ===========    =========       ===========     ============
   Valuation allowance on deferred tax assets        $       -       $       -      $    -          $       -       $         -
---------------------------------------------        ===========     ===========    =========       ===========     ============

Deducted from asset accounts:
For the fiscal year ended September 1, 2001
   Allowance for doubtful accounts (a)               $     3,779     $     2,358    $               $     1,210 (c) $      4,927
                                                     ===========     ===========    ==========      ===========     ============
   Restructuring and relocation charges (b)          $     2,158     $      -       $     -         $       388     $      1,770
                                                     ===========     ===========    ==========      ===========     ============
   Valuation allowance on deferred tax assets        $      -        $      -       $  3,552        $      -        $      3,552
---------------------------------------------        ===========     ===========    ==========      ===========     ============

Deducted from asset accounts:
For the fiscal year ended August 31, 2002
   Allowance for doubtful accounts (a)               $     4,927     $     1,317    $     -         $     3,130 (c) $      3,114
                                                     ===========     ===========    ==========      =============== ============
   Restructuring and relocation charges (b)          $     1,770     $      -       $     -         $       887     $        883
                                                     ===========     ===========    ==========      ===========     ============
   Valuation allowance on deferred tax assets        $     3,552     $      -       $     -         $       164     $      3,388
   ------------------------------------------        ===========     ===========    ==========      ===========     ============


(a)      Included in accounts receivable.
(b)      Included in accrued liabilities.
(c)      Comprised of uncollected accounts charged against the allowance.