Form 10-Q
period 2002-11-30
MSC INDUSTRIAL DIRECT CO INC
filed 2003-01-13
CIK 1003078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002
                          Commission File No.: 1-14130


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

As of January 8, 2003 34,345,126 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding.

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

o    work stoppages at transportation centers or shipping ports,

o    the risk of war, terrorism and similar hostilities,

o    availability of suitable acquisition opportunities, and

o the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                           PAGE

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets
          November 30, 2002 and August 31, 2002                            1


          Consolidated Statements of Income
          Thirteen weeks ended November 30, 2002 and December 1, 2001      2


          Consolidated Statement of Shareholders' Equity
          Thirteen weeks ended November 30, 2002                           3


          Consolidated Statements of Cash Flows
          Thirteen weeks ended November 30, 2002 and December 1, 2001      4


          Notes to Consolidated Financial Statements                       5



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        8


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      13


ITEM 4.   CONTROLS AND PROCEDURES                                         14


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                               15


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                16



SIGNATURES AND CERTIFICATIONS                                             17

PART  I.        FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                           November 30,           August 31,
                                                                                               2002                  2002
                                                                                               ----                  ----
                                                                                           (Unaudited)             (Audited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                              $   65,167            $   59,978
     Accounts receivable, net of allowance for doubtful
         accounts of $3,339 and $3,114, respectively                                            98,982                94,322
     Inventories                                                                               213,567               205,563
     Prepaid expenses and other current assets                                                   8,637                 6,690
     Deferred income taxes                                                                       3,020                 4,339
                                                                                            ----------            -----------
                    Total current assets                                                       389,373               370,892
                                                                                            ----------            -----------

Property, Plant and Equipment, net                                                             111,162               112,721
                                                                                            ----------            -----------
Other Assets:
     Goodwill, net of accumulated amortization of $7,286                                        63,202                63,202
     Other                                                                                      13,074                16,133
                                                                                            ----------            -----------
                                                                                                76,276                79,335
                                                                                            ----------            -----------
Total Assets                                                                                $  576,811            $   562,948
                                                                                            ==========            ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                       $   37,615            $   31,561
     Accrued liabilities                                                                        37,543                39,858
     Current portion of long-term notes payable                                                    225                   213
                                                                                            ----------            -----------
              Total current liabilities                                                         75,383                71,632
Long-term notes payable                                                                          1,248                 1,308
Deferred income tax liability                                                                   15,213                15,329
                                                                                            ----------            -----------
              Total liabilities                                                                 91,844                88,269
                                                                                            ----------            -----------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                                     -                     -
     Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 38,585,254 and 38,571,254 shares issued, and 34,339,254 and 34,589,254
     shares outstanding, respectively                                                               38                    38
     Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 32,137,294 and 32,137,294 shares issued and outstanding,
     respectively                                                                                   32                    32
     Additional paid-in capital                                                                254,061               253,564
     Retained earnings                                                                         295,718               283,348
     Class A treasury stock, at cost, 4,246,000 and 3,982,000 shares, respectively            (64,882)              (62,303)
                                                                                            ----------            -----------
              Total shareholders' equity                                                       484,967               474,679
                                                                                            ----------            -----------
Total Liabilities and Shareholders' Equity                                                  $  576,811            $   562,948
                                                                                            ==========            ===========

                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income

                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                  November 30,     December 1,
                                                     2002             2001
                                                   --------        --------

Net sales                                          $210,692        $188,852

Cost of goods sold                                  116,175         106,584
                                                   --------        --------

       Gross profit                                  94,517          82,268

Operating expenses                                   74,147          69,340
                                                   --------        --------

       Income from operations                        20,370          12,928
                                                   --------        --------

Other income:

    Interest income, net                                249             139

    Other income, net                                    10              43
                                                   --------        --------

                                                        259             182
                                                   --------        --------

Income before provision for income taxes             20,629          13,110

Provision for income taxes                            8,148           5,178
                                                   --------        --------

       Net income                                  $ 12,481        $  7,932
                                                   ========        ========

Per Share Information (Note 1):
  Net income per common share:

    Basic                                          $   0.19        $   0.12
                                                   ========        ========

    Diluted                                        $   0.19        $   0.11
                                                   ========        ========

  Weighted average shares used in computing

  net income per common share (Note 1):
    Basic                                            66,513          68,681
                                                   ========        ========

    Diluted                                          66,953          70,362
                                                   ========        ========

                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                     Thirteen weeks ended November 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                                            Class A
                                            Class A            Class B                                   Treasury Stock
                                         Common Stock       Common Stock       Additional             --------------------
                                      -----------------  -------------------   Paid-In    Retained             Amount at
                                      Shares     Amount  Shares      Amount    Capital    Earnings   Shares       Cost       Total
                                      ------  ---------  -------   ---------  ----------  ---------  ------   ----------  ---------
Balance at August 31, 2002            38,571  $      38   32,137   $      32  $ 253,564   $ 283,348   3,982   $ (62,303)  $ 474,679

Purchase of treasury stock                --         --       --          --         --          --     283      (2,958)     (2,958)

Common stock issued under associate       --         --       --          --         --        (111)    (19)        379         268
stock purchase plan

Exercise of common stock options,         14         --       --          --        497          --      --          --         497
including income tax benefit of $355

Net income                                --         --       --          --         --      12,481      --          --      12,481
                                      ------  ---------   ------   ---------  ---------   ---------   -----   ---------   ---------

Balance at November 30, 2002          38,585  $      38   32,137   $      32  $ 254,061   $ 295,718   4,246   $ (64,882)  $ 484,967
                                      ======  =========   ======   =========  =========   =========   =====   =========   =========


                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                             Thirteen Weeks Ended
                                                                         -----------------------------
                                                                        November 30,      December 1,
                                                                            2002             2001
                                                                        ------------     -------------
Cash Flows from Operating Activities:

Net income                                                               $ 12,481            $  7,932
                                                                         --------            --------
Adjustments to reconcile net income to net cash
   provided by operating activities:

     Depreciation and amortization                                          3,833               3,807
     Provision for doubtful accounts                                          542                 937
     Deferred income taxes                                                  1,203              (1,391)
     Stock option income tax benefit                                          355                 219

     Changes in operating assets and liabilities:
         Accounts receivable                                               (5,202)              7,347
         Inventories                                                       (8,004)              5,165
         Prepaid expenses and other current assets                         (1,947)             (2,178)
         Other assets                                                       3,059               2,971
         Accounts payable and accrued liabilities                           3,739              (1,670)
                                                                         --------            --------

Total adjustments                                                          (2,422)             15,207
                                                                         --------            --------

              Net cash provided by operating activities                    10,059              23,139
                                                                         --------            --------

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment                              (2,274)             (1,529)
                                                                         --------            --------

              Net cash used in investing activities                        (2,274)             (1,529)
                                                                         --------            --------

Cash Flows from Financing Activities:

   Purchase of treasury stock                                              (2,958)                 --
   Proceeds from sale of common stock in connection                           268                 293
   with associate stock purchase plan
   Proceeds from exercise of common stock options                             142               2,932
   Net repayments of notes payable                                            (48)                (55)
                                                                         --------            --------

              Net cash (used in) provided by financing activities          (2,596)              3,170
                                                                         --------            --------

Net increase in cash and cash equivalents                                   5,189              24,780

Cash and cash equivalents - beginning of period                            59,978              12,466
                                                                         --------            --------

Cash and cash equivalents - end of period                                $ 65,167            $ 37,246
                                                                         ========            ========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                                         11                  10

Cash paid for income taxes                                               $  1,428            $     90
                                                                         ========            ========

                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen weeks ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Company's fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                                    Thirteen Weeks Ended
                                                 -----------------------------
                                                 November 30,       December 1,
                                                     2002              2001
                                                     ----              ----

Net income for EPS
   Computation                                     $12,481            $7,932
                                                   =======            ======

Basic EPS:
    Weighted average
    common shares                                   66,513            68,681
                                                   =======            ======

Basic EPS                                            $0.19             $0.12
                                                   =======            ======

Diluted EPS:
   Weighted average
   Common shares                                    66,513            68,681

Shares issuable from
   assumed conversion of
   common stock equivalents                            440             1,681
                                                   -------            ------

   Weighted average common
   and common equivalent shares                     66,953            70,362
                                                   =======            ======

Diluted EPS                                          $0.19             $0.11
                                                   =======            ======



NOTE 2. COMPREHENSIVE INCOME

The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the thirteen weeks ended November 30, 2002 and December 1, 2001, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations" for a disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted SFAS No. 144 as of September 1, 2002; the impact of the adoption was not material to its consolidated financial statements.

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

NOTE 4. SHAREHOLDERS' EQUITY

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

During the first three months of fiscal 2003, the Company repurchased 283 shares of its Class A Common Stock for approximately $3,000, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 19 shares of treasury stock during the first three months of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions.

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

The Company has authorized 5 million shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of November 30, 2002, there were no shares of preferred stock issued or outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, and the availability of suitable acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

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

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001

NET SALES increased by $21.8 million, or 11.6%, to $210.7 million in the first quarter of fiscal 2003 from $188.9 million in the first quarter of fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. The number of average active customers increased by 7,000 to 334,000 as compared to 327,000 in the first quarter of fiscal 2002.

GROSS PROFIT increased by $12.2 million, or 14.9%, to $94.5 million in the first quarter of fiscal 2003 from $82.3 million in the first quarter of fiscal 2002. As a percentage of net sales, gross profit increased from 43.6% to 44.9%. The increase in gross profit as a percentage of net sales was the result of modest price increases, a favorable change in product mix, favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $4.8 million, or 0.7%, to $74.1 million in the first quarter of fiscal 2003 from $69.3 million in the first quarter of fiscal 2002. The increase in operating expenses in dollars was primarily the result of an increase in payroll expenses due to an increase in head count, increased medical and other benefit related costs and freight expense as compared to the first quarter of fiscal 2002. As a percentage of net sales, operating expenses decreased from 36.7% to 35.2%, primarily the result of the distribution of fixed expenses over a larger revenue base.

INCOME FROM OPERATIONS increased by $7.4 million, or 57.6%, to $20.4 million in the first quarter of fiscal 2003 from $12.9 million in the first quarter of fiscal 2002. The increase was primarily attributable to the increase in net sales described above and improved profit margins described above.

INTEREST INCOME, NET. Net interest income was $0.2 million for the first quarter of fiscal 2003 compared to net interest income of $0.1 million in the first quarter of fiscal 2002. The increase in net interest income is a result of more invested cash in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

PROVISION FOR INCOME TAXES. The effective tax rate was approximately 39.5% for the first quarter of fiscal 2003 and fiscal 2002, respectively.

NET INCOME increased by $4.5 million, or 57.3%, to $12.5 million in the first quarter of fiscal 2003 from $7.9 million in the first quarter of fiscal 2002. This increase was primarily the result of the increase in income from operations explained above.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, goodwill, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Concentrations of Credit Risk

The Company's mix of receivables is diverse, with approximately 334,000 of twelve month combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash and cash equivalents with a high quality financial institution.

         Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market.

         Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred ($10.9 million and $14.0 million at November 30, 2002 and August 31, 2002, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

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

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.25% at November 30, 2002) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of November 30, 2002 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

Net cash provided by operating activities for the 13 week periods ended November 30, 2002 and December 1, 2001 were $10.1 million and $23.1 million, respectively. The decrease of approximately $13.0 million is primarily attributable to an increase in inventory and accounts receivable, offset in part by higher net income.

Net cash used in investing activities for the 13 week periods ended November 30, 2002 and December 1, 2001 were $2.3 million and $1.5 million, respectively. The usage of cash in the first three months of fiscal 2003 and fiscal 2002 were attributable to expenditures for property, plant and equipment.

Net cash used in financing activities for the 13 week period ended November 30, 2002 was $2.6 million and net cash provided by financing activities for the 13 week period ended December 1, 2002 was $3.2 million. The net cash used in financing activities for the 13 weeks of fiscal 2003 was primarily attributable to the purchase of treasury stock, partially offset by the proceeds received from the exercise of common stock options. The net cash provided by financing activities for the 13 weeks of fiscal 2002 was primarily attributable to proceeds from the exercise of common stock options.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

On September 26, 2002, the Board of Directors approved the replenishment of the Company's share buyback program which authorized the repurchase of up to 5 million shares of Class A common stock on the open market. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During the first three months of fiscal 2003, the Company repurchased 283,000 shares of its Class A Common Stock for approximately $3.0 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 19,250 shares of treasury stock during the first three months of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.

RELATED PARTY TRANSACTIONS

         The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for the fiscal quarter ended November 30, 2002 of approximately $0.4 million. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

CONTRACTUAL OBLIGATIONS

         Certain of the operations of the Company are conducted on leased premises, some of which are leased from Affiliates. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2012. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2003. At August 31, 2002, approximate minimum annual rentals on such leases were as follows (in thousands):

                               Total (Including
                                Related Party             Related Party
       Fiscal Year               Commitments)              Commitments
       -----------               ------------              -----------


       2003                              5,880                      1,620
       2004                              4,750                      1,440
       2005                              3,509                      1,312
       2006                              2,067                      1,352
       2007                              1,694                      1,352
       Thereafter                        4,165                      3,825
       ----------               --------------             --------------
                                       $22,065                    $10,901
                                ==============             ==============


         Since August 31, 2002 there has been no material change in these obligations. The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $110 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next five years. As of November 30, 2002, the Company was in compliance with the covenants set forth in the Company's credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At November 30, 2002, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.25% at November 30, 2002), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

The Company also has a long term note payable in the amount of approximately $1.2 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $20,000 through September 2011.

The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

In addition, the Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, seeks unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleges that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter was substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation, (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Company intends to defend this action vigorously.

         There are no other material legal proceedings pending against MSC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:
         --------

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.       Reports on Form 8-K:
         -------------------

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MSC INDUSTRIAL DIRECT CO., INC.
                                                       (Registrant)


Dated:        January 8, 2003                       By:   /s/ Mitchell Jacobson
         ----------------------------                  -------------------------
                                                    Chairman, President and
                                                    Chief Executive Officer



Dated:        January  8, 2003                      By:   /s/ Charles Boehlke
         ----------------------------                  -------------------------
                                                    Senior Vice President and
                                                    Chief Financial Officer

CERTIFICATION

I, Mitchell Jacobson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MSC Industrial Direct Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2003

                                                    /s/ Mitchell Jacobson
                                                    ---------------------------
                                                    Chairman, President
                                                    and Chief Executive Officer

CERTIFICATION

I, Charles Boehlke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MSC Industrial Direct Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 8, 2003
                                                   /s/ Charles Boehlke
                                                   ---------------------------
                                                   Senior Vice President
                                                   and Chief Financial Officer