Form 10-Q
period 2003-03-01
MSC INDUSTRIAL DIRECT CO INC
filed 2003-04-03
CIK 1003078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 2003
                          Commission File No.: 1-14130


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

                           Website: WWW.MSCDIRECT.COM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 1, 2003 34,451,103 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

INTERNET ADDRESS

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.mscdirect.com. We provide a link on our website, under About MSC -- Investor Relations, through which investors can access our latest annual report on Form 10-K.

                         MSC INDUSTRIAL DIRECT CO., INC.
                                      INDEX


                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets
         March 1, 2003 and August 31, 2002                                            1


         Consolidated Statements of Income
         Thirteen and twenty-six weeks ended March 1, 2003 and March 2, 2002          2


         Consolidated Statement of Shareholders' Equity
         Twenty-six weeks ended March 1, 2003                                         3


         Consolidated Statements of Cash Flows
         Twenty-six weeks ended March 1, 2003  and March 2, 2002                      4


         Notes to Consolidated Financial Statements                                   5



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                    8


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  15


ITEM 4.  CONTROLS AND PROCEDURES                                                     16


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                           17


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         18


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            19



SIGNATURES AND CERTIFICATIONS                                                        20


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                          March 1,      August 31,
                                                                                           2003           2002
                                                                                         ---------      ---------
                                                                                        (Unaudited)    (Audited)
                                          ASSETS

Current Assets:
     Cash and cash equivalents                                                           $  73,888      $  59,978
     Accounts receivable, net of allowance for doubtful
     accounts of $3,471 and $3,114, respectively                                            99,513         94,322
     Inventories                                                                           215,764        205,563
     Prepaid expenses and other current assets                                               7,558          6,690
     Deferred income taxes                                                                   2,185          4,339
                                                                                         ---------      ---------
                    Total current assets                                                   398,908        370,892
                                                                                         ---------      ---------
Property, Plant and Equipment, net                                                         108,896        112,721
                                                                                         ---------      ---------
Other Assets:
     Goodwill                                                                               63,202         63,202
     Other                                                                                  11,408         16,133
                                                                                         ---------      ---------
                                                                                            74,610         79,335
                                                                                         ---------      ---------
Total Assets                                                                             $ 582,414      $ 562,948
                                                                                         =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                    $  37,836      $  31,561
     Accrued liabilities                                                                    28,587         39,858
     Current portion of long-term notes payable                                                225            213
                                                                                         ---------      ---------
              Total current liabilities                                                     66,648         71,632
Long-term notes payable                                                                      1,194          1,308
Deferred income tax liability                                                               15,092         15,329
                                                                                         ---------      ---------
              Total liabilities                                                             82,934         88,269
                                                                                         ---------      ---------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                              --             --
     Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 38,677,829 and 38,571,254 shares issued, and 34,465,829
     and 34,589,254 shares outstanding, respectively                                            39             38
     Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 32,137,294 and 32,137,294 shares issued and outstanding,
     respectively                                                                               32             32
     Additional paid-in capital                                                            255,449        253,564
     Retained earnings                                                                     308,180        283,348
     Class A treasury stock, at cost, 4,212,000 and 3,982,000 shares, respectively         (64,220)       (62,303)
                                                                                         ---------      ---------
              Total shareholders' equity                                                   499,480        474,679
                                                                                         ---------      ---------
Total Liabilities and Shareholders' Equity                                               $ 582,414      $ 562,948
                                                                                         =========      =========



                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                    Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                    ---------------------     ----------------------
                                    March 1,     March 2,     March 1,      March 2,
                                      2003         2002         2003          2002
                                    --------     --------     --------      --------
Net sales                           $209,633     $194,791     $420,325      $383,643

Cost of goods sold                   114,671      109,674      230,846       216,258
                                    --------     --------     --------      --------
       Gross profit                   94,962       85,117      189,479       167,385

Operating expenses                    74,944       71,387      149,091       140,727
                                    --------     --------     --------      --------
       Income from operations         20,018       13,730       40,388        26,658
                                    --------     --------     --------      --------
Other income:

    Interest income, net                 196          227          445           366

    Other income, net                     37           54           47            97
                                    --------     --------     --------      --------
    Total other income                   233          281          492           463
                                    --------     --------     --------      --------
       Income before provision
       for income taxes               20,251       14,011       40,880        27,121

Provision for income taxes             7,499        5,534       15,647        10,712
                                    --------     --------     --------      --------
       Net income                   $ 12,752     $  8,477     $ 25,233      $ 16,409
                                    ========     ========     ========      ========

Per Share Information (Note 1):
       Net income per common share:

         Basic                      $   0.19     $   0.12     $   0.38      $   0.24
                                    ========     ========     ========      ========
         Diluted                    $   0.19     $   0.12     $   0.37      $   0.23
                                    ========     ========     ========      ========

Weighted average shares used
in computing net income per
common share (Note 1):
         Basic                        66,532       69,012       66,525        68,821
                                    ========     ========     ========      ========
         Diluted                      68,117       71,429       67,358        70,838
                                    ========     ========     ========      ========



                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                      Twenty-Six weeks ended March 1, 2003
                                 (In thousands)
                                   (Unaudited)


                                                   --------------------        --------------------
                                                          Class A                     Class B
                                                   --------------------        --------------------
                                                       Common Stock               Common Stock         Additional
                                                   --------------------        --------------------      Paid-In      Retained
                                                   Shares       Amount         Shares      Amount        Capital      Earnings
                                                   ------     ---------        ------     ---------     ---------     ---------
Balance at August 31, 2002                         38,571     $      38        32,137     $      32     $ 253,564     $ 283,348
Purchases of treasury stock                          --            --            --            --            --            --
Common stock issued under associate stock            --            --            --            --            --            (401)
purchase plan
Exercise of common stock options, including           107             1          --            --           1,885          --
income tax benefit of $630
Net income                                           --            --            --            --            --          25,233
                                                   ------     ---------        ------     ---------     ---------     ---------
Balance at March 1, 2003                           38,678     $      39        32,137     $      32     $ 255,449     $ 308,180
                                                   ------     ---------        ------     ---------     ---------     ---------


                                                          Class A
                                                   ----------------------
                                                      Treasury Stock
                                                   ----------------------
                                                               Amount at
                                                   Shares        Cost          Total
                                                   ------     -----------    ---------
Balance at August 31, 2002                         3,982      $ (62,303)     $ 474,679
Purchases of treasury stock                          283         (2,958)        (2,958)
Common stock issued under associate stock            (53)         1,041            640
purchase plan
Exercise of common stock options, including         --             --            1,886
income tax benefit of $630
Net income                                          --             --           25,233
                                                   -----      ---------      ---------
Balance at March 1, 2003                           4,212      $ (64,220)     $ 499,480
                                                   -----      ---------      ---------

                             See accompanying notes.

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                      Twenty-Six Weeks Ended
                                                                      ----------------------
                                                                      March 1,      March 2,
                                                                        2003          2002
                                                                      --------      --------
Cash Flows from Operating Activities:

Net income                                                            $ 25,233      $ 16,409

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                       7,674         7,648
     Provision for doubtful accounts                                       857         1,432
     Deferred income taxes                                               1,917            42
     Stock option income tax benefit                                       630           567

     Changes in operating assets and liabilities:

         Accounts receivable                                            (6,048)          722
         Inventories                                                   (10,201)       22,802
         Prepaid expenses and other current assets                        (868)       (2,019)
         Other assets                                                    4,725         5,220
         Accounts payable and accrued liabilities                       (4,996)       (6,751)
                                                                      --------      --------

Total adjustments                                                       (6,310)       29,663
                                                                      --------      --------
              Net cash provided by operating activities                 18,923        46,072
                                                                      --------      --------

Cash Flows from Investing Activities:


    Expenditures for property, plant and equipment                      (3,849)       (3,673)
                                                                      --------      --------

              Net cash used in investing activities                     (3,849)       (3,673)
                                                                      --------      --------

Cash Flows from Financing Activities:

   Purchases of treasury stock                                          (2,958)         --
   Proceeds from sale of common stock in connection
   with associate stock purchase plan                                      640           606
   Proceeds from exercise of common stock options                        1,256         7,118
   Net repayments of notes payable                                        (102)         (104)
                                                                      --------      --------

              Net cash (used in) provided by financing activities       (1,164)        7,620
                                                                      --------      --------

Net increase in cash and cash equivalents                               13,910        50,019
Cash and cash equivalents - beginning of period                         59,978        12,466
                                                                      --------      --------
Cash and cash equivalents - end of period                             $ 73,888      $ 62,485
                                                                      ========      ========
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                      22            22
Cash paid for income taxes                                              15,549         7,970


                             See accompanying notes

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first half of fiscal 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Company's fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

                                 Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                 --------------------    ----------------------
                                 March 1,    March 2,    March 1,      March 2,
                                   2003        2002        2003         2002
                                 --------    --------    --------      --------

Net income for EPS
   Computation                   $12,752     $ 8,477     $25,233       $16,409
                                 =======     =======     =======       =======

Basic EPS:
    Weighted average
    Common shares                 66,532      69,012      66,525        68,821
                                 =======     =======     =======       =======

Basic EPS                        $  0.19     $  0.12     $  0.38       $  0.24
                                 =======     =======     =======       =======

Diluted EPS:
Weighted average
Common shares                     66,532      69,012      66,525        68,821

Shares issuable from
Assumed conversion of
Common stock equivalents           1,585       2,417         833         2,017
                                 -------     -------     -------       -------

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)


Weighted average common
and common equivalent shares      68,117      71,429      67,358        70,838
                                 =======     =======     =======       =======

Diluted EPS                      $  0.19     $  0.12     $  0.37       $  0.23
                                 =======     =======     =======       =======


NOTE 2. COMPREHENSIVE INCOME

The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the twenty-six weeks ended March 1, 2003 and March 2, 2002, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations" for a disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted SFAS No. 144 as of September 1, 2002; the impact of the adoption was not material to its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

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

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)


Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no conversion rights or redemption or sinking fund provisions with respect to such stock.

During the first half of fiscal 2003, the Company repurchased 283 shares of its Class A Common Stock for approximately $3 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 53 shares of treasury stock during the first half of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions.

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

The Company has authorized 5 million shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of March 1, 2003, there were no shares of preferred stock issued or outstanding.

NOTE 5.  PRODUCT WARRANTIES

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen and twenty-six week periods ended March 1, 2003 and March 2, 2002 has been minimal. The Company periodically assesses the need for a warranty liability.

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

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED MARCH 1, 2003 AND MARCH 2, 2002

NET SALES increased by $14.8 million, or 7.6%, to $209.6 million in the second quarter of fiscal 2003 from $194.8 million in the second quarter of fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. Net sales were adversely affected during the weeks of Christmas and New Year's in the fiscal 2003 period as a result of our customers extended holiday shutdown periods, and in February 2003 by weather due to significant snowstorms in the Midwest and Northeast, which did not occur in the comparable period in fiscal 2002. The Company gained market share as the number of average active customers increased by 10,000 to 338,000 as compared to 328,000 in the second quarter of fiscal 2002.

GROSS PROFIT increased by $9.8 million, or 11.6%, to $95.0 million in the second quarter of fiscal 2003 from $85.1 million in the second quarter of fiscal 2002. As a percentage of net sales, gross profit increased from 43.7% to 45.3%. The increase in gross profit as a percentage of net sales was the result of modest price increases, an increase in freight revenue from shipping and handling fees, vendor rebates, a favorable change in product mix, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $3.6 million, or 5.0%, to $74.9 million in the second quarter of fiscal 2003 from $71.4 million in the second quarter of fiscal 2002. The increase in operating expenses in dollars was primarily the result of an increase in payroll expenses due to annual salary increases, an increase in head count, increased medical and other benefit related costs and freight expense as compared to the second quarter of fiscal 2002. Additionally, we incurred costs in the second quarter of fiscal 2003 related to the disposition of three small machine shops, which did not occur in the second quarter of fiscal 2002. As a percentage of net sales, operating expenses decreased from 36.6% to 35.8%, which is primarily the result of the distribution of fixed expenses over a larger revenue base.

INCOME FROM OPERATIONS increased by $6.3 million, or 45.8%, to $20.0 million in the second quarter of fiscal 2003 from $13.7 million in the second quarter of fiscal 2002. The increase was primarily attributable to the increase in net sales and improved gross profit margins described above.

INTEREST INCOME, NET. Net interest income was $0.2 million for the second quarter of fiscal 2003 and fiscal 2002.

PROVISION FOR INCOME TAXES. The effective tax rate was approximately 37.0% and 39.5% for the second quarter of fiscal 2003 and fiscal 2002, respectively. The reduction in the effective tax rate is a direct result of settlements from the closing of two tax years. The Company recorded the necessary adjustment to the tax provision in the second quarter of fiscal 2003 to adjust the year to date provision to 38.3%, resulting in the 37.0% effective rate for the second quarter of fiscal 2003. Excluding the effect of these settlements, the effective tax rate is approximately 39.5% for both periods. The Company's expected tax rate for the second half of fiscal 2003 is 38.3%.

NET INCOME increased by $4.3 million, or 50.4%, to $12.8 million in the second quarter of fiscal 2003 from $8.5 million in the second quarter of fiscal 2002. This increase was primarily the result of the increase in income from operations and the favorable change in the effective tax rate as described above.

TWENTY- SIX WEEKS ENDED MARCH 1, 2003 AND MARCH 2, 2002

NET SALES increased by $36.7 million, or 9.6%, to $420.3 million in the first half of fiscal 2003 from $383.6 million in the first half fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. Net sales were adversely affected during the weeks of Christmas and New Year's in the fiscal 2003 period as a result of our customers extended holiday shutdown periods, and in February 2003 by weather due to significant snowstorms in the Midwest and Northeast, which did not occur in the comparable period in fiscal 2002. The Company gained market share as the number of average active customers increased by 11,000 to 338,000 as compared to 327,000 in the first half of fiscal 2002.

GROSS PROFIT increased by $22.1 million, or 13.2%, to $189.5 million in the first half of fiscal 2003 from $167.4 million in the first half of fiscal 2002. As a percentage of net sales, gross profit increased from 43.6% to 45.1%. The increase in gross profit as a percentage of net sales was the result of modest price increases, an increase in freight revenue from shipping and handling fees, vendor rebates, a favorable change in product mix, favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $8.4 million, or 5.9%, to $149.1 million in the first half of fiscal 2003 from $140.7 million in the first half of fiscal 2002. The increase in operating expenses in dollars was primarily the result of an increase in payroll expenses due to annual salary increases, an increase in head count, increased medical and other benefit related costs and freight expense as compared to the first half of fiscal 2002. As a percentage of net sales, operating expenses decreased from 36.7% to 35.5%, primarily the result of the distribution of fixed expenses over a larger revenue base.

INCOME FROM OPERATIONS increased by $13.7 million, or 51.5%, to $40.4 million in the first half of fiscal 2003 from $26.7 million in the first half of fiscal 2002. The increase was primarily attributable to the increase in net sales and improved gross profit margins described above.

INTEREST INCOME, NET. Net interest income was approximately $0.4 million for the first half of fiscal 2003 and fiscal 2002. The slight increase in net interest income is a result of more invested cash in the first half of fiscal 2003 as compared to the first half of fiscal 2002.

PROVISION FOR INCOME TAXES. The effective tax rate was approximately 38.3% and 39.5% for the first half of fiscal 2003 and fiscal 2002, respectively. The reduction in the effective tax rate is a direct result of settlements from the closing of two tax years. Excluding the effect of these settlements, the effective tax rate is approximately 39.5% for both periods. The Company's expected tax rate for the second half of fiscal 2003 is 38.3%.

NET INCOME increased by $8.8 million, or 53.8%, to $25.2 million in the first half of fiscal 2003 from $16.4 million in the first half of fiscal 2002. This increase was primarily the result of the increase in income from operations explained above.

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

         Concentrations of Credit Risk

The Company's mix of receivables is diverse, with approximately 338,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. No significant concentration of credit risk is considered to exist. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash and cash equivalents with a high quality financial institution.

         Inventory Valuation

Inventories primarily consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Slow moving inventory, obsolete inventory or inventory in excess of management's estimated usage is written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

         Deferred Catalog Costs

The costs of producing and distributing the Company's principal catalogs are deferred ($9.1 million and $14.0 million at March 1, 2003 and August 31, 2002, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with Statement Of Position ("SOP") 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

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

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.25% at March 1, 2003) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of March 1, 2003 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

Net cash provided by operating activities for the 26 week periods ended March 1, 2003 and March 2, 2002 were $18.9 million and $46.1 million, respectively. The decrease of approximately $27.1 million in net cash provided from operations resulted from investment in working capital to support an increase in net sales, offset in part by higher net income.

Net cash used in investing activities for the 26 week periods ended March 1, 2003 and March 2, 2002 were $3.8 million and $3.7 million, respectively. The usage of cash in the first half of fiscal 2003 and fiscal 2002 were attributable to expenditures for property, plant and equipment.

The net cash used in financing activities for the 26 week period ended March 1, 2003 was $1.2 million and net cash provided by financing activities for the 26 week period ended March 2, 2002 was $7.6 million. The net cash used in financing activities for the first half of fiscal 2003 was primarily attributable to the purchase of treasury stock, partially offset by the proceeds received from the exercise of common stock options. The net cash provided by financing activities for the first half of fiscal 2002 was primarily attributable to proceeds from the exercise of common stock options.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

On September 26, 2002, the Board of Directors approved the replenishment of the Company's share buyback program which authorized the repurchase of up to 5 million shares of Class A common stock on the open market. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During the first half of fiscal 2003, the Company repurchased 283,000 shares of its Class A Common Stock for approximately $3.0 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 53,000 shares of treasury stock during the first half of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.

RELATED PARTY TRANSACTIONS

         The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for the first half of fiscal 2003 of approximately $0.8 million. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

                                        Total (Including
                                          Related Party      Related Party
                       Fiscal Year        Commitments)        Commitments
                       ---------------- ----------------  -----------------
                       2003                   5,880              1,620
                       2004                   4,750              1,440
                       2005                   3,509              1,312
                       2006                   2,067              1,352
                       2007                   1,694              1,352
                       Thereafter             4,165              3,825
                       ----------           -------            -------
                                            $22,065            $10,901
                                            =======            =======

         Since August 31, 2002 there has been no material change in these obligations. The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $110.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next five years. As of March 1, 2003, the Company was in compliance with the covenants set forth in the Company's credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At March 1, 2003, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.25% at March 1, 2003), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, seeks unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleges that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation, (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Company filed a motion to dismiss on February 3, 2003, and that motion is currently being briefed. The Company intends to defend this action vigorously.

         There are no other material legal proceedings pending against MSC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2003 the Company held its 2003 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's shareholders elected as directors Mitchell Jacobson, Sidney Jacobson, David Sandler, Charles Boehlke, James Schroeder, Shelley Boxer, Roger Fradin, Denis Kelly, Raymond Langton, and Philip Peller.

In addition, the shareholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent certified public accountants of the Company for fiscal year 2003.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1.       Election of Directors


          Nominee                    Votes         Votes           Votes           Broker
           Name                       For         Against        Withheld        Non-Votes

Mitchell Jacobson                 296,670,778    9,280,845           0               0
Sidney Jacobson                   296,684,591    9,267,042           0               0
David Sandler                     304,438,648    1,512,985           0               0
Charles Boehlke                   304,438,648    1,512,985           0               0
James Schroeder                   304,438,648    1,512,985           0               0
Shelley Boxer                     296,684,591    9,267,042           0               0
Roger Fradin                      296,710,489    9,241,144           0               0
Denis Kelly                       296,684,591    9,267,042           0               0
Raymond Langton                   296,684,591    9,267,042           0               0
Philip Peller                     304,438,648    1,512,985           0               0


2. Ratification of Ernst & Young LLP as independent certified public accountants of the Company for fiscal year 2003.


                 Votes          Votes         Votes           Broker
                  For          Against       Withheld       Non-Votes

              304,665,544     1,285,989        100              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

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


                                               MSC INDUSTRIAL DIRECT CO., INC.
                                                           (Registrant)


Dated:        April 1, 2003                    By: /s/ Mitchell Jacobson
         -------------------------------           ---------------------------
                                                   Chairman, President and
                                                   Chief Executive Officer



Dated:        April  1, 2003                   By: /s/ Charles Boehlke
         -------------------------------           ----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

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

Date: April 1, 2003

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


Date: April 1, 2003
                                                 /s/ Charles Boehlke
                                                 ---------------------------
                                                 Executive Vice President
                                                 and Chief Financial Officer