Form 10-Q
period 2003-05-31
MSC INDUSTRIAL DIRECT CO INC
filed 2003-07-15
CIK 1003078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003
                          Commission File No.: 1-14130


                         MSC INDUSTRIAL DIRECT CO., INC.
             (Exact name of registrant as specified in its charter)

                                    NEW YORK                                              11-3289165
     (State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer
                                                                                        Identification No.)

                                 75 MAXESS ROAD
                               MELVILLE, NY 11747
          (Address of principal executive offices, including zip code)

                                 (516) 812-2000
              (Registrant's telephone number, including area code)

                           Website: WWW.MSCDIRECT.COM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes      X            No
                                               ---------            ---------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes      X          No
                                                   ---------         ---------

As of July 11, 2003 34,620,955 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding.

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

                         MSC INDUSTRIAL DIRECT CO., INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                                  PAGE

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets
                  May 31, 2003 and August 31, 2002                                                                         1


                  Consolidated Statements of Income
                  Thirteen and thirty-nine weeks ended May 31, 2003 and June 1, 2002                                       2


                  Consolidated Statement of Shareholders' Equity
                  Thirty-nine weeks ended May 31, 2003                                                                     3


                  Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended May 31, 2003  and June 1, 2002                                                   4


                  Notes to Consolidated Financial Statements                                                               5



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                                9


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              16


ITEM 4.           CONTROLS AND PROCEDURES                                                                                 17


PART II.          OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                                       18


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                        19



SIGNATURES AND CERTIFICATIONS                                                                                             20

41272411.08

PART  I.        FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         MSC INDUSTRIAL DIRECT CO., INC.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                                May 31,           August 31,
                                                                                                 2003                2002
                                                                                                 ----                ----
                                                                                              (Unaudited)         (Audited)
                                          ASSETS
                                          ------
Current Assets:
     Cash and cash equivalents                                                              $       108,764     $       59,978
     Accounts receivable, net of allowance for doubtful
     accounts of $3,219 and $3,114, respectively                                                     95,572             94,322
     Inventories                                                                                    207,540            205,563
     Prepaid expenses and other current assets                                                        9,397              6,690
     Deferred income taxes                                                                            9,645              4,339
                                                                                          -----------------    ---------------
                    Total current assets                                                            430,918            370,892
                                                                                          -----------------    ---------------

Property, Plant and Equipment, net                                                                  107,997            112,721
                                                                                          -----------------    ---------------
Other Assets:
     Goodwill                                                                                        63,202             63,202
     Other                                                                                            9,909             16,133
                                                                                          -----------------    ---------------
                                                                                                     73,111             79,335
                                                                                          -----------------    ---------------
Total Assets                                                                                $       612,026     $      562,948
                                                                                          =================    ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
     Accounts payable                                                                       $        30,743     $       31,561
     Accrued liabilities                                                                             36,800             39,858
     Current portion of long-term notes payable                                                         187                213
                                                                                          -----------------    ---------------
              Total current liabilities                                                              67,730             71,632
Long-term notes payable                                                                               1,178              1,308
Deferred income tax liability                                                                        28,739             15,329
                                                                                          -----------------    ---------------
              Total liabilities                                                                      97,647             88,269
                                                                                          -----------------    ---------------
Shareholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued
       and outstanding                                                                                   -                   -
     Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 38,801,829 and 38,571,254 shares issued, and
         34,606,829 and 34,589,254 shares outstanding, respectively                                      39                 38
     Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 32,137,294 and 32,137,294 shares issued and outstanding,
        respectively                                                                                     32                 32
     Additional paid-in capital                                                                     256,916            253,564
     Retained earnings                                                                              321,267            283,348
     Class A treasury stock, at cost, 4,195,000 and 3,982,000 shares, respectively                  (63,875)           (62,303)
                                                                                          -----------------    ---------------
              Total shareholders' equity                                                            514,379            474,679
                                                                                          -----------------    ---------------
Total Liabilities and Shareholders' Equity                                                  $       612,026     $      562,948
                                                                                          =================    ===============

                             See accompanying notes.
                                     Page 1

                         MSC INDUSTRIAL DIRECT CO., INC.
                        Consolidated Statements of Income

                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                                   -----------------------------------          ----------------------------------
                                                       May 31,           June 1,                    May 31,          June 1,
                                                        2003              2002                       2003              2002
                                                   ----------------  -----------------          ----------------   ---------------

     Net sales                                          $ 215,571          $ 208,592                 $ 635,896         $ 592,235

     Cost of goods sold                                   118,709            117,888                   349,555           334,146
                                                    -------------    ---------------            --------------     -------------

            Gross profit                                   96,862             90,704                   286,341           258,089

     Operating expenses                                    75,915             72,713                   225,006           213,440
                                                    -------------    ---------------            --------------     -------------

            Income from operations                         20,947             17,991                    61,335            44,649
                                                    -------------    ---------------            --------------     -------------

     Other income:

         Interest income, net                                 328                320                       773               686

         Other income, net                                     67               (40)                       114                57
                                                    -------------    ---------------            --------------     -------------

         Total other income                                   395                280                       887               743
                                                    -------------    ---------------            --------------     -------------

            Income before provision
            for income taxes                               21,342             18,271                    62,222            45,392

     Provision for income taxes                             8,174              7,217                    23,821            17,929
                                                    -------------    ---------------            --------------     -------------

            Net income                                  $  13,168          $  11,054                 $  38,401         $  27,463
                                                    =============    ===============            ==============     =============

     Per Share Information (Note 1):
       Net income per common share:

         Basic                                          $    0.20          $    0.16                 $    0.58         $    0.40
                                                    =============    ===============            ==============     =============

         Diluted                                        $    0.19          $    0.15                 $    0.57         $    0.39
                                                    =============    ===============            ==============     =============

     Weighted average shares used in
     computing net income per common share
     (Note 1):
         Basic                                             66,650             69,476                    66,567            69,037
                                                    =============    ===============            ==============     =============

         Diluted                                           68,265             72,006                    67,780            71,125
                                                    =============    ===============            ==============     =============

                             See accompanying notes.
                                     Page 2

                         MSC INDUSTRIAL DIRECT CO., INC.
                 Consolidated Statement of Shareholders' Equity
                      Thirty-Nine weeks ended May 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                   --------------------- --------------------
                                                          Class A               Class B
                                                   --------------------- --------------------    Additional
                                                        Common Stock         Common Stock          Paid-In        Retained
                                                   --------------------- --------------------
                                                    Shares      Amount     Shares    Amount        Capital        Earnings
                                                   --------- ----------- --------- ---------- ---------------- ---------------
Balance at August 31, 2002                            38,571  $       38    32,137  $      32  $       253,564  $     283,348

Purchases of treasury stock                                -           -         -          -                -              -

Common stock issued under associate stock                  -           -         -          -                -          (482)
purchase plan

Exercise of common stock options, including              231           1         -          -            3,352              -
income tax benefit of $563

Net income                                                 -           -         -          -                -         38,401
                                                   --------- ----------- --------- ---------- ---------------- ---------------

Balance at May 31, 2003                               38,802  $       39    32,137  $      32  $       256,916  $     321,267
                                                   --------- ----------- --------- ---------- ---------------- ---------------


                                                          Class A
                                                 -------------------------
                                                      Treasury Stock
                                                 -------------------------
                                                                Amount
                                                  Shares        at Cost        Total
                                                 --------- ---------------- ------------
Balance at August 31, 2002                          3,982  $      (62,303)  $    474,679

Purchases of treasury stock                           283          (2,958)       (2,958)

Common stock issued under associate stock            (70)            1,386           904
purchase plan

Exercise of common stock options, including             -                -         3,353
income tax benefit of $563

Net income                                              -                -        38,401
                                                 --------- ---------------- ------------

Balance at May 31, 2003                             4,195  $      (63,875)      $514,379
                                                 --------- ---------------- ------------


                             See accompanying notes.
                                     Page 3

                         MSC INDUSTRIAL DIRECT CO., INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Thirty-Nine Weeks Ended
                                                                         -------------------------------------------
                                                                             May 31,                  June 1,
                                                                              2003                      2002
                                                                         -----------------        ------------------
Cash Flows from Operating Activities:

Net income                                                                    $  38,401                 $  27,463
Adjustments to reconcile net income to net
cash provided by operating activities:

     Depreciation and amortization                                               11,295                    11,505
     Provision for doubtful accounts                                              1,208                     1,980
     Deferred income taxes                                                        8,104                       547
     Stock option income tax benefit                                                563                     1,066

     Changes in operating assets and liabilities:

         Accounts receivable                                                     (2,458)                  (1,938)
         Inventories                                                             (1,977)                   21,555
         Prepaid expenses and other current assets                               (2,707)                   (2,120)
         Other assets                                                             6,224                     8,158
         Accounts payable and accrued liabilities                                (3,876)                   (3,798)
                                                                         -----------------        ------------------

Total adjustments                                                                16,376                    36,955
                                                                         -----------------        ------------------

              Net cash provided by operating activities                          54,777                    64,418
                                                                         -----------------        ------------------

Cash Flows from Investing Activities:

    Expenditures for property, plant and equipment                               (6,571)                  (5,181)
                                                                         -----------------        ------------------

              Net cash used in investing activities                              (6,571)                  (5,181)
                                                                         -----------------        ------------------

Cash Flows from Financing Activities:

   Purchases of treasury stock                                                   (2,958)                        -
   Proceeds from sale of Class A common stock in connection
   with associate stock purchase plan                                               904                       841
   Proceeds from exercise of Class A common stock options                         2,790                    13,453
   Repayments of notes payable                                                     (156)                     (153)
                                                                         -----------------        ------------------

              Net cash provided by financing activities                             580                    14,141
                                                                         -----------------        ------------------

Net increase in cash and cash equivalents                                        48,786                    73,378

Cash and cash equivalents - beginning of period                                  59,978                    12,466
                                                                         -----------------        ------------------

Cash and cash equivalents - end of period                                    $  108,764                 $  85,844
                                                                         =================        ==================

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                                         $     36                   $    34
                                                                         =================        ==================

Cash paid for income taxes                                                   $   14,483                 $  11,329
                                                                         =================        ==================

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first nine months of fiscal 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The Company's fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:


                                                  Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                           ------------------------------------          --------------------------------------
                                              May 31,                June 1,                  May 31,            June 1,
                                                2003                  2002                      2003              2002
                                           --------------        --------------            --------------    ----------------
Net income for EPS
   Computation                                       $13,168             $11,054                  $38,401           $27,463
                                                    ========            ========                 ========          ========
Basic EPS:
    Weighted average
    common shares                                     66,650              69,476                   66,567            69,037
                                                     =======             =======                  =======           =======

Basic EPS                                              $0.20               $0.16                    $0.58             $0.40
                                                      ======              ======                   ======            ======

Diluted EPS:
Weighted average
common shares                                         66,650              69,476                   66,567            69,037

Shares issuable from
assumed conversion of
common stock equivalents                               1,615               2,530                    1,213             2,088
                                                      ------              ------                   ------            ------

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

Weighted average common
and common equivalent shares                          68,265              72,006                   67,780            71,125
                                                     =======             =======                  =======           =======

Diluted EPS                                            $0.19               $0.15                    $0.57             $0.39
                                                      ======              ======                   ======            ======

NOTE 2.  FAIR VALUE DISCLOSURE OF STOCK OPTIONS

The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, if the Company accounts for its stock options granted under the intrinsic value method.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                      Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                              ------------------------------------          -------------------------------
                                                  May 31,            June 1,                   May 31,          June 1,
                                                    2003              2002                      2003              2002
                                               --------------    --------------            --------------    -------------


Net income, as reported......................          $13,168             $11,054                  $38,401           $27,463
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects................          (2,695)             (3,148)                  (8,505)           (9,261)
                                                      -------             -------                  -------           -------
Pro forma net income.........................         $10,473              $7,906                  $29,896           $18,202
                                                      =======             =======                  =======           =======
Net income per common share:
Net income per common share, as reported.....           $0.20               $0.16                    $0.58             $0.40
Net income per common share, pro forma.......           $0.16               $0.11                    $0.45             $0.26
Diluted net income per common share, as
   reported..................................           $0.19               $0.15                    $0.57             $0.39
Diluted net loss per common share, pro forma.           $0.15               $0.11                    $0.44             $0.26

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)


NOTE 3. COMPREHENSIVE INCOME

The Company complies with the SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the thirty-nine weeks ended May 31, 2003 and June 1, 2002, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE 4 . SHAREHOLDERS' EQUITY

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

During the first nine months of fiscal 2003, the Company repurchased 283 shares of its Class A Common Stock for approximately $3 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 70 shares of treasury stock during the first nine months of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions.

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

The Company has authorized 5 million shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of May 31, 2003, there were no shares of preferred stock issued or outstanding.

NOTE 5.  PRODUCT WARRANTIES

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen and thirty-nine week periods ended May 31, 2003 and June 1, 2002 has been minimal. The Company periodically assesses the need for a warranty liability.

NOTE 6.  SUBSEQUENT EVENTS

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. Initially, the quarterly dividend rate will be $0.05 per share, or $0.20 per share annually. The first dividend is payable on August 11, 2003 to shareholders of record at the close of business on July 31, 2003. The dividend will result in an anticipated payout of approximately $13,300 per year, based on the number of shares currently outstanding.

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

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer in excess of 500,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from approximately four distribution centers and 90 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

RESULTS OF OPERATIONS -
THIRTEEN WEEKS ENDED MAY 31, 2003 AND JUNE 1, 2002

NET SALES increased by $7.0 million, or 3.3%, to $215.6 million in the third quarter of fiscal 2003 from $208.6 million in the third quarter of fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. Net sales in the third quarter of fiscal 2003 were adversely affected by severe snowstorms in the Northeast and Midwest in March and April, and the Iraq conflict. These events did not occur in the comparable period in fiscal 2002. Historically, the Company generally experiences slightly lower average daily sales volume in the fourth quarter as compared to the third quarter due to summer plant shutdowns. The Company anticipates these summer plant shutdowns to be longer in duration than previously experienced due to weak economic conditions, thereby having a more significant impact on net sales in the fourth quarter of fiscal 2003 as compared to previous years.

GROSS PROFIT increased by $6.2 million, or 6.8%, to $96.9 million in the third quarter of fiscal 2003 from $90.7 million in the third quarter of fiscal 2002. As a percentage of net sales, gross profit increased from 43.5% to 44.9%. The increase in gross profit as a percentage of net sales was the result of modest price increases, an increase in freight revenue from shipping and handling fees, vendor rebates, continued favorable product mix, and favorable discounts obtained from vendors.

OPERATING EXPENSES increased by $3.2 million, or 4.4%, to $75.9 million in the third quarter of fiscal 2003 from $72.7 million in the third quarter of fiscal 2002. As a percentage of net sales, operating expenses increased from 34.9% to 35.2%. The increase in operating expenses in dollars was primarily the result of an increase in payroll and payroll related expenses due to annual salary increases, an increase in head count, increased medical and other benefit related costs and freight expense as compared to the third quarter of fiscal 2002.

INCOME FROM OPERATIONS increased by $3.0 million, or 16.4%, to $20.9 million in the third quarter of fiscal 2003 from $18.0 million in the third quarter of fiscal 2002. The increase in dollars was primarily attributable to the increase in net sales and improved gross profit margins described above. As a percentage of net sales, income from operations increased from 8.6% to 9.7%, primarily the result of improved gross profit, offset minimally by an increase in operating expenses.

INTEREST INCOME, NET. Net interest income was $0.3 million for the third quarter of fiscal 2003 and fiscal 2002. The Company had more invested cash in the third quarter of fiscal 2003, which was offset by lower interest rates.

PROVISION FOR INCOME TAXES. The effective tax rate was approximately 38.3% and 39.5% for the third quarter of fiscal 2003 and fiscal 2002, respectively. The reduction in the effective tax rate is a direct result of settlements from the closing of two tax years and benefits received from the donation of inventory to educational institutions. Excluding the effect of these factors, the effective tax rate is approximately 39.5% for both periods. The Company's expected tax rate for the fourth quarter of fiscal 2003 is 38.3%.

NET INCOME increased by $2.1 million, or 19.1%, to $13.2 million in the third quarter of fiscal 2003 from $11.1 million in the third quarter of fiscal 2002. This increase was primarily the result of the increase in income from operations and the favorable change in the effective tax rate as described above.

THIRTY-NINE  WEEKS ENDED MAY 31, 2003 AND JUNE 1, 2002

NET SALES increased by $43.7 million, or 7.4%, to $635.9 million in the first thirty-nine weeks of fiscal 2003 from $592.2 million in the first thirty-nine weeks of fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. Net sales were adversely affected during the weeks of Christmas and New Year's in the fiscal 2003 period as a result of our customers extended holiday shutdown periods, and from February through April 2003 by weather due to significant snowstorms in the Midwest and Northeast, and the Iraq conflict, which did not occur in the comparable period in fiscal 2002. The Company gained market share as the number of average active customers increased by 11,000 to 340,000 as compared to 329,000 in the first thirty-nine weeks of fiscal 2002. Historically, the Company generally experiences slightly lower average daily sales volume in the fourth quarter as compared to the third quarter due to summer plant shutdowns. The Company anticipates these summer plant shutdowns to be longer in duration than previously experienced due to weak economic conditions, thereby having a more significant impact on net sales in the fourth quarter of fiscal 2003 as compared to previous years.

GROSS PROFIT increased by $28.2 million, or 10.9%, to $286.3 million in the first thirty-nine weeks of fiscal 2003 from $258.1 million in the first thirty-nine weeks of fiscal 2002. As a percentage of net sales, gross profit increased from 43.6% to 45.0%. The increase in gross profit as a percentage of net sales was the result of modest price increases, an increase in freight revenue from shipping and handling fees, vendor rebates, continued favorable product mix, favorable discounts obtained from vendors, and the success of the Company's efforts to increase gross profit margins with new and existing customers.

OPERATING EXPENSES increased by $11.6 million, or 5.4%, to $225.0 million in the first thirty-nine weeks of fiscal 2003 from $213.4 million in the first thirty-nine weeks of fiscal 2002. The increase in operating expenses in dollars was primarily the result of an increase in payroll and payroll related expenses due to annual salary increases, an increase in head count, increased medical and other benefit related costs and freight expense as compared to the first thirty-nine weeks of fiscal 2002. As a percentage of net sales, operating expenses decreased from 36.0% to 35.4%, primarily the result of the distribution of fixed expenses over a larger revenue base.

INCOME FROM OPERATIONS increased by $16.7 million, or 37.4%, to $61.3 million in the first thirty-nine weeks of fiscal 2003 from $44.6 million in the first thirty-nine weeks of fiscal 2002. The increase in dollars was primarily attributable to the increase in net sales and improved gross profit margins described above. As a percentage of net sales, income from operations increased from 7.5% to 9.6%, primarily the result of improved gross profit, offset minimally by an increase in operating expenses.

INTEREST INCOME, NET. Net interest income was approximately $0.8 million and $0.7 million for the first thirty-nine weeks of fiscal 2003 and fiscal 2002, respectively. The slight increase in net interest income is a result of more invested cash in the first thirty-nine weeks of fiscal 2003 as compared to the first thirty-nine weeks of fiscal 2002, which was offset by lower interest rates.

PROVISION FOR INCOME TAXES. The effective tax rate was approximately 38.3% and 39.5% for the first thirty-nine weeks of fiscal 2003 and fiscal 2002, respectively. The reduction in the effective tax rate is a direct result of settlements from the closing of two tax years and benefits received from the donation of inventory to educational institutions. Excluding the effect of these factors, the effective tax rate is approximately 39.5% for both periods. The Company's expected tax rate for the fourth quarter of fiscal 2003 is 38.3%.

NET INCOME increased by $10.9 million, or 39.8%, to $38.4 million in the first thirty-nine weeks of fiscal 2003 from $27.5 million in the first thirty-nine weeks of fiscal 2002. This increase was primarily the result of the increase in income from operations explained above.

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

         Concentrations of Credit Risk
         -----------------------------

The Company's mix of receivables is diverse, with approximately 340,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. No significant concentration of credit risk is considered to exist. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash and cash equivalents with high quality financial institutions.

         Inventory Valuation
         -------------------

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

          Deferred Catalog Costs
          ----------------------

The costs of producing and distributing the Company's principal catalogs are deferred ($7.6 million and $14.0 million at May 31, 2003 and August 31, 2002, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with Statement Of Position ("SOP") 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

         Revenue Recognition
         -------------------

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

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.25% at May 31, 2003) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of May 31, 2003 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

Net cash provided by operating activities for the thirty-nine week periods ended May 31, 2003 and June 1, 2002 was $54.8 million and $64.4 million, respectively. The decrease of approximately $9.6 million in net cash provided by operations resulted from investment in working capital to support an increase in net sales, partially offset by fluctuations in net deferred tax liabilities and higher net income.

Net cash used in investing activities for the thirty-nine week periods ended May 31, 2003 and June 1, 2002 was $6.6 million and $5.2 million, respectively. The usage of cash in the first thirty-nine weeks of fiscal 2003 and fiscal 2002 was attributable to expenditures for property, plant and equipment.

Net cash provided by financing activities for the thirty-nine week period ended May 31, 2003 and June 1, 2002 was $0.6 million and $14.1 million, respectively. The net cash provided by financing activities for the first thirty-nine weeks of fiscal 2003 was primarily attributable to the proceeds received from the exercise of Class A common stock options, sales of Class A common stock in connection with the associate stock purchase plan, principally offset by the purchase of Class A treasury stock. The net cash provided by financing activities for the first thirty-nine weeks of fiscal 2002 was primarily attributable to proceeds from the exercise of Class A common stock options.

The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs in the near future.

On September 26, 2002, the Board of Directors approved the replenishment of the Company's share buyback program which authorized the repurchase of up to 5 million shares of Class A common stock on the open market. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During the first thirty-nine weeks of fiscal 2003, the Company repurchased 283,000 shares of its Class A Common Stock for approximately $3.0 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 70,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. Initially, the quarterly dividend rate will be $0.05 per share, or $0.20 per share annually. The first dividend is payable on August 11, 2003 to shareholders of record at the close of business on July 31, 2003. The dividend will result in an anticipated payout of approximately $13.3 million per year, based on the number of shares currently outstanding.

RELATED PARTY TRANSACTIONS

         The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirty-nine weeks of fiscal 2003 of approximately $1.0 million. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

                                                         Total (Including
                                                          Related Party             Related Party
                      Fiscal Year                          Commitments)              Commitments
                      ----------------------            -----------------           ----------------
                      2003                                         5,880                      1,620
                      2004                                         4,750                      1,440
                      2005                                         3,509                      1,312
                      2006                                         2,067                      1,352
                      2007                                         1,694                      1,352
                      Thereafter                                   4,165                      3,825
                      ----------                        ----------------            ---------------
                                                                 $22,065                    $10,901
                                                        ================            ===============

         Since August 31, 2002 there has been no material change in these obligations. The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $110.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next five years. As of May 31, 2003, the Company was in compliance with the covenants set forth in the Company's credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is a long-term note payable under a revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At May 31, 2003, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.25% at May 31, 2003), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, seeks unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleges that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation, (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Company filed a motion to dismiss on February 3, 2003, and the Company and the plaintiffs submitted briefs. Oral arguments on the motion have not yet been scheduled. The Company intends to defend this action vigorously.

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

a.  Exhibits:
    --------

    99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K:
    -------------------

                The Company filed a Form 8-K on April 3, 2003 in connection with a press release dated April 3, 2003 announcing the results of operations for the quarterly period ended March 1, 2003.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MSC INDUSTRIAL DIRECT CO., INC.
                                                        (Registrant)


Dated:        July 11, 2003                By:   /s/ Mitchell Jacobson
         -------------------------------   ---------------------------
                                                     Chairman, President and
                                                     Chief Executive Officer



Dated:        July  11, 2003               By:   /s/ Charles Boehlke
         -------------------------------   ----------------------------
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                  CERTIFICATION

I, Mitchell Jacobson, Chief Executive Officer of MSC Industrial Direct Co., Inc., certify that:

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

Date: July 11, 2003

                                                /s/ Mitchell Jacobson
                                                ------------------------------
                                                Chairman, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Charles Boehlke, Chief Financial Officer of MSC Industrial Direct Co., Inc., certify that:

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


Date: July 11, 2003
                                               /s/ Charles Boehlke
                                               ------------------------------
                                               Executive Vice President
                                               and Chief Financial Officer