Form 10-K
period 2003-08-30
MSC INDUSTRIAL DIRECT CO INC
filed 2003-11-06
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-14130

MSC INDUSTRIAL DIRECT CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	11-3289165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
75 Maxess Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(516) 812-2000
(Registrant's telephone number, including area code)

WEBSITE: WWW.MSCDIRECT.COM

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.001	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒    No ☐

        As of November 5, 2003, 33,837,489 shares of Class A Common Stock and 32,137,294 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was approximately $817,524,078.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's Proxy Statement for its 2004 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED AUGUST 30, 2003

ITEMS IN FORM 10-K

PART I.

ITEM 1.    BUSINESS.

        This Annual Report on Form 10-K (including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations")) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risks of war, terrorism, and similar hostilities, and availability of acquisition opportunities. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

General

        MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, "MSC" or the "Company" or "we") is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer over 500,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and service our customers from approximately 90 branch offices and four distribution centers. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

  •
  Our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs.

  •
  We guarantee same-day shipping of our core business products, which enables our customers to reduce their inventory investment and carrying costs.

  •
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

  •
  We have extensive E-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real time inventory, customer specific pricing, workflow management tools and other features. We can also interface directly with many purchasing portals such as ARIBA and I-Procure. In addition we offer Vendor Managed Inventory ("VMI") systems that can lower customers' inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency.

        Our customers include a wide range of purchasers of industrial supply products, from one-person machine shops to Fortune 1000 companies, to government agencies including the United States Postal Service ("USPS"). Our core business focuses on selling relatively higher margin, lower volume products and had an average order size of approximately $224 in fiscal 2003. We have in excess of 343,000 combined active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC's various publications and place their orders by telephone, the Internet, direct computer link or facsimile.

        We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC's distribution centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC's distribution centers allow for next day ground delivery via low cost ground carriers in 36 states. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to expand our geographic coverage of next day ground delivery throughout the continental United States which at some point in the future may require the expansion of existing facilities or the opening of new facilities.

Industry Overview

        MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous small retailers, dealerships and distributors, most of which have annual sales of less than $15 million, that supply a majority of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers' own sales forces.

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

        We believe that the administrative costs associated with manually placing a purchase order can be in excess of $100 per order (based on industry estimates). Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide a broad selection of products, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, such as those offered by premier companies such as MSC.

        Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. This trend has been exacerbated by the prolonged slowdown in United States manufacturing activity. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, we have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

        We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing and shipping costs, inventory investment and carrying costs, internal distribution costs and administrative inefficiencies are reduced. We try to achieve this through:

  •
  consolidation of multiple sources of supply into fewer suppliers;

  •
  consolidation of multiple purchase orders into a single purchase order;

  •
  consolidation of multiple invoices into a single invoice;

  •
  significant reduction in tracking of invoices;

  •
  significant reduction in stocking decisions;

  •
  reduction of purchases for inventory;

  •
  e-commerce capabilities.

Business Strategy

        Our business strategy is to reduce our customers' total cost of procurement for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

  •
  a broad selection of in-stock products;

  •
  offering both name brand and generic products;

  •
  prompt response and same-day shipping;

  •
  superior, value-added customer service;

  •
  competitive pricing;

  •
  targeted direct mail marketing; and

  •
  a commitment to technological innovation.

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

        Superior Customer Service.    Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, our in-bound sales representatives implement the "one call does it all" philosophy. In-bound sales representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

        Targeted Direct Mail Marketing Strategy.    Our primary tools for marketing and product reference are the annual master catalogs used to showcase over 500,000 items. In fiscal 2003, our master catalogs were supplemented by 91 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 1.5 million companies with 1.9 million individual contacts, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publication circulation decreased from 37.7 million in fiscal 2001 to approximately 33.5 million in fiscal 2003. This planned decrease in mailings is in line with our continuing strategy to increase the productivity of our direct marketing efforts and increase overall return on advertising dollars spent.

        Commitment to Technological Innovation.    We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the SKUs (over 500,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. MSC's website MSCDirect.com is a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCDirect.com site offers a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions. For those customers who do not have internet access, we continue to offer our Customer Direct Access Plus System which allows a customer to order products directly, set purchase limits for particular buyers, run customized reports of purchasing history and select from a variety of billing options. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. We have recently introduced our Vendor Managed Inventory ("VMI") system. Each bin item in the customer's on site stockroom is bar coded and scanned into our VMI system. The customer monitors the inventory levels and replenishes any item simply by scanning the bar code. The order is then electronically downloaded into our Sales Order Entry system thereby enabling the customer to lower their procurement costs and maintain lower inventory levels.

Growth Strategy

        Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

  •
  expanding next day ground delivery into new markets;

  •
  targeting the circulation of the master catalog and our direct mail campaign;

  •
  developing government and national account programs;

  •
  increasing the number of product lines and SKUs offered including generic and imported products;

  •
  continually developing technological innovations employing modern technologies to reduce our customers' costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

  •
  maintaining excellent customer support service; and

  •
  increasing the productivity of our direct sales force.

        Expanding next day ground delivery.    Our experience has been that sales in areas accessible by next day ground delivery are significantly greater than in areas with second day delivery. Accordingly, our long-term goal is to expand our geographic coverage of next day ground delivery throughout the United States, which at some point in the future may require the expansion of existing facilities or the opening of new facilities.

        Targeted circulation of our master catalog and direct mail campaign.    We have accumulated a buyer database of approximately 1.5 million companies with 1.9 million individual contacts, and industry expertise within specific markets. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalogs. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

        Develop Government and National Account Programs.    The Company has developed internal government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these segments and that they are an integral part of our customer diversification program. This allocation of resources will allow the Company to better support these customers, expand our customer acquisition activities and is a key component of our overall growth strategy.

        Increasing the Number of Product Lines and SKUs.    We believe that continuing to increase the breadth of our product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchases of our customers and to attract new customers. To continue to provide a diverse product line and maintain profit margins in our competitive market place, the Company has sought out vendors to supply higher margin generic and imported products. In fiscal 2003, we added approximately 30,000 SKUs, which is the net result of new SKU additions reduced by deletions of older slow moving SKU items, and currently have over 500,000 SKUs in total. We generally add SKUs in response to the feedback we receive from our existing customers.

        E-commerce capabilities.    MSCDirect.com is a proprietary business-to-business horizontal marketplace serving the industrial market that offers customers full access to our catalog, and all orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. MSCDirect.com utilizes the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers needs first. It is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. We believe MSCDirect.com is a key component of our strategy to reduce customers' MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our back-end systems. Most orders move directly from the customers' desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate our site and solicit customer feedback, making on-going improvements targeted at allowing MSCDirect.com to remain one of the premier sites in its marketplace. Our MSCDirect.com marketing campaign continued in fiscal year 2003 to raise awareness and drive volume to the website. MSCDirect.com generated revenue of more than $90 million in fiscal year 2003, a 49% increase over the prior year.

        E-commerce portals sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these portals including, among others, Ariba, Perfect Commerce, Oracle, SAP and I-Procure. We continue to evaluate and expand our capabilities in these areas, when they can provide value for our customers.

        Maintain Excellent Customer Support Service.    Our goal is to anticipate a customer's service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. Our "one call does it all" philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers' needs provide a market differentiator, which enables us to retain existing customers and grow our customer base.

        Increasing the productivity of our direct sales force.    We believe that improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend.

Products

        We currently offer over 500,000 SKUs, representing a broad range of MRO (including metal working) product lines that include: cutting tools; measuring instruments; tooling components; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools, safety, janitorial, plumbing, material handling, power transmission, electrical supplies as well as other categories. We attribute a portion of our sales growth to the total number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new products to our existing product categories. Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a "good-better-best" product selection alternative. This alternative provides similar product offerings with varying degrees of name recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

        Our in-bound sales representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers' industrial supply costs.

        We purchase substantially all of our products directly from approximately 2,600 suppliers. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2003. Generic products are manufactured by third parties to our specifications.

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

Sales and Marketing

        Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops, to Fortune 1000 companies, to government agencies including the USPS. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $224 in fiscal 2003. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for 73% of the Company's revenue in fiscal 2003), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

        One focus area for our sales force is the execution of new contracts with both the General Services Administration ("GSA") and the USPS. We believe that expanding our business with government agencies will assist us to better manage periodic downturns in the manufacturing industry, as have been recently experienced. These national relationships are for MRO products and are well matched to MSC's product breadth and depth. GSA customers include military bases, veteran's hospitals, federal correctional facilities, army corps of engineers facilities, etc. The USPS Contract connects MSC to over 37,000 Postal Facilities nation-wide, including bulk mail centers, processing centers, vehicle maintenance facilities, post offices and more.

        We also plan to continue our successful strategy of growing national account sales through the acquisition of new and penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supply base and drive costs out of their supply chain. By adding national accounts we are able to diversify into new customer segments, strengthen our MRO product lines and acquire the scale that helps the company achieve our purchasing goals.

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

        We have in excess of 343,000 combined active customers (companies which have purchased at least once during the past 12 months). Typically, a customer's industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this directmarketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile, Internet or direct computer link.

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

        We rely on approximately 570 in-bound sales representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our "one call does it all" philosophy is predicated on the ability of the sales representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by distribution center on all of SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

        MSC's in-bound sales representatives at our call centers undergo an intensive two-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the sales representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

        Approximately 430 direct sales representatives work out of our branches to drive a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization feedback on competitive landscape, purchasing trends and help to drive process and service improvement in order for MSC to retain and increase our market position.

Branch Offices

        We currently operate approximately 90 branch offices located in 36 states. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts.

Publications

        Our primary reference tool is our annual 4,640 page master catalog, which is supported by specialty and promotional catalogs and brochures. We use specialty and promotional publications to target customers in specific areas, such as welding, electrical supply and hose and tubing. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

        MSC's in-house marketing staff designs and produces all of our catalogs, brochures and newspapers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalog, brochure more quickly.

        As reflected in the following table, the number of publication titles has decreased from approximately 105 in fiscal 2001 to approximately 91 in fiscal 2003. The number of pieces mailed has decreased from approximately 37.7 million in fiscal 2001 to approximately 33.5 million in fiscal 2003. The decrease in circulation and number of publications are a result of our ongoing strategy to increase direct mail productivity and increase overall return on advertising dollars spent.

	Fiscal Year Ended
	September 1, 2001 (53 weeks)	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)
Number of publication titles	105	98	91
Number of publications mailed	37,700,000	36,000,000	33,500,000

Customer Service

        One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our four distribution centers. Calls are received by telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of in-stock products if the order is received prior to regional cut-off times and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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

        In addition to developing the proprietary computer software programs for use in the telemarketing and distribution operations, we have also developed a proprietary MRO management system, the Customer Direct Access Plus System or "CDA." CDA is designed for customers who, for security or operational reasons, do not have access to the internet, and is intended to automate, simplify and control the administration and management of MRO purchasing by giving the customer direct access to our information and ordering systems for automatic product selection, customization of purchasing parameters, and a variety of report generation and product tracking capabilities. CDA also provides cross-referencing capability to a customer's own product stock numbers for ease of ordering. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. In addition, we have developed a Windows®-based CD-ROM electronic catalog package and we provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI (Vendor Managed Inventory) initiative that provides for back-end integration of off-site scanner-accumulated orders directly into our Sales Order Entry system.

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

Competition

        The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe we compete effectively on all such criteria.

Associates

        As of October 21, 2003, we employed approximately 2,853 associates, including approximately 2,691 full-time and approximately 162 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

        The Company's Internet address is www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the Securities and Exchange Commission.

Risk Factors

        In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating the Company and its business. Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Changes in our customer and product mix could cause our gross margin percentage to fluctuate.

        From time to time we have experienced changes in our customer mix and in our product mix since our formation. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix could cause our gross margin percentage to fluctuate or decline from time to time in the future.

Our industry is consolidating which could cause it to become more competitive.

        The business of selling MRO supplies in North America is currently undergoing some consolidation. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers.

        Traditional MRO suppliers are attempting to consolidate the market through internal expansion, through acquisition or merger with other industrial and construction suppliers, or through a combination of both. This consolidation allows suppliers to improve efficiency and spread fixed costs over a greater number of sales, and to achieve other benefits derived from economies of scale.

        Customers are increasingly aware of the total costs of fulfillment, and of their need to have consistent sources of supply at multiple locations. Consistent sources of supply provide not just reliable product quantities, but also consistent pricing, quality, services and engineering capabilities. We believe these customer needs could result in fewer suppliers as the industry consolidates, and as the remaining suppliers become larger and capable of being a consistent source of supply.

        The trend of our industry toward consolidation could make it more difficult for us to maintain our operating margins. There can be no assurance that we will be able to take advantage of the trend or that we can do so effectively.

        In addition, as various sectors of the industrial and construction customer base face increased foreign competition, and in fact lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

We operate in a highly competitive industry.

        The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors.

        Although we have recently had success in diversifying our customer base, which we believe will assist us to better manage periodic downturns in the manufacturing industry, there can be no assurance that sales to these additional customers will offset the adverse effects of other competitive trends in our industry, including those discussed above.

The risk of cancellation or rescheduling of orders may cause our operating results to fluctuate.

        The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers' business needs or purchasing budgets. Additionally, although our customer base is diverse, ranging from one-person machine shops to Fortune 1000 companies and large government agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

        Our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, such as the severe winter weather experienced during the third quarter of fiscal 2003 and the longshoreman's strike on the West Coast in fiscal 2002, affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

The risks of war, terrorism, and similar hostilities may adversely affect our operating results.

        In addition to having an impact on general economic conditions, events such as the attacks of September 11, 2001 and the recent conflict in Iraq may adversely affect our revenues and our ability to service our customers. We believe that both the events of September 11, 2001 and the Iraq conflict had an adverse effect on our results of operations, although the impact of such events can be difficult to quantify.

Disruptions of our information systems could adversely affect us.

        We believe that our computer software programs are an integral part of our business and growth strategies. We depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers. Any disruption in the operation of our information systems, including widespread power outages such as those that affected the northeastern and midwest United States in August 2003, could have a material adverse effect on our business, financial condition and results of operations. Although we utilize disaster recovery techniques and procedures, which we believe are adequate to fulfill our needs, and we believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future, there can be no assurance that disruptions of our information systems will not occur.

Our success is dependent on certain key personnel.

        Our success depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

Distribution Center Expansions

        In the future, as part of our long term strategic planning, we may open new distribution centers to improve our efficiency, geographic distribution and market penetration. Moving or opening distribution centers requires a substantial capital investment, including expenditures for real estate and construction, and a substantial investment in inventory. In addition, new distribution centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new distribution center. Additionally, until sales volumes mature at new distribution centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new distribution centers could have a material adverse effect on our geographic expansion and may impact results of operations.

Availability of and Integration of Prospective Acquisitions

        Acquisitions have played a limited role in our recent growth. From time to time in the future, we may pursue selected acquisitions that either expand or complement our business in new or existing markets. There can be no assurance that we will be able to identify and to acquire acceptable acquisition candidates on terms favorable to us and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on our growth strategy. We are not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate.

Our common stock price may be volatile.

        We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate

(notably the durable and non-durable goods manufacturing industry, which accounted for 73% of our revenue in fiscal 2003), and changes in general market conditions, could cause the market price of our Class A Common Stock to fluctuate substantially. In addition, sales of a substantial number of shares of our common stock in the public market could adversely affect the prevailing market price of our Class A Common Stock.

Our principal shareholders exercise significant control over us.

        Our Chief Executive Officer, his sister, certain of their family members and related trusts collectively own 100% of the outstanding shares of Class B Common Stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company's shareholders for approval.

Shares Eligible for Future Sale

        Sales of a substantial number of shares of Class A Common Stock in the public market could adversely affect the prevailing market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of its equity securities. As of August 30, 2003, there were 33,642,511 shares of Class A Common Stock outstanding. In addition, there were 6,820,000 shares of Class A Common Stock reserved for issuance (i) upon the exercise of options granted under the Company's 1995, 1998, and 2001 Stock Option Plans, (ii) under the 1995 Restricted Stock Plan, and (iii) under the Company's 1998 Associate Stock Purchase Plan. Options to purchase an additional 4,505,000 shares of Class A Common Stock may be granted under the Company's 2001 Stock Option Plan.

        Our Class B Common Stock is convertible, on a one-for-one basis, into our Class A Common Stock at any time. As of August 30, 2003, there were 32,137,294 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock (and the shares of Class A Common Stock into which such shares are convertible) are "restricted securities" for purposes of the Securities Act.

        Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

ITEM 2.    PROPERTIES.

        We have distribution centers in the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	525,000	October 1990
Elkhart, Indiana(2)	392,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	307,000	November 1999

(1)
The related party lease for this facility expires on July 1, 2023.

(2)
This facility is owned by MSC.

        We maintain approximately 90 branch offices located in 36 states, ranging in size from 670 to 55,000 square feet. The leases for these branch offices will expire at various periods between December 2003 and July 2012. The aggregate annual lease payments on these branches and the Atlanta distribution center in fiscal 2003 was approximately $5,007,000.

        We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York.

        We believe that our facilities will be adequate for our current needs and that for the foreseeable future, suitable additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS.

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). See Note 12 of the Notes to the Consolidated Financial Statements. A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Court granted the Company's motion to dismiss the amended complaint on September 13, 2003. The plaintiffs were granted leave to re-plead their complaint and had until October 28, 2003 to file a second amended complaint. On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250,000. It is anticipated that substantially all of the settlement will be covered by insurance. Finalization of the settlement will require the approval of the Court.

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

        The following table sets forth the range of the high and low closing sales prices as reported by the NYSE along with the cash dividends per share for the period from September 1, 2001 to August 30, 2003.

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 30, 2003
	High	Low	Class A & Class B
First Quarter	$17.73	$10.26	$—
Second Quarter	19.49	16.60	—
Third Quarter	19.50	15.99	—
Fourth Quarter	21.78	17.24	.05
	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 31, 2002
	High	Low	Class A & Class B
First Quarter	$19.07	$14.50	$—
Second Quarter	21.55	18.23	—
Third Quarter	23.90	17.80	—
Fourth Quarter	20.00	10.51	—

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. The Board of Directors established a quarterly dividend rate of $0.05 per share, or $0.20 per share annually. This policy is reviewed regularly by the Board of Directors. The first dividend was paid on August 11, 2003 for approximately $3.3 million to shareholders of record at the close of business on July 31, 2003. On October 29, 2003 the Board of Directors approved a second dividend of $.05 per share payable on November 26, 2003 to shareholders of record at the close of business on November 17, 2003. The dividend will result in an anticipated payout of approximately $3.3 million based on the number of shares currently outstanding. The provisions of the Company's revolving credit agreement limit the payment of dividends in each fiscal year to 50% of net income in the immediately preceding fiscal year plus $10.0 million.

        On November 3, 2003, the last reported sales price for MSC's Class A Common Stock on the NYSE was $24.56 per share.

        The approximate number of holders of record of MSC's Class A Common Stock as of November 3, 2003 was 603. The number of holders of record of MSC's Class B Common Stock as of November 3, 2003 was 14.

Equity Compensation Plan Information

        Information for our equity compensation plans in effect as of August 30, 2003 is as follows (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,820,000	$14.09	4,505,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,820,000	$14.09	4,505,000

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 1, 2001, August 31, 2002 and August 30, 2003 and the selected consolidated balance sheet data as of August 31, 2002 and August 30, 2003 are derived from MSC's audited consolidated financial statements which are included elsewhere herein see "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated income statement data for the fiscal year ended August 26, 2000 and the selected consolidated balance sheet data as of September 1, 2001, and August 26, 2000 are derived from MSC's audited consolidated financial statements not included herein. The selected consolidated income statement data for the fiscal year ended August 28, 1999 and the selected consolidated balance sheet data as August 28, 1999 are derived from MSC's unaudited consolidated financial statements not included herein.

	Fiscal Year Ended
	August 28, 1999 (52 weeks)	August 26, 2000 (52 weeks)	September 1, 2001 (53 weeks)	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)
	(Unaudited)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$683,420	$831,294	$869,231	$793,976	$844,663
Gross profit	288,936	333,692	375,140	346,160	379,698
Operating expenses	211,875	251,665	288,744	286,185	296,760
Income from operations	77,061	82,027	86,396	59,975	82,938
Income taxes	30,037	30,680	32,834	23,773	32,321
Net income	46,003	46,166	39,905	36,415	52,092
Net income per common share:
Basic	.69	.69	.59	.53	.78
Diluted	.67	.68	.57	.51	.77
Weighted average common shares outstanding:
Basic	67,056	67,215	68,198	68,918	66,537
Diluted	68,317	68,203	69,449	70,783	67,912
Selected Operating Data:(1)
Active customers	254	292	315	329	343
Approximate Number of SKUs	370	410	460	500	530
Orders entered	3,429	3,703	3,985	3,721	3,777
Number of publications mailed	22,800	28,800	37,700	36,000	33,500
Number of publication titles (not in thousands)	90	100	105	98	91
Consolidated Balance Sheet Data (at period end):
Working capital	$248,070	$290,829	$281,673	$299,260	$353,940
Total assets	514,384	576,609	553,317	562,948	618,970
Short-term debt	306	244	214	213	169
Long-term debt, net of current portion	69,468	68,398	1,517	1,308	1,132
Shareholders' equity	356,492	415,805	466,143	474,679	510,355

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—General."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

  •
  Expanding next day ground delivery into new markets, targeting the circulation of our master catalog and our direct mail campaign;

  •
  developing government and national account programs;

  •
  increasing the number of product lines and SKUs offered including generic and imported products;

  •
  continually developing technological innovations employing modern technologies to reduce our customers' costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

  •
  maintaining excellent customer support service; and

  •
  increasing the productivity of our direct sales force.

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

	Fiscal Year Ended
	September 1, 2001*	August 31, 2002	August 30, 2003
Net sales (dollars in thousands)	$869,231	$793,976	$844,663

Net sales	100.0%	100.0%	100.0%
Gross profit	43.2	43.6	45.0
Operating expenses	33.2	36.0	35.1
Income from operations	9.9	7.6	9.8
Net income	4.6	4.6	6.2

*
53 weeks

Fiscal Year Ended August 30, 2003 Compared to Fiscal Year Ended August 31, 2002

        Net sales increased by $50.7 million, or 6.4%, to $844.7 million during fiscal 2003 from $794.0 million in fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers (which increased approximately 4.2% in fiscal 2003, as compared to fiscal 2002).

        Gross profit increased by $33.5 million, or 9.7%, to $379.7 million during fiscal 2003 from $346.2 million in fiscal 2002. As a percentage of net sales, gross profit increased from 43.6% to 45.0%.

The increase in gross profit as a percentage of net sales was the result of modest price increases, vendor rebates, continued favorable product mix, favorable discounts obtained from vendors and the success of the Company's efforts to increase gross profit margins with new and existing customers.

        Operating expenses increased by $10.6 million, or 3.7%, to $296.8 million during fiscal 2003 from $286.2 million in fiscal 2002. The increase in operating expenses in dollars was primarily the result of an increase in payroll and payroll related expenses due to annual salary increases, increased medical and other benefit related costs offset by a decrease in the number of associates and an increase in freight expense as compared to fiscal 2002. These increases were partially offset by a decrease in advertising expense primarily due to a planned reduction in the number of publications mailed. As a percentage of net sales, operating expenses decreased from 36.0% to 35.1%, primarily as the result of the allocation of fixed expenses over a larger revenue base.

        Income from operations increased by $22.9 million, or 38.2%, to $82.9 million during fiscal 2003 from $60.0 million in fiscal 2002. The increase was primarily attributable to an increase in gross profit margin, offset in part by an increase in operating expenses.

        Interest income, net increased by $0.4 million to $1.4 million in fiscal 2003 from $1.0 million in fiscal 2002. The increase in net interest income is a result of more invested cash, partially offset by lower interest rates.

        Provision for income taxes.    The effective tax rate was approximately 38.3% and 39.5% for fiscal 2003 and fiscal 2002, respectively. The decrease in the effective tax rate is primarily a result of charitable contributions made during fiscal 2003. Excluding the effect of these contributions, the effective tax rate is approximately 39.8% and 39.5% for fiscal 2003 and fiscal 2002, respectively.

        Net income.    Net income increased by $15.7 million, or 43.1%, to $52.1 million in fiscal 2003 from $36.4 million in fiscal 2002. The factors which affected net income have been discussed above. Diluted earnings per share increased to $.77 for fiscal 2003 from $.51 for fiscal 2002. This is the result of the increase in net income in fiscal 2003 and a decrease in the diluted weighted average shares primarily due to the repurchase of the Company's outstanding Class A stock which is now reflected as treasury stock.

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

        Operating expenses decreased by $2.5 million, or 0.9%, to $286.2 million during fiscal 2002 from $288.7 million in fiscal 2001. The decrease in operating expenses in dollars was a result of decreased amortization of goodwill expense, cost reduction programs initiated in fiscal 2002 and a decline in volume related variable expenses. These expenses were partially offset by the increase in payroll and benefit related costs as compared to fiscal 2001. In addition fiscal 2001 had contained 53 weeks of operating expenses, as discussed above. As a percentage of net sales, operating expenses increased from 33.2% to 36.0%, primarily the result of the distribution of fixed expenses over a relatively lower net sales base. Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142. In accordance with this standard, amortization expense on goodwill in the amount of approximately $1.8 million was not required to be recorded and is not included in operating expense in fiscal 2002 as compared to the amount recorded in fiscal 2001.

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

  Quarterly Results and Seasonality

        The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

	Year Ended August 31, 2002				Year Ended August 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands) (Unaudited)
Consolidated Income Statement Data:
Net sales	$188,852	$194,791	$208,592	$201,741	$210,692	$209,633	$215,571	$208,767
Gross profit	82,268	85,117	90,704	88,071	94,517	94,962	96,862	93,357
Income from operations	12,928	13,730	17,991	15,326	20,370	20,018	20,947	21,603
Net income	7,932	8,477	11,054	8,952	12,481	12,752	13,168	13,691
Net income per share:
Basic	.12	.12	.16	.13	.19	.19	.20	.21
Diluted	.11	.12	.15	.13	.19	.19	.19	.20

We have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary sources of financing have been cash from operations, supplemented by bank borrowings under our credit facility. Working capital increased from $299.3 million in fiscal 2002 to $353.9 million in fiscal 2003. This is primarily the result of the increase in cash and cash equivalents from $60.0 million in fiscal 2002 to $114.3 million in fiscal 2003. Total Assets increased from $562.9 million in fiscal 2002 to $619.0 million in fiscal 2003. We anticipate cash flows from operations, available cash resources and available lines of credit will be adequate to support our operations for the next 12 months.

        Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.0% at August 30, 2003) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from per annum based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of August 30, 2003 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

        Net cash provided by operating activities for the fiscal years ended August 30, 2003 and August 31, 2002 was $83.7 million and $84.9 million respectively. The decrease of approximately $1.2 million in net cash provided from operations resulted from investment in working capital to support an increase in net sales, principally offset by fluctuations in net deferred tax liabilities and higher net income.

        Net cash used in investing activities for the fiscal years ended August 30, 2003 and August 31, 2002 were $9.6 million and $7.8 million, respectively. The net usage of cash in fiscal 2003 and fiscal 2002 were primarily attributable to expenditures for property, plant and equipment.

        Net cash used in financing activities for the fiscal years ended August 30, 2003 and August 31, 2002 were $19.7 million and $29.5 million, respectively. The decrease of approximately $9.8 million in net cash used in financing activities for fiscal 2003 was attributable to the reduction in purchases of Class A treasury stock, partially offset by the quarterly cash dividend paid to shareholders and lower proceeds from the exercise of common stock options.

        On September 26, 2002, the Board of Directors approved the replenishment of the Company's share buyback program, which authorized the repurchase of up to 5 million shares of Class A common stock on the open market. The stock repurchase plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. In fiscal 2003 the Company repurchased 1.3 million shares in the open market at a total cost of approximately $22.6 million, of this amount 1.0 million shares were repurchased in the fourth quarter at a total cost of approximately $19.6 million. The Company reissued approximately 82,000 shares of treasury stock during fiscal 2003 to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders at the rate of $0.05 per share, or $0.20 per share annually. The first dividend was paid on August 11, 2003 for approximately $3.3 million to shareholders of record at the close of business on July 31, 2003. On October 29, 2003 the Board of Directors approved a second dividend of $.05 per share payable on November 26, 2003 to shareholders of record at the close of business on November 17, 2003. The dividend will result in an anticipated payout of approximately $3.3 million based on the number of shares currently outstanding. The provisions of the Company's revolving credit agreement limit the payment of dividends in each fiscal year to 50% of net income in the immediately preceding fiscal year plus $10.0 million.

Related Party Transactions

        The Company is affiliated with various real estate entities (together, the "Affiliates") which are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for fiscal 2003, 2002, and 2001 of approximately $1.9 million, $1.7 million and $1.7 million, respectively. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value. See Note 11 to the Consolidated Financial Statements and "Contractual Obligations" below for discussion of related-party transactions with the various real estate entities.

Contractual Obligations

        Certain of the operations of the Company are conducted on leased premises, some of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2007. At August 30, 2003, approximate minimum annual rentals on such leases are as follows (in thousands):

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2004	$5,887	$1,859
2005	4,355	1,797
2006	3,762	1,797
2007	2,426	1,808
2008	2,045	1,803
Thereafter	26,726	26,400

	$45,201	$35,464

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $110 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next five years. As of August 30, 2003, the Company was in compliance with the covenants set forth in the Company's credit facility.

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

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 343,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

        The Company maintains the majority of its cash and cash equivalents with high quality financial institutions. Deposits held with banks may exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

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

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($14.2 million and $14.0 million at August 30, 2003 and August 31, 2002, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

  Revenue Recognition

        The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

  Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses how a reseller of a vendor's product should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The EITF did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51,

"Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard is effective during the first quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted during the third quarter ended May 31, 2003.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's principal financial instrument is long-term notes payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At August 30, 2003, the Company had no outstanding borrowings and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.0% at August 30, 2003), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate. The Company does not make material use of derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

To the Shareholders and the Board of Directors
MSC Industrial Direct Co., Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 30, 2003 and August 31, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the accompanying consolidated financial statements, effective September 2, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      /s/  ERNST & YOUNG LLP

November 3, 2003
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 30, 2003	August 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,294	$59,978
Accounts receivable, net of allowance for doubtful accounts of $2,617 and $3,114, respectively	93,598	94,322
Inventories	201,602	205,563
Prepaid expenses and other current assets	12,039	6,690
Deferred income taxes	11,051	4,339

Total current assets	432,584	370,892
PROPERTY, PLANT AND EQUIPMENT, net	106,935	112,721
OTHER ASSETS:
Goodwill	63,202	63,202
Other	16,249	16,133

	79,451	79,335

Total Assets	$618,970	$562,948

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,069	$31,561
Accrued liabilities	48,406	39,858
Current portion of long-term notes payable	169	213

Total current liabilities	78,644	71,632
LONG-TERM NOTES PAYABLE	1,132	1,308
DEFERRED INCOME TAX LIABILITIES	28,839	15,329

Total liabilities	108,615	88,269
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.001 par value; 100,000,000 shares authorized; 38,825,572 and 38,571,254 shares issued, 33,642,511 and 34,589,254 shares outstanding, respectively	39	38
Class B common stock; $0.001 par value; 50,000,000 shares authorized; 32,137,294 shares, issued and outstanding	32	32
Additional paid-in capital	261,849	253,564
Retained earnings	331,568	283,348
Treasury stock, at cost, 5,183,061 and 3,982,000 shares, respectively	(83,133)	(62,303)

Total shareholders' equity	510,355	474,679

Total Liabilities and Shareholders' Equity	$618,970	$562,948

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 30, 2003 (52 Weeks)	August 31, 2002 (52 Weeks)	September 1, 2001 (53 Weeks)
NET SALES	$844,663	$793,976	$869,231
COST OF GOODS SOLD	464,965	447,816	494,091

Gross profit	379,698	346,160	375,140
OPERATING EXPENSES	296,760	286,185	288,744

Income from operations	82,938	59,975	86,396
OTHER INCOME (EXPENSE):
Interest expense	(46)	(61)	(3,947)
Interest income	1,433	1,057	420
Provision for impairment in carrying value of Investments (Note 4)	—	(700)	(10,284)
Other income (expense), net	88	(83)	154

	1,475	213	(13,657)

Income before provision for income taxes	84,413	60,188	72,739
Provision for income taxes	32,321	23,773	32,834

Net income	$52,092	$36,415	$39,905

PER SHARE INFORMATION:
Net income per common share:
Basic	$0.78	$0.53	$0.59

Diluted	$0.77	$0.51	$0.57

Weighted average shares used in computing net income per common share:
Basic	66,537	68,918	68,198

Diluted	67,912	70,783	69,449

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001

(In thousands)

	Class A Common Stock		Class B Common Stock				Treasury Stock
					Additional Paid-In Capital	Retained Earnings		Amount at cost	Deferred Stock Compensation
	Shares	Amount	Shares	Amount			Shares			Total
BALANCE, August 26, 2000	35,290	$35	33,739	$34	$229,297	$207,727	1,073	$(21,079)	$(209)	$415,805
Exchange of Class B Common Stock for Class A Common Stock	260	—	(260)	—	—	—	—	—	—	—
Common stock issued under associate stock purchase plan	—	—	—	—	—	(433)	(79)	1,568	—	1,135
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	209	209
Exercise of common stock options, including income tax benefits of $2,852	583	1	—	—	9,088	—	—	—	—	9,089
Net income	—	—	—	—	—	39,905	—	—	—	39,905

BALANCE, September 1, 2001	36,133	$36	33,479	$34	$238,385	$247,199	994	$(19,511)	$—	$466,143
Exchange of Class B Common Stock for Class A Common Stock	1,342	2	(1,342)	(2)	—	—	—	—	—	—
Common stock issued under associate stock purchase plan	—	—	—	—	—	(266)	(69)	1,354	—	1,088
Purchase of treasury stock	—	—	—	—	—	—	3,057	(44,146)	—	(44,146)
Exercise of common stock options, including income tax benefits of $1,421	1,096	—	—	—	15,179	—	—	—	—	15,179
Net income	—	—	—	—	—	36,415	—	—	—	36,415

BALANCE, August 31, 2002	38,571	$38	32,137	$32	$253,564	$283,348	3,982	$(62,303)	$—	$474,679
Common stock issued under associate stock purchase plan	—	—	—	—	—	(557)	(82)	1,768	—	1,211
Purchase of treasury stock	(153)	—	—	—	—	—	1,283	(22,598)	—	(22,598)
Exercise of common stock options, including income tax benefits of $3,101	408	1	—	—	8,285	—	—	—	—	8,286
Cash dividends paid ($.05 per share)	—	—	—	—	—	(3,315)	—	—	—	(3,315)
Net income	—	—	—	—	—	52,092	—	—	—	52,092

BALANCE, August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	5,183	$(83,133)	$—	$510,355

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001

(In thousands)

	For The Fiscal Years Ended
	August 30, 2003	August 31, 2002	September 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,092	$36,415	$39,905

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,360	15,989	14,909
Amortization of intangible assets	—	—	1,761
Provision for impairment in carrying value of investments	—	700	10,284
Impairment loss on the writedown of goodwill	—	152	—
Loss on disposal of property, plant and equipment	49	287	505
Provision for doubtful accounts	1,579	1,317	2,358
Stock option income tax benefit	3,101	1,421	2,852
Amortization of deferred stock compensation	—	—	209
Deferred income taxes	6,798	(406)	3,128
Compensation component of stock options	—	—	72
Changes in operating assets and liabilities:
Accounts receivable	(855)	(376)	1,216
Inventories	3,961	27,568	27,363
Prepaid expenses and other current assets	(5,349)	(1,662)	(1,538)
Other assets	(116)	1,420	(1,718)
Accounts payable and accrued liabilities	7,056	2,045	(10,401)

Total adjustments	31,584	48,455	51,000

Net cash provided by operating activities	83,676	84,870	90,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,623)	(7,848)	(20,228)
Proceeds from sale of property, plant and equipment	—	—	43
Cash paid for investments	—	—	(1,852)

Net cash used in investing activities	(9,623)	(7,848)	(22,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(22,598)	(44,146)	—
Payment of cash dividend	(3,315)	—	—
Proceeds from associate stock purchase plan	1,211	1,088	1,135
Proceeds from exercise of common stock options	5,185	13,758	6,165
Net repayments of notes payable	(220)	(210)	(66,911)

Net cash used in financing activities	(19,737)	(29,510)	(59,611)

Net increase in cash and cash equivalents	54,316	47,512	9,257
CASH AND CASH EQUIVALENTS, beginning of year	59,978	12,466	3,209

CASH AND CASH EQUIVALENTS, end of year	$114,294	$59,978	$12,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$45	$61	$4,019

Income taxes	$22,516	$18,053	$27,554

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

1. BUSINESS

        MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the "Company" or "MSC") is a distributor of industrial supplies and equipment with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network, which includes approximately 90 local MSC branches in 36 states, as well as certain other locations related to acquired entities, and regional distribution centers near Harrisburg, Pennsylvania, Elkhart, Indiana, Atlanta, Georgia and Reno, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company's fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal 2003, 2002 and 2001 contain activity for 52 weeks, 52 weeks, and 53 weeks, respectively.

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

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 343,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

        The Company maintains the majority of its cash and cash equivalents with a high quality financial institutions. Deposits held with banks may exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

  Inventory Valuation

        Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

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

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," interest attributable to construction of distribution centers and computer systems are capitalized as part of the cost of the related asset during the period prior to which such assets are available and ready for use. No interest was capitalized by the Company during fiscal years 2003, 2002 and 2001.

  Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Through fiscal 2001, goodwill was amortized on a straight-line basis over 40-year periods. Subsequently, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The Company has classified its intangible assets as goodwill with an indefinite life as no other separately identifiable intangibles exist. The Company's goodwill is no longer amortized, which resulted in an increase in net income of approximately $1,100 for the fiscal year ended August 30, 2003 and August 31, 2002.

        Net income for fiscal 2001 includes approximately $1,100 of goodwill amortization expense. Excluding this amount would have resulted in basic net income per common share of $0.60 and diluted net income per common share of $0.59 for fiscal year 2001.

        The Company has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. Based on the impairment test performed, there was no impairment of goodwill for fiscal 2003 and a $152 non-cash charge to earnings in fiscal 2002 for the impairment of goodwill recorded in connection with the fiscal 1995 acquisition of J&S Tool Company, Inc. This impairment loss is included in operating expenses in the accompanying consolidated statement of income for the fiscal year ended August 31, 2002.

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

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($14,184 and $13,964 at August 30, 2003 and August 31, 2002, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

  Product Warranties

        The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense has been minimal.

  Revenue Recognition

        The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

  Shipping and Handling Costs

        In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $40,411, $37,300, and $40,800 for the fiscal years ended August 30, 2003, August 31, 2002 and September 1, 2001, respectively.

  Stock Based Compensation

        The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, if the Company accounts for its stock options granted under the intrinsic value method.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003(a)	2002	2001
Net income:	$52,092	$36,415	$39,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,234	12,594	12,693

Pro forma net income	$44,858	$23,821	$27,212

Net income per common share:
Net income per common share, as reported	$.78	$.53	$.59
Net Income per common share, pro forma	.67	.35	.40
Diluted net income per common share, as reported	$.77	$.51	$.57
Diluted net income per common share, pro forma	.66	.34	.39

(a)
The stock-based employee compensation expense and pro-forma net income amounts in fiscal 2003 reflect a cumulative catch-up adjustment in the amount of $4,200 for actual option forfeitures which have been greater than the historical estimated forfeitures rate.

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

  Affiliates

        The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. See Note 11 for discussion of related-party transactions with the various real estate entities.

  Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company's debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's debt at August 30, 2003 and August 31, 2002 approximates its fair value.

  Comprehensive Income

        The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For fiscal years 2003, 2002 and 2001, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

  Web site development costs

        The Company complies with the provisions of EITF Issue 00-02, "Accounting for Web Site Development Costs." This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

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

  Common Stock

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

  Preferred Stock

        The Company has authorized 5 million shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of August 30, 2003, there were no shares of preferred stock issued or outstanding.

  Recently Issued Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses how a reseller of a vendor's product should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The EITF did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard is effective during the first quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value- based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted by the Company during the third quarter ended May 31, 2003.

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

        The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 30, 2003, August 31, 2002 and September 1, 2001, respectively:

	Net Income			Shares			Net Income Per Share
	2003	2002	2001	2003	2002	2001	2003	2002	2001
BASIC EPS:
Net income	$52,092	$36,415	$39,905	66,537	68,918	68,198	$0.78	$0.53	$0.59
Effect of dilutive associate stock options	—	—	—	1,375	1,865	1,251	(.01)	(.02)	(.02)

DILUTED EPS:
Net income	$52,092	$36,415	$39,905	67,912	70,783	69,449	$0.77	$0.51	$0.57

        Options to purchase approximately 268,000, 845,000 and 999,000 shares of Class A common stock in fiscal 2003, 2002 and 2001, respectively, were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

4. INVESTMENTS

        During Fiscal 2001 and 2002 the Company reviewed its equity investments in certain Internet companies for impairment based upon certain economic indicators and specific events and circumstances, including these entities' difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company's evaluation of the respective carrying amounts of each investment, the remaining investment carrying value of $700 ($424, net of tax benefits, or $0.01 per diluted share) was charged against earnings during the fourth quarter of fiscal 2002 and $10,284 ($9,900, net of tax benefits, or $.14 per diluted share) was charged against earnings in fiscal 2001. As of August 30, 2003 and August 31, 2002 the Company no longer had any equity investments.

        The provision for income taxes in fiscal 2001 was substantially affected by the present non-deductibility of a significant portion of the Company's impairment charge on its Internet investments. Accordingly, the Company's effective tax rate is significantly higher than in other periods (Note 6).

5. PROPERTY, PLANT AND EQUIPMENT

        The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 30, 2003	August 31, 2002
Land	—	$11,552	$11,552
Building	40	50,704	50,311
Building and leasehold improvements	The lesser of the life of the lease or 31.5	17,524	16,653
Furniture, fixtures and equipment	3-10	54,151	50,161
Automobiles	5	427	426
Computer systems	3-5	57,521	53,242

		191,879	182,345
Less: accumulated depreciation and amortization		84,944	69,624

		$106,935	$112,721

        The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,360 and $1,464 at August 30, 2003 and August 31, 2002, respectively.

6. INCOME TAXES

        The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 30, 2003	August 31, 2002	September 1, 2001
Current:
Federal	$20,802	$19,675	$24,515
State and local	4,721	4,504	5,191

	25,523	24,179	29,706

Deferred:
Federal	5,542	(166)	(350)
State and local	1,258	(76)	(74)
Valuation Allowance	(2)	(164)	3,552

	6,798	(406)	3,128

Total	$32,321	$23,773	$32,834

        Significant components of deferred tax assets and liabilities are as follows:

	August 30, 2003	August 31, 2002
Current and non-current deferred tax liabilities:
Depreciation	$(22,622)	$(21,731)
Deferred catalog costs	(5,603)	(5,523)
Goodwill	(614)	(473)

	(28,839)	(27,727)

Current and non-current deferred tax assets:
Accounts receivable	(258)	1,891
Inventory	6,024	9,215
Deferred compensation	991	620
Internet investments	3,386	3,388
Other	4,294	5,011
Valuation allowance	(3,386)	(3,388)

	11,051	16,737

Net Deferred Tax Liabilities	$(17,788)	$(10,990)

        The Company records a valuation allowance to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the impairment charge on its Internet investments (Note 4). The valuation allowance was approximately $3,386 and $3,388 for fiscal 2003 and fiscal 2002 respectively.

        Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

	For the Fiscal Years Ended
	August 30, 2003	August 31, 2002	September 1, 2001
			(As Restated)
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.8	4.8	5.2
Other, net	(1.5)	—	—
Valuation allowance	—	(0.3)	4.9

Effective income tax rate	38.3%	39.5%	45.1%

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	August 30, 2003	August 31, 2002
Accrued compensation costs	$15,120	$14,356
Accrued fringe benefits	5,886	4,330
Accrued catalog costs	5,563	5,483
Accrued sales tax	3,583	3,469
Accrued other	18,254	12,220

Total accrued liabilities	$48,406	$39,858

8. LONG-TERM NOTES PAYABLE

        Long-term notes payable consist of the following:

	August 30, 2003	August 31, 2002
Revolving credit agreement(a)	$—	$—
Term notes payable(b)	1,301	1,521

	1,301	1,521
Less: current portion	169	213

	$1,132	$1,308

(a)
As of August 30, 2003, the Company had an available $110 million revolving credit agreement with a group of banks. There were no outstanding borrowings at August 30, 2003 or August 31, 2002. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.0% at August 30, 2003) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of August 30, 2003, the Company was in compliance with all financial covenants.

(b)
The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and bears interest at 3% per annum payable in monthly installments of approximately $20 through September 2011.

        Maturities of notes payable are as follows:

Fiscal Year
2004	169
2005	140
2006	151
2007	156
2008	161
Thereafter	524

$1,301

9. CAPITAL STOCK AND DIVIDENDS

  Treasury Stock Purchases

        On September 26, 2002 the Board of Directors of the Company approved the replenishment of the Company's stock repurchase plan (the "Plan") that allows for the repurchase of up to 5 million shares of the Company's Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2003 and fiscal 2002, the Company repurchased 1,283,000 shares and 3,057,000 shares of its Class A Common Stock for $22,598 and $44,146, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 82,000 and 69,000 shares of treasury stock during fiscal 2003 and 2002, respectively, to fund the associate stock purchase plan (Note 10).

  Cash Dividend

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. The Board of Directors established a quarterly dividend rate of $0.05 per share, or $0.20 per share annually. This policy is reviewed regularly by the Board of Directors. The first dividend was paid on August 11, 2003 for approximately $3.3 million to shareholders of record at the close of business on July 31, 2003. On October 29, 2003 the board of directors approved a second dividend of $.05 per share payable on November 26, 2003 to shareholders of record at the close of business on November 17, 2003. The dividend will result in an anticipated payout of approximately $3.3 million based on the number of shares currently outstanding. The provisions of the Company's revolving credit agreement limit the payment of dividends in each fiscal year to 50% of net income in the immediately preceding fiscal year plus $10.0 million.

10. ASSOCIATE BENEFIT PLANS

  Stock Purchase Plan

        The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of up to a maximum of 500,000 shares of the Company's Class A common stock at a price equal to 85% of the closing price at the beginning of each stock purchase period. The associates purchased approximately 82,000 and 69,000 shares of common stock during fiscal 2003 and 2002 pursuant to this plan at an average per share price of $14.78 and $15.82, respectively. As of August 30, 2003, approximately 151,000 shares remain reserved for issuance under this plan.

  Savings Plan

        The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2003, 2002 and 2001, the Company contributed $1,529, $1,478 and $1,222, respectively, to the plan. Company contributions are discretionary.

  Stock Option Plan

        The Company maintains the MSC Industrial Direct Co., Inc. 1995, 1998 and 2001 Stock Option Plans, pursuant to which options to purchase an aggregate of up to 15 million shares of the Company's Class A common stock have been or may be granted. Options may be granted to key associates, directors and consultants over terms not to exceed ten years and they generally vest ratably over five years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. As of August 30, 2003, 4,505,000 shares remain reserved for issuance under this plan.

        A summary of the status of the Company's stock option plans at August 30, 2003, August 31, 2002 and September 1, 2001 and changes during the years then ended is presented in the table and narrative below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding—beginning of year	7,347	$14.00	6,616	$13.61	6,268	$13.40
Granted	23	17.40	2,043	14.28	1,323	14.07
Exercised	(408)	12.70	(1,096)	12.54	(527)	14.31
Cancelled/forfeited	(142)	14.36	(216)	14.12	(448)	13.61

Outstanding—end of year	6,820	14.09	7,347	14.00	6,616	13.61

Exercisable—end of year	3,829	14.60	2,895	14.69	2,785	14.36

Weighted average fair value of options granted	$10.23		$9.25		$9.21

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected life (years)	7.5	7.5	7.5
Risk-free interest rate	3.8%	4.7%	6.0%
Volatility	51.9%	57.1%	56.4%
Dividend yield	0.0%	0.0%	0.0%

        The following table summarizes information about stock options outstanding at August 30, 2003:

Range of Exercise Prices	Number of Options Outstanding at August 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 30, 2003	Weighted Average Exercise Price
$ 7.75 - $11.63	1,084	5.3	$8.18	604	$8.51
11.64 - 17.46	4,831	6.5	14.37	2,423	14.43
17.47 - 26.21	877	5.0	19.35	774	19.43
26.22 - 28.06	28	4.6	26.87	28	26.87

	6,820		$14.09	3,829	$14.60

11. COMMITMENTS AND CONTINGENCIES

  Leases

        Certain of the operations of the Company are conducted on leased premises, some of which are leased from affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2007. At August 30, 2003, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2004	$5,887	$1,859
2005	4,355	1,797
2006	3,762	1,797
2007	2,426	1,808
2008	2,045	1,803
Thereafter	26,726	26,400

Total	$45,201	$35,464

        Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2003, 2002 and 2001 was approximately $5,007, $5,055 and $5,230,

respectively, including approximately $1,871, $1,699 and $1,723, respectively, paid to affiliates. In the opinion of the Company's management, the leases with affiliates are on terms which approximate fair market value.

  Self-Insurance

        The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2003, 2002 and 2001 was approximately $19,535, $18,564 and $14,476, respectively.

  Employment Agreements

        The Company has entered into employment and consulting agreements with various of the Company's officers and with certain selling shareholders of acquired businesses. The future minimum commitments under these agreements are as follows:

Fiscal Year	Number of Individuals	Aggregate Annual Amount
2004	5	$708

12. LEGAL PROCEEDINGS

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Court granted the Company's motion to dismiss the amended complaint on September 13, 2003. The plaintiffs were granted leave to re-plead their complaint and had until October 28, 2003 to file a second amended complaint. On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250. It is anticipated that substantially all of the settlement will be covered by insurance. Finalization of the settlement will require the approval of the Court.

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

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended August 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2004 (the "2003 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2003 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 25 herein.

        a.    Exhibits

Exhibit No.	Description
*3.01	Certificate of Incorporation of Registrant.
*3.02	By-laws of Registrant.
*4.01	Specimen Class A Common Stock Certificate.
*10.01	Registrant's 1995 Stock Option Plan.
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
14.01	Code of Ethics for the Principal Executive Officer and Senior Financial Officers
21.01	List of Subsidiaries
23.01	Consent of Ernst & Young LLP
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

  Financial Statement Schedules

        For the three fiscal years ended August 30, 2003

Page
Report of Independent Auditors on Schedule II	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

        b.    Reports on Form 8-K:

        The Company filed three reports on Form 8-K during the fourth quarter of the fiscal year ended August 30, 2003. Information regarding the items reported on is as follows:

Date Filed	Item Number	Description
June 30, 2003	7 and 9	Announced estimated results of operations for the Company's fiscal third quarter ended May 31, 2003.
July 11, 2003	5 and 7	Announced the declaration of a cash dividend on the Company's common stock.
July 15, 2003	7 and 9	Announced the actual results of operations for the Company's fiscal quarter ended May 31, 2003. Consolidated financial statements for this period were furnished with this report.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
Dated: November 3, 2003	By:	/s/ MITCHELL JACOBSON Mitchell Jacobson Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chief Executive Officer and Director	November 3, 2003
/s/ SIDNEY JACOBSON Sidney Jacobson	Vice-Chairman of the Board of Directors	November 3, 2003
/s/ CHARLES BOEHLKE Charles Boehlke	Executive Vice President, Chief Financial Officer and Director	November 3, 2003
/s/ SHELLEY BOXER Shelley Boxer	Vice President of Finance and Director	November 3, 2003
/s/ DAVID SANDLER David Sandler	President, Chief Operating Officer and Director	November 3, 2003
/s/ JAMES SCHROEDER James Schroeder	Senior Vice President-Logistics and Director	November 3, 2003
/s/ ROGER FRADIN Roger Fradin	Director	November 3, 2003

/s/ DENIS KELLY Denis Kelly	Director	November 3, 2003
/s/ RAYMOND LANGTON Raymond Langton	Director	November 3, 2003
/s/ PHILIP PELLER Philip Peller	Director	November 3, 2003

Report of Independent Auditors

To the Shareholders and the Board of Directors
MSC Industrial Direct Co., Inc. and Subsidiaries

        We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and for each of the three years in the period ended August 30, 2003, and have issued our report thereon dated November 3, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

November 3, 2003
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 1, 2001
Allowance for doubtful accounts(a)	$3,779	$2,358	$—	$1,210	(c)	$4,927

Restructuring and relocation charges(b)	$2,158	$—	$—	$388		$1,770

Valuation allowance on deferred tax assets	$—	$—	$3,552	$—		$3,552

Deducted from asset accounts:
For the fiscal year ended August 31, 2002
Allowance for doubtful accounts(a)	$4,927	$1,317	$—	$3,130	(c)	$3,114

Restructuring and relocation charges(b)	$1,770	$—	$—	$887		$883

Valuation allowance on deferred tax assets	$3,552	$—	$—	$164		$3,388

Deducted from asset accounts:
For the fiscal year ended August 30, 2003
Allowance for doubtful accounts(a)	$3,114	$1,579	$—	$2,076	(c)	$2,617

Restructuring and relocation charges(b)	$883	$—	$—	$410		$473

Valuation allowance on deferred tax assets	$3,388	$—	$—	$2		$3,386

(a)
Included in accounts receivable.

(b)
Included in accrued liabilities.

(c)
Comprised of uncollected accounts charged against the allowance.

QuickLinks

ITEMS IN FORM 10-K
PART I.
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except net income per share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001 (In thousands)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001 (In thousands)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Report of Independent Auditors
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)