Form 10-Q
period 2003-11-29
MSC INDUSTRIAL DIRECT CO INC
filed 2004-01-09
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003
Commission File No.: 1-14130

MSC INDUSTRIAL DIRECT CO., INC.
(Exact name of registrant as specified in its charter)

New York	11-3289165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
75 Maxess Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(516) 812-2000
(Registrant's telephone number, including area code)

Website: www.mscdirect.com

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        As of January 6, 2004 34,804,554 shares of Class A Common Stock and 31,937,294 shares of Class B Common Stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

        This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading "Risk Factors". Factors that may cause these differences include, but are not limited to:

  •
  changing customer and product mixes, market conditions and industry consolidation,

  •
  competition,

  •
  general economic conditions in the markets in which the Company operates,

  •
  risk of cancellation or rescheduling of orders,

  •
  work stoppages at transportation centers or shipping ports,

  •
  the risk of war, terrorism and similar hostilities,

  •
  dependence on our information systems,

  •
  dependence on key personnel,

  •
  availability of suitable acquisition opportunities, and

  •
  the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

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

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Balance Sheets
(In thousands, except share data)

	November 29, 2003	August 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,654	$114,294
Available-for-sale securities	2,961	—
Accounts receivable, net of allowance for doubtful accounts of $2,655 and $2,617, respectively	104,128	93,598
Inventories	201,438	201,602
Prepaid expenses and other current assets	11,741	12,039
Deferred income taxes	10,771	11,051

Total current assets	393,693	432,584

Available-for-sale securities	68,200	—
Property, Plant and Equipment, net	105,998	106,935
Goodwill	63,202	63,202
Other assets	13,215	16,249

Total assets	$644,308	$618,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$34,352	$30,069
Accrued liabilities	44,663	48,406
Current portion of long-term notes payable	149	169

Total current liabilities	79,164	78,644
Long-term notes payable	1,097	1,132
Deferred income tax liability	28,864	28,839

Total liabilities	109,125	108,615

Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 39,892,813 and 38,825,572 shares issued, and 34,724,916 and 33,642,511 shares outstanding, respectively	39	39
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 31,937,294 and 32,137,294 shares issued and outstanding, respectively	32	32
Additional paid-in capital	273,271	261,849
Retained earnings	344,676	331,568
Class A treasury stock, at cost, 5,167,897 and 5,183,061 shares, respectively	(82,835)	(83,133)

Total shareholders' equity	535,183	510,355

Total Liabilities and Shareholders' Equity	$644,308	$618,970

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Net sales	$222,761	$210,692
Cost of goods sold	122,501	116,175

Gross profit	100,260	94,517
Operating expenses	73,369	74,147

Income from operations	26,891	20,370

Other income:
Interest income, net	292	249
Other income, net	50	10

Total other income	342	259

Income before provision for income taxes	27,233	20,629
Provision for income taxes	10,757	8,148

Net income	$16,476	$12,481

Per share information (Note 1):
Net income per common share:
Basic	$0.25	$0.19

Diluted	$0.24	$0.19

Weighted average shares used in computing net income per common share (Note 1):
Basic	66,004	66,513

Diluted	68,350	66,953

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statement of Shareholders' Equity
Thirteen weeks ended November 29, 2003
(In thousands)
(Unaudited)

							Class A
	Class A		Class B
							Treasury Stock
	Common Stock		Common Stock
					Additional Paid-In Capital	Retained Earnings		Amount at Cost
	Shares	Amount	Shares	Amount			Shares		Total
Balance at August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	5,183	$(83,133)	$510,355
Exchange of Class B common stock for Class A common stock	200	—	(200)	—	—	—	—	—	—
Common stock issued under associate stock purchase plan	—	—	—	—	—	(43)	(15)	298	255
Exercise of common stock options, including income tax benefit of $474	867	—	—	—	11,422	—	—	—	11,422
Cash dividends paid ($.05 per share)	—	—	—	—	—	(3,325)	—	—	(3,325)
Net income	—	—	—	—	—	16,476	—	—	16,476

Balance at November 29, 2003	39,893	$39	31,937	$32	$273,271	$344,676	5,168	$(82,835)	$535,183

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Cash Flows from Operating Activities:
Net income	$16,476	$12,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,157	3,833
Provision for doubtful accounts	549	542
Deferred income taxes	305	1,203
Stock option income tax benefit	474	355
Changes in operating assets and liabilities:
Accounts receivable	(11,079)	(5,202)
Inventories	164	(8,004)
Prepaid expenses and other current assets	298	(1,947)
Other assets	3,034	3,059
Accounts payable and accrued liabilities	540	3,739

Total adjustments	(2,558)	(2,422)

Net cash provided by operating activities	13,918	10,059

Cash Flows from Investing Activities:
Purchases of investments in available-for-sale securities	(71,161)	—
Expenditures for property, plant and equipment	(2,220)	(2,274)

Net cash used in investing activities	(73,381)	(2,274)

Cash Flows from Financing Activities:
Purchases of treasury stock	—	(2,958)
Payment of cash dividend	(3,325)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	255	268
Proceeds from exercise of Class A common stock options	10,948	142
Repayments of notes payable	(55)	(48)

Net cash provided by (used in) financing activities	7,823	(2,596)

Net (decrease) increase in cash and cash equivalents	(51,640)	5,189
Cash and cash equivalents—beginning of period	114,294	59,978

Cash and cash equivalents—end of period	$62,654	$65,167

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9	$11

Cash paid for income taxes	$2,408	$1,428

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

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first three months of fiscal 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Net income for EPS Computation	$16,476	$12,481

Basic EPS:
Weighted average common shares	66,004	66,513

Basic EPS	$0.25	$0.19

Diluted EPS:
Weighted average common shares	66,004	66,513
Shares issuable from assumed conversion of common stock equivalents	2,346	440

Weighted average common and common equivalent shares	68,350	66,953

Diluted EPS	$0.24	$0.19

Note 2. Fair Value Disclosure Of Stock Options

        The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial

Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", if the Company accounts for its stock options granted under the intrinsic value method.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Net income, as reported	$16,476	$12,481
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,118)	(3,167)

Pro forma net income	$14,358	$9,314

Net income per common share:
Net income per common share, as reported	$0.25	$0.19
Net income per common share, pro forma	$0.22	$0.14
Diluted net income per common share, as reported	$0.24	$0.19
Diluted net loss per common share, pro forma	$0.21	$0.14

Note 3. Available-For-Sale Securities

        During the first quarter of fiscal 2004 the Company's invested approximately $71,200 in municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodian of these investments is a high quality financial institution. The Company's investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. At November 29, 2003 the fair value of these investments approximated their cost basis.

Note 4. Comprehensive Income

        The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the thirteen weeks ended November 29, 2003 and November 30, 2002, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Note 5. Shareholders' Equity

        Each holder of the Company's Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and except as described below there are no conversion rights or redemption or sinking fund provisions with respect to such stock.

        The Company reissued approximately 15 shares of treasury stock during the first three months of fiscal 2004 to fund the associate stock purchase plan. The Company did not repurchase any shares of its Common Stock during the first three months of fiscal 2004 but may make future repurchases.

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

        The Company has 5,000 shares of preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of November 29, 2003, there were no shares of preferred stock issued or outstanding.

Note 6. Product Warranties

        The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen week periods ended November 29, 2003 and November 30, 2002 has been minimal.

Note 7. Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard was effective during the current quarter. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 8. Legal Proceedings

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Court granted the Company's motion to dismiss the amended complaint on September 13, 2003. The plaintiffs were granted leave to re-plead their complaint and had until October 28, 2003 to file a second amended complaint. On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250. It is anticipated that substantially all of the settlement will be covered by insurance. On November 27, 2003, the parties filed a Stipulation and Agreement of Settlement. On December 3, 2003, the court preliminarily approved the settlement, certified the action as a class action, and scheduled a fairness hearing for March 16, 2004, to consider whether the settlement should be finally approved.

        There are no other material legal proceedings pending against MSC.

Note 9. Subsequent Events

        On December 31, 2003, a registration statement on Form S-3 filed by the Company on behalf of certain selling shareholders was declared effective by the Securities and Exchange Commission. The registration statement covers the offer and sale of up to 6,900 shares of Class A Common Stock by the selling shareholders, including sales by the Company's Chairman and Chief Executive Officer and other family members and/or entities. On January 8, 2004, the Company announced that it would be filing a preliminary prospectus supplement covering the proposed underwritten offering by the selling shareholders of up to 6,000 shares (plus up to an additional 900 shares to cover over-allotments, if any).

        On January 6, 2004 the Board of Directors approved an increase in the quarterly dividend rate to $.08 per share. The $0.08 quarterly dividend is payable on January 30, 2004 to shareholders of record at the close of business on January 20, 2004. The dividend will result in an anticipated quarterly payout of approximately $5,300 based on the number of shares currently outstanding.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

        This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, market conditions and industry consolidation, competition, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on our information systems, dependence on key personnel and the availability of suitable acquisition opportunities. See "Risk Factors" at page 16. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

        MSC Industrial Direct Co., Inc. ("MSC") was formed in October 1995 and has conducted business since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the "Operating Subsidiary"), are hereinafter referred to collectively as the "Company."

        MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies requirements. We offer in excess of 500,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from four distribution centers and approximately 90 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Results of Operations—
Thirteen weeks ended November 29, 2003 and November 30, 2002

        Net sales increased by $12.1 million, or 5.7%, to $222.8 million in the first quarter of fiscal 2004 from $210.7 million in the first quarter of fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers. The number of active customers increased by 11,000 to approximately 345,000 from approximately 334,000 in the first quarter of fiscal 2003.

        Gross profit increased by $5.8 million, or 6.1%, to $100.3 million in the first quarter of fiscal 2004 from $94.5 million in the third quarter of fiscal 2003. The increase in gross profit dollars was primarily the result of an increase in net sales as explained above. As a percentage of net sales, gross profit remained relatively unchanged at 45.0% for the first quarter of fiscal 2004 as compared with the first quarter of fiscal 2003.

        Operating expenses decreased by $.7 million, or 1.0%, to $73.4 million in the first quarter of fiscal 2004 from $74.1 million in the first quarter of fiscal 2003. The decrease in operating expenses in dollars was primarily the result of a decrease in depreciation expense and a decrease in advertising expense due to planned reduction in mailings, mainly offset by an increase in freight expense due to an increase in net sales as compared to the first quarter of fiscal 2003. As a percentage of net sales, operating expenses decreased from 35.2% to 32.9%, primarily as a result of the distribution of fixed expenses over a larger revenue base as well as the dollar decrease in operating expenses. Operating expenses in dollars may increase in the second quarter of fiscal 2004 due to hiring additional sales personnel and expected sales volume increases.

        Income from operations increased by $6.5 million, or 32.0%, to $26.9 million in the first quarter of fiscal 2004 from $20.4 million in the first quarter of fiscal 2003. The increase in dollars was primarily attributable to the increase in net sales and decrease in operating expenses described above. As a percentage of net sales, income from operations increased from 9.7% to 12.1%, primarily the result of the distribution of fixed expenses over a larger revenue base as well as the dollar decrease in operating expenses as described above.

        Interest income, net. Net interest income was $0.3 million for the first quarter of fiscal 2004 compared to $0.2 million for the first quarter of fiscal 2003. The Company had more cash and investments in the first quarter of fiscal 2004, which was offset by lower interest rates.

        Provision for income taxes. The effective tax rate was approximately 39.5% for the first quarter of fiscal 2004 and fiscal 2003, respectively.

        Net income increased by $4.0 million, or 32.0%, to $16.5 million in the first quarter of fiscal 2004 from $12.5 million in the first quarter of fiscal 2003. This increase was primarily the result of the increase in income from operations as described above offset by higher provisions for income taxes.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary source of financing has been cash generated from operations. Working capital decreased from $353.9 million at August 30, 2003 to $314.5 million at November 29, 2003. This reduction is primarily the result of the classification of investments of $68.2 million in available-for-sale securities as non-current assets because their original maturities are greater than one year. A significant portion of these available-for-sale securities bear interest at rates that are reset at their applicable interest rates at regular intervals. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $19.5 million from $114.3 million at the fiscal year ended August 30, 2003 to $133.8 million at the first quarter ended November 29, 2003. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for the next 12 months.

        Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.0% at November 29, 2003) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of November 29, 2003 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

        Net cash provided by operating activities for the thirteen-week periods ended November 29, 2003 and November 30, 2002 was $13.9 million and $10.1 million, respectively. The increase of approximately $3.8 million in net cash provided by operations resulted primarily from an increase in net income.

        Net cash used in investing activities for the thirteen-week periods ended November 29, 2003 and November 30, 2002 was $73.4 million and $2.3 million, respectively. The increase in the usage of cash is a result of the Company's decision to in invest approximately $71.2 million in available-for-sale securities during the first three months of fiscal 2004.

        Net cash provided by financing activities for the thirteen-week period ended November 29, 2003 was $7.8 million and net cash used in financing activities for the thirteen weeks ended November 30, 2002 was $2.6 million. The net cash provided by financing activities for the first thirteen weeks of fiscal 2004 was primarily attributable to the proceeds received from the exercise of Class A common stock options principally offset by the payment of the quarterly cash dividend on Class A common stock outstanding. The net cash used in financing activities for the first thirteen weeks of fiscal 2003 was primarily attributable to the purchase of Class A common stock for the treasury.

        The Company believes that cash flow from operations and the revolving credit agreement will be sufficient to fund future growth initiatives and meet planned capital expenditure needs for the next 12 months.

        During the first thirteen weeks of fiscal 2004 the Company did not repurchase any shares of the Company's Class A common stock through its stock purchase plan. The Company currently anticipates that it will make repurchases of Class A common stock based upon market condition and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued 15,164 shares of treasury stock during the first thirteen weeks of fiscal 2004 to fund the associate stock purchase plan.

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. Initially, the quarterly dividend rate is $0.05 per share, or $0.20 per share annually. The Board of Directors approved the second cash dividend of $.05 per share paid on November 26, 2003 to shareholders of record at the close of business on November 17, 2003. The Dividend resulted in a payout of approximately $3.3 million. On January 6, 2004 the Board of Directors approved an increase in the quarterly dividend rate to $.08 per share. The $0.08 quarterly dividend is payable on January 30, 2004 to shareholders of record at the close of business on January 20, 2004. The dividend will result in an anticipated quarterly payout of approximately $ 5.3 million based on the number of shares currently outstanding.

Related Party Transactions

        The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirteen weeks of fiscal 2004 of approximately $0.4 million. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

        Certain of the operations of the Company are conducted on leased premises, some of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2007. At August 30, 2003, approximate minimum annual rentals on such leases were as follows (in thousands):

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2004	5,887	1,859
2005	4,355	1,797
2006	3,762	1,797
2007	2,426	1,808
2008	2,045	1,803
Thereafter	26,726	26,400

Total	$45,201	$35,464

        Since August 30, 2003 there has been no material change in these obligations.

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 30, 2003. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, goodwill, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 345,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. No significant concentration of credit risk is considered to exist. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

        The Company maintains the majority of its cash, cash equivalents, municipal notes and bonds and corporate bonds with high quality financial institutions.

  Available-for-Sale Securities

        Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($11.2 million and $14.2 million at November 29, 2003 and August 30, 2003, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with Statement Of Position ("SOP") 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

  Revenue Recognition

        The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

  Recently Issued Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard was effective during the current quarter. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Risk Factors

        In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered in evaluating the Company and its business. Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

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

        In addition, as various sectors of the industrial and construction customer base face increased foreign competition and in fact lose business to foreign competitors, or shift their operations overseas or outsource manufacturing requirements to foreign manufacturers, or source supplies from foreign vendors in an effort to reduce expenses, we will face increased difficulty in growing and maintaining our market share and growth prospects.

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

        In addition to having an impact on general economic conditions, events of war, terrorism or other similar occurrences such as the attacks of September 11, 2001 and the recent conflict in Iraq may materially adversely affect our revenues and our ability to service our customers. We believe that both the events of September 11, 2001 and the Iraq conflict had a material adverse effect on our results of operations, although the impact of such events can be difficult to quantify.

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

Shares Eligible for Future Sale

        Sales of a substantial number of shares of Class A Common Stock in the public market could adversely affect the prevailing market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of its equity securities. As of November 29, 2003 there were 39,892,813 shares of Class A Common Stock outstanding. In addition, there were 6,635,000 shares of Class A Common Stock reserved for issuance (i) upon the exercise of options granted under the Company's 1995, 1998, and 2001 Stock Option Plans, (ii) under the 1995 Restricted Stock Plan, and (iii) under the Company's 1998 Associate Stock Purchase Plan. Options to purchase an additional

3,675,000 shares of Class A Common Stock may be granted under the Company's 2001 Stock Option Plan.

        Our Class B Common Stock is convertible, on a one-for-one basis, into our Class A Common Stock at any time. As of November 29, 2003, there were 31,937,294 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock (and the shares of Class A Common Stock into which such shares are convertible) are "restricted securities" for purposes of the Securities Act.

        Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's principal financial instrument is a long-term note payable under a revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At November 29, 2003, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.0% at November 29, 2003), or, alternatively, at the bankers acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

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

        The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. A sharp rise in interest rates could have an adverse effect on the fair value of the Company's investment portfolio. To mitigate the adverse effects of an increase in interest rates on the fair value of its investments, the Company's portfolio is comprised of approximately 85% variable rate debt that resets to market prevailing interest rates at least every 35 days.

        In addition, the Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and investments in available-for-sale securities.

Item 4.    Controls and Procedures

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        No change occurred in the Company's internal controls concerning financial reporting during the first quarter ended November 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). A lead plaintiff, International Association of Machinists National Pension Fund, was named on November 6, 2002, and such lead plaintiff filed a consolidated amended class action complaint on December 23, 2002. The Court granted the Company's motion to dismiss the amended complaint on September 13, 2003. The plaintiffs were granted leave to re-plead their complaint and had until October 28, 2003 to file a second amended complaint. On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250,000. It is anticipated that substantially all of the settlement will be covered by insurance. On November 27, 2003, the parties filed a Stipulation and Agreement of Settlement. On December 3, 2003, the court preliminarily approved the settlement, certified the action as a class action, and scheduled a fairness hearing for March 16, 2004, to consider whether the settlement should be finally approved.

        There are no other material legal proceedings pending against MSC.

Item 6.		Exhibits and Reports on Form 8-K
a.	Exhibits:
	3.03	Amendment to By-Laws of Registrant (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, as amended, filed on December 30, 2003 (Registration No. 333-110357)).
	31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.	Reports on Form 8-K:

        The Company filed one Current Report on Form 8-K and furnished two Current Report on Form 8-K during the quarter ended November 29, 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item Number	Description
November 4, 2003	5 and 7	Announced the declaration of a cash dividend on the Company's common stock.
November 6, 2003	12 and 7
Announced the results of operations for the Company's fourth fiscal quarter ended August 30, 2003 and fiscal year ended August 30, 2003. Consolidated financial statements for this period were included with this report.
November 10, 2003	12 and 7	Provided the transcript of the November 4, 2003 conference call announcing the results of operations for its fourth fiscal quarter ended August 30, 2003 and fiscal year ended August 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated:	January 6, 2004	By:	/s/ MITCHELL JACOBSON Chairman and Chief Executive Officer

Dated:	January 6, 2004	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer

QuickLinks

SAFE HARBOR STATEMENT
MSC INDUSTRIAL DIRECT CO., INC. INDEX
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Balance Sheets (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Notes to Consolidated Financial Statements (In thousands, except per share data) (Unaudited)
SIGNATURES