Form 10-Q
period 2004-02-28
MSC INDUSTRIAL DIRECT CO INC
filed 2004-04-02
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2004

Commission File No.: 1-14130

MSC INDUSTRIAL DIRECT CO., INC.
(Exact name of registrant as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-3289165 (I.R.S. Employer Identification No.)
75 Maxess Road Melville, NY (Address of principal executive offices)	11747 (Zip Code)
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

        As of March 31, 2004 41,877,506 shares of Class A common stock and 25,445,026 shares of Class B common stock of the registrant were outstanding.

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

Internet Address

        The Company's Internet address is www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	February 28, 2004 (Unaudited)	August 30, 2003 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,049	$114,294
Available-for-sale securities	2,947	—
Accounts receivable, net of allowance for doubtful accounts of $2,600 and $2,617, respectively	115,485	93,598
Inventories	208,391	201,602
Prepaid expenses and other current assets	12,183	12,039
Deferred income taxes	10,121	11,051

Total current assets	391,176	432,584

Available-for-sale securities	91,830	—
Property, Plant and Equipment, net	104,834	106,935
Goodwill	63,202	63,202
Other assets	10,899	16,249

Total assets	$661,941	$618,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,524	$30,069
Accrued liabilities	36,687	48,406
Current portion of long-term notes payable	149	169

Total current liabilities	74,360	78,644
Long-term notes payable	1,061	1,132
Deferred income tax liability	28,885	28,839

Total liabilities	104,306	108,615

Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,998,133 and 38,825,572 shares issued, and 41,852,322 and 33,642,511 shares outstanding, respectively	48	39
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 25,445,026 and 32,137,294 shares issued and outstanding, respectively	25	32
Additional paid-in capital	283,226	261,849
Retained earnings	357,881	331,568
Class A treasury stock, at cost, 5,145,811 and 5,183,061 shares, respectively	(82,400)	(83,133)
Deferred stock compensation	(1,145)	—

Total shareholders' equity	557,635	510,355

Total Liabilities and Shareholders' Equity	$661,941	$618,970

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	$230,537	$209,633	$453,298	$420,325
Cost of goods sold	126,258	114,671	248,759	230,846

Gross profit	104,279	94,962	204,539	189,479
Operating expenses	74,277	74,944	147,646	149,091

Income from operations	30,002	20,018	56,893	40,388

Other income:
Interest income, net	468	196	760	445
Other income, net	178	37	228	47

Total other income	646	233	988	492

Income before provision for income taxes	30,648	20,251	57,881	40,880
Provision for income taxes	12,106	7,499	22,863	15,647

Net income	$18,542	$12,752	$35,018	$25,233

Per Share Information (Note 1): Net income per common share:
Basic	$0.28	$0.19	$0.53	$0.38

Diluted	$0.27	$0.19	$0.51	$0.37

Weighted average shares used in computing net income per common share (Note 1):
Basic	66,918	66,532	66,454	66,525

Diluted	69,573	68,117	68,955	67,358

Cash dividend paid per common share	$0.08	$—	$0.13	$—

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statement of Shareholders' Equity
Twenty-Six weeks ended February 28, 2004
(In thousands)
(Unaudited)

							Class A Treasury Stock
	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital	Retained Earnings		Amount at Cost	Stock Deferred Compensation
	Shares	Amount	Shares	Amount			Shares			Total
Balance at August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	5,183	$(83,133)	—	$510,355
Exchange of Class B common stock for Class A common stock	6,692	7	(6,692)	(7)	—	—	—	—	—	—
Issuance of restricted common stock (note 5)	42	—	—	—	1,177	—	—	—	(1,177)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	32	32
Common stock issued under associate stock purchase plan	—	—	—	—	—	(34)	(37)	733	—	699
Exercise of common stock options, including income tax benefit of $1,580	1,438	2	—	—	20,200	—	—	—	—	20,202
Cash dividends paid	—	—	—	—	—	(8,671)	—	—	—	(8,671)
Net income	—	—	—	—	—	35,018	—	—	—	35,018

Balance at February 28, 2004	46,998	$48	25,445	$25	$283,226	$357,881	5,146	$(82,400)	$(1,145)	$557,635

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003
Cash Flows from Operating Activities:
Net income	$35,018	$25,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,157	7,674
Amortization of deferred stock compensation	32	—
Provision for doubtful accounts	1,114	857
Deferred income taxes	976	1,917
Stock option income tax benefit	1,580	630
Changes in operating assets and liabilities:
Accounts receivable	(23,001)	(6,048)
Inventories	(6,789)	(10,201)
Prepaid expenses and other current assets	(144)	(868)
Other assets	5,350	4,725
Accounts payable and accrued liabilities	(4,264)	(4,996)

Total adjustments	(18,989)	(6,310)

Net cash provided by operating activities	16,029	18,923

Cash Flows from Investing Activities:
Proceeds from sales of investment in available-for-sale securities	15,863	—
Purchases of investments in available-for-sale securities	(110,640)	—
Expenditures for property, plant and equipment	(4,056)	(3,849)

Net cash used in investing activities	(98,833)	(3,849)

Cash Flows from Financing Activities:
Purchases of treasury stock	—	(2,958)
Payment of cash dividend	(8,671)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	699	640
Proceeds from exercise of Class A common stock options	18,622	1,256
Repayments of notes payable	(91)	(102)

Net cash provided by (used in) financing activities	10,559	(1,164)

Net (decrease) increase in cash and cash equivalents	(72,245)	13,910
Cash and cash equivalents—beginning of period	114,294	59,978

Cash and cash equivalents—end of period	$42,049	$73,888

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9	$22

Cash paid for income taxes	$21,032	$15,549

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

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first half of fiscal 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income for EPS Computation	$18,542	$12,752	$35,018	$25,233

Basic EPS:
Weighted average Common shares	66,918	66,532	66,454	66,525

Basic EPS	$0.28	$0.19	$0.53	$0.38

Diluted EPS:
Weighted average Common shares	66,918	66,532	66,454	66,525
Shares issuable from Assumed conversion of Common stock equivalents	2,655	1,585	2,501	833

Weighted average common and common equivalent shares	69,573	68,117	68,955	67,358

Diluted EPS	$0.27	$0.19	$0.51	$0.37

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income, as reported	$18,542	$12,752	$35,018	$25,233
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	—	19	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,896)	(2,777)	(4,014)	(5,944)

Pro forma net income	$16,665	$9,975	$31,023	$19,289

Net income per common share:
Net income per common share, as reported	$0.28	$0.19	$0.53	$0.38
Net income per common share, pro forma	$0.25	$0.15	$0.47	$0.29
Diluted net income per common share, as reported	$0.27	$0.19	$0.51	$0.37
Diluted net income per common share, pro forma	$0.24	$0.15	$0.45	$0.29

Note 3. Available-For-Sale Securities

        The Company's investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company's investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. At February 28, 2004, the fair value of these investments approximated their cost basis.

Note 4. Comprehensive Income

        The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. For the twenty-six weeks ended February 28, 2004 and March 1, 2003, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

        The Company reissued approximately 37 shares of treasury stock during the first half of fiscal 2004 to fund the associate stock purchase plan. The Company did not repurchase any shares of its common stock during the first half of fiscal 2004 but may make future repurchases.

        The holders of the Company's Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one-to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families.

        The Company has 5,000 shares of preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of February 28, 2004, there were no shares of preferred stock issued or outstanding.

        The Company awarded approximately 42 shares of Class A common stock to senior management on January 6, 2004. These shares were issued pursuant to the Company's Restricted Stock Plan. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions. Associates will forfeit all non vested shares upon departure from the Company. As of February 28, 2004, none of these shares were cancelled or forfeited. The value of these shares at the grant date of $1,177 is included as a separate component of shareholders' equity, and the related compensation charge is being recorded over the seven year vesting period. As of February 28, 2004, approximately 44 additional shares remain reserved for future issuance under the Restricted Stock Plan.

        On January 28, 2004, certain selling shareholders, including the Company's Chairman and Chief Executive Officer and other family members and/or entities, completed the sale of 6,900 shares of Class A common stock. This transaction did not increase the total number of shares of the Company's common stock outstanding nor did the Company receive any proceeds from the sale of these shares.

        On January 6, 2004, the Board of Directors approved an increase in the quarterly dividend rate to $.08 per share or $.32 per share annually. On January 30, 2004, the Company paid a dividend of approximately $5.3 million to shareholders of record at the close of business on January 20, 2004. On March 30, 2004, the Board of Directors approved a quarterly dividend payable on April 23, 2004 to shareholders of record at the close of business on April 13, 2004. The dividend payable of $.08 per share will result in an anticipated quarterly payout of approximately $5.4 million based on the number of shares currently outstanding.

Note 6. Product Warranties

        The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen and twenty-six week periods ended February 28, 2004 and March 1, 2003 has been minimal.

Note 7. Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. This standard becomes effective during the third quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Note 8. Legal Proceedings

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250. It is anticipated that substantially all of the settlement will be covered by insurance. On November 27, 2003, the parties filed a Stipulation and Agreement of Settlement. On March 16, 2004, the court held a settlement fairness hearing, approved the settlement, and dismissed the claims of the class with prejudice.

There are no other material legal proceedings pending against MSC.

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

        This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on the Company's information systems, dependence on key personnel and the availability of suitable acquisition opportunities. See "Risk Factors" at page 17. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

Results of Operations—

Thirteen weeks ended February 28, 2004 and March 1, 2003

        The following table shows selected items of MSC's Consolidated Statement of Operations, percentages of sales and comparisons between the second quarter of fiscal 2004 and the second quarter of fiscal 2003.

	Thirteen Weeks Ended
	February 28, 2004	% of Sales	March 1, 2003	% of Sales	Variance in Dollars	Variance in Percent
Net sales	$230,537	100.0%	$209,633	100.0%	$20,904	10.0%
Cost of goods sold	126,258	54.8	114,671	54.7	11,587	10.1

Gross profit	104,279	45.2	94,962	45.3	9,317	9.8
Operating expenses	74,277	32.2	74,944	35.8	(667)	(0.9)

Income from operations	30,002	13.0	20,018	9.5	9,984	49.9

Other Income:
Interest income, net	468	0.2	196	0.1	272	138.8
Other income, net	178	0.1	37	—	141	381.1

Total other income	646	0.3	233	0.1	413	177.3

Income before provision for income taxes	30,648	13.3	20,251	9.7	10,397	51.3
Provision for income taxes	12,106	5.3	7,499	3.6	4,607	61.4

Net income	$18,542	8.0%	$12,752	6.1%	$5,790	45.4%

        Net sales increased by $20.9 million, or 10.0%, to $230.5 million in the second quarter of fiscal 2004 from $209.6 million in the second quarter of fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers to 346,000 from 338,000 in the second quarter of fiscal 2003. The sales growth rate increased sequentially each month throughout the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Sales growth was 7.8% in December, 8.0% in January and 14.2% in February. Manufacturing sector sales and non-manufacturing sector sales for the second quarter of fiscal 2004 grew 9.1% and 12.4% respectively, as compared to the second quarter of fiscal 2003. The adverse sales impact of our customers' Christmas and New Year's holiday shutdown periods in fiscal 2004 were not as extensive as in fiscal 2003.

        Gross profit increased by $9.3 million, or 9.8%, to $104.3 million in the second quarter of fiscal 2004 from $95.0 million in the second quarter of fiscal 2003. The increase in gross profit dollars was primarily the result of an increase in net sales as explained above. As a percentage of net sales, gross profit remained relatively unchanged at 45.2%.

        Operating expenses decreased by $0.6 million, or 0.9%, to $74.3 million in the second quarter of fiscal 2004 from $74.9 million in the second quarter of fiscal 2003. The decrease in operating expenses in dollars was primarily the result of a decrease in depreciation expense and advertising expense. Overall, other variable expenses did not increase as compared to the second quarter of fiscal 2003. The decrease in depreciation expense is a result of capital additions made in prior years becoming fully depreciated. Advertising expenses have decreased due to a planned reduction in mailings. Other variable expenses, overall, have remained essentially unchanged due to productivity gains. As a percentage of net sales, operating expenses decreased to 32.2% from 35.8%, which is primarily the result of the distribution of the expenses over a larger revenue base as well as the dollar decreases in operating expenses noted above.

        Income from operations increased by $10.0 million, or 49.9%, to $30.0 million in the second quarter of fiscal 2004 from $20.0 million in the second quarter of fiscal 2003. The increase in dollars was primarily attributable to the increase in net sales and the decrease in operating expenses as described above. As a percentage of net sales, income from operations increased to 13.0% from 9.5%, primarily the result of the distribution of expenses over a larger revenue base as well as the dollar decrease in operating expenses as described above.

        Interest income, net.    Net interest income was $0.5 million for the second quarter of fiscal 2004 compared to $0.2 million for the second quarter of fiscal 2003. The increase in interest income is a result of more cash and investments in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

        Provision for income taxes.    The effective tax rate was approximately 39.5% and 37.0% for the second quarter of fiscal 2004 and fiscal 2003, respectively. The reduction in the effective tax rate in the second quarter of fiscal 2003 was the direct result of settlements from the closing of two tax years. The Company recorded the necessary adjustment to the tax provision in the second quarter of fiscal 2003 to adjust the year to date provision to 38.3%, resulting in the 37.0% effective tax rate for the second quarter of fiscal 2003. Excluding the effect of these settlements, the effective tax rate is approximately 39.5% for both periods.

        Net income increased by $5.8 million, or 45.4%, to $18.5 million in the second quarter of fiscal 2004 from $12.8 million in the second quarter of fiscal 2003. This increase was primarily the result of the increase in income from operations as described above offset by higher provisions for income taxes.

Twenty-six weeks ended February 28, 2004 and March 1, 2003

        The following table shows selected items of MSC's Consolidated Statement of Operations, percentages of sales and comparisons between the first half of fiscal 2004 and the first half of fiscal 2003.

	Twenty Six Weeks Ended
	February 28, 2004	% of Sales	March 1, 2003	%of Sales	Variance in Dollars	Variance in Percent
Net sales	$453,298	100.0%	$420,325	100.0%	$32,973	7.8%
Cost of goods sold	248,759	54.9	230,846	54.9	17,913	7.8

Gross profit	204,539	45.1	189,479	45.1	15,060	7.9
Operating expenses	147,646	32.6	149,091	35.5	(1,445)	(0.1)

Income from operations	56,893	12.6	40,388	9.6	16,505	40.9

Other Income:
Interest income, net	760	0.2	445	0.1	315	70.8
Other income, net	228	0.1	47	—	181	385.1

Total other income	988	0.2	492	0.1	496	100.8

Income before provision for income taxes	57,881	12.8	40,880	9.7	17,001	41.6
Provision for income taxes	22,863	5.0	15,647	3.7	7,216	46.1

Net income	$35,018	7.7%	$25,233	6.0%	$9,785	38.8%

        Net sales increased by $33.0 million, or 7.8%, to $453.3 million in the first half of fiscal 2004 from $420.3 million in the first half of fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers to 346,000 from 338,000 in the first half of fiscal 2003. Sales in the first and second quarter of fiscal 2004 grew 5.7% and 10.0%, respectively in comparison to the first and second quarters of fiscal 2003. Manufacturing sector sales and non-manufacturing sector sales for the first half of fiscal 2004 grew 5.8% and 13.9% respectively, as compared to the first half of fiscal 2003. The adverse sales impact of our customers' Christmas and New Year's holiday shutdown periods in fiscal 2004 were not as extensive as in fiscal 2003.

        Gross profit increased by $15.0 million, or 7.9%, to $204.5 million in the first half of fiscal 2004 from $189.5 million in the first half of fiscal 2003. The increase in gross profit dollars was primarily the result of an increase in net sales as explained above. As a percentage of net sales, gross profit remained unchanged at 45.1% for the first half of fiscal 2004 as compared to the first half of fiscal 2003.

        Operating expenses decreased by $1.5 million, or 1.0%, to $147.6 million in the first half of fiscal 2004 from $149.1 million in the first half of fiscal 2003. The decrease in operating expenses in dollars was primarily the result of a decrease in depreciation expense and advertising expense. Overall, other variable costs did not increase as compared to the first half of fiscal 2003. The decrease in depreciation expense is a result of capital additions made in prior years becoming fully depreciated. Advertising expenses have decreased due to a planned reduction in mailings. Other variable expenses, overall, have remained essentially unchanged due to productivity gains. As a percentage of net sales, operating expenses decreased to 32.6% from 35.5%, which is primarily the result of the distribution of expenses over a larger revenue base as well as the dollar decreases in operating expenses noted above.

        Income from operations increased by $16.5 million, or 40.9%, to $56.9 million in the first half of fiscal 2004 from $40.4 million in the first half of fiscal 2003. The increase in dollars was primarily attributable to the increase in net sales and decrease in operating expenses as described above. As a percentage of net sales, income from operations increased to 12.6% from 9.6%, primarily the result of the distribution of expenses over a larger revenue base as well as the dollar decrease in operating expenses as described above.

        Interest income, net.    Net interest income was approximately $0.8 million for the first half of fiscal 2004 compared to $0.4 million for the first half of fiscal 2003. The increase in net interest income is a result of more cash and investments in the first half of fiscal 2004 as compared to the first half of fiscal 2003.

        Provision for income taxes.    The effective tax rate was approximately 39.5% and 38.3% for the first half of fiscal 2004 and fiscal 2003, respectively. The effective tax rate for the first half of fiscal 2003 was reduced as a direct result of settlements from the closing of two tax years. Excluding the effect of these settlements, the effective tax rate is approximately 39.5% for both periods.

        Net income increased by $9.8 million, or 38.8%, to $35.0 million in the first half of fiscal 2004 from $25.2 million in the first half of fiscal 2003. This increase was primarily the result of the increase in income from operations explained above offset by higher provisions for income taxes.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $22.5 million from $114.3 million at the fiscal year ended August 30, 2003 to $136.8 million at the second fiscal quarter ended February 28, 2004. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next 12 months.

        Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank's base rate (4.0% at February 28, 2004) or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of February 28, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

        Net cash provided by operating activities for the twenty-six week periods ended February 28, 2004 and March 1, 2003 was $16.0 million and $18.9 million, respectively. The decrease of approximately $2.9 million in net cash provided from operations resulted from an investment in working capital to support an increase in net sales, offset by higher net income.

        Net cash used in investing activities for the twenty-six week periods ended February 28, 2004 and March 1, 2003 was $98.8 million and $3.8 million, respectively. The increase in the usage of cash is primarily a result of the Company's decision to invest approximately $94.8 million in available-for-sale securities during the first half of fiscal 2004.

        The net cash provided by financing activities for the twenty-six week period ended February 28, 2004 was $10.6 million and net cash used in financing activities for the twenty-six week period ended March 1, 2003 was $1.2 million. The net cash provided by financing activities for the first half of fiscal 2004 was primarily attributable to proceeds from the exercise of Class A common stock options offset principally by the payment of quarterly cash dividends paid on the common stock outstanding. The net cash used in financing activities for the first half of fiscal 2003 was primarily attributable to the purchase of treasury stock, partially offset by the proceeds received from the exercise of Class A common stock options.

        During the first half of fiscal 2004, the Company did not repurchase any shares of the Company's Class A common stock through its stock purchase plan. The Company currently anticipates that it will make repurchases of Class A common stock based upon market condition and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued approximately 37,000 shares of treasury stock during the first half of fiscal 2004 to fund the associate stock purchase plan.

        On January 6, 2004, the Board of Directors approved an increase in the quarterly dividend rate to $.08 per share or $.32 per share annually. On January 30, 2004, the Company paid a dividend of approximately $5.3 million to shareholders of record at the close of business on January 20, 2004. On March 30, 2004, the Board of Directors approved a quarterly dividend payable on April 23, 2004 to shareholders of record at the close of business on April 13, 2004. The dividend payable of $.08 per share will result in an anticipated quarterly payout of approximately $5.4 million based on the number of shares currently outstanding.

Related Party Transactions

        The Company is affiliated with various real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by the Company's principal shareholders. The Company paid rent under operating leases to Affiliates for the first half of fiscal 2004 of approximately $0.9 million. In the opinion of the Company's management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 346,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. No significant concentration of credit risk is considered to exist. The Company performs periodic credit evaluations of its customers' financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

        The Company maintains the majority of its cash, cash equivalents, municipal notes and bonds and corporate bonds with high quality financial institutions.

  Available-for-Sale Securities

        Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method.

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

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($8.8 million and $9.1 million at February 28, 2004 and March 1, 2003, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with Statement Of Position ("SOP") 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

  Revenue Recognition

        The Company recognizes revenue upon shipment of products to its customers. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

  Recently Issued Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. This standard becomes effective during the third quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

Availability of and Integration of Prospective Acquisitions

        Acquisitions have not played a role in our recent growth. From time to time in the future, we may pursue selected acquisitions that either expand or complement our business in new or existing markets. There can be no assurance that we will be able to identify and to acquire acceptable acquisition candidates on terms favorable to us and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on our growth strategy.

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

Shares Eligible for Future Sale

        Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of its equity securities. As of February 28, 2004 there were

41,852,322 shares of Class A common stock outstanding. In addition, 6,045,894 options to purchase shares of Class A common stock granted under the Company's 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 4,137,363 shares of Class A common stock may be granted under the Company's 2001 Stock Option Plan. An additional 44,280 shares may be granted under the 1995 Restricted Stock Plan, and approximately 114,000 shares may be sold through the Company's 1998 Associate Stock Purchase Plan.

        Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of February 28, 2004 there were 25,445,026 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are "restricted securities" for purposes of the Securities Act.

        Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's principal financial instrument is a long-term note payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At February 28, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank's base rate (4.0% at February 28, 2004), or, alternatively, at the bankers' acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

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

        The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value. A sharp rise in interest rates could have an adverse effect on the fair value of the Company's investment portfolio. To mitigate the adverse effects of an increase in interest rates on the fair value of its investments, the Company's portfolio is comprised of approximately 75% variable rate debt that resets to market prevailing interest rates at least every 35 days.

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

        No change occurred in the Company's internal controls concerning financial reporting during the second fiscal quarter ended February 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company's stockholders, sought unspecified damages based on his allegations arising from the Company's announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company's common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250,000. It is anticipated that substantially all of the settlement will be covered by insurance. On November 27, 2003, the parties filed a Stipulation and Agreement of Settlement. On March 16, 2004, the court held a settlement fairness hearing, approved the settlement, and dismissed the claims of the class with prejudice.

        There are no other material legal proceedings pending against MSC.

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The Company awarded approximately 42,000 shares of Class A common stock to senior management on January 6, 2004. These shares were issued pursuant to the Company's Restricted Stock Plan. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions. Associates will forfeit all non vested shares upon departure from the Company. As of February 28, 2004, none of these shares were cancelled or forfeited. The value of these shares at the grant date of approximately $1,177,000 is included as a separate component of shareholders' equity, and the related compensation charge is being recorded over the seven year vesting period. As of February 28, 2004, approximately 44,000 additional shares remain reserved for future issuance under the Restricted Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 6, 2004, the Company held its 2004 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

        The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

1.
To elect the following nominees as Directors

Nominee	For	Withheld
Mitchell Jacobson	346,280,904	1,152,603
David Sandler	346,647,104	786,403
Charles Boehlke	346,636,824	796,683
Roger Fradin	346,938,064	495,443
Denis Kelly	346,938,064	495,443
Raymond Langton	346,938,064	495,443
Philip Peller	346,937,564	495,943
2.
To approve an amendment to the Company's 1995 Restricted Stock Plan.

For	Against	Abstain	Broker Non-Votes
343,554,237	1,198,290	17,881	2,663,099
3.
To approve an amendment to the Company's 1995 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
340,701,077	4,051,575	17,756	2,663,099
4.
To approve an amendment to the Company's 1998 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
340,316,286	4,436,572	17,550	2,663,099
5.
To approve an amendment to the Company's 2001 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
340,633,982	4,109,077	27,349	2,663,099
6.
To approve an amendment to the Company's Associate Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
343,913,534	840,812	16,062	2,663,099
7.
To ratify Ernst & Young LLP as independent certified public accountants of the Company for fiscal year 2004.

For	Against	Abstain	Broker Non-Votes
345,128,990	1,022,066	1,282,451	2,663,099

Item 6. Exhibits and Reports on Form 8-K

        a.    Exhibits:

3.03	Amendment to By-Laws of Registrant (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, as amended, filed on December 30, 2003 (Registration No. 333-110357))
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b.    Reports on Form 8-K:    The Company filed three Current Reports on Form 8-K during the quarter ended February 28, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item Number	Description
January 8, 2004	5 and 7	Announced the declaration of a cash dividend on the Company's common stock.
January 8, 2004	5, 7 and 12
Announced a medical condition of the Company's President and Chief Operating Officer, David Sandler. Also, announced the results of operations for the Company's first fiscal quarter ended November 29, 2003. Consolidated financial statements for this period were included with this report.
January 26, 2004	5, 7	Announced the pricing of a public offering by certain selling shareholders. The purchase agreement between the Company, selling shareholders and the underwriters was included with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: March 31, 2004	By:	/s/ MITCHELL JACOBSON Chairman and Chief Executive Officer
Dated: March 31, 2004	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer

QuickLinks

SAFE HARBOR STATEMENT
INDEX
  PART I.FINANCIAL INFORMATION
  Item 1.Consolidated Financial Statements (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Balance Sheets (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Notes to Consolidated Financial Statements (In thousands, except per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES