Form 10-Q
period 2004-05-29
MSC INDUSTRIAL DIRECT CO INC
filed 2004-07-08
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

Commission File No.: 1-14130

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

New York	11-3289165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Maxess Road Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(516) 812-2000
(Registrant’s telephone number, including area code)

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

As of July 6, 2004, 42,087,455 shares of Class A common stock and 25,445,026 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading “Risk Factors”. Factors that may cause these differences include, but are not limited to:

•                                          changing customer and product mixes, market conditions and industry consolidation;

•                                          competition;

•                                          general economic conditions in the markets in which the Company operates;

•                                          risk of cancellation or rescheduling of orders;

•                                          work stoppages at transportation centers or shipping ports;

•                                          the risk of war, terrorism and similar hostilities;

•                                          dependence on our information systems;

•                                          dependence on key personnel; and

•                                          the other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

The Company’s Internet address is www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.  We also make available, on our web site, the charters of the committees of our Board of Directors pursuant to SEC requirements and New York Stock Exchange listing standards.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	May 29, 2004	August 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,825	$114,294
Available-for-sale securities	2,926	—
Accounts receivable, net of allowance for doubtful accounts of $2,783 and $2,617, respectively	112,809	93,598
Inventories	220,576	201,602
Prepaid expenses and other current assets	15,116	12,039
Deferred income taxes	11,132	11,051
Total current assets	400,384	432,584
Available-for-sale securities	116,709	—
Property, Plant and Equipment, net	104,250	106,935
Goodwill	63,202	63,202
Other assets	9,488	16,249
Total assets	$694,033	$618,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,820	$30,069
Accrued liabilities	48,780	48,406
Current portion of long-term notes payable	149	169
Total current liabilities	87,749	78,644
Long-term notes payable	1,023	1,132
Deferred income tax liability	26,911	28,839
Total liabilities	115,683	108,615
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 47,440,268 and 38,825,572 shares issued, and 42,057,626 and 33,642,511 shares outstanding, respectively	48	39
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 25,445,026 and 32,137,294 shares issued and outstanding, respectively	25	32
Additional paid-in capital	292,227	261,849
Retained earnings	376,413	331,568
Accumulated other comprehensive loss	(77)	—
Class A treasury stock, at cost, 5,382,642 and 5,183,061 shares, respectively	(88,895)	(83,133)
Deferred stock compensation	(1,391)	—
Total shareholders’ equity	578,350	510,355
Total Liabilities and Shareholders’ Equity	$694,033	$618,970

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$255,297	$215,571	$708,595	$635,896
Cost of goods sold	140,417	118,709	389,176	349,555
Gross profit	114,880	96,862	319,419	286,341
Operating expenses	76,993	75,915	224,639	225,006
Income from operations	37,887	20,947	94,780	61,335
Other income:
Interest income, net	684	328	1,444	773
Other income, net	91	67	319	114
Total other income	775	395	1,763	887
Income before provision for income taxes	38,662	21,342	96,543	62,222
Provision for income taxes	14,789	8,174	37,652	23,821
Net income	$23,873	$13,168	$58,891	$38,401

Per Share Information (Note 1):
Net income per common share:
Basic	$0.35	$0.20	$0.88	$0.58
Diluted	$0.34	$0.19	$0.85	$0.57

Weighted average shares used in computing net income per common share (Note 1):
Basic	67,474	66,650	66,801	66,567
Diluted	70,082	68,265	69,337	67,780

Cash dividend paid per common share	$0.08	$—	$0.21	$—

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Thirty-Nine weeks ended May 29, 2004

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Deferred Stock Compensation
	Shares	Amount	Shares	Amount				Shares	Amount at Cost		Total
Balance at August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	—	5,183	$(83,133)	—	$510,355
Exchange of Class B common stock for Class A common stock	6,692	7	(6,692)	(7)	—	—	—	—	—	—	—
Issuance of restricted common stock (Note 5)	52	—	—	—	1,477	—	—	—	—	(1,477)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	86	86
Common stock issued under associate stock purchase plan	—	—	—	—	—	23		(50)	992	—	1,015
Purchase of treasury stock	—	—	—	—	—	—	—	250	(6,754)	—	(6,754)
Exercise of common stock options, including income tax benefit of $4,148	1,870	2	—	—	28,901	—	—	—	—	—	28,903
Cash dividends paid	—	—	—	—	—	(14,069)	—	—	—	—	(14,069)

Net income	—	—	—	—	—	58,891	—	—	—	—	58,891
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(77)	—	—	—	(77)

Comprehensive income											58,814

Balance at May 29, 2004	47,440	$48	25,445	$25	$292,227	$376,413	$(77)	5,383	$(88,895)	$(1,391)	$578,350

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003

Cash Flows from Operating Activities:
Net income	$58,891	$38,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,457	11,295
Amortization of deferred stock compensation	86	—
Provision for doubtful accounts	1,748	1,208
Deferred income taxes	(2,009)	8,104
Stock option income tax benefit	4,148	563
Amortization of bond premium	148	—
Changes in operating assets and liabilities:
Accounts receivable	(20,959)	(2,458)
Inventories	(18,974)	(1,977)
Prepaid expenses and other current assets	(3,077)	(2,707)
Other assets	6,761	6,224
Accounts payable and accrued liabilities	9,125	(3,876)

Total adjustments	(13,546)	16,376

Net cash provided by operating activities	45,345	54,777

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	31,664	—
Purchases of investments in available-for-sale securities	(151,524)	—
Expenditures for property, plant and equipment	(6,772)	(6,571)

Net cash used in investing activities	(126,632)	(6,571)

Cash Flows from Financing Activities:
Purchases of treasury stock	(6,754)	(2,958)
Payment of cash dividend	(14,069)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,015	904
Proceeds from exercise of Class A common stock options	24,755	2,790
Repayments of notes payable	(129)	(156)

Net cash provided by financing activities	4,818	580

Net (decrease) increase in cash and cash equivalents	(76,469)	48,786
Cash and cash equivalents—beginning of period	114,294	59,978

Cash and cash equivalents—end of period	$37,825	$108,764

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$29	$36

Cash paid for income taxes	$31,900	$14,483

See accompanying notes.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

MSC Industrial Direct Co., Inc. (“MSC”) was incorporated in the State of New York on October 24, 1995. The accompanying consolidated financial statements include MSC and all of its subsidiaries, including its principal operating subsidiary, Sid Tool Co., Inc. and is hereinafter referred to collectively as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirty-nine weeks of fiscal 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income for EPS computation	$23,873	$13,168	$58,891	$38,401

Basic EPS:
Weighted average common shares	67,474	66,650	66,801	66,567

Basic EPS	$0.35	$0.20	$0.88	$0.58

Diluted EPS:
Weighted average common shares	67,474	66,650	66,801	66,567
Shares issuable from assumed conversion of common stock equivalents	2,608	1,615	2,536	1,213
Weighted average common and common equivalent shares	70,082	68,265	69,337	67,780

Diluted EPS	$0.34	$0.19	$0.85	$0.57

Note 2. Fair Value Disclosure Of Stock Options

The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, if the Company accounts for its stock options granted under the intrinsic value method.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income, as reported	$23,873	$13,168	$58,891	$38,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33	—	53	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,916)	(2,749)	(5,930)	(8,694)
Pro forma net income	$21,990	$10,419	$53,014	$29,707

Net income per common share:
Net income per common share, as reported	$0.35	$0.20	$0.88	$0.58
Net income per common share, pro forma	$0.33	$0.16	$0.79	$0.45
Diluted net income per common share, as reported	$0.34	$0.19	$0.85	$0.57
Diluted net income per common share, pro forma	$0.31	$0.15	$0.76	$0.44

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Unrealized losses, net of taxes, included in accumulated other comprehensive loss at May 29, 2004 were approximately $77.

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income, as reported	$23,873	$13,168	$58,891	$38,401
Unrealized losses on available-for-sale securities, net of tax benefit	(77)	—	(77)	—
Comprehensive Income	$23,796	$13,168	$58,814	$38,401

Note 5. Shareholders’ Equity

Each holder of the Company’s Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and except as described below there are no conversion rights or redemption or sinking fund provisions with respect to such stock.

The Company reissued approximately 50 shares of treasury stock during the first nine months of fiscal 2004 to fund the associate stock purchase plan. During the current quarter of fiscal 2004, the Company repurchased 250 shares of its Class A common stock for approximately  $6,754 which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

The holders of the Company’s Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one-to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families.

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of May 29, 2004, there were no shares of preferred stock issued or outstanding.

During the first nine months of fiscal 2004 the Company awarded approximately 52 shares of Class A common stock to senior management.  These shares were issued pursuant to the Company’s Restricted Stock Plan. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions.  Associates will forfeit all non vested shares upon departure from the Company.  As of May 29, 2004, none of these shares were cancelled or forfeited. The value of these shares at the grant date of $1,477 is included as a separate component of shareholders’ equity, and the related compensation charge is being recorded over the seven year vesting period. As of May 29, 2004, approximately 34 additional shares remain reserved for future issuance under the Restricted Stock Plan.

On April 23, 2004 the Company paid a dividend of approximately $5.3 million to shareholders of record at the close of business on April 13, 2004. On July 1, 2004, the Board of Directors approved a quarterly dividend payable of $.08 share payable on July 26, 2004 to shareholders of record at the close of business on July 15, 2004. The dividend payable will result in an anticipated payout of approximately $5.4 million based on the number of shares currently outstanding.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine week periods ended May 29, 2004 and May 31, 2003 has been minimal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing market conditions, competitive and regulatory matters, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on the Company’s information systems, dependence on key personnel and the availability of suitable acquisition opportunities. See “Risk Factors” at page 14. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

MSC Industrial Direct Co., Inc. (“MSC”) was formed in October 1995 and has conducted business since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the “Operating Subsidiary”), are hereinafter referred to collectively as the “Company.”

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies requirements. We offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from four distribution centers and approximately 90 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Results of Operations—

Thirteen weeks ended May 29, 2004 and May 31, 2003

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the third quarter of fiscal 2004 and the third quarter of fiscal 2003.

	Thirteen Weeks Ended
	May 29, 2004	% of Sales	May 31, 2003	% of Sales	Variance in Dollars	Variance in Percent
Net sales	$255,297	100.0%	$215,571	100.0%	$39,726	18.4%
Cost of goods sold	140,417	55.0	118,709	55.1	(21,708)	(18.3)
Gross profit	114,880	45.0	96,862	44.9	18,018	18.6
Operating expenses	76,993	30.2	75,915	35.2	(1,078)	(1.4)
Income from operations	37,887	14.8	20,947	9.7	16,940	80.9
Other Income:
Interest income, net	684	0.3	328	0.2	356	108.5
Other income, net	91	—	67	—	24	35.8
Total other income	775	0.3	395	0.2	379	96.0
Income before provision for income taxes	38,662	15.1	21,342	9.9	17,320	81.2
Provision for income taxes	14,789	5.8	8,174	3.8	(6,615)	(80.9)
Net income	$23,873	9.4%	$13,168	6.1%	$10,705	81.3%

Net sales increased by $39.7 million, or 18.4%, to $255.3 million in the third quarter of fiscal 2004 from $215.6 million in the third quarter of fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers to 346,000 from 340,000 in the third quarter of fiscal 2003.  Also, there was one additional sales day in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Average daily sales increased to $3.9 million in the third quarter of fiscal 2004 from $3.4 million in the third quarter of fiscal 2003.  The sales growth rate (adjusted to eliminate the effect of an extra day in May 2004) increased sequentially each month throughout the third quarter of fiscal 2004, 15.4% in March, 17.1% in April and 17.8% in May, as compared to the third quarter of fiscal 2003.  Manufacturing sector sales and non-manufacturing sector sales for the third quarter of fiscal 2004 grew 17.1% and 14.8% respectively (growth percentages adjusted to eliminate the effect of an extra day in May 2004), as compared to the third quarter of fiscal 2003.

Gross profit increased by $18.0 million, or 18.6%, to $114.9 million in the third quarter of fiscal 2004 from $96.9 million in the third quarter of fiscal 2003. The increase in gross profit dollars was primarily the result of an increase in net sales as explained above. As a percentage of net sales, gross profit remained relatively unchanged at 45.0%.

Operating expenses increased by $1.1 million, or 1.4%, to $77.0 million in the third quarter of fiscal 2004 from $75.9 million in the third quarter of fiscal 2003. The increase in operating expenses in dollars was primarily the result of an increase in freight expense, to support increased sales, offset by a decrease in depreciation and advertising expense. Overall, other variable expenses did not increase as compared to the third quarter of fiscal 2003.  The decrease in depreciation expense is a result of capital additions made in prior years becoming fully depreciated. Advertising expenses have decreased due to a planned reduction in mailings. Other variable expenses, overall, have remained essentially unchanged as productivity gains have offset increased costs from higher staffing levels.  As a percentage of net sales, operating expenses decreased to 30.2% from 35.2%, which is primarily the result of the distribution of the expenses over a larger revenue base and productivity gains partially offset by the dollar increase in operating expenses noted above.

Income from operations increased by $17.0 million, or 80.9%, to $37.9 million in the third quarter of fiscal 2004 from $20.9 million in the third quarter of fiscal 2003. The increase in dollars was primarily attributable to the increase in net sales offset by the increase in operating expenses as described above. As a percentage of net sales, income from operations increased to 14.8% from 9.7%, primarily the result of the distribution of expenses over a larger revenue base offset by the dollar increase in operating expenses as described above.

Interest income, net.  Net interest income was $0.7 million for the third quarter of fiscal 2004 compared to $0.3 million for the third quarter of fiscal 2003. The increase in interest income is a result of interest earned on a tax refund and a larger amount of cash and investments in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

Provision for income taxes.  The effective tax rate was approximately 38.3% for the third quarter of fiscal 2004 and fiscal 2003. During the third quarter of fiscal 2004, the tax provision was reduced due to a lower estimated effective tax rate resulting from a lower estimated state tax burden.  The change in effective tax rate increased net income by $0.3 million in the third quarter of fiscal 2004.   During the third quarter of 2003, tax reserve requirements were reduced due to tax audit closings.  The effective tax rate is expected to be 39.0% in the fourth quarter of fiscal 2004.

Net income increased by $10.7 million, or 81.3%, to $23.9 million in the third quarter of fiscal 2004 from $13.2 million in the third quarter of fiscal 2003. This increase was primarily the result of the increase in income from operations as described above offset by higher provisions for income taxes.

Thirty-nine weeks ended May 29, 2004 and May 31, 2003

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the first thirty-nine weeks of fiscal 2004 and the first thirty-nine weeks of fiscal 2003.

	Thirty-Nine Weeks Ended
	May 29, 2004	% of Sales	May 31, 2003	%of Sales	Variance in Dollars	Variance in Percent
Net sales	$708,595	100.0%	$635,896	100.0%	$72,670	11.4%
Cost of goods sold	389,176	54.9	349,555	55.0	(39,621)	(11.3)
Gross profit	319,419	45.1	286,341	45.0	33,078	11.6
Operating expenses	224,639	31.7	225,006	35.4	(367)	(0.2)
Income from operations	94,780	13.4	61,335	9.6	33,445	54.5
Other Income:
Interest income, net	1,444	0.2	773	0.1	671	86.8
Other income, net	319	—	114	—	205	179.8
Total other income	1,763	0.2	887	0.1	876	98.8
Income before provision for income taxes	96,543	13.6	62,222	9.8	34,321	55.2
Provision for income taxes	37,652	5.3	23,821	3.7	(13,831)	(58.1)
Net income	$58,891	8.3%	$38,401	6.0%	$20,490	53.4%

Net sales increased by $72.7 million, or 11.4%, to $708.6 million in the first thirty-nine weeks of fiscal 2004 from $635.9 million in the first thirty-nine weeks of fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers to 346,000 from 340,000 in the first thirty-nine weeks of fiscal 2003. Also, there was one additional sales day in the first thirty-nine weeks of fiscal 2004 as compared to the first thirty-nine weeks of fiscal 2003.  Average daily sales increased to $3.7 million for the first thirty-nine weeks of fiscal 2004 from $3.4 million for the first thirty-nine weeks of fiscal 2003.  Sales in the first, second and third quarters (adjusted to eliminate the effect of an extra day in May 2004) of fiscal 2004 grew 5.7%, 10.0% and 16.6%, respectively in comparison to the first, second and third quarters of fiscal 2003. Manufacturing sector sales and non-manufacturing sector sales for the first thirty-nine weeks of fiscal 2004 grew 9.6% and 14.2%, respectively (growth percentages adjusted to eliminate the effect of an extra day in May 2004), as compared to the first thirty-nine weeks of fiscal 2003.

Gross profit increased by $33.1 million, or 11.6%, to $319.4 million in the first thirty-nine weeks of fiscal 2004 from $286.3 million in the first thirty-nine weeks of fiscal 2003. The increase in gross profit dollars was primarily the result of an increase in net sales as explained above. As a percentage of net sales, gross profit remained relatively unchanged for the first thirty-nine weeks of fiscal 2004 as compared to the first thirty-nine weeks of fiscal 2003.

Operating expenses decreased by $0.4 million, or 0.2%, to $224.6 million in the first thirty-nine weeks of fiscal 2004 from $225.0 million in the first thirty-nine weeks of fiscal 2003.  The decrease in operating expenses in dollars was primarily the result of a decrease in depreciation expense and advertising expense offset by an increase in freight expense.   Overall, other variable costs did not increase as compared to the first thirty-nine weeks of fiscal 2003.  The decrease in depreciation expense is a result of capital additions made in prior years becoming fully depreciated, and advertising expenses have decreased due to a planned reduction in mailings.  Freight expense has increased to support increased sales.  Other variable expenses, overall, have remained essentially unchanged as productivity gains have offset increased costs from higher staffing levels.  As a percentage of net sales, operating expenses decreased to 31.7% from 35.4%, which is primarily the result of the distribution of expenses over a larger revenue base as well as the dollar decreases in operating expenses noted above.

Income from operations increased by $33.5 million, or 54.5%, to $94.8 million in the first thirty-nine weeks of fiscal 2004 from $61.3 million in the first thirty-nine weeks of fiscal 2003. The increase in dollars was primarily attributable to the increase in net sales and decrease in operating expenses as described above. As a percentage of net sales, income from operations increased to 13.4% from 9.6%, primarily the result of the distribution of expenses over a larger revenue base as well as the dollar decrease in operating expenses as described above.

Interest income, net.  Net interest income was approximately $1.4 million for the first thirty-nine weeks of fiscal 2004 compared to $0.8 million for the first thirty-nine weeks of fiscal 2003. The increase in net interest income is a result of interest earned on a tax refund and a larger amount of cash and investments in the first thirty-nine weeks of fiscal 2004 as compared to the first thirty-nine weeks of fiscal 2003.

Provision for income taxes.  The effective tax rate was approximately 39.0% and 38.3% for the first thirty-nine weeks of fiscal 2004 and fiscal 2003, respectively. During the first thirty-nine weeks of fiscal 2004, the tax provision was reduced due to a lower estimated effective tax rate resulting from a lower estimated state tax burden.  During the first thirty-nine weeks of fiscal 2003, tax reserve requirements were reduced due to tax audit closings.  The effective tax rate is expected to be 39.0% for the remainder of fiscal 2004.

Net income increased by $20.5 million, or 53.4%, to $58.9 million in the first thirty-nine weeks of fiscal 2004 from $38.4 million in the first thirty-nine weeks of fiscal 2003. This increase was primarily the result of the increase in income from operations explained above offset by higher provisions for income taxes.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $43.2 million from $114.3 million at the fiscal year ended August 30, 2003 to $157.5 million at the third fiscal quarter ended May 29, 2004. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next 12 months.

Under the terms of the credit facility, the maximum permitted borrowings are $110.0 million under an unsecured revolving credit agreement. Interest on amounts borrowed may be paid at a rate per annum equal to the bank’s base rate (4.0% at May 29, 2004) or, alternatively, at the bankers’ acceptance rate or LIBOR rate plus margins, which vary from the per annum rate based on the ratio of total liabilities to effective net worth, or bid note rate. This credit facility contains certain covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sales of assets, acquisitions, and payment of dividends. This credit facility also contains certain standard financial covenants. As of May 29, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants.

Net cash provided by operating activities for the thirty-nine week periods ended May 29, 2004 and May 31, 2003 was $45.3 million and $54.8 million, respectively. The decrease of approximately $9.5 million in net cash provided from operations resulted primarily from an investment in working capital to support an increase in net sales and fluctuations in net deferred tax liabilities, offset by higher net income.

Net cash used in investing activities for the thirty-nine week periods ended May 29, 2004 and May 31, 2003 was $126.6 million and $6.6 million, respectively. The increase in the usage of cash is primarily a result of the Company’s decision to invest approximately $119.9 million in available-for-sale securities during the first thirty-nine weeks of fiscal 2004.

The net cash provided by financing activities for the thirty-nine week period ended May 29, 2004 and May 31, 2003 was $4.8 million and $0.6 million, respectively. The net cash provided by financing activities for the first thirty-nine weeks of fiscal 2004 was primarily attributable to proceeds from the exercise of Class A common stock options offset principally by the payment of quarterly cash dividends paid on the common stock outstanding and the purchase of treasury stock. The net cash provided by financing activities for the first thirty-nine weeks of fiscal 2003 was primarily attributable to the proceeds received from the exercise of Class A common stock options and associate stock purchase plan proceeds offset by the purchase of treasury stock.

During the first thirty-nine weeks of fiscal 2004, the Company repurchased 250,000 shares of the Company’s Class A common stock through its stock purchase plan in the open market at a total cost of approximately $6.8 million. The Company currently anticipates that it will make repurchases of Class A common stock based upon market condition and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued approximately 50,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2004 to fund the associate stock purchase plan.

On April 23, 2004, the Company paid a dividend of approximately $5.4 million to shareholders of record at the close of business on April 13, 2004. On July 1, 2004, the Board of Directors approved a quarterly dividend payable on July 26, 2004 to shareholders of record at the close of business on July 15, 2004. The dividend payable of $.08 per share will result in an anticipated quarterly payout of approximately $5.4 million based on the number of shares currently outstanding.

Related Party Transactions

The Company is affiliated with various real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirty-nine weeks of fiscal 2004 of approximately $1.3 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 30, 2003. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, goodwill, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 346,000 combined active customer accounts defined as customers who have purchased from MSC in the preceding twelve months. The Company sells its products primarily to end-users. No significant concentration of credit risk is considered to exist. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy, etc.), or as a result of changes in the overall aging of accounts receivable.

The Company maintains the majority of its cash, cash equivalents, municipal notes and bonds and corporate bonds with high quality financial institutions.

Available-for-Sale Securities

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method.

Inventory Valuation

Inventories primarily consist of merchandise held for resale and are stated at the lower of weighted average cost (using the first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Slow moving inventory, obsolete inventory or inventory in excess of management’s estimated usage is written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($7.5 million and $7.6 million at May 29, 2004 and May 31, 2003, respectively) and included in other assets in the Company’s consolidated balance sheets in accordance with Statement Of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed.

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

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets. Additionally, although our customer base is diverse, ranging from one-person machine shops to Fortune 1000 companies and large government agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, such as the severe winter weather experienced during the third quarter of fiscal 2003 and the longshoreman’s strike on the West Coast in fiscal 2002, affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

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

Our Chief Executive Officer, his sister, certain of their family members and related trusts collectively own 100% of the outstanding shares of Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval.

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of its equity securities. As of May 29, 2004 there were 42,057,626 shares of Class A common stock outstanding. In addition, 5,605,857 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 4,142,121 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 34,111 shares may be granted under the 1995 Restricted Stock Plan, and approximately 101,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of May 29, 2004 there were 25,445,026 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal financial instrument is a long-term note payable under a credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company’s consolidated net income and cash flows. The agreement allows the Company maximum borrowings of $110.0 million under a revolving credit agreement. At May 29, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The agreement bears interest at the bank’s base rate (4.0% at May 29, 2004), or, alternatively, at the bankers’ acceptance rate or LIBOR rate plus margins, which vary from 0.65% to 1.25% per annum based on the ratio of total liabilities to effective net worth, or bid note rate.

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

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value. A sharp rise in interest rates could have an adverse effect on the fair value of the Company’s investment portfolio. To mitigate the adverse effects of an increase in interest rates on the fair value of its investments, the Company’s portfolio is comprised of approximately 81% variable rate debt that resets to market prevailing interest rates at least every 35 days.

In addition, the Company’s interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents and investments in available-for-sale securities.

Item 4. Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in the Company’s internal controls concerning financial reporting during the third fiscal quarter ended May 29, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 8, 2002, the Company, its directors and certain of its officers were sued in the United States District Court for the Eastern District of New York in an action entitled Thomas Nunziata vs. MSC Industrial Direct Co., Inc. et. al (CV No. 02 4422). Plaintiff, on behalf of a class of the Company’s stockholders, sought unspecified damages based on his allegations arising from the Company’s announcement that it would restate its consolidated financial statements for fiscal years 1999 through 2001 and the first three quarters of fiscal 2002. Plaintiff alleged that during the periods affected by the restatement, the Company, its directors and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by materially misleading the investing public by making false statements in order to inflate the price of the Company’s common stock. On August 14, 2002, the Company and certain of its officers and directors were sued in the United States District Court for the Eastern District of New York in an action entitled Sandra Joan Malin Revocable Trust vs. MSC Industrial Direct Co., Inc. et al. (CV No. 02 4503). The allegations in this matter were substantially similar to those made in the Nunziata action. On September 11, 2002, these actions were consolidated under the caption In re MSC Industrial Direct Co., Inc. Securities Litigation (CV No. 02 4422). On October 28, 2003, the parties entered into a Memorandum of Understanding to settle the matter for $1,250,000. It is anticipated that substantially all of the settlement will be covered by insurance. On November 27, 2003, the parties filed a Stipulation and Agreement of Settlement. On March 16, 2004, the court held a settlement fairness hearing, approved the settlement, and dismissed the claims of the class with prejudice.

There are no material legal proceedings pending against MSC.

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company awarded 10,169 shares of Class A common stock to a key associate on March 30, 2004. These shares were issued pursuant to the Company’s Restricted Stock Plan. Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of such shares is claimed under Section 4(2) of the Securities Act. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions. The associate will forfeit all non vested shares upon departure from the Company. As of May 29, 2004, none of these shares were cancelled or forfeited. The value of these shares at the grant date of approximately $300,000 is included as a separate component of shareholders’ equity, and the related compensation charge is being recorded over the seven year vesting period. As of May 29, 2004, approximately 34,000 additional shares remain reserved for future issuance under the Restricted Stock Plan.

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended May 29, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/29/04 – 04/03/04	—	$—	—	3,717,000
04/04/04 – 05/01/04	—	$—	—	3,717,000
05/02/04 – 05/29/04	250,000	$27.01	250,000	3,467,000

Total	250,000	$27.01	250,000

(1)                  During Fiscal 1999, the Board of Directors approved the Company’s stock repurchase plan to allow for the repurchase of up to 5,000,000 shares of the Company’s Class A common stock.  In September 2002, the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares.  There is no expiration date for this program.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits:

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K:  The Company filed two Current Reports on Form 8-K during the quarter ended May 29, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item Number	Description
March 31, 2004	5 and 7	Announced the declaration of a cash dividend on the Company’s common stock.

April 1, 2004	7 and 12	Announced the results of operations for the Company’s second fiscal quarter ended February 28, 2004. Consolidated financial statements for this period were included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: July 6, 2004	By:	/s/ MITCHELL JACOBSON
Chairman and Chief Executive Officer

Dated: July 6, 2004	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer