Form 10-K
period 2004-08-28
MSC INDUSTRIAL DIRECT CO INC
filed 2004-11-09
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒  No ☐

As of November 4, 2004, 47,262,915 shares of Class A Common Stock and 21,246,394 shares of Class B Common Stock of the registrant were outstanding and the aggregate market value of Class A Common Stock held by non-affiliates of the registrant was approximately 1,613,382,323.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2005 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED AUGUST 28, 2004

ITEMS IN FORM 10-K

PART I.

ITEM 1.   BUSINESS.

This Annual Report on Form 10-K (including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”)) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risks of war, terrorism, and similar hostilities, dependence on our information systems and on key personnel. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

General

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, “MSC” or the “Company” or “we”), incorporated in the State of New York in 1995, is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies requirements. We offer over 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and the Internet, including our website MSCDirect.com, and service our customers from approximately 90 branch offices and four distribution centers. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total MRO supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We try to achieve this reduction in MRO supplies costs in the following manner:

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

•       We have extensive E-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and I-Procure in addition to ERP Procurement Solutions such as Oracle and SAP. We offer inventory management solutions with our Customer Managed Inventory  (“CMI”) and Vendor Managed Inventory (“VMI”) systems that can lower customers’ inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many e-Procurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from one-person machine shops to Fortune 1000 companies, to government agencies including the United States Postal Service (“USPS”). Our core business focuses on selling relatively higher margin, lower volume products and we had an average order size of approximately $237 in fiscal 2004. As our national account and government programs sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes.We have in excess of 344,000 combined active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and place their orders by telephone, the Internet, including MSCDirect.com, direct computer link or facsimile.

We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC’s distribution centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC’s distribution centers allow for next day ground delivery via low cost ground carriers in 37 states. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to expand our geographic coverage of next day ground delivery throughout the continental United States which at some point in the future may require the expansion of existing facilities or the opening of new facilities.

Industry Overview

MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous small retailers, dealerships and distributors, most of which have annual sales of less than $15 million, that supply a majority of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces.

Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. We believe that, except in the largest industrial plants, MRO supplies inventories generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items are also frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities’ MRO supplies are “one-time purchases,” resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

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

•       reduction of purchases for inventory;

•       e-commerce capabilities.

Business Strategy

Our business strategy is to reduce our customers’ total cost of procurement for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

•       a broad selection of in-stock products;

•       offering both name brand and generic products;

•       prompt response and same-day shipping;

•       superior, value-added customer service;

•       competitive pricing;

•       targeted direct mail marketing; and

•       a commitment to technological innovation.

Broad Selection of Products.   We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. By offering for sale over 500,000 products, most of which generally are in stock and available for immediate shipment, we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping.   Our guaranteed same-day shipping of products results in delivery the next day or second day for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee more than 99.9% of the time. Our experience has been that areas accessible by next day ground delivery will generate significantly greater sales than areas where next day ground delivery is not available. The strategic locations of our distribution centers allow next day ground delivery via low cost ground carriers in 37 states.

Superior Customer Service.   Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, our in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, one-call method of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

Targeted Direct Mail Marketing Strategy.   Our primary tools for marketing and product reference are the annual master catalogs used to showcase over 500,000 items. In fiscal 2004, our master catalogs were supplemented by 96 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 1.6 million companies with 2.1 million individual contacts, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC’s publication circulation decreased from 33.5 million in fiscal 2003 to approximately 28.2 million in fiscal 2004. This planned decrease in mailings is in line with our continuing strategy to increase the productivity of our direct marketing efforts and increase overall return on advertising dollars spent.

Commitment to Technological Innovation.   We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs (over 500,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. MSC’s website MSCDirect.com is a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCDirect.com site offers a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. We continue to invest in inventory management solutions with our recently introduced CMI program. Our customers can print barcode labels directly through MSCDirect.com and preset reorder quantities. The customer monitors the inventory levels and replenishes any item simply by scanning the bar code. The order is then electronically downloaded into a shopping cart on our website for the customer to review and submit, thereby enabling the customer to lower their overall procurement costs and maintain lower inventory levels.

Growth Strategy

Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•       expanding government and national account programs;

•       expanding our direct sales force and increasing their productivity;

•       increasing the number of product lines and SKUs offered including generic and imported products;

•       targeting the circulation of the master catalog and our direct mail campaign;

•       continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

•       expanding next day ground delivery into new markets; and

•       maintaining excellent customer support service.

Expand Government and National Account Programs.   The Company has developed internal government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these segments and that they are an integral part of our customer diversification program. This allocation of resources will allow the Company to better support these customers, expand our customer acquisition activities and is a key component of our overall growth strategy.

Increasing the size and improving the productivity of our direct sales force.   We believe that increasing the size of the sales force and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend.

Increasing the Number of Product Lines and SKUs.   We believe that continuing to increase the breadth of our product line and providing high levels of customer service are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchases of our customers and to attract new customers. To continue to provide a diverse product line and maintain profit margins in our competitive market place, the Company has sought out vendors to supply higher margin generic and imported products. In fiscal 2004, we added approximately 20,000 SKUs, which is the net result of new SKU additions reduced by deletions of older slow moving SKU items, and currently have over 500,000 SKUs in total. We generally add SKUs in response to the feedback we receive from our existing customers.

Targeted circulation of our master catalog and direct mail campaign.   We have accumulated a buyer database of approximately 1.6 million companies with 2.1 million individual contacts, and industry expertise within specific markets. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalogs. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

E-commerce capabilities.   MSCDirect.com is a proprietary business-to-business horizontal marketplace serving the industrial market that offers customers full access to our catalog, and all orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. MSCDirect.com utilizes the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers needs first. It is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. We believe MSCDirect.com is a key component of our strategy to reduce customers’ MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our back-end systems. Most orders move directly from the customers’ desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate our site and solicit customer feedback, making on-going improvements targeted at allowing MSCDirect.com to remain one of the premier sites in its marketplace. Our MSCDirect.com marketing campaign continued in fiscal year 2004 to raise awareness and drive volume to the website. MSCDirect.com generated revenue of more than $129 million in fiscal year 2004, a 44% increase over the prior year.

E-procurement Solution Providers sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers including, among others, Ariba, Perfect Commerce, Oracle, SAP and I-Procure. We continue to evaluate and expand our capabilities in these areas, when they can provide value for our customers.

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

Maintain Excellent Customer Support Service.   Our goal is to anticipate a customer’s service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. Our “one call does it all” philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers’ needs provide a market differentiator, which enables us to retain existing customers and grow our customer base.

Products

We currently offer over 500,000 SKUs, representing a broad range of MRO (including metal working) product lines that include: cutting tools; measuring instruments; tooling components; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools, safety, janitorial, plumbing, material handling, power transmission, electrical supplies as well as other categories. We attribute a portion of our sales growth to the total number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new products to our existing product categories. Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a “good-better-best” product selection alternative. This alternative provides similar product offerings with varying degrees of name recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

Our in-bound sales representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 2,100 suppliers. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2004. Generic products are manufactured by third parties to our specifications.

Distribution Centers

A significant number of our products are carried in stock, and approximately 84% of sales are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize four distribution centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops, to Fortune 1000 companies, to government agencies including the USPS. Our core business focuses on selling relatively higher margin, lower volume products and has an average order size of approximately $237 in fiscal 2004. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for 73% of the Company’s revenue in fiscal 2004), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of new contracts with both the General Services Administration (“GSA”) and the USPS. We believe that expanding our business with government agencies will assist us to better manage periodic downturns in the manufacturing industry. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. GSA customers include military bases, veteran’s hospitals, federal correctional facilities, army corps of engineers facilities, etc. The USPS Contract connects MSC to over 37,000 Postal Facilities nation-wide, including bulk mail centers, processing centers, vehicle maintenance facilities, post offices and more.

We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supply base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using MSC’s e-procurement, VMI and CMI inventory solutions. By adding national accounts we are able to diversify into new customer segments, strengthen our MRO product lines and acquire the scale that helps the company achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

One of our subsidiaries also offers wholesalers and other distributors the ability to create their own customized mail order catalog, by offering turnkey marketing programs and promotional mailers. Any resulting orders are serviced directly by MSC, which stocks and ships the products under the customer’s program. Another division of MSC offers a line of lower priced products to the budget-oriented customer.

We have in excess of 344,000 combined active customers (companies which have purchased at least once during the past 12 months). Typically, a customer’s industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile, Internet or direct computer link.

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

We rely on 573 in-bound sales representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by distribution center on all of SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

MSC’s in-bound sales representatives at our call centers undergo an intensive two-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the sales representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

Our 453 direct sales representatives work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization feedback on competitive landscape, purchasing trends and help to drive process and service improvement in order for MSC to retain and increase our market position.

Branch Offices

We currently operate approximately 90 branch offices located in 36 states. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts.

Publications

Our primary reference tool is our annual 4,608 page master catalog, which is supported by specialty and promotional catalogs and brochures. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

MSC’s in-house marketing staff designs and produces all of our catalogs, brochures and newspapers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number and website address to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalog, brochure more quickly.

The number of pieces mailed has decreased from approximately 36.0 million in fiscal 2002 to approximately 28.2 million in fiscal 2004. The decrease in circulation and number of publications are a result of our ongoing strategy to increase direct mail productivity and increase overall return on advertising dollars spent.

	Fiscal Year Ended
	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)
Number of publication titles	98	91	96
Number of publications mailed	36,000,000	33,500,000	28,200,000

Customer Service

One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our four distribution centers. Calls are received by customer service phone representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the distribution center closest to the customer and a packing slip is printed for order fulfillment. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of in-stock products if the order is received prior to regional cut-off times and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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

Most of our information systems operate over a wide area network and are real-time information systems that allow each distribution center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors substantially all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an electronic data interchange (EDI) purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI ordering system to support our customer based purchase order processing. In addition, we have developed a Windows®-based CD-ROM electronic catalog package and we provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI initiative allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. In 2004, we introduced our new CMI program, which allows our customers to simply and effectively bar code their own inventory, scan, and submit orders directly to our Internet site. In 2004 we have also expanded both our VMI and CMI capabilities to function directly as front-end ordering systems for our E-portal based customers.

We run our systems on an IBM iSeries platform and utilize disaster recovery techniques and procedures, which we believe are adequate to fulfill our needs and are consistent with this type of equipment. We believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

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

Seasonality

We generally experience slightly lower sales volumes during the summer months (our fourth fiscal quarter) as a result of our industrial customers’ plant shutdowns during this period.

Associates

As of August 28, 2004, we employed 2,912 associates, including 2,746 full-time and 166 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

The Company’s Internet address is www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

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

From time to time,since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our national accounts and government program sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. The Company plans to continue its efforts to buy better in order to maintain current margin levels. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix, including increased sales to national account and government programs, could cause our gross margin percentage to fluctuate or decline from time to time in the future.

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

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which accounted for 73% of our revenue in fiscal 2004), and changes in general market conditions, could cause the market price of our Class A Common Stock to fluctuate substantially. In addition, sales of a substantial number of shares of our common stock in the public market could adversely affect the prevailing market price of our Class A Common Stock.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of its equity securities. As of August 28, 2004 there were 47,056,952 shares of Class A common stock outstanding. In addition, 4,806,926 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 4,152,490 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 34,111 shares may be granted under the 1995 Restricted Stock Plan, and approximately 85,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B Common Stock is convertible, on a one-for-one basis, into our Class A Common Stock at any time. As of August 28, 2004, there were 21,246,394 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock (and the shares of Class A Common Stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

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

(2)          This facility is owned by MSC.

We maintain approximately 90 branch offices located in 36 states, ranging in size from 670 to 55,000 square feet. The leases for these branch offices will expire at various periods between December 2004 and July 2012. The aggregate annual lease payments on these branches and the Atlanta distribution center in fiscal 2004 was approximately $5,261,000.

We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York.

We believe that our facilities will be adequate for our current needs and that for the foreseeable future, suitable additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS.

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. It is the opinion of management that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM.” MSC’s Class B Common Stock is not traded over any public market.

The following table sets forth the range of the high and low closing sales prices as reported by the NYSE along with the cash dividends per share for the period from September 1, 2002 to August 28, 2004.

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 28, 2004	High	Low	Class A & Class B
First Quarter	$27.77	$20.55	$.05
Second Quarter	29.69	25.00	.08
Third Quarter	31.95	27.03	.08
Fourth Quarter	33.96	28.35	.08

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 30, 2003	High	Low	Class A & Class B
First Quarter	$17.73	$10.26	$—
Second Quarter	19.49	16.60	—
Third Quarter	19.50	15.99	—
Fourth Quarter	21.78	17.24	.05

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders at the rate of $0.05 per share, or $0.20 per share annually. Subsequently, on January 6, 2004 the Board of Directors approved an increase in the quarterly dividend rate to $.08 per share, or $.32 per share annually. The Company paid dividends to shareholders totaling $19.5 million and $3.3 million in fiscal 2004 and fiscal 2003, respectively.

On October 26, 2004, the Board of Directors increased the quarterly dividend to $0.10 per share and approved a quarterly dividend payable on November 19, 2004 to shareholders of record at the close of business on November 12, 2004. The dividend of $0.10 per share will result in an anticipated quarterly payout of approximately $6.9 million based on the number of shares outstanding at November 4, 2004.

On November 4, 2004, the last reported sales price for MSC’s Class A Common Stock on the NYSE was $34.50 per share.

The approximate number of holders of record of MSC’s Class A Common Stock as of November 4, 2004 was 592. The number of holders of record of MSC’s Class B Common Stock as of November 4, 2004 was 11.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of August 28, 2004 is as follows (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,807,000	$15.79	4,152,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,807,000	$15.79	4,152,000

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 31, 2002, August 30, 2003 and August 28, 2004 and the selected consolidated balance sheet data as of August 30, 2003 and August 28, 2004 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended August 26, 2000 and September 1, 2001 and the selected consolidated balance sheet data as of August 26, 2000, September 1, 2001, and August 31, 2002 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Year Ended
	August 26, 2000 (52 weeks)	September 1, 2001 (53 weeks)	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$831,294	$869,231	$793,976	$844,663	$955,282
Gross profit	333,692	375,140	346,160	379,698	430,369
Operating expenses	251,665	288,744	286,185	296,760	299,661
Income from operations	82,027	86,396	59,975	82,938	130,708
Income taxes	30,680	32,834	23,773	32,321	51,886
Net income	46,166	39,905	36,415	52,092	81,155
Net income per common share:
Basic	.69	.59	.53	.78	1.21
Diluted	.68	.57	.51	.77	1.17
Weighted average common shares outstanding:
Basic	67,215	68,198	68,918	66,537	67,056
Diluted	68,203	69,449	70,783	67,912	69,548
Cash dividends declared per common share	––	––	––	$.05	$.29
Consolidated Balance Sheet Data (at period end):
Working capital	$290,829	$281,673	$299,260	$353,940	$326,376
Total assets	576,609	553,317	562,948	618,970	729,387
Short-term debt	244	214	213	169	142
Long-term debt, net of current portion	68,398	1,517	1,308	1,132	997
Shareholders’ equity	415,805	466,143	474,679	510,355	618,206
Selected Operating Data:(1)
Active customers	292	315	329	343	344
Approximate Number of SKUs	410	460	500	530	550
Orders entered	3,716	3,965	3,721	3,777	4,020
Number of publications mailed	28,800	37,700	36,000	33,500	28,200
Number of publication titles (not in thousands)	100	105	98	91	96

(1)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•       expanding government and national account programs;

•       expanding our direct sales force and increasing their productivity;

•       increasing the number of product lines and SKUs offered including generic and imported products;

•       targeting the circulation of our master catalog and our direct mail campaign;

•       continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

•       expanding next day ground delivery into new markets; and

•       maintaining excellent customer support service.

In the future, we intend to take advantage of the additional products offered and our expanded distribution capabilities through our direct marketing efforts and by increasing the size of our sales force; however, the costs associated with the sales force expansion and our direct marketing program will be incurred in advance of increased sales and may negatively impact operating margins in the short term. Historically, the Company has been able to acquire new customers and increase sales to existing customers through its direct marketing program, although there is no guarantee that this will continue in the future.

Our fiscal 2004 year can be summarized as one of solid financial performance. We achieved record net sales, gross profit, net income and net income per common share (basic and diluted). The Company has been able to take advantage of the strengthening U.S. economy as well as execute on its growth strategies to increase revenues during 2004. The Company was successful in gaining market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with a large number of multiple locations and high volume MRO needs, we have diversified our customer base beyond small and medium sized customers, thereby reducing the cyclical nature of our business. We have also maintained our commitment to drive cost reduction throughout the business. By holding gross profit margins steady, and realizing operating leverage from prior investments in our infrastructure we have been able to increase operating margins to 13.7% of net sales, an improvement of 57.6 % as compared to fiscal 2003.  The end result is that the Company has been able to convert a $110.6 million net sales increase into a $29.1 million increase in net income during fiscal 2004.

As part of our focus to lower costs throughout the business and increase the productivity of our direct marketing efforts, we have reduced our mailing levels over the last two fiscal years (15.8% and 6.9% reduction in fiscal 2004 and fiscal 2003, respectively) and expect to keep current mailing levels constant in fiscal 2005. The Company continues to focus on discontinuing mailings to our smaller accounts that have made limited purchases over the last 12 months. In the past we would send mailings to these accounts and found that based on the net returns realized from these accounts this was not the most effective use of our advertising budget. We are seeing the benefits of our reduction in mailings strategy as our sales per piece has grown each quarter of this fiscal year. As expected, we did see some of these customers drop off our active customer count due to the decreased mailings, but these customers did not present significant future growth potential.

The Institute for Supply Management  (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity (approximately 73% of our revenues come from sales in the manufacturing sector, including some national account customers).  The ISM has come down from its peak during the year of 62.8% for the month of May 2004 to 56.8% for the month of October 2004. We believe that this is still a strong level and historically ISM levels in the mid 50% range or higher have been a good predictor of future sales growth for the Company.  It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow.  We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers.  Our business model focuses on providing an overall procurement cost reduction and just-in-time delivery to meet our customers’ needs.  To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our CMI and VMI programs.

Results Of Operations

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the fiscal years ended August 28, 2004 and August 30, 2003.

Fiscal Year Ended August 28, 2004 Compared to Fiscal Year Ended August 30, 2003

	Fiscal Year Ended
	August 28, 2004	% of Sales	August 30, 2003	% of Sales	Increase in Dollars	Increase in Percent
Net sales	$955,282	100.0%	$844,663	100.0%	$110,619	13.1%
Cost of goods sold	524,913	54.9	464,965	55.0	59,948	12.9
Gross profit	430,369	45.1	379,698	45.0	50,671	13.3
Operating expenses	299,661	31.4	296,760	35.1	2,901	1.0
Income from operations	130,708	13.7	82,938	9.8	47,770	57.6
Other Income:
Interest income, net	1,979	0.2	1,387	0.2	592	42.7
Other income, net	354	—	88	—	266	302.3
Total other income	2,333	0.2	1,475	0.2	858	58.2
Income before provision for income taxes	133,041	13.9	84,413	10.0	48,628	57.6
Provision for income taxes	51,886	5.4	32,321	3.8	19,565	60.5
Net income	$81,155	8.5%	$52,092	6.2%	$29,063	55.8%

Net sales increased by $110.6 million, or 13.1%, to $955.3 million during fiscal 2004 from $844.7 million in fiscal 2003. This increase was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs.

The primary reasons for the increase in sales to existing customers is a combination of the success of our sales force to penetrate the accounts as well as the strengthening of the U.S. economy during fiscal 2004. These factors were the primary reason for the increase in average order size to approximately $237 in fiscal 2004 from approximately $224 in fiscal 2003 and the increase in average sales per customer to approximately $2,714 in fiscal 2004 from approximately $2,514 in fiscal 2003.

Our national account and government programs sales initiative was successful in fiscal 2004 and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We delivered solid results as the growth in these sectors met our expectations and we expect this to continue into 2005. These large customers tend to require advanced e-commerce capabilities. We feel that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, give us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $129.7 million in fiscal 2004, an increase of approximately 44% over fiscal 2003. As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than manual entries entered through our call centers and branches. These cost savings may be offset by the lower margins on national accounts and government business.

We introduced approximately 35,000 new SKUs in fiscal 2004 and removed approximately 15,000 SKUs from our product lines. We believe the new SKUs improve the overall quality of our offering and were important factors in our sales growth. Also, we increased our sales force approximately 6% to 453 associates at August 28, 2004 as part of our strategy to acquire new accounts and penetrate existing accounts across all customer types.

Overall, net sales in the first, second, third and fourth quarters of fiscal 2004 grew (adjusted for differences in number of days in prior year quarters, due to timing of holidays) at 5.7%, 10.0%, 16.6% and 20.8%, respectively as compared to the same quarters in fiscal 2003. Manufacturing and non-manufacturing sector sales grew 12.5% and 14.7%, respectively during fiscal 2004 as compared to fiscal 2003 sales.

Gross profit increased by $50.7 million, or 13.3%, to $430.4 million during fiscal 2004 from $379.7 million in fiscal 2003. As a percentage of net sales, gross profit increased slightly from 45.0% to 45.1%. Increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with the strengthening U.S. economy has enabled the Company to maintain its gross margin. As our national account and government programs sales grow, the Company will face continued pressures on maintaining this gross margin because these customers receive lower pricing due to their higher sales volumes. The Company plans to continue its efforts to buy better in order to maintain current margin levels.

Operating expenses increased by $2.9 million, or 1.0%, to $299.7 million during fiscal 2004 from $296.8 million in fiscal 2003. The increase in operating expenses in dollars was primarily the result of an increase in freight expense to support increased sales and an increase in payroll and payroll related costs offset by a decrease in, depreciation and advertising expenses.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in fiscal 2004 as a result of annual payroll increases as well as an increase in head count offset by lower medical costs related to the Company’s self-insured medical plan. The decrease in medical costs during fiscal 2004 is a result of an improvement in the Company’s loss experience as well as implementation of cost saving strategies such as a small increase to plan deductibles and a small increase to co-payment amounts. As we continue to increase our sales force during fiscal 2005 as part of our growth strategy to build sales we expect to see continued increases in payroll and payroll related costs.

Advertising expense has decreased during fiscal 2004 primarily due to a planned 15% reduction of the fiscal 2003 mailing levels. This is a result of our strategy to increase the sales per piece mailed by discontinuing mailings to customers who have had few purchases from the Company in the last 12 months. The Company plans to maintain our current level of publications for fiscal 2005.

As a percentage of net sales, operating expenses decreased from 35.1% to 31.4%, primarily as the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from operations increased by $47.8 million, or 57.6%, to $130.7 million during fiscal 2004 from $82.9 million in fiscal 2003. The increase was primarily attributable to an increase in the gross profit, offset in part by the increase in operating expenses as described above.

Interest income, net increased by $0.6 million to $2.0 million in fiscal 2004 from $1.4 million in fiscal 2003. The increase in net interest income is a result of an increase in cash and investments during fiscal 2004.

Provision for income taxes.   The effective tax rate was approximately 39.0% and 38.3% for fiscal 2004 and fiscal 2003, respectively. The increase in the effective tax rate is primarily a result of increased state taxes during fiscal 2004.

Net income.   Net income increased by $29.1 million, or 55.8%, to $81.2 million in fiscal 2004 from $52.1 million in fiscal 2003, and diluted earnings per share increased to $1.17 for fiscal 2004 from $0.77 for fiscal 2003. The factors, which affected net income and diluted earnings per share, have been discussed above.

Fiscal Year Ended August 30, 2003 Compared to Fiscal Year Ended August 31, 2002

	Fiscal Year Ended
	August 30, 2003	% of Sales	August 31, 2002	% of Sales	Increase in Dollars	Increase in Percent
Net sales	$844,663	100.0%	$793,976	100.0%	$50,687	6.4%
Cost of goods sold	464,965	55.0	447,816	56.4	17,149	3.8
Gross profit	379,698	45.0	346,160	43.6	33,538	9.7
Operating expenses	296,760	35.1	286,185	36.0	10,575	3.7
Income from operations	82,938	9.8	59,975	7.6	22,963	38.2
Other Income:
Interest income, net	1,387	0.2	996	0.1	391	39.3
Other income (expense), net	88	—	(783)	(0.1)	871	111.2
Total other income	1,475	0.2	213	—	1,262	592.5
Income before provision for income taxes	84,413	10.0	60,188	7.6	24,225	40.3
Provision for income taxes	32,321	3.8	23,773	3.0	8,548	36.0
Net income	$52,092	6.2%	$36,415	4.6%	$15,677	43.1%

Net sales increased by $50.7 million, or 6.4%, to $844.7 million during fiscal 2003 from $794.0 million in fiscal 2002. This increase was primarily the result of an increase in sales to existing customers and an increase in the number of active customers (which increased approximately 4.2% in fiscal 2003, as compared to fiscal 2002).

Gross profit increased by $33.5 million, or 9.7%, to $379.7 million during fiscal 2003 from $346.2 million in fiscal 2002. As a percentage of net sales, gross profit increased from 43.6% to 45.0%. The increase in gross profit as a percentage of net sales was the result of modest price increases, vendor rebates, continued favorable product mix, favorable discounts obtained from vendors and the success of the Company’s efforts to increase gross profit margins with new and existing customers.

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

Net income.   Net income increased by $15.7 million, or 43.1%, to $52.1 million in fiscal 2003 from $36.4 million in fiscal 2002. The factors which affected net income have been discussed above. Diluted earnings per share increased to $0.77 for fiscal 2003 from $0.51 for fiscal 2002. This is the result of the increase in net income in fiscal 2003 and a decrease in the diluted weighted average shares primarily due to the repurchase of the Company’s outstanding Class A stock which is now reflected as treasury stock.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of MSC’s last eight fiscal quarters.

	Year Ended August 30, 2003				Year Ended August 28, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$210,692	$209,633	$215,571	$208,767	$222,761	$230,537	$255,297	$246,687
Gross profit	94,517	94,962	96,862	93,357	100,260	104,279	114,880	110,950
Income from operations	20,370	20,018	20,947	21,603	26,891	30,002	37,887	35,928
Net income	12,481	12,752	13,168	13,691	16,476	18,542	23,873	22,264
Net income per share:
Basic	.19	.19	.20	.21	.25	.28	.35	.33
Diluted	.19	.19	.19	.20	.24	.27	.34	.32

We have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary source of financing has been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $69.0 million to $183.3 million at August 28, 2004 from $114.3 million at August 30, 2003.

The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of August 28, 2004 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (4.5% at August 28, 2004) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date. We anticipate cash flows from operations, available cash resources and available lines of credit will be adequate to support our operations for the next 12 months.

Net cash provided by operating activities for the fiscal years ended August 28, 2004 and August 30, 2003 was $66.9 million and $83.7 million, respectively. The decrease of approximately $16.8 million in net cash provided from operations resulted primarily from a $39.7 million investment in inventory and accounts receivable less accounts payable and accrued liabilities, offset by higher net income and income tax benefits related to stock option exercises.

Net cash used in investing activities for the fiscal years ended August 28, 2004 and August 30, 2003 was $152.7 million and $9.6 million, respectively. The increase in usage of cash in fiscal 2004 was primarily a result of the Company’s decision to invest approximately $144.1 of its cash equivalents primarily in tax advantaged available-for-sale securities during Fiscal 2004.

Net cash provided by financing activities for the fiscal year ended August 28, 2004 was $11.0 million and net cash used in financing activities for the fiscal year ended August 30, 2003 was $19.7 million. The cash provided by financing activities in fiscal 2004 resulted primarily from the proceeds from exercise of class A common stock options offset by the quarterly cash dividend paid to shareholders and purchases of Class A treasury stock. The cash used in financing activities for fiscal 2003 was attributable to the purchases of Class A treasury stock and the quarterly cash dividend paid to shareholders offset by the proceeds from exercise of Class A common stock options.

On September 26, 2002, the Board of Directors approved the replenishment of the Company’s share buyback program, which authorized the repurchase of up to 5 million shares of Class A common stock on the open market. The stock repurchase plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. The Company purchased 250,000 shares in the open market at a cost of $6.8 million and 1.3 million shares in the open market at a total cost of approximately $22.6 million in fiscal 2004 and fiscal 2003, respectively. The Company reissued approximately 62,000 and 82,000 shares of treasury stock during fiscal 2004 and fiscal 2003, respectively, to fund the associate stock purchase plan. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders at the rate of $0.05 per share, or $0.20 per share annually. Subsequently, on January 6, 2004 the Board of Directors approved an increase in the quarterly dividend rate to $0.08 per share, or $0.32 per share annually. The Company paid dividends to shareholders totaling $19.5 million and $3.3 million in fiscal 2004 and fiscal 2003, respectively.

On October 26, 2004, the Board of Directors increased the quarterly dividend to $0.10 per share and approved a quarterly dividend payable on November 19, 2004 to shareholders of record at the close of business on November 12, 2004. The dividend of $0.10 per share will result in an anticipated quarterly payout of approximately $6.9 million based on the number of shares outstanding at November 4, 2004.

Related Party Transactions

The Company is affiliated with various real estate entities (together, the “Affiliates”) which are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates of approximately $1.8 million, $1.9 million and $1.7 million for fiscal 2004, fiscal 2003, and fiscal 2002 respectively. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value. See Note 11 to the Consolidated Financial Statements and “Contractual Obligations” below for discussion of related-party transactions with the various real estate entities.

Contractual Obligations

The following table summarizes our contractual obligations at August 28, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$11,661	$3,942	$5,629	$1,936	$154
Operating lease obligations with affiliates(1)	33,221	1,734	3,481	3,492	24,514
Total operating leases	44,882	5,676	9,110	5,428	24,668
Long-term notes payable	1,139	142	312	326	359
Total	$46,021	$5,818	$9,422	$5,754	$25,027

(1)          Certain of the operations of the Company are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2009.

The Company believes that existing cash and investment balances together with cash generated from operations and amounts available under the Company’s $30 million credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next five years.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

The Company makes estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources.  Actual results may differ from these estimates. The Company’s significant accounting policies are described in the notes to the consolidated financial statements. The accounting policies described below are impacted by the Company’s critical accounting estimates.

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjusts it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Due to the overall improvement in the accounts receivable aging, primarily the result of the strengthening U.S. economy, the allowance for doubtful accounts decreased slightly in 2004 even though sales increased during fiscal 2004. Historically there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

Inventory Valuation Reserve

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales.  Each quarter items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Sales Returns

The Company establishes a reserve for anticipated sales returns based on historical return rates.  The return rates are periodically analyzed for changes in current return trends. Historically, material adjustments to the estimated sales reserve have not been required based on actual returns. However, if future returns are materially greater than estimated returns the sales return reserve may need to be increased which would adversely impact recorded sales.

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical inflation. With the current inflation in medical costs, the IBNR reserve may increase.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of August 28, 2004 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (4.5% at August 28, 2004) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company also has a long term note payable in the amount of approximately $1.1 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg,

Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $18,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value. Approximately 87% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 13% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a  rise in interest rates could have an  adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at August 28, 2004, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points.  Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $300. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $300.

Unrealized gains and losses on available-for-sale securities, that are considered to be temporary, are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method.

In addition, the Company’s interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents and investments in available-for-sale securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 28, 2004 and August 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

October 21, 2004
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 28, 2004	August 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,517	$114,294
Available-for-sale securities	6,000	—
Accounts receivable, net of allowance for doubtful accounts of $2,447 and $2,617, respectively	114,077	93,598
Inventories	225,427	201,602
Prepaid expenses and other current assets	16,368	12,039
Deferred income taxes	10,000	11,051
Total current assets	411,389	432,584
Available-for-sale securities	137,797	—
Property, plant and equipment, net	103,284	106,935
Goodwill	63,202	63,202
Other assets	13,715	16,249
Total Assets	$729,387	$618,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,233	$30,069
Accrued liabilities	48,638	48,406
Current portion of long-term notes payable	142	169
Total current liabilities	85,013	78,644
Long-term notes payable	997	1,132
Deferred income tax liabilities	25,171	28,839
Total liabilities	111,181	108,615
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 52,428,363 and 38,825,572 shares issued, 47,056,952 and 33,642,511 shares outstanding, respectively	52	39
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 21,246,394 and 32,137,294 shares issued and outstanding, respectively	21	32
Additional paid-in capital	314,710	261,849
Retained earnings	393,341	331,568
Accumulated other comprehensive loss	(12)	—
Class A Treasury stock, at cost, 5,371,411 and 5,183,061 shares, respectively	(88,580)	(83,133)
Deferred stock compensation	(1,326)	—
Total shareholders’ equity	618,206	510,355
Total Liabilities and Shareholders’ Equity	$729,387	$618,970

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 28, 2004 (52 Weeks)	August 30, 2003 (52 Weeks)	August 31, 2002 (52 Weeks)
NET SALES	$955,282	$844,663	$793,976
COST OF GOODS SOLD	524,913	464,965	447,816
Gross profit	430,369	379,698	346,160
OPERATING EXPENSES	299,661	296,760	286,185
Income from operations	130,708	82,938	59,975
OTHER INCOME (EXPENSE):
Interest income, net	1,979	1,387	996
Provision for impairment in carrying value of Investments (Note 4)	—	—	(700)
Other income (expense), net	354	88	(83)
	2,333	1,475	213
Income before provision for income taxes	133,041	84,413	60,188
Provision for income taxes	51,886	32,321	23,773
Net income	$81,155	$52,092	$36,415
PER SHARE INFORMATION:
Net income per common share:
Basic	$1.21	$0.78	$0.53
Diluted	$1.17	$0.77	$0.51
Weighted average shares used in computing net income per common share:
Basic	67,056	66,537	68,918
Diluted	69,548	67,912	70,783

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 28, 2004, AUGUST 30, 2003 AND AUGUST 31, 2002
(In thousands)

Accumulated
Class A		Class B		Additional		Other	Treasury Stock		Deferred
Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	at cost	Compensation	Total
BALANCE, September 1, 2001	36,133	$36	33,479	$34	$238,385	$247,199	$—	994	$(19,511)	$—	$466,143
Exchange of Class B Common Stock for Class A Common Stock	1,342	2	(1,342)	(2)	—	—	—	—	—	—	—
Common stock issued under associate stock purchase plan	—	—	—	—	—	(266)	—	(69)	1,354	—	1,088
Purchase of treasury stock	—	—	—	—	—	—	—	3,057	(44,146)	—	(44,146)
Exercise of common stock options, including income tax benefits of $1,421	1,096	—	—	—	15,179	—	—	—	—	—	15,179
Net income	—	—	—	—	—	36,415	—	—	—	—	36,415
BALANCE, August 31, 2002	38,571	$38	32,137	$32	$253,564	$283,348	$—	3,982	$(62,303)	$—	$474,679
Common stock issued under associate stock purchase plan	—	—	—	—	—	(557)	—	(82)	1,768	—	1,211
Purchase of treasury stock	(153)	—	—	—	—	—	—	1,283	(22,598)	—	(22,598)
Exercise of common stock options, including income tax benefits of $3,101	408	1	—	—	8,285	—	—	—	—	—	8,286
Cash dividends paid ($.05 per share)	—	—	—	—	—	(3,315)	—	—	—	—	(3,315)
Net income	—	—	—	—	—	52,092	—	—	—	—	52,092
BALANCE, August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	$—	5,183	$(83,133)	$—	$510,355
Exchange of Class B common stock for Class A common stock	10,891	11	(10,891)	(11)	—	—	—	—	—	—	—
Grant of restricted common stock (Note 10)	52	—	—	—	1,477	—	—	—	—	(1,477)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	151	151
Common stock issued under associate stock purchase plan	—	—	—	—	—	98	—	(62)	1,307	—	1,405
Purchase of treasury stock	——	—	—	—	—	—	—	250	(6,754)	—	(6,754)
Exercise of common stock options, including income tax benefits of $15,368	2,659	2	—	—	51,384	—	—	—	—	—	51,386
Cash dividends paid ($.29 per share)	—	—	—	—	—	(19,480)	—	—	—	—	(19,480)
Net income	—	—	—	—	—	81,155	—	—	—	—	81,155
Unrealized losses on available-for-sale securities net of tax benefit	—	—	—	—	—	—	(12)	—	—	—	(12)
Comprehensive income											81,143
BALANCE, August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 28, 2004, AUGUST 30, 2003 AND AUGUST 31, 2002
(In thousands)

	For The Fiscal Years Ended
	August 28, 2004	August 30, 2003	August 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,155	$52,092	$36,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,315	15,360	15,989
Amortization of deferred stock compensation	151	—	—
Provision for impairment in carrying value of investments	—	—	700
Impairment loss on the writedown of goodwill	—	—	152
Loss on disposal of property, plant and equipment	—	49	287
Provision for doubtful accounts	1,761	1,579	1,317
Deferred income taxes	(2,617)	6,798	(406)
Stock option income tax benefit	15,368	3,101	1,421
Amortization of bond premium	248	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,240)	(855)	(376)
Inventories	(23,825)	3,961	27,568
Prepaid expenses and other current assets	(4,329)	(5,349)	(1,662)
Other assets	2,534	(116)	1,420
Accounts payable and accrued liabilities	6,396	7,056	2,045
Total adjustments	(14,238)	31,584	48,455
Net cash provided by operating activities	66,917	83,676	84,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments in available-for-sale securities.	56,070	—	—
Purchases of investments in available-for-sale securities	(200,127)	—	—
Expenditures for property, plant and equipment	(8,664)	(9,623)	(7,848)
Net cash used in investing activities	(152,721)	(9,623)	(7,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(6,754)	(22,598)	(44,146)
Payment of cash dividend	(19,480)	(3,315)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,405	1,211	1,088
Proceeds from exercise of Class A common stock options	36,018	5,185	13,758
Repayments of notes payable	(162)	(220)	(210)
Net cash provided by (used in) financing activities	11,027	(19,737)	(29,510)
Net (decrease) increase in cash and cash equivalents	(74,777)	54,316	47,512
CASH AND CASH EQUIVALENTS, beginning of year	114,294	59,978	12,466
CASH AND CASH EQUIVALENTS, end of year	$39,517	$114,294	$59,978
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$42,184	$22,516	$18,053

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the “Company” or “MSC”) is a distributor of industrial supplies and equipment with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network, which includes approximately 90 local MSC branches in 36 states, and regional distribution centers near Harrisburg, Pennsylvania, Elkhart, Indiana, Atlanta, Georgia and Reno, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 344,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

The Company maintains the majority of its cash, cash equivalents and available-for-sale securities with high quality financial institutions. Deposits held with banks may exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market.

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

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method.

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

The Company capitalizes certain payroll costs associated with the development of internal computer systems in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are included within property, plant and equipment in the accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems, not to exceed five years.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” interest attributable to construction of distribution centers and computer systems are capitalized as part of the cost of the related asset during the period prior to which such assets are available and ready for use. No interest was capitalized by the Company during fiscal years 2004, 2003 and 2002.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accumulated amortization is $7,286 at August 28, 2004 and August 30, 2003. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The Company has classified its intangible assets as goodwill with an indefinite life as no other separately identifiable intangibles exist. Therefore, the Company’s goodwill is no longer amortized.

The Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using the two-step process prescribed in SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal 2004 and fiscal 2003 and a $152 non-cash charge to earnings in fiscal 2002 for the impairment of goodwill recorded in connection with the fiscal 1995 acquisition of J&S Tool Company, Inc. This impairment loss is included in operating expenses in the accompanying consolidated statement of income for the fiscal year ended August 31, 2002.

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal 2004, 2003 and 2002.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($11,678 and $14,184 at August 28, 2004 and August 30, 2003, respectively) and included in other assets in the Company’s consolidated balance sheets in accordance with SOP 93-7, “Reporting on Advertising Costs.” These costs are charged to expense over the period that the catalogs remain the most current source of sales, which period is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising receipts from vendor sponsored programs, included in operating expenses was approximately $18,199, $20,553 and $22,539 for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively.

The Company, in accordance with Emerging Issue Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is included in operating expenses. Rebates received from a vendor related to volume purchases are recorded as a reduction to the cost of goods sold.

Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one-year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense has been minimal.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. In most cases, these conditions are met when the product is shipped to the customer or services have been rendered. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates.

Shipping and Handling Costs

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $45,882, $40,410, and $37,272 for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. Group health plan expense for fiscal 2004, 2003 and 2002 was approximately $18,902, $19,535, and $18,564, respectively.

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

	2004(a)	2003(a),(b)	2002 (a)
Net income:	$81,155	$52,092	$36,415
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	92	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,375	6,412	10,763
Pro forma net income	$79,872	$45,680	$25,652
Net income per common share:
Net income per common share, as reported	$1.21	$.78	$.53
Net Income per common share, pro forma	1.19	.69	.37
Diluted net income per common share, as reported	$1.17	$.77	$.51
Diluted net income per common share, pro forma	1.15	.67	.36

(a)           The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants. During fiscal 2004 this resulted in an increase to pro forma net income of  $6,466. The pro forma net income for fiscal 2003 and fiscal 2002 have been adjusted to reflect the tax benefit from disqualifying dispositions resulting in an increase to pro forma net income of $822 and $1,831, respectively.

(b)          The stock-based employee compensation expense and pro-forma net income amounts in fiscal 2003 reflect a cumulative catch-up adjustment in the amount of $4,200 for actual option forfeitures which have been greater than the historical estimated forfeitures rate.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Affiliates

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned by the Company’s principal shareholders. See Note 11 for discussion of related-party transactions with the various real estate entities.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s available-for sale securities are recorded at fair value based on quoted market prices. The fair value of the Company’s debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company’s debt at August 28, 2004 and August 30, 2003 approximates its fair value.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 28, 2004	August 30, 2003	August 31, 2002
Net income, as reported	81,155	52,092	36,415
Unrealized losses on available-for-sale securities.	(20)	—	—
Tax benefit	8	—	—
Comprehensive income	$81,143	$52,092	$36,415

Web site development costs

The Company complies with the provisions of EITF Issue 00-02, “Accounting for Web Site Development Costs.” This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.” The deferred income tax amounts included in the consolidated balance sheets are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets.

Segment Reporting

The Company’s results of operations are reviewed by the Chief Operating Officer on a consolidated basis and the Company operates in only one segment.

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

Preferred Stock

The Company has authorized 5 million shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A Common Stock and Class B Common stock with respect to dividend or liquidation rights, or both. As of August 28, 2004, there were no shares of preferred stock issued or outstanding.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year’s presentation.

3. NET INCOME PER SHARE

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively:

	Net Income			Shares			Net Income Per Share
	2004	2003	2002	2004	2003	2002	2004	2003	2002
BASIC EPS:
Net income	$81,155	$52,092	$36,415	67,056	66,537	68,918	$1.21	$0.78	$0.53
Effect of dilutive associate stock options	—	—	—	2,492	1,375	1,865	(.04)	(.01)	(.02)
DILUTED EPS:
Net income	$81,155	$52,092	$36,415	69,548	67,912	70,783	$1.17	$0.77	$0.51

Options to purchase approximately 268,000 and 845,000 shares of Class A common stock in fiscal 2003 and 2002, respectively, were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

4. INVESTMENTS

During fiscal 2002, the Company reviewed its equity investments in certain Internet companies for impairment based upon certain economic indicators and specific events and circumstances, including these entities’ difficulty in raising additional capital, and the inability of these entities to achieve business plan objectives and planned financial results. Pursuant to the Company’s evaluation of the respective carrying amounts of each investment, the remaining investment carrying value of $700 ($424, net of tax benefits, or $0.01 per diluted share) was charged against earnings during the fourth quarter of fiscal 2002. As of August 28, 2004 and August 30, 2003 the Company no longer had any equity investments.

The following table summarizes the Company’s available-for-sale securities at August 28, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Corporate Notes and Bonds	$12,548	$6	$(12)	$12,542
Municipal Notes and Bonds	130,966	4	(15)	130,955
U.S. Treasury Note	303	—	(3)	300
Total available-for-sale securities:	$143,817	$10	$(30)	$143,797

The following table summarizes the maturities of the Company’s available-for-sale securities at August 28, 2004 (in thousands):

	Amortized Cost	Fair Value
Within one year	$6,005	$6,000
Due in 1-5 years	12,736	12,724
Due in 5-10 years	6,277	6,270
Due after 10 years	118,799	118,803
Total	$143,817	$143,797

Since the available-for-sale securities with maturities due after 10 years are primarily variable rate debt securities that re-set to market interest rates at various time intervals, amortized costs approximate fair market value.

The Company recorded gross realized gains related to the Company’s available-for-sale securities of $21 for the fiscal year ended August 28, 2004.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 28, 2004	August 30, 2003
Land	—	$11,552	$11,552
Building	40	50,994	50,704
Building and leasehold improvements	The lesser of the life of the lease or 31.5	18,543	17,524
Furniture, fixtures and equipment	3-10	59,844	54,151
Automobiles	5	427	427
Computer systems	3-5	58,550	57,521
		199,910	191,879
Less: accumulated depreciation and amortization		96,626	84,944
		$103,284	$106,935

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,310 and $1,360 at August 28, 2004 and August 30, 2003, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 28, 2004	August 30, 2003	August 31, 2002
Current:
Federal	$45,271	$20,802	$19,675
State and local	9,232	4,721	4,504
	54,503	25,523	24,179
Deferred:
Federal	(2,163)	5,542	(166)
State and local	(454)	1,258	(76)
Valuation Allowance	—	(2)	(164)
	(2,617)	6,798	(406)
Total	$51,886	$32,321	$23,773

Significant components of deferred tax assets and liabilities are as follows:

	August 28, 2004	August 30, 2003
Current and non-current deferred tax liabilities:
Depreciation	$(19,898)	$(22,622)
Deferred catalog costs	(4,529)	(5,603)
Goodwill	(744)	(614)
	(25,171)	(28,839)
Current and non-current deferred tax assets:
Accounts receivable	460	(258)
Inventory	5,500	6,024
Deferred compensation	27	991
Internet investments	3,386	3,386
Other	4,013	4,294
Valuation allowance	(3,386)	(3,386)
	10,000	11,051
Net Deferred Tax Liabilities	$(15,171)	$(17,788)

The Company records a valuation allowance to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the impairment charge on its Internet investments (Note 4). The valuation allowance was approximately $3,386 for fiscal 2004 and fiscal 2003.

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 28, 2004	August 30, 2003	August 31, 2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.0	4.8	4.8
Other, net	(1.0)	(1.5)	—
Valuation allowance	—	—	(0.3)
Effective income tax rate	39.0%	38.3%	39.5%

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 28, 2004	August 30, 2003
Accrued payroll, bonus and fringe	$23,288	$23,044
Accrued advertising	4,871	5,563
Accrued sales, property and income taxes	8,652	8,458
Accrued other	11,827	11,341
Total accrued liabilities	$48,638	$48,406

8. LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

	August 28, 2004	August 30, 2003
Revolving credit agreement(a)	$—	$—
Term notes payable(b)	1,139	1,301
	1,139	1,301
Less: current portion	142	169
	$997	$1,132

(a)           As of August 28, 2004, the Company had an available $110 million revolving credit agreement with a group of banks. The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of August 28, 2004 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (4.5% at August 28, 2004) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

(b)   The term notes payable consist primarily of a note payable to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located and bears interest at 3% per annum payable in monthly installments of approximately $18 (includes principal and interest) through September 2011.

Maturities of notes payable are as follows:

Fiscal Year
2005	$142
2006	156
2007	156
2008	161
2009	165
Thereafter	359
$1,139

9. CAPITAL STOCK AND DIVIDENDS

Treasury Stock Purchases

On September 26, 2002, the Board of Directors of the Company approved the replenishment of the Company’s stock repurchase plan (the “Plan”) that allows for the repurchase of up to 5 million shares of the Company’s Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2004 and fiscal 2003, the Company repurchased 250,000 shares and 1,283,000 shares of its Class A Common Stock for $6,754 and $22,598, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. The Company reissued approximately 62,000 and 82,000 shares of treasury stock during fiscal 2004 and fiscal 2003, respectively, to fund the associate stock purchase plan (Note 10).

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. The Board of Directors established a quarterly dividend rate of $0.05 per share, or $0.20 per share annually. This policy is reviewed regularly by the Board of Directors. On January 6, 2004, the Board of Directors approved an increase in the quarterly dividend rate to $0.08 per share, or $0.32 per share annually. The Company paid quarterly dividends to shareholders totaling $19.5 million and $3.3 million in fiscal 2004 and fiscal 2003, respectively.

On October 26, 2004, the Board of Directors increased the quarterly dividend to $0.10 per share and approved a quarterly dividend payable on November 19, 2004 to shareholders of record at the close of business on November 12, 2004. The dividend of $0.10 per share will result in an anticipated quarterly payout of approximately $6.9 million based on the number of shares outstanding at November 4, 2004.

10. ASSOCIATE BENEFIT PLANS

Stock Purchase Plan

The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of up to a maximum of 500,000 shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each stock purchase period. The associates purchased approximately 62,000 and 82,000 shares of common stock during fiscal 2004 and 2003 pursuant to this plan at an average per share price of $21.15 and $14.78, respectively. As of August 28, 2004, approximately 85,000 shares remain reserved for issuance under this plan.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2004, 2003, and 2002, the Company contributed $1,594, $1,529, and $1,478, respectively, to the plan. Company contributions are discretionary.

Stock Option Plan

The Company maintains the MSC Industrial Direct Co., Inc. 1995, 1998 and 2001 Stock Option Plans, pursuant to which options to purchase an aggregate of up to 15 million shares of the Company’s Class A common stock have been or may be granted. Options may be granted to key associates, directors and consultants over terms not to exceed ten years and they generally vest ratably over five years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. As of August 28, 2004, 8,959,000 shares remain reserved for issuance under this plan (this includes the shares required to be issued to satisfy 4,807,000 stock options outstanding at August 28, 2004).

A summary of the status of the Company’s stock option plans at August 28, 2004, August 30, 2003 and August 31, 2002 and changes during the years then ended is presented in the table and narrative below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding—beginning of year	6,820	$14.09	7,347	$14.00	6,616	$13.61
Granted	718	23.63	23	17.40	2,043	14.28
Exercised	(2,659)	13.55	(408)	12.70	(1,096)	12.54
Cancelled/forfeited	(72)	15.03	(142)	14.36	(216)	14.12
Outstanding—end of year	4,807	15.79	6,820	14.09	7,347	14.00
Exercisable—end of year	2,324	15.08	3,829	14.60	2,895	14.69
Weighted average fair value of options granted	$12.63		$10.23		$9.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	7.5	7.5	7.5
Risk-free interest rate	4.0%	3.8%	4.7%
Volatility	51.1%	51.9%	57.1%
Dividend yield	0.85%	0.0%	0.0%

The following table summarizes information about stock options outstanding at August 28, 2004:

Range of Exercise Prices	Number of Options Outstanding at August 28, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 28, 2004	Weighted Average Exercise Price
$7.75 - $11.63	492	4.5	$8.07	258	$8.35
11.64 - 17.46	2,956	5.9	14.37	1,465	14.40
17.47 - 26.21	1,326	6.7	21.49	598	19.55
26.22 - 28.06	33	8.9	28.64	3	28.06
	4,807		$15.79	2,324	$15.08

Restricted Stock Plan

During fiscal 2004, the Company awarded 52 shares of Class A common stock to certain members of senior management. These shares were issued pursuant to the Company’s Restricted Stock Plan. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions. Associates will forfeit all non vested shares upon departure from the Company. As of August 28, 2004, none of these shares were cancelled or forfeited. The value of these shares at the grant date of $1,477 is included as a separate component of shareholders’ equity, and the related compensation charge is being recorded over the seven-year vesting period. As of August 28, 2004, approximately 35 additional shares remain reserved for future issuance under the Restricted Stock Plan.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, two of which are leased from affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2009. At August 28, 2004, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2005	$5,676	$1,734
2006	4,942	1,736
2007	4,168	1,745
2008	2,911	1,745
2009	2,517	1,747
Thereafter	24,668	24,514
Total	$44,882	$33,221

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2004, 2003 and 2002 was approximately $5,261, $5,007 and $5,055, respectively, including approximately $1,794, $1,871, and $1,699, respectively, paid to affiliates. In the opinion of the Company’s management, the leases with affiliates are on terms which approximate fair market value.

12. LEGAL PROCEEDINGS

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. It is the opinion of management that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s consolidated financial position,  results of operations or liquidity.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

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

No change occurred in the Company’s internal controls concerning financial reporting during the fourth quarter of the fiscal year ended August 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the annual meeting of stockholders to be held in January 2005 (the “2004 Proxy Statement”), which is incorporated herein by this reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and senior financial officers. The Company makes its code of ethics available free of charge through its internet website, www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its code of ethics in accordance with all applicable laws and regulations.

The Company has also adopted a separate Code of Business Conduct applicable to the Board of Directors, the Company’s officers and all of the Company’s associates. The Code of Business Conduct is posted on the Company’s website, www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its Code of Business Conduct in accordance with all applicable laws and regulations.

The Company’s Corporate Governance Guidelines as well as the charters of its Audit, Compensation and Nominating and Corporate Governance Committees can also be found on the Company’s website, www.mscdirect.com.

Printed copies of all of the foregoing are available to any shareholder requesting a copy by writing to:  Corporate Secretary, MSC Industrial Direct Co., Inc., 75 Maxess Road, Melville, New York 11747.

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures as Exhibits 31.1 and 31.2, to this Annual Report on Form 10-K for the fiscal year ended August 28, 2004. The Company’s Chief Executive Officer will timely provide the NYSE with the certification required by NYSE Rule 303A.12(a). The Company will make this certification available on its website, www.mscdirect.com, as soon as practicable after filing with the NYSE.

Policy Regarding Shareholder Nominations for Director

The Corporate Governance and Nominating Committee of the Board of Directors considers director candidates based upon a number of qualifications, including their independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths. There are no specific, minimum or absolute criteria for Board membership. The Corporate Governance and Nominating Committee seeks directors who have demonstrated an ethical and successful career. This may include experience as a senior executive of a publicly traded corporation, management consultant, investment banker, partner at a law firm or registered public accounting firm, professor at an accredited law or business school, experience in the management or leadership of a substantial private business enterprise, educational, religious or not-for-profit organization, or such other professional experience as the Committee shall determine shall qualify an individual for Board service. The Committee shall make every effort to ensure that the Board and its Committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by the New York Stock Exchange and/or the SEC. Backgrounds giving rise to actual or perceived conflicts of interest are undesirable. In addition, prior to nominating an existing director for re-election to the Board, the Committee will consider and review such existing director’s Board and Committee attendance and performance, independence, experience, skills and the contributions that the existing director brings to the Board.

The Corporate Governance and Nominating Committee has not in the past relied upon third-party search firms to identify director candidates, but may employ such firms if so desired. The Corporate Governance and Nominating Committee generally relies upon, receives and reviews recommendations from a wide variety of contacts, including current executive officers, directors, community leaders, and shareholders as a source for potential director candidates. The Board retains complete independence in making nominations for election as a member of the Board.

The Corporate Governance and Nominating Committee will consider qualified director candidates recommended by shareholders in compliance with the Company’s procedures and subject to applicable inquiries. The Corporate Governance and Nominating Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. Any shareholder may recommend nominees for director at least 120 calendar days prior to the date on which the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting, by writing to Tom Eccleston, Secretary, MSC Industrial Direct Co., Inc., 75 Maxess Road, Melville, NY 11747 giving the name, company stockholdings and contact information of the person making the nomination, the candidate’s name, address and other contact information, any direct or indirect holdings of the Company’s securities by the nominee, any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements, information regarding related party transactions with the Company and/or the shareholder submitting the nomination, and any actual or potential conflicts of interest, the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and/or stock exchange requirements. All of these communications will be reviewed by our Secretary and forwarded to Denis Kelly, the Chair of the Corporate Governance and Nominating Committee for further review and consideration in accordance with this policy. Any such shareholder recommendation should be accompanied by a written statement from the candidate of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.

Shareholder Communications Policy

Any shareholder or other interested party who desires to communicate with the Company’s Chairman of the Board of Directors or any of the other members of the Board of Directors may do so by writing to: Board of Directors, c/o Mitchell Jacobson, Chairman of the Board of Directors, MSC Industrial Direct Co., Inc., 75 Maxess Road, Melville, NY 11747, or to one of the non-management directors at the address indicated in the Company’s annual proxy statement. Communications may be addressed to the Chairman of the Board, an individual director, a Board Committee, the non-management directors or the full Board.

ITEM 11.   EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2004 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the 2004 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 27 herein.

a.      Exhibits

Exhibit No.	Description
*3.01	Certificate of Incorporation of Registrant.
*3.02	By-laws of Registrant.
3.03	Amendment to By-laws of Registrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-110357, as amended)
*4.01	Specimen Class A Common Stock Certificate.
10.01

Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.02

Amendment No. 1 to Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

*10.03	Registrant’s 1995 Stock Option Plan.
10.04

Amendment No. 1 to Registrant’s 1995 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.05

Registrant’s 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).

10.06

Amendment No. 1 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).

10.07

Amendment No. 2 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).

10.08

Amendment No. 3 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.09

Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).

10.10

Amendment No. 1 to Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.11

Registrant’s Associate Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).

10.12

Amendment No.1 to Registrant’s Associate Stock Purchase Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

*10.13	Employment Agreement dated as of January 2, 1994, between Registrant and Sidney Jacobson, as amended on October 31, 1995.
*10.14	Employment Agreement, dated as of August 1, 1994, between Registrant and Mitchell Jacobson.
10.15

Employment Agreement, dated as of June 19, 2000, between the Registrant and Charles Boehlke (incorporated by reference to exhibit 10.06 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November 14, 2000 (File No. 1-14130)

10.16

Employment Agreement, dated as of January 8, 1999, between the Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on November 19, 1999).

10.17

Employment Agreement, dated as of January 8, 1999, between Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on November 19, 1999).

10.18

Credit Agreement, dated as of February 1, 2000, between the Registrant and the banks named therein (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2000 (File No. 1-14130)

10.19	Summary of MSC Industrial Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 117514), as amended).
21.01	List of Subsidiaries
23.01	Consent of Ernst & Young LLP
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

Financial Statement Schedules

For the three fiscal years ended August 28, 2004

Page
Report of Independent Auditors on Schedule II	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

b.     Reports on Form 8-K:

The Company filed three reports on Form 8-K during the fourth quarter of the fiscal year ended August 28, 2004. Information regarding the items reported on is as follows:

Date Filed	Item Number	Description
July 2, 2004	5 and 7	Announced the declaration of a cash dividend on the Company’s common stock.
July 7, 2004	7 and 12	Announced the results of operations for the Company’s fiscal quarter ended May 29, 2004. Consolidated financial statements for this period were furnished with this report.
August 9, 2004	5 and 7

Announced that the Company had entered into three separate Purchase Agreements with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the offering of 396,000 shares by certain selling shareholders.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
	By:	/s/ MITCHELL JACOBSON
Mitchell Jacobson
Dated: November 5, 2004		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MITCHELL JACOBSON	Chief Executive Officer and Director	November 5, 2004
Mitchell Jacobson
/s/ CHARLES BOEHLKE	Executive Vice President, Chief Financial Officer and Director	November 5, 2004
Charles Boehlke
/s/ DAVID SANDLER	President, Chief Operating Officer and Director	November 5, 2004
David Sandler
/s/ ROGER FRADIN	Director	November 5, 2004
Roger Fradin
/s/ DENIS KELLY	Director	November 5, 2004
Denis Kelly
/s/ RAYMOND LANGTON	Director	November 5, 2004
Raymond Langton
/s/ PHILIP PELLER	Director	November 5, 2004
Philip Peller

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 28, 2004 and August 30, 2003, and for each of the three years in the period ended August 28, 2004, and have issued our report thereon dated October 21, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

October 21, 2004
Melville, NY

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 31, 2002
Allowance for doubtful accounts(a)	$4,927	$1,317	$—	$3,130	(c)	$3,114
Restructuring and relocation charges(b)	$1,770	$—	$—	$887		$883
Valuation allowance on deferred tax assets	$3,552	$—	$—	$164		$3,388
Deducted from asset accounts:
For the fiscal year ended August 30, 2003
Allowance for doubtful accounts(a)	$3,114	$1,579	$—	$2,076	(c)	$2,617
Restructuring and relocation charges(b)	$883	$—	$—	$410		$473
Valuation allowance on deferred tax assets	$3,388	$—	$—	$2		$3,386
Deducted from asset accounts:
For the fiscal year ended August 28, 2004
Allowance for doubtful accounts(a)	$2,617	$1,761	$—	$1,931	(c)	$2,447
Restructuring and relocation charges(b)	$473	$—	$—	$198		$275
Valuation allowance on deferred tax assets	$3,386	$—	$—	$—		$3,386

(a)           Included in accounts receivable.

(b)          Included in accrued liabilities.

(c)           Comprised of uncollected accounts charged against the allowance.