Form 10-Q
period 2004-11-27
MSC INDUSTRIAL DIRECT CO INC
filed 2005-01-06
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

Commission File No.: 1-14130

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

New York	11-3289165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Maxess Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

As of January 4, 2005, 47,978,877 shares of Class A common stock and 21,006,394 shares of Class B common stock of the registrant were outstanding.

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

•                   changing customer and product mixes;

•                   changing market conditions and industry consolidation;

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

•                   dependence on key personnel; and

•                   the other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

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

Internet Address

The Company’s Internet address is www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	November 27, 2004	August 28, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,575	$39,517
Available-for-sale securities	3,052	6,000
Accounts receivable, net of allowance for doubtful accounts of $2,411 and $2,447, respectively	119,948	114,077
Inventories	229,745	225,427
Prepaid expenses and other current assets	18,473	16,368
Deferred income taxes	9,895	10,000
Total current assets	449,688	411,389
Available-for-sale securities	142,210	137,797
Property, Plant and Equipment, net	101,778	103,284
Goodwill	63,202	63,202
Other assets	11,486	13,715
Total assets	$768,364	$729,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,265	$36,233
Accrued liabilities	52,120	48,638
Current portion of long-term notes payable	142	142
Total current liabilities	94,527	85,013
Long-term notes payable	949	997
Deferred income tax liabilities	24,752	25,171
Total liabilities	120,228	111,181
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,293,640 and 52,428,363 shares issued, and 47,934,568 and 47,056,952 shares outstanding, respectively	53	52
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 21,006,394 and 21,246,394 shares issued and outstanding, respectively	21	21
Additional paid-in capital	325,168	314,710
Retained earnings	412,540	393,341
Accumulated other comprehensive loss	(44)	(12)
Class A treasury stock, at cost, 5,359,072, and 5,371,411 shares, respectively	(88,338)	(88,580)
Deferred stock compensation	(1,264)	(1,326)
Total shareholders’ equity	648,136	618,206
Total Liabilities and Shareholders’ Equity	$768,364	$729,387

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 27, 2004	November 29,2003
Net sales	$263,328	$222,761
Cost of goods sold	144,527	122,501
Gross profit	118,801	100,260
Operating expenses	76,904	73,369
Income from operations	41,897	26,891
Other income:
Interest income, net	776	292
Other (expense) income, net	(71)	50
Total other income	705	342
Income before provision for income taxes	42,602	27,233
Provision for income taxes	16,615	10,757
Net income	$25,987	$16,476

Per Share Information (Note 1):
Net income per common share:
Basic	$0.38	$0.25
Diluted	$0.37	$0.24

Weighted average shares used in computing net income per common share (Note 1):
Basic	68,450	66,004
Diluted	70,664	68,350

Cash dividends declared per common share	$0.10	$0.05

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended November 27, 2004

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Deferred Stock Compensation
	Shares	Amount	Shares	Amount				Shares	Amount at Cost		Total
Balance at August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	(12)	5,371	$(88,580)	(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—	—	—	—	—	—	—

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	62	62
Common stock issued under associate stock purchase plan	—	—	—	—	—	85	—	(12)	242	—	327

Exercise of common stock options, including income tax benefits of $975	626	1	—	—	10,458	—	—	—	—	—	10,459
Cash dividends paid	—	—	—	—	—	(6,873)	—	—	—	—	(6,873)

Net income	—	—	—	—	—	25,987	—	—	—	—	25,987
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(32)	—	—	—	(32)

Comprehensive income											25,955

Balance at November 27, 2004	53,294	$53	21,006	$21	$325,168	$412,540	$(44)	5,359	$(88,338)	$(1,264)	$648,136

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003

Cash Flows from Operating Activities:
Net income	$25,987	$16,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,049	3,157
Loss on disposal of property, plant and equipment	184	—
Amortization of deferred stock compensation	62	—
Provision for doubtful accounts	643	549
Deferred income taxes	(314)	305
Stock option income tax benefit	975	474
Amortization of bond premium	120	—
Changes in operating assets and liabilities:
Accounts receivable	(6,514)	(11,079)
Inventories	(4,318)	164
Prepaid expenses and other current assets	(2,105)	298
Other assets	2,229	3,034
Accounts payable and accrued liabilities	9,514	540

Total adjustments	3,525	(2,558)

Net cash provided by operating activities	29,512	13,918

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	55,208	—
Purchases of investments in available-for-sale securities	(56,825)	(71,161)
Expenditures for property, plant and equipment	(1,727)	(2,220)

Net cash used in investing activities	(3,344)	(73,381)

Cash Flows from Financing Activities:
Payment of cash dividend	(6,873)	(3,325)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	327	255
Proceeds from exercise of Class A common stock options	9,484	10,948
Repayments of notes payable	(48)	(55)

Net cash provided by financing activities	2,890	7,823

Net increase (decrease) in cash and cash equivalents	29,058	(51,640)
Cash and cash equivalents—beginning of period	39,517	114,294

Cash and cash equivalents—end of period	$68,575	$62,654

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$1,123	$2,408

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirteen weeks of fiscal 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
Net income for EPS computation	$25,987	$16,476

Basic EPS:
Weighted average common shares	68,450	66,004

Basic EPS	$0.38	$0.25

Diluted EPS:
Weighted average common shares	68,450	66,004
Shares issuable from assumed conversion of common stock equivalents	2,214	2,346
Weighted average common and common equivalent shares	70,664	68,350

Diluted EPS	$0.37	$0.24

Note 2. Fair Value Disclosure Of Stock Options

The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB 25”). No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), if the Company accounts for its stock options granted under the intrinsic value method.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Thirteen Weeks Ended
	November 27, 2004 (a)	November 29, 2003
Net income, as reported	$25,987	$16,476
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(627)	(2,118)
Pro forma net income	$25,397	$14,358

Net income per common share:
Net income per common share, as reported	$.38	$0.25
Net income per common share, pro forma	$.37	$0.22
Diluted net income per common share, as reported	$.37	$0.24
Diluted net income per common share, pro forma	$.36	$0.21

(a)                                  The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $1,217 for the thirteen weeks ended November 27, 2004.

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at November 27, 2004 were approximately $44.

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

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
Net income, as reported	$25,987	$16,476
Unrealized losses on available-for-sale securities, net of tax benefit, for the period	(32)	—
Comprehensive income	$25,955	$16,476

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

The Company reissued approximately 12 shares of treasury stock during the first three months of fiscal 2005 to fund the Associate Stock Purchase plan. The Company did not repurchase any shares of its common stock during the first three months of fiscal 2005 but may make future repurchases.   On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan.

The holders of the Company’s Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one-to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson and Gershwind families or is not an executor, administrator or personal representative of an estate of a member of the Jacobson and Gershwind families.

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of November 27, 2004, there were no shares of preferred stock issued or outstanding.

Approximately 52 shares of Class A common stock issued to senior management pursuant to the Company’s Restricted Stock Plan remain outstanding at November 27, 2004. Associates vest in their ownership of these shares over seven years in accordance with the Restricted Stock Plan vesting provisions.  Associates will forfeit all non vested shares upon departure from the Company.  No restricted shares were cancelled or forfeited during the three months ended November 27, 2004. The value of shares awarded at the grant date is included as a separate component of shareholders’ equity, and the related compensation charge is recorded over the seven year vesting period. As of November 27, 2004, approximately 34 additional shares remain reserved for future issuance under the Restricted Stock Plan.  On January 4, 2005, shareholders of the Company approved an increase of 175 shares and a change in the vesting period to five years for restricted shares granted on or after January 4, 2005.  The Company, on January 4, 2005, awarded approximately 145 shares to management, leaving approximately 64 shares reserved for future issuance.

On October 26, 2004, the Board of Directors increased the quarterly dividend payable to shareholders to $0.10 per share. The Company paid a dividend of approximately $6,900 on November 19, 2004 to shareholders of record at the close of business on November 12, 2004.  On January 4, 2005, the Board of Directors approved a quarterly dividend payable of $0.10 per share payable on January 28, 2005 to shareholders of record at the close of business on January 21, 2005. The dividend payable will result in an anticipated payout of approximately $6,900 based on the number of shares outstanding at January 4, 2005.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 27, 2004 and November 29, 2003 has been minimal.

Note 7. Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. It is the opinion of management that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 8.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board Issued SFAS No. 123, Revised 2004, “Share-Based Payment,” (“FAS 123R.”)  FAS 123R is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in APB 25, Additionally, the Company complies with the SFAS 148, footnote disclosures which require the disclosure of the effect to net income and net income per share of applying the fair value method to share-based payments. The Company currently uses the Black- Scholes option pricing model to calculate the fair value of share-based payments.  The Company plans to adopt FAS 123R in its next fiscal year, beginning August 28, 2005. The impact of the adoption of FAS 123R on the Company’s consolidated financial statements is expected to be significant.  However, as discussed above, the impact on net income and net income per share using the fair value method of accounting for share-based payments has been disclosed in the notes to the financial statements (see Note 2).  The Company has not yet determined the option pricing model that it will use to comply with the provisions of FAS 123R.  As such, the Company cannot determine if future calculations of fair value for share-based payments will be consistent with past calculations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on the Company’s information systems and on key personnel.   See “Risk Factors” at page 16. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

In the first quarter of fiscal 2005 we continued to generate solid financial results. The Company is benefiting from a strong U.S. economy as well as executing on its growth strategies to increase revenues.  We have been able to continue to gain market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and medium sized customers, thereby reducing the cyclical nature of our business. We have also maintained our commitment to drive cost reduction throughout the business. By holding gross profit margins in the 45% range, and realizing operating leverage from prior investments in our infrastructure we have been able to increase operating margins in the first quarter of fiscal 2005 to 15.9% of net sales, an improvement of 31.8% as compared to the first quarter of fiscal 2004.  The end result of our first quarter fiscal 2005 financial performance is an increase in diluted earnings per share of 54.2% to $0.37 per share versus the first quarter of fiscal 2004.  We expect to incur a higher level of expenses related to sales volume and also expect to feel the impact of the expansion of our field sales force resulting in a slight decrease in our operating margins for the second quarter of fiscal 2005.

In the first quarter of fiscal 2005 we have kept direct mail advertising levels comparable to the levels of the first quarter of fiscal 2004.  In fiscal 2004 as part of the Company’s focus to lower costs throughout the business and increase the productivity of the direct marketing efforts, mailing levels were reduced over the last two fiscal years (15.8% and 6.9% reduction in fiscal 2004 and fiscal 2003, respectively). For the remainder of fiscal 2005, we expect mailing levels to be comparable to fiscal 2004 levels. The Company’s focus on discontinuing mailings to smaller accounts that made limited purchases over the last 12 months has led to an expected decrease in the number of active customers.  The number of active customers (defined as those that have made at least one purchase in the last 12 months) at November 27, 2004 is approximately 343,000.  We continue to see the benefits of our mailing strategy as our sales per advertising piece continues to grow.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity (approximately 72% of our revenues came from sales in the manufacturing sector for the first quarter of fiscal 2005, including some national account customers).  The ISM has come down from its fiscal 2004 high of 62.8% for the month of May 2004 to 58.6% for the month of December 2004. We believe that this is still a strong level and historically ISM levels in the mid 50% range or higher have been a good predictor of future sales growth for the Company.  It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow.  We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers.  Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs.  To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our CMI and VMI programs.

Results of Operations—

Thirteen weeks ended November 27, 2004 and November 29, 2003

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

	Thirteen Weeks Ended				Increase (Decrease) in Dollars	Increase (Decrease) in Percent
	November 27, 2004	% of Sales	November 29, 2003	% of Sales
Net sales	$263,328	100.0%	$222,761	100.0%	$40,567	18.2%
Cost of goods sold	144,527	54.9	122,501	55.0	22,026	18.0
Gross profit	118,801	45.1	100,260	45.0	18,541	18.5
Operating expenses	76,904	29.2	73,369	32.9	3,535	4.8
Income from operations	41,897	15.9	26,891	12.1	15,006	55.8
Other income:
Interest income, net	776	0.3	292	0.1	484	165.8
Other (expense) income, net	(71)	—	50	—	(121)	(242.0)
Total other income	705	0.3	342	0.2	363	106.1
Income before provision for income taxes	42,602	16.2	27,233	12.2	15,369	56.4
Provision for income taxes	16,615	6.3	10,757	4.8	5,858	54.5
Net income	$25,987	9.9%	$16,476	7.4%	$9,511	57.7%

Net sales increased by $40.6 million, or 18.2%, to $263.3 million in the first quarter of fiscal 2005 from $222.8 million in the first quarter of fiscal 2004.  This increase was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs.  Manufacturing and non-manufacturing sector sales grew 18.2% and 17.4%, respectively during the first quarter of fiscal 2005 as compared to the same quarter in fiscal 2004.  However, we have seen signs of a slowdown in areas surrounding plants operated by the domestic major auto manufacturers.

The primary reasons for the increase in sales to existing customers is a combination of the success of our sales force to penetrate the accounts as well as the continued strength of the U.S. economy.  Our national account and government programs sales initiative continues to be successful in fiscal 2005 and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We delivered solid results as the growth in these sectors met our expectations and we expect this to continue during fiscal 2005. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $252 in the first quarter of fiscal 2005 from $229 in the first quarter of fiscal 2004. These large customers tend to require advanced e-commerce capabilities. We feel that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $38.9 million in the first quarter of fiscal 2005 from $27.6 million in the first quarter of fiscal 2004, an increase of approximately 41%. As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than manual entries entered through our call centers and branches. These cost savings may be offset by the lower margins on national accounts and government business.

We introduced approximately 22,000 new SKUs in our fiscal 2005 catalog and removed approximately 22,000 non-productive SKUs.  We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.  Also, we increased our sales force to 475 associates at November 27, 2004, an increase of approximately 15% from sales associate levels at November 29, 2003, as part of our strategy to acquire new accounts and penetrate existing accounts across all customer types.

Gross profit increased by $18.5 million, or 18.5%, to $118.8 million in the first quarter of fiscal 2005 from $100.3 million in the first quarter of fiscal 2004. As a percentage of net sales, gross profit increased slightly from 45.0% to 45.1%. Increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with a strong U.S. economy has enabled the Company to maintain its gross margin. As our national account and government programs sales continue to grow, the Company will face continued pressures on maintaining this gross margin because these customers receive lower pricing due to their higher sales volumes. The Company plans to continue its efforts to buy better in order to maintain current margin levels.

Operating expenses increased by $3.5 million, or 4.8%, to $76.9 million in the first quarter of fiscal 2005 from $73.4 million in the first quarter of fiscal 2004.  The increase in operating expenses in dollars was primarily the result of an increase in payroll and payroll related costs and an increase in freight expense to support increased sales.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in the first quarter of fiscal 2005 as a result of an increase in head count and annual payroll increases. The increase in headcount is primarily the result of an increase in sales associates as part of our growth strategy to build sales.  As we continue to increase our sales force during fiscal 2005 we expect to see continued increases in payroll and payroll related costs.

As a percentage of net sales, operating expenses decreased from 32.9% to 29.2%, primarily as the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from operations increased by $15.0 million, or 55.8%, to $41.9 million in the first quarter of fiscal 2005 from $26.9 million in the first quarter of fiscal 2004. The increase in dollars was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, income from operations increased to 15.9% from 12.1%, primarily the result of the distribution of expenses over a larger revenue base offset by the dollar increase in operating expenses as described above.

Interest income, net.  Net interest income was $0.8 million for the first quarter of fiscal 2005 compared to $0.3 million for the first quarter of fiscal 2004. The increase in interest income is a result of a larger amount of cash and investments and higher interest rates during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Provision for income taxes.  The effective tax rate was approximately 39.0% for the first quarter of fiscal 2005 as compared to 39.5%for the first quarter of fiscal 2004. The tax rate reduction is a result of a decrease in the Company’s estimated effective tax rate due to a lower estimated state tax burden.

Net income increased by $9.5 million, or 57.7%, to $26.0 million in the first quarter of fiscal 2005 from $16.5 million in the first quarter of fiscal 2004 and diluted earnings per share increased to $0.37 per share for the first quarter of fiscal 2005 from $0.24 for the first quarter of fiscal 2004.  The factors which affected net income and diluted earnings per share have been discussed above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $30.5 million to $213.8 million at the first quarter ended November 27, 2004 from $183.3 million at the fiscal year ended August 28, 2004. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next 12 months.

The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of August 28, 2004 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (5.0% at November 27, 2004) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

Net cash provided by operating activities for the thirteen week periods ended November 27, 2004 and November 29, 2003 was $29.5 million and $13.9 million, respectively. The increase of approximately $15.6 million in net cash provided from operations resulted primarily from higher net income and the related increase to income tax liabilities offset by an investment in working capital to support an increase in net sales.

Net cash used in investing activities for the thirteen week periods ended November 27, 2004 and November 29, 2003 was $3.3 million and $73.4 million, respectively. The decrease in the usage of cash is primarily a result of the Company’s decision to begin investing in available-for-sale securities during the first thirteen weeks of fiscal 2004.   The Company has continued to invest in available-for-sale securities during the thirteen week period ended November 27, 2004, however there were also sales of available-for-sale securities during this period.

The net cash provided by financing activities for the thirteen week period ended November 27, 2004 and November 29, 2003 was $2.9 million and $7.8 million, respectively. The decrease in net cash provided by financing activities is primarily a result of the increase in dividends paid (quarterly dividend increased to $0.10 per share on October 26, 2004) and the decrease in proceeds from the exercise of Class A common stock options during the thirteen week period ended November 27, 2004 as compared to the thirteen week period ended November 29, 2003.

During the first thirteen weeks of fiscal 2005, the Company did not repurchase any shares of the Company’s Class A common stock through its stock purchase plan. The Company currently anticipates that it will make repurchases of Class A common stock based upon market conditions and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued approximately 12,000 shares of treasury stock during the first thirteen weeks of fiscal 2005 to fund the associate stock purchase plan.

On October 26, 2004, the Board of Directors increased the quarterly dividend payable to shareholders to $0.10 per share.  The Company paid a dividend of approximately $6.9 million on November 19, 2004 to shareholders of record at the close of business on November 12, 2004. On January 4, 2005, the Board of Directors approved a quarterly dividend payable on January 28, 2005 to shareholders of record at the close of business on January 21, 2005. The dividend payable of $0.10 per share will result in an anticipated quarterly payout of approximately $6.9 million based on the number of shares outstanding at January 4, 2005.

Related Party Transactions

The Company is affiliated with various real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirteen weeks of fiscal 2005 of approximately $0.4 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of the operations of the Company are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2009. At August 28, 2004, approximate minimum annual rentals on such leases were as follows (in thousands):

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2005	5,676	1,734
2006	4,942	1,736
2007	4,168	1,745
2008	2,911	1,745
2009	2,517	1,747
Thereafter	24,668	24,514
Total	$44,882	$33,221

Since August 28, 2004 there has been no material change in these obligations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

The Company makes estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources.  Actual results may differ from these estimates. The Company’s significant accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 28, 2004.  The accounting policies described below are impacted by the Company’s critical accounting estimates.

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

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation. With the current inflation in medical costs, the IBNR reserve may increase.

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

From time to time, since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our national accounts and government program sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. The Company plans to continue its efforts to buy better in order to maintain current margin levels. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix, including increased sales to national account and government programs, could cause our gross margin percentage to fluctuate or decline from time to time in the future.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of November 27, 2004 there were 47,934,568 shares of Class A common stock outstanding. In addition, 4,518,681 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 3,815,458 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 34,111 shares may be granted under the 1995 Restricted Stock Plan, and approximately 73,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of November 27, 2004, there were 21,006,394 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of November 27, 2004 the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (5.0% at November 27, 2004) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

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

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 88% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 12% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at November 27, 2004, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points.  Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $370,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $370,000.

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

No change occurred in the Company’s internal controls concerning financial reporting during the first fiscal quarter ended November 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

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

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: January 4, 2005	By:	/s/ MITCHELL JACOBSON
Chairman and Chief Executive Officer

Dated: January 4, 2005	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer