Form 10-Q
period 2005-02-26
MSC INDUSTRIAL DIRECT CO INC
filed 2005-04-06
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

As of April 4, 2005, 47,902,877 shares of Class A common stock and 21,006,394 shares of Class B common stock of the registrant were outstanding.

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

•                   rising commodity and energy prices;

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	February 26, 2005	August 28, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,188	$39,517
Available-for-sale securities	3,029	6,000
Accounts receivable, net of allowance for doubtful accounts of $2,753 and $2,447, respectively	130,491	114,077
Inventories	237,059	225,427
Prepaid expenses and other current assets	16,411	16,368
Deferred income taxes	9,860	10,000
Total current assets	450,038	411,389
Available-for-sale securities	145,243	137,797
Property, Plant and Equipment, net	102,915	103,284
Goodwill	63,202	63,202
Other assets	9,389	13,715
Total assets	$770,787	$729,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,657	$36,233
Accrued liabilities	44,213	48,638
Current portion of long-term notes payable	149	142
Total current liabilities	83,019	85,013
Long-term notes payable	906	997
Deferred income tax liabilities	24,348	25,171
Total liabilities	108,273	111,181
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,706,802 and 52,428,363 shares issued, and 47,889,670 and 47,056,952 shares outstanding, respectively	54	52
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 21,006,394 and 21,246,394 shares issued and outstanding, respectively	21	21
Additional paid-in capital	338,597	314,710
Retained earnings	433,234	393,341
Accumulated other comprehensive loss	(76)	(12)
Class A treasury stock, at cost, 5,817,132, and 5,371,411 shares, respectively	(103,166)	(88,580)
Deferred stock compensation	(6,150)	(1,326)
Total shareholders’ equity	662,514	618,206
Total Liabilities and Shareholders’ Equity	$770,787	$729,387

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	$271,365	$230,537	$534,693	$453,298
Cost of goods sold	146,503	126,258	291,030	248,759
Gross profit	124,862	104,279	243,663	204,539
Operating expenses	80,963	74,277	157,867	147,646
Income from operations	43,899	30,002	85,796	56,893

Other income:
Interest income, net	962	468	1,738	760
Other income, net	88	178	17	228
Total other income	1,050	646	1,755	988
Income before provision for income taxes	44,949	30,648	87,551	57,881
Provision for income taxes	17,530	12,106	34,145	22,863
Net income	$27,419	$18,542	$53,406	$35,018

Per Share Information (Note 1):
Net income per common share:
Basic	$0.40	$0.28	$0.78	$0.53
Diluted	$0.39	$0.27	$0.75	$0.51

Weighted average shares used in computing net income per common share (Note 1):
Basic	68,997	66,918	68,693	66,454
Diluted	71,103	69,573	70,853	68,955

Cash dividend paid per common share	$0.10	$0.08	$0.20	$0.13

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Twenty-Six weeks ended February 26, 2005

 (In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Deferred Stock Compensation	Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—	—	—	—	—	—	—
Grant of restricted common stock	145	—	—	—	5,088	—	—	—	—	(5,088)	—

Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	264	264
Common stock issued under associate stock purchase plan	—	—	—	—	—	288	—	(34)	673	—	961
Purchase of treasury stock	—	—	—	—	—	—	—	480	(15,259)	—	(15,259)
Exercise of common stock options, including income tax benefits of $5,421	894	2	—	—	18,799	—	—	—	—	—	18,801
Cash dividends paid	—	—	—	—	—	(13,801)	—	—	—	—	(13,801)

Net income	—	—	—	—	—	53,406	—	—	—	—	53,406
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(64)	—	—	—	(64)

Comprehensive income											53,342

Balance at February 26, 2005	53,707	$54	21,006	$21	$338,597	$433,234	$(76)	5,817	$(103,166)	$(6,150)	$662,514

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004

Cash Flows from Operating Activities:
Net income	$53,406	$35,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,056	6,157
Loss on disposal of property, plant and equipment	189	—
Amortization of deferred stock compensation	264	32
Provision for doubtful accounts	1,444	1,114
Deferred income taxes	(683)	976
Stock option income tax benefit	5,421	1,580
Amortization of bond premiums	251	—
Changes in operating assets and liabilities:
Accounts receivable	(17,858)	(23,001)
Inventories	(11,632)	(6,789)
Prepaid expenses and other current assets	(43)	(144)
Other assets	4,326	5,350
Accounts payable and accrued liabilities	(6,207)	(4,264)

Total adjustments	(18,472)	(18,989)

Net cash provided by operating activities	34,934	16,029

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	72,290	15,863
Purchases of investments in available-for-sale securities	(77,080)	(110,640)
Expenditures for property, plant and equipment	(5,876)	(4,056)

Net cash used in investing activities	(10,666)	(98,833)

Cash Flows from Financing Activities:
Payment of cash dividend	(13,801)	(8,671)
Purchase of treasury stock	(11,053)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	961	699
Proceeds from exercise of Class A common stock options	13,380	18,622
Repayments of notes payable	(84)	(91)

Net cash (used in) provided by financing activities	(10,597)	10,559

Net increase (decrease) in cash and cash equivalents	13,671	(72,245)
Cash and cash equivalents—beginning of period	39,517	114,294

Cash and cash equivalents—end of period	$53,188	$42,049

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$27,741	$21,032

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the twenty-six weeks of fiscal 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income for EPS Computation	$27,419	$18,542	$53,406	$35,018

Basic EPS:
Weighted average Common shares	68,997	66,918	68,693	66,454

Basic EPS	$0.40	$0.28	$0.78	$0.53

Diluted EPS:
Weighted average Common shares	68,997	66,918	68,693	66,454
Shares issuable from assumed conversion of Common stock equivalents	2,106	2,655	2,160	2,501
Weighted average Common and Common equivalent shares	71,103	69,573	70,853	68,955

Diluted EPS	$0.39	$0.27	$0.75	$0.51

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(a)		(a)
Net income, as reported	$27,419	$18,542	$53,406	$35,018
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	19	161	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,116)	(1,896)	(1,744)	(4,014)
Pro forma net income	$26,427	$16,665	$51,823	$31,023

Net income per common share:
Net income per common share, as reported	$0.40	$0.28	$0.78	$0.53
Net income per common share, pro forma	$0.38	$0.25	$0.75	$0.47
Diluted net income per common share, as reported	$0.39	$0.27	$0.75	$0.51
Diluted net income per common share, pro forma	$0.37	$0.24	$0.73	$0.45

a)                                      The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $778 and $1,995 for the thirteen and twenty six week periods ended February 26, 2005, respectively.

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at February 26, 2005 were approximately $76.

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

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net income as reported:	$27,419	$18,542	$53,406	$35,018
Unrealized losses on available-for-sale securities, net of tax benefit, for the period	(32)	—	(64)	—
Comprehensive income	$27,387	$18,542	$53,342	$35,018

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

The Company reissued approximately 34 shares of treasury stock during the first half of fiscal 2005 to fund the Associate Stock Purchase Plan. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan.  During the current quarter of fiscal 2005, the Company repurchased 480 shares of its Class A common stock for approximately $15,259 (approximately $4,207 of this amount settled and was paid subsequent to February 26, 2005) which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of February 26, 2005, there were no shares of preferred stock issued or outstanding.

On January 4, 2005, shareholders of the Company approved an increase in the number of shares eligible for issuance under the Company’s Restricted Stock Plan of 175 shares and a change in the vesting period to five years for restricted shares granted on or after January 4, 2005.  The Company, on January 4, 2005, awarded approximately 145 shares to management.  Associates will forfeit all non vested shares upon departure from the Company.  No restricted shares were cancelled or forfeited during the twenty-six week period ended February 26, 2005.  The value of these shares at the date awarded is included as a separate component of shareholders’ equity, and the related compensation charge is recorded over the applicable vesting period. As of February 26, 2005, approximately 65 additional shares remain reserved for future issuance under the Restricted Stock Plan which expires on November 16, 2005.

The Company paid a dividend of approximately $6,900 on January 28, 2005 to shareholders of record at the close of business on January 21, 2005.  On March 21, 2005, the Board of Directors increased the quarterly dividend payable to shareholders to $0.12 per share, and approved a dividend of $0.12 per share payable on April 11, 2005 to shareholders of record at the close of business on April 4, 2005. The dividend payable will result in a payout of approximately $8,300.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 26, 2005 and February 28, 2004 has been minimal.

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

Note 8.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board Issued SFAS No. 123, Revised 2004, “Share-Based Payment,” (“FAS 123R.”)  FAS 123R is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in APB 25, Additionally, the Company complies with the SFAS 148, footnote disclosures which require the disclosure of the effect to net income and net income per share of applying the fair value method to share-based payments. The Company currently uses the Black-Scholes option pricing model to calculate the fair value of share-based payments.  The Company plans to adopt FAS 123R in its next fiscal year, beginning August 28, 2005. The impact of the adoption of FAS 123R on the Company’s consolidated financial statements is expected to be significant.  However, as discussed above, the impact on net income and net income per share using the fair value method of accounting for share-based payments has been disclosed in the notes to the financial statements (see Note 2).  The Company has not yet determined the option pricing model that it will use to comply with the provisions of FAS 123R.  As such, the Company cannot determine if future calculations of fair value for share-based payments will be consistent with past calculations.

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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on the Company’s information systems and on key personnel.   See “Risk Factors” at page 15. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

The dollar amounts in the financial tables in this section, except per share amounts, are in thousands.

Overview

MSC Industrial Direct Co., Inc. (“MSC”) was formed in October 1995 and has conducted business through its predecessor companies since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the “Operating Subsidiary”), are hereinafter referred to collectively as the “Company.”

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

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues.  Net sales increased 17.7% and 18.0% for the thirteen and twenty-six week periods ended February 26, 2005, respectively as compared to the same periods in fiscal 2004.  We have been able to gain market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. As a result of passing on most of our vendors’ product price increases and freight surcharges from our independent freight carriers (due to rising energy costs) during the current quarter, our gross profit margins have increased to 46.0% and 45.6 % for the thirteen and twenty-six week periods ended February 26, 2005, respectively compared to 45.2% and 45.1% for the same periods in fiscal 2004.  In addition to continuing to increase the number of sales associates in existing markets, the Company has opened up a new branch in the Los Angeles area with its own sales force as part of the Company’s west coast expansion strategy.  Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirteen and twenty-six week periods ended February 26, 2005.  The Company has increased the number of sales associates (including those in the new Los Angeles area branch) to 485 at February 26, 2005 compared to 434 at February 28, 2004, and expects to continue to increase the sales force to approximately 500 by the end of fiscal 2005.

Operating expenses increased as a result of increases in the field sales force, increases in freight costs, increased sales volume related expenses, increased medical benefits expenses and increased incentive compensation accruals for the thirteen and twenty-six week periods ended February 26, 2005 as compared to the same periods in fiscal 2004.   The increase in gross margin and operating leverage from prior investments in our infrastructure enabled the Company to increase operating margins for the thirteen and twenty-six week periods ended February 26, 2005 to 16.2% and 16.0%, respectively as compared to 13.0%and 12.5% for the same periods in fiscal 2004.  We expect operating expenses to continue to increase through the remainder of fiscal 2005 as a result of increased sales volume, increased spending on sales force expansion and increased freight costs due to rising energy prices.

Through the twenty-six week period ended February 26, 2005, we have kept direct mail advertising levels comparable to the levels of the same period in fiscal 2004.  As part of the Company’s focus to lower costs throughout the business and increase the productivity of the direct marketing efforts, mailing levels were reduced over the last two fiscal years (15.8% and 6.9% reduction in fiscal 2004 and fiscal 2003, respectively). For the remainder of fiscal 2005, we expect mailing levels to be comparable to fiscal 2004 levels. The Company’s focus on discontinuing mailings to smaller accounts that made limited purchases over the last 12 months has led to an expected decrease in the number of active customers.  The number of active customers (defined as those that have made at least one purchase in the last 12 months) at February 26, 2005 is approximately 341,000, as compared to 346,000 at February 28, 2004.  We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity (approximately 72% of our revenues came from sales in the manufacturing sector during the twenty-six weeks ended February 26, 2005, including some national account customers).  The ISM has come down from its fiscal 2004 high of 62.8% for the month of May 2004 to 55.2% for the month of March 2005. We believe that this is still a strong level and historically ISM levels in the mid 50% range or higher have been a good predictor of future sales growth for the Company.  It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow.  We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers.  Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs.  To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations—

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Net sales	$271,365	$230,537	17.7%	$534,693	$453,298	18.0%

The increase in net sales for the thirteen and twenty-six week periods ended February 26, 2005 was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs. There was also a minimal increase related to supplier and freight surcharge increases passed along to our customers during the current quarter.  Sales to manufacturing and non-manufacturing sectors grew 16.4% and 19.4%, respectively during the thirteen weeks ended February 26, 2005 and 17.3% and 18.4% respectively, for the twenty-six weeks ended February 26, 2005, as compared to the same periods during fiscal 2004.

The primary reasons for the increase in sales to existing customers during the thirteen and twenty-six week periods ended February 26, 2005 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy.  Our national account and government programs sales initiative has been successful throughout the first half of fiscal 2005 and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We expect this to continue throughout fiscal 2005. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $251 in the second quarter of fiscal 2005 from $233 in the second quarter of fiscal 2004. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $45.2 million for the thirteen weeks ended February 26, 2005 and $84.1 million for the twenty-six weeks ended February 26, 2005, an increase of 48.0% and 44.6% respectively, compared to the same periods in fiscal 2004.  As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than manual entries entered through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

During the current quarter, as a result of increases in raw material and energy costs, certain of our vendors and independent freight carriers have increased their prices, which, in most cases, we have been able to pass along to our customers.   There is no guarantee that we will be able to pass future price increases along to our customers.

The Company grew the field sales force to 485 associates at February 26, 2005, an increase of approximately 11.8% from sales associate levels of 434 at February 28, 2004, as part of our strategy to acquire new accounts and expand existing accounts across all customer types.  Included in the sales force numbers is the sales team for the Los Angeles area branch that was opened as part of the Company’s west coast expansion.  Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirteen and twenty-six week periods ended February 26, 2005.

We introduced approximately 22,000 new SKUs in our fiscal 2005 catalog and removed approximately 22,000 non-productive SKUs.  We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Gross Profit	$124,862	$104,279	19.7%	$243,663	$204,539	19.1%
Gross Profit Margin	46.0%	45.2%		45.6%	45.1%

The increase in gross profit margin for the thirteen and twenty-six week periods ended February 26, 2005 is primarily attributable to the Company passing along most vendor and independent freight carrier price increases (incurred during the current quarter) to our customers, increased rebate revenue due to higher buying levels to support sales growth, increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with a strong U.S. economy. As our national account and government programs sales continue to grow, the Company will face continued pressures on maintaining this gross profit margin because these customers receive lower pricing due to their higher sales volumes. The Company plans to continue its efforts to buy better in order to maintain current margin levels.  We expect to maintain our gross profit margin at approximately 46% for the remainder of fiscal 2005, as additional vendor cost increases are expected.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Operating Expenses	$80,963	$74,277	9.0%	$157,867	$147,646	6.9%
Percentage of Net Sales	29.8%	32.2%		29.5%	32.6%

The increase in operating expenses in dollars for the thirteen and twenty-six week periods ended February 26, 2005 as compared to the same periods in fiscal 2004 was primarily the result of an increase in payroll and payroll related costs and an increase in freight expense to support increased sales.  The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount, annual payroll increases, medical benefits expense and accruals for incentive compensation, as internal performance goals to date have been exceeded.  The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy (which includes additional sales associates in the new Los Angeles area branch) to build sales as well as an increase in personnel in our distribution centers and branches to handle increased sales volume.  We expect to continue to build the sales force during the remainder of fiscal 2005 resulting in increased payroll and payroll related costs.

The Company has experienced an increase in the number and cost of claims filed by participants for medical expenses for its self-insured group health plan.  As such, the Company has had to increase its medical benefits accrual during the current quarter resulting in an increase to operating expenses.  It is uncertain as to whether the medical costs will continue to increase through the remainder of fiscal 2005.

The decrease in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 26, 2005, as compared to the same periods in fiscal 2004 is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Income from Operations	$43,899	$30,002	46.3%	$85,796	$56,893	50.8%
Percentage of Net Sales	16.2%	13.0%		16.0%	12.5%

The increase in dollars for the thirteen and twenty-six week periods ended February 26, 2005 as compared to the same periods in fiscal 2004 was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Interest Income, net	$962	$468	105.6%	$1,738	$760	128.7%

The increase in interest income for the thirteen and twenty-six week periods ended February 26, 2005 is a result of a larger amount of cash and investments and higher interest rates as compared to the same periods in fiscal 2004.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Provision for Income Taxes	$17,530	$12,106	44.8%	$34,145	$22,863	49.3%

The effective tax rate was approximately 39.0% for the thirteen and twenty-six week periods ended February 26, 2005 as compared to 39.5% for the thirteen and twenty-six week periods ended February 28, 2004.  The tax rate reduction is a result of a decrease in the Company’s estimated effective tax rate due to a lower estimated state tax burden.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	Percentage Change	February 26, 2005	February 28, 2004	Percentage Change

Net Income	$27,419	$18,542	47.9%	$53,406	$35,018	52.5%
Diluted Earnings Per Share	$0.39	$0.27	44.4%	$0.75	$0.51	47.1%

The factors which affected net income and diluted earnings per share for the thirteen and twenty-six week periods ended February 26, 2005 have been discussed above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased by approximately $18.2 million to $201.5 million at February 26, 2005 from $183.3 million at the fiscal year ended August 28, 2004. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next twelve months.

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (5.5% at February 26, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

Net cash provided by operating activities for the twenty-six week periods ended February 26, 2005 and February 28, 2004 was $34.9 million and $16.0 million, respectively. The increase of approximately $18.9 million in net cash provided from operations resulted primarily from higher net income, lower accounts receivables and tax benefits from stock option income, offset by an increased investment in inventory.

Net cash used in investing activities for the twenty-six week periods ended February 26, 2005 and February 28, 2004 was $10.7 million and $98.8 million, respectively. The decrease in the usage of cash is primarily a result of lower investment in available-for-sale securities during the twenty-six week period ended February 26, 2005 compared to the same period in fiscal 2004, and increased proceeds from sales of available-for-sale securities during fiscal 2005.

The net cash used in financing activities for the twenty-six week period ended February 26, 2005 was $10.6 million and the net cash provided by financing activities for the twenty-six weeks ended February 28, 2004 was $10.6 million. The change in these amounts are a result of the Company repurchasing shares of Class A common stock, increasing the dividend per share rate and a reduction in the amount of proceeds from stock option exercise activity during the first twenty-six week period ended February 26, 2005.

During the quarter ended February 26, 2005 the Company repurchased 480,000 shares of the Company’s Class A common stock through its stock purchase plan at a cost of approximately $15.3 million (approximately $4.2 million of this amount settled and was paid subsequent to February 26, 2005). The Company currently anticipates that it will continue to make repurchases of Class A common stock based upon market conditions and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued approximately 34,000 shares of treasury stock during the first twenty-six weeks of fiscal 2005 to fund the associate stock purchase plan.

The Company paid a dividend of approximately $6.9 million on January 28, 2005 to shareholders of record at the close of business on January 21, 2005.  On March 21, 2005, the Board of Directors increased the quarterly dividend payable to shareholders to $0.12 per share.  Also, on March 21, 2005 the Board of Directors approved a dividend of $0.12 per share payable on April 11, 2005 to shareholders of record at the close of business on April 4, 2005. The dividend payable will result in a payout of approximately $8.3 million.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first twenty-six weeks of fiscal 2005 of approximately $0.9 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjusts it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

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

Sales Returns

The Company establishes a reserve for anticipated sales returns based on historical return rates.  The return rates are periodically analyzed for changes in current return trends. Historically, material adjustments to the estimated sales reserve have not been required based on actual returns. In the second quarter of fiscal 2005, based on an improvement in return trends the Company was able to adjust the reserve downward.  If future returns are materially greater than estimated returns the sales return reserve may need to be increased which would adversely impact recorded sales.

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation. In the second quarter of fiscal 2005, the Company increased the IBNR reserve due to a trend of increased number and dollar amounts of medical claims by plan participants.  If this trend continues the IBNR reserve may continue to increase.

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

From time to time, since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our national accounts and government program sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. The Company plans to continue its efforts to buy better in order to maintain current margin levels. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix, including increased sales to lower margin, higher volume national account and government programs, could cause our gross margin percentage to fluctuate or decline from time to time in the future.

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

Rising commodity and energy prices may adversely affect operating margins.

As commodity and energy prices increase, the Company may be subject to price increases from vendors that we may be unable to pass along to our customers.  Raw material costs used in our products (steel, tungsten, etc.) and energy costs have been rising resulting in increased production costs for our vendors.  The fuel costs of our independent freight companies are rising as well.  Our vendors and independent freight carriers typically look to pass these costs along to us through price increases.  When we are forced to accept these price increases we may not be able to pass them along to our customers resulting in lower operating margins.

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

Our Chief Executive Officer, his sister, certain of their family members and related trusts, collectively own 100% of the outstanding shares of Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval.

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of February 26, 2005 there were 47,889,670 shares of Class A common stock outstanding. In addition, 4,243,414 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 3,820,329 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 64,567 shares may be granted under the 1995 Restricted Stock Plan, and approximately 351,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of February 26, 2005, there were 21,006,394 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (5.5% at February 26, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company has a long term note payable in the amount of approximately $1.1 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $18,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 76% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 24% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at February 26, 2005, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points.  Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $451,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $451,000.

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

No change occurred in the Company’s internal controls concerning financial reporting during the second fiscal quarter ended February 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2005, shareholders of the Company approved an increase in the number of shares eligible for issuance under the Company’s Restricted Stock Plan of 175,000 shares and a change in the vesting period to five years for restricted shares granted on or after January 4, 2005.  The Company, on January 4, 2005, awarded approximately 145,000 shares to management.  Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.  Associates will forfeit all non vested shares upon departure from the Company.  No restricted shares were cancelled or forfeited during the twenty-six week period ended February 26, 2005.  The value of these shares at the date awarded of approximately $5.1 million is included as a separate component of shareholders’ equity, and the related compensation charge is recorded over the applicable vesting period. As of February 26, 2005, approximately 65,000 additional shares remain reserved for future issuance under the Restricted Stock Plan which expires on November 16, 2005.

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended February 26, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/28/04 – 01/01/05	—	$—	—	3,467,000
01/02/05 – 01/29/05	—	$—	—	3,467,000
01/30/05 – 02/26/05	480,000	$31.79	480,000	2,987,000
Total	480,000	$31.79	480,000

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 4, 2005, the Company held its 2005 Annual Meeting of Shareholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

1.                                       To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	253,222,870	1,074,087
David Sandler	253,305,798	991,159
Charles Boehlke	253,083,763	1,213,194
Roger Fradin	249,519,866	4,777,091
Denis Kelly	253,899,777	397,180
Raymond Langton	254,121,562	175,395
Philip Peller	254,120,307	176,650

2.                                       To approve an amendment to the Company’s 1995 Restricted Stock Plan.

For	Against	Abstain	Broker Non-Votes
245,585,560	6,961,994	18,087	1,731,316

3.                                       To approve an amendment to the Company’s Associate Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
252,451,421	95,630	18,590	1,731,316

4.                                       To ratify Ernst & Young, LLP as independent certified public accountants of the Company for fiscal year 2005.

For	Against	Abstain	Broker Non-Votes
254,057,127	237,826	2004	—

Item 6. Exhibits

Exhibits:

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: April 5, 2005	By:	/s/ MITCHELL JACOBSON
Chairman and Chief Executive Officer

Dated: April 5, 2005	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer