Form 10-Q
period 2005-05-28
MSC INDUSTRIAL DIRECT CO INC
filed 2005-07-01
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

As of June 28, 2005, 45,013,200 shares of Class A common stock and 21,006,394 shares of Class B common stock of the registrant were outstanding.

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

•                   recent changes in accounting for equity-related compensation;

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	May 28, 2005	August 28, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,379	$39,517
Available-for-sale securities	7,268	6,000
Accounts receivable, net of allowance for doubtful accounts of $2,816 and $2,447, respectively	127,482	114,077
Inventories	238,159	225,427
Prepaid expenses and other current assets	16,785	16,368
Deferred income taxes	10,123	10,000
Total current assets	436,196	411,389
Available-for-sale securities	139,787	137,797
Property, Plant and Equipment, net	102,038	103,284
Goodwill	63,202	63,202
Other assets	6,989	13,715
Total assets	$748,212	$729,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,249	$36,233
Accrued liabilities	59,883	48,638
Current portion of long-term notes payable	150	142
Total current liabilities	100,282	85,013
Long-term notes payable	868	997
Deferred income tax liabilities	27,989	25,171
Total liabilities	129,139	111,181
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,785,837 and 52,428,363 shares issued, and 45,665,505 and 47,056,952 shares outstanding, respectively	54	52
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 21,006,394 and 21,246,394 shares issued and outstanding, respectively	21	21
Additional paid-in capital	340,910	314,710
Retained earnings	455,700	393,341
Accumulated other comprehensive loss	(98)	(12)
Class A treasury stock, at cost, 8,120,332, and 5,371,411 shares, respectively	(171,714)	(88,580)
Deferred stock compensation	(5,800)	(1,326)
Total shareholders’ equity	619,073	618,206
Total Liabilities and Shareholders’ Equity	$748,212	$729,387

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$288,465	$255,297	$823,158	$708,595
Cost of goods sold	155,460	140,417	446,490	389,176
Gross profit	133,005	114,880	376,668	319,419
Operating expenses	84,047	76,993	241,914	224,639
Income from operations	48,958	37,887	134,754	94,780

Other income:
Interest income, net	1,291	684	3,029	1,444
Other income, net	59	91	76	319
Total other income	1,350	775	3,105	1,763
Income before provision for income taxes	50,308	38,662	137,859	96,543
Provision for income taxes	19,620	14,789	53,765	37,652
Net income	$30,688	$23,873	$84,094	$58,891

Per Share Information (Note 1):
Net income per common share:
Basic	$0.45	$0.35	$1.23	$.88
Diluted	$0.44	$0.34	$1.19	$.85

Weighted average shares used in computing net income per common share (Note 1):
Basic	68,341	67,474	68,573	66,801
Diluted	70,112	70,082	70,603	69,337

Cash dividend paid per common share	$0.12	$0.08	$0.32	$0.21

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Thirty-Nine weeks ended May 28, 2005

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock		Deferred
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Stock Compensation	Total
Balance at August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—	—	—	—	—	—	—
Grant of restricted common stock	145	—	—	—	5,088	—	—	—	—	(5,088)	—
Cancellation of restricted common stock	(2)	—	—	—	(76)	—	—	—	—	76	—

Amortization of restricted stock	—	—	—	—	—	—	—	—	—	538	538
Common stock issued under associate stock purchase plan	—	—	—	—	—	341	—	(51)	1,000	—	1,341
Purchase of treasury stock	—	—	—	—	—	—	—	2,800	(84,134)	—	(84,134)
Exercise of common stock options, including income tax benefits of $6,759	975	2	—	—	21,188	—	—	—	—	—	21,190
Cash dividends paid	—	—	—	—	—	(22,076)	—	—	—	—	(22,076)

Net income	—	—	—	—	—	84,094	—	—	—	—	84,094
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(86)	—	—	—	(86)

Comprehensive income											84,008

Balance at May 28, 2005	53,786	$54	21,006	$21	$340,910	$455,700	$(98)	8,120	$(171,714)	$(5,800)	$619,073

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004

Cash Flows from Operating Activities:
Net income	$84,094	$58,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,117	9,457
Loss on disposal of property, plant and equipment	189	—
Amortization of deferred stock compensation	538	86
Provision for doubtful accounts	1,673	1,748
Deferred income taxes	2,695	(2,009)
Stock option income tax benefit	6,759	4,148
Amortization of bond premiums	381	148
Changes in operating assets and liabilities:
Accounts receivable	(15,078)	(20,959)
Inventories	(12,732)	(18,974)
Prepaid expenses and other current assets	(417)	(3,077)
Other assets	6,726	6,761
Accounts payable and accrued liabilities	4,314	9,125

Total adjustments	4,165	(13,546)

Net cash provided by operating activities	88,259	45,345

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	79,555	31,664
Purchases of investments in available-for-sale securities	(83,280)	(151,524)
Expenditures for property, plant and equipment	(8,060)	(6,772)

Net cash used in investing activities	(11,785)	(126,632)

Cash Flows from Financing Activities:
Payment of cash dividends	(22,076)	(14,069)
Purchase of treasury stock	(73,187)	(6,754)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,341	1,015
Proceeds from exercise of Class A common stock options	14,431	24,755
Repayments of notes payable	(121)	(129)

Net cash (used in) provided by financing activities	(79,612)	4,818

Net decrease in cash and cash equivalents	(3,138)	(76,469)
Cash and cash equivalents—beginning of period	39,517	114,294

Cash and cash equivalents—end of period	$36,379	$37,825

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$39,980	$31,900

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirty-nine weeks of fiscal 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income for EPS Computation	$30,688	$23,873	$84,094	$58,891

Basic EPS:
Weighted average Common shares	68,341	67,474	68,573	66,801

Basic EPS	$0.45	$0.35	$1.23	$0.88

Diluted EPS:
Weighted average Common shares	68,341	67,474	68,573	66,801
Shares issuable from assumed conversion of Common stock equivalents	1,770	2,608	2,030	2,536
Weighted average Common and Common equivalent shares	70,112	70,082	70,603	69,337

Diluted EPS	$0.44	$0.34	$1.19	$0.85

Employee stock options to purchase approximately 360 shares of Class A common stock were outstanding, but were not included in the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 28, 2005 because the exercise price exceeded the average market price of common shares for these periods.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
	(a)		(a)
Net income, as reported	$30,688	$23,873	$84,094	$58,891
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	167	33	328	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,590)	(1,916)	(3,334)	(5,930)
Pro forma net income	$29,265	$21,990	$81,088	$53,014

Net income per common share:
Net income per common share, as reported	$0.45	$0.35	$1.23	$0.88
Net income per common share, pro forma	$0.43	$0.33	$1.18	$0.79
Diluted net income per common share, as reported	$0.44	$0.34	$1.19	$0.85
Diluted net income per common share, pro forma	$0.42	$0.31	$1.15	$0.76

a)                                      The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $345 and $2,340 for the thirteen and thirty-nine week periods ended May 28, 2005, respectively.

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at May 28, 2005 were approximately $98.

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

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Net income as reported:	$30,688	$23,873	$84,094	$58,891
Unrealized losses on available-for-sale securities, net of tax benefit, for the period	(22)	(77)	(86)	(77)
Comprehensive income	$30,666	$23,796	$84,008	$58,814

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

The Company reissued approximately 51 shares of treasury stock during the first thirty-nine weeks of fiscal 2005 to fund the Associate Stock Purchase Plan. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan.

During the first thirty-nine weeks of fiscal 2005, the Company repurchased 2,800 shares of its Class A common stock for approximately $84,134 (approximately $10,947 of this amount settled and was paid subsequent to May 28, 2005) which is reflected at cost as treasury stock in the accompanying consolidated financial statements.  In addition, subsequent to May 28, 2005 the Company repurchased 667 shares of its Class A common stock for approximately $20,625.  On June 29, 2005 the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000 shares.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of May 28, 2005, there were no shares of preferred stock issued or outstanding.

On January 4, 2005, shareholders of the Company approved an increase in the number of shares eligible for issuance under the Company’s Restricted Stock Plan of 175 shares and a change in the vesting period to five years for restricted shares granted on or after January 4, 2005.  The Company, on January 4, 2005, awarded approximately 145 shares to management.  The value of these shares at the date awarded is included as a separate component of shareholders’ equity, and the related compensation charge is recorded over the applicable vesting period. Associates will forfeit all non vested shares upon departure from the Company.  Approximately 2 restricted shares were forfeited during the thirty-nine week period ended May 28, 2005.  As of May 28, 2005, approximately 65 additional shares remain reserved for future issuance under the Restricted Stock Plan which expires on November 16, 2005.

The Company paid a dividend of approximately $8,275 on April 11, 2005 to shareholders of record at the close of business on April 4, 2005.  On March 21, 2005, the Board of Directors increased the quarterly dividend payable to shareholders to $0.12 per share.  On June 24, 2005, the Board of Directors approved a dividend of $0.12 per share payable on July 18, 2005 to shareholders of record at the close of business on July 11, 2005. The dividend payable will result in a payout of approximately $7,922, based on the number of shares outstanding at June 28, 2005.  On June 29, 2005, the Board of Directors approved a special one time dividend of $1.50 per share payable on August 15, 2005 to holders of record on August 8, 2005.  This dividend payable will result in a payout of approximately $100,000.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, certain of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 28, 2005 and May 29, 2004 has been minimal.

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

Note 8.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board Issued SFAS No. 123, Revised 2004, “Share-Based Payment,” (“FAS 123R.”)  FAS 123R is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in APB 25, Additionally, the Company complies with the SFAS 148, footnote disclosures which require the disclosure of the effect to net income and net income per share of applying the fair value method to share-based payments. The Company currently uses the Black-Scholes option pricing model to calculate the fair value of share-based payments.  The Company plans to adopt FAS 123R in its next fiscal year, beginning August 28, 2005. The impact of the adoption of FAS 123R on the Company’s consolidated financial statements is expected to be significant, and to result in lower reported net income than that reported under the intrinsic value method.  However, as discussed above, the impact on net income and net income per share using the fair value method of accounting for share-based payments has been disclosed in the notes to the financial statements (see Note 2).  The Company has not yet determined the option pricing model that it will use to comply with the provisions of FAS 123R.  As such, the Company cannot determine if future calculations of fair value for share-based payments will be consistent with past calculations.

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

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues.  Net sales increased 13.0% and 16.2% for the thirteen and thirty-nine week periods ended May 28, 2005, respectively as compared to the same periods in fiscal 2004.  We have been able to gain market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. As a result of passing on most of our vendors’ product price increases and freight surcharges from our independent freight carriers (due to rising energy costs) during the previous quarter, our gross profit margins have increased to 46.1% and 45.8% for the thirteen and thirty-nine week periods ended May 28, 2005, respectively compared to 45.0% and 45.1% for the same periods in fiscal 2004.  In addition to continuing to increase the number of sales associates in existing markets, the Company has opened up a new branch in the Los Angeles area with its own sales force as part of the Company’s west coast expansion strategy.  Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirteen and thirty-nine week periods ended May 28, 2005.  The Company has increased the number of sales associates (including those in the new Los Angeles area branch) to 498 at May 28, 2005 compared to 457 at May 29, 2004, and expects to continue to increase the sales force to the 500 to 510 range by the end of fiscal 2005.

Operating expenses increased as a result of increases in the field sales force, increases in freight costs, increased sales volume related expenses, increased medical benefits expenses and increased incentive compensation accruals for the thirteen and thirty-nine week periods ended May 28, 2005 as compared to the same periods in fiscal 2004.  The increase in gross margin and operating leverage from prior investments in our infrastructure enabled the Company to increase operating margins for the thirteen and thirty-nine week periods ended May 28, 2005 to 17.0% and 16.4%, respectively as compared to 14.8% and 13.4% for the same periods in fiscal 2004.  We expect operating expenses to continue to increase through the remainder of fiscal 2005 as a result of increased sales volume, increased spending on sales force expansion and increased freight costs due to rising energy prices.

Through the thirty-nine week period ended May 28, 2005, we have kept direct mail advertising levels comparable to the levels of the same period in fiscal 2004.  As part of the Company’s focus to lower costs throughout the business and increase the productivity of the direct marketing efforts, mailing levels were reduced over the last two fiscal years (15.8% and 6.9% reduction in fiscal 2004 and fiscal 2003, respectively). For the remainder of fiscal 2005, we expect mailing levels to be comparable to fiscal 2004 levels. The Company’s focus on discontinuing mailings to smaller accounts that made limited purchases over the last 12 months has led to an expected decrease in the number of active customers.  The number of active customers (defined as those that have made at least one purchase in the last 12 months) at May 28, 2005 is approximately 343,000, as compared to 346,000 at May 29, 2004.  We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 73% of our revenues came from sales in the manufacturing sector during the thirty-nine weeks ended May 28, 2005, including some national account customers.  The ISM has come down from its fiscal 2004 high of 62.8% for the month of May 2004 to 51.4% for the month of May 2005. This level still indicates growth for the industrial economy and based on historical information, has been a good predictor of future sales growth for the Company.  It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow.  We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers.  Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs.  To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations—

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Net sales	$288,465	$255,297	13.0%	$823,158	$708,595	16.2%

The increase in net sales for the thirteen and thirty-nine week periods ended May 28, 2005 was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs. There was also a minimal increase related to supplier cost increases and freight surcharge increases that we began to pass along to our customers in the prior quarter.  Sales to manufacturing and non-manufacturing sectors grew 12.1% and 15.2%, respectively during the thirteen weeks ended May 28, 2005 and 15.6% and 17.5% respectively, for the thirty-nine weeks ended May 28, 2005, as compared to the same periods during fiscal 2004.

The primary reasons for the increase in sales to existing customers during the thirteen and thirty-nine week periods ended May 28, 2005 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy.  Our national account and government programs sales initiative has been successful throughout fiscal 2005 and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We expect this to continue throughout fiscal 2005. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $253 in the third quarter of fiscal 2005 from $236 in the third quarter of fiscal 2004. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $50.3 million for the thirteen weeks ended May 28, 2005 and $134.4 million for the thirty-nine weeks ended May 28, 2005, an increase of 41.7% and 43.4% respectively, compared to the same periods in fiscal 2004.  As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

The Company grew the field sales force to 498 associates at May 28, 2005, an increase of approximately 9.0% from sales associate levels of 457 at May 29, 2004, as part of our strategy to acquire new accounts and expand existing accounts across all customer types.  Included in the sales force numbers is the sales team for the Los Angeles area branch that was opened as part of the Company’s west coast expansion.  Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirteen and thirty-nine week periods ended May 28, 2005.

We introduced approximately 22,000 new SKUs in our fiscal 2005 catalog and removed approximately 22,000 non-productive SKUs.  We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.  The Company expects to add approximately 21,000 new SKUs and remove approximately 25,000 existing SKUs in its fiscal 2006 catalog which will be distributed in September 2005.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Gross Profit	$133,005	$114,880	15.8%	$376,668	$319,419	17.9%
Gross Profit Margin	46.1%	45.0%		45.8%	45.1%

The increase in gross profit margin for the thirteen and thirty-nine week periods ended May 28, 2005 is primarily attributable to the full quarter impact of the Company passing along most vendor and independent freight carrier price increases incurred in the previous quarter to our customers, raising prices on certain SKUs based on market conditions, increased rebate revenue due to higher buying levels to support sales growth, increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with a strong U.S. economy. As our national account and government programs sales continue to grow, the Company will face continued pressures on maintaining this gross profit margin because these customers receive lower pricing due to their higher sales volumes. The Company plans to continue its efforts to buy better in order to maintain current margin levels.  Any current quarter price increases from vendors have been absorbed by the Company rather than passed along to our customers.  We expect to maintain our gross profit margin at approximately 46% for the remainder of fiscal 2005.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Operating Expenses	$84,047	$76,993	9.2%	$241,914	$224,639	7.7%
Percentage of Net Sales	29.1%	30.2%		29.4%	31.7%

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 28, 2005 as compared to the same periods in fiscal 2004 was primarily the result of an increase in payroll and payroll related costs and an increase in freight expense to support increased sales.  The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers.

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

The Company has experienced an increase in the cost of claims filed by participants for medical expenses for its self-insured group health plan.  As such, the Company has continued to record increases to its medical costs during the current quarter resulting in an increase to operating expenses.  It is uncertain as to whether the medical costs will continue to increase through the remainder of fiscal 2005.

We expect that the medical costs will be approximately $3.0 million greater in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004, in part because last year's fourth quarter reflected an exceptionally good experience rating as compared to what we are trending at for fiscal 2005.

The decrease in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 28, 2005, as compared to the same periods in fiscal 2004 is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Income from Operations	$48,958	$37,887	29.2%	$134,754	$94,780	42.2%
Percentage of Net Sales	17.0%	14.8%		16.4%	13.4%

The increase in dollars for the thirteen and thirty-nine week periods ended May 28, 2005 as compared to the same periods in fiscal 2004 was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Interest Income, net	$1,291	$684	88.7%	$3,029	$1,444	109.8%

The increase in interest income for the thirteen and thirty-nine week periods ended May 28, 2005 as compared to the same periods in fiscal 2004 is a result of higher average cash and investments balances and higher interest rates.  The Company’s cash balances decreased at the end of the current quarter as a result of purchases of the Company’s Class A common stock.  The cash and investment balances are expected to continue to decrease next quarter as a result of the funding of the $1.50 per share special one time dividend, that was approved by the Board of Directors on June 29, 2005, to be paid on August 15, 2005 to holders of record on August 8, 2005.  As such, the interest income is expected to decrease as well next quarter.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Provision for Income Taxes	$19,620	$14,789	32.7%	$53,765	$37,652	42.8%
Effective Tax Rate	39.0%	38.3%		39.0%	39.0%

The increase in the effective tax rate for the quarter ended May 29, 2005 as compared to the same quarter in fiscal 2004 was due to lower state taxes in fiscal 2004.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	Percentage Change	May 28, 2005	May 29, 2004	Percentage Change

Net Income	$30,688	$23,873	28.5%	$84,094	$58,891	42.8%
Diluted Earnings Per Share	$0.44	$0.34	29.4%	$1.19	$0.85	40.0%

The factors which affected net income and diluted earnings per share for the thirteen and thirty-nine week periods ended May 28, 2005 as compared to the same periods in fiscal 2004 have been discussed above. Due to the Company’s buy back of Class A common stock this quarter occurring towards the end of the period, the impact to the diluted weighted average shares was not significant.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased slightly to $183.4 million at May 28, 2005 from $183.3 million at the fiscal year ended August 28, 2004. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next twelve months.

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (6.0% at May 28, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

Net cash provided by operating activities for the thirty-nine week periods ended May 28, 2005 and May 29, 2004 was $88.3 million and $45.3 million, respectively. The increase of approximately $43.0 million in net cash provided from operations resulted primarily from higher net income, lower growth in accounts receivables and inventories, offset by lower growth in accounts payable and accrued liabilities.

Net cash used in investing activities for the thirty-nine week periods ended May 28, 2005 and May 29, 2004 was $11.8 million and $126.6 million, respectively. The decrease in the usage of cash is primarily the net result of lower investment in available-for-sale securities and higher proceeds during the thirty-nine week period ended May 28, 2005 compared to the same period in fiscal 2004.

The net cash used in financing activities for the thirty-nine week periods ended May 28, 2005 was $79.6 million and the net cash provided by financing activities for the thirty-nine weeks ended May 29, 2004 was $4.8 million. The change in these amounts are a result of the Company repurchasing shares of Class A common stock, increasing the dividend per share rate and a reduction in the amount of proceeds from stock option exercise activity during the thirty-nine week period ended May 28, 2005.

Based upon market conditions, future expectations, the Company’s strong cash position and the evident value to shareholders the Company repurchased 2.8 million shares of the Company’s Class A common stock during the thirty-nine weeks ended May 28, 2005 through its stock purchase plan at a cost of approximately $84.1 million (approximately $10.9 million of this amount settled and was paid subsequent to May 28, 2005). In addition, subsequent to May 28, 2005 the Company repurchased 667,000 shares of its Class A common stock for approximately $20.6 million.  On June 29, 2005, the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5.0 million shares.  The Company currently anticipates that it will continue to make repurchases of Class A common stock based upon market conditions and other investment criteria. The Company has adequate reserves to fund such future repurchases. The Company reissued approximately 51,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2005 to fund the associate stock purchase plan.

On March 21, 2005, the Board of Directors increased the quarterly dividend payable to shareholders to $0.12 per share.  The Company paid a dividend of approximately $8.3 million on April 11, 2005 to shareholders of record at the close of business on April 4, 2005.  On June 24, 2005 the Board of Directors approved a dividend of $0.12 per share payable on July 18, 2005 to shareholders of record at the close of business on July 11, 2005. The dividend payable will result in a payout of approximately $7.9 million, based on the number of shares outstanding at June 28, 2005.  On June 29, 2005, the Board of Directors approved a special one time dividend of $1.50 per share payable on August 15, 2005 to holders of record on August 8, 2005.  This dividend payable will result in a payout of approximately $100.0 million.  The Company has adequate resources to pay the dividend out of existing cash and available-for-sale investments.

As a result of expanding storage capacity in our Reno distribution center and implementing operational enhancements in other distribution centers, we may see an increase in capital expenditures in fiscal 2006.  The Company has adequate resources to fund these plans out of cash, available-for-sale investments and its line of credit.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirty-nine weeks of fiscal 2005 of approximately $1.3 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation. In the second quarter of fiscal 2005, the Company increased the IBNR reserve due to a trend of increased dollar amounts of medical claims by plan participants.  If this trend continues the IBNR reserve may continue to increase.

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

Recent changes in accounting for equity-related compensation could impact our financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”).  Adoption of FAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements, as opposed to the pro forma note presentation (based on the intrinsic value method) previously used.  FAS 123R will be effective for us at the beginning of our next fiscal year on August 28, 2005.  We are currently evaluating which fair value method we will use upon adoption of FAS 123R and the potential impacts adoption could have on our compensation plans and reported financial results.  The impact of the adoption of FAS 123R and the fair value method on the Company’s consolidated financial statements is expected to result in lower reported net income than that reported under the intrinsic value method as previously disclosed on a pro forma basis in the Notes to our Consolidated Financial Statements.

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

Distribution Center Expansions and Enhancements

In the future, as part of our long term strategic planning, we may open new distribution centers to improve our efficiency, geographic distribution and market penetration and will make capital improvements and operational enhancements to certain of our existing distribution centers. Moving or opening distribution centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new distribution centers requires a substantial investment in inventory. In addition, new distribution centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new distribution center. Additionally, until sales volumes mature at new distribution centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new distribution centers could have a material adverse effect on our geographic expansion and may impact results of operations.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which accounted for 73% of our revenue in fiscal 2004 and the thirty-nine weeks ended May 28, 2005), and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of May 28, 2005 there were 45,665,505 shares of Class A common stock outstanding. In addition, 4,125,680 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 3,859,670 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 64,567 shares may be granted under the 1995 Restricted Stock Plan, and approximately 334,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of May 28, 2005, there were 21,006,394 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (6.0% at May 28, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company has a long term note payable in the amount of approximately $1.1 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $18,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 84% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 16% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at May 28, 2005, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points.  Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $406,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $406,000.

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

No change occurred in the Company’s internal controls concerning financial reporting during the third fiscal quarter ended May 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended May 28, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/27/05-04/02/05	—	$—	—	2,987,000
04/03/05-04/30/05	5,900	$26.92	5,900	2,981,100
05/01/05-05/28/05 (2)	2,313,870	$29.70	2,313,870	667,230
Total	2,319,770	$29.69	2,319,770

(1)          During fiscal 1999, the Board of Directors approved the Company’s stock repurchase plan to allow for the repurchase of up to 5,000,000 shares of the Company’s Class A common stock.  In September 2002, the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares.  On June 29, 2005 the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares.  There is no expiration date for this program.

(2)          Of the 2,313,870 shares of Class A common stock repurchased by the Company, 351,750 shares settled subsequent to May 28, 2005.  The Company repurchased 667,230 shares of Class A common stock subsequent to May 28, 2005 at an average price paid of $31.90 per share.

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

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: June 28, 2005	By:	/s/ MITCHELL JACOBSON
Chairman and Chief Executive Officer

Dated: June 28, 2005	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer