Form 10-K
period 2005-08-27
MSC INDUSTRIAL DIRECT CO INC
filed 2005-11-10
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of November 8, 2005, 46,240,441 shares of Class A common stock and 20,356,394 shares of Class B common stock of the registrant were outstanding and the aggregate market value of Class A common stock held by non-affiliates of the registrant was approximately $1,721,806,557.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2006 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.                BUSINESS.

This Annual Report on Form 10-K (including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”)) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including due to extreme weather conditions) at transportation centers or shipping ports, the risks of war, terrorism, and similar hostilities, dependence on our information systems and on key personnel. See “Risk Factors” at page 13. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

•       We have extensive E-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and Perfect Commerce in addition to ERP Procurement Solutions such as Oracle and SAP. We offer inventory management solutions with our Customer Managed Inventory (“CMI”) and Vendor Managed Inventory (“VMI”) systems that can lower customers’ inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with MSCDirect.com and many e-procurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from one-person machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”). Our core business focuses on selling relatively higher margin, lower volume products and we had an average order size of approximately $256 in fiscal 2005. As our national account and government programs sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. We have in excess of 343,000 combined active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and place their orders by telephone, the Internet, including MSCDirect.com, direct computer link or facsimile.

We operate primarily in the United States, with customers in all 50 states, through a network of four regional distribution centers and approximately 90 branch offices. MSC’s distribution centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. The strategic locations of MSC’s distribution centers allow for next day ground delivery via low cost ground carriers in 38 states. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to expand our geographic coverage of next day ground delivery throughout the continental United States which at some point in the future may require the expansion of existing facilities or the opening of new facilities.

Industry Overview

MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous small retailers, dealerships and distributors that supply a majority of the market. The distribution channels in the industrial products market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces.

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

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, smaller suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing organizations such as MSC. As a result of these dynamics, we have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

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

•       reduction of purchases for inventory; and

•       e-commerce and E-Procurement Integration capabilities.

Business Strategy

Our business strategy is to reduce our customers’ total cost of procurement for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

•       broad selection of in-stock products;

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

Same-Day Shipping.   Our guaranteed same-day shipping of products results in next day or second day delivery for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee 99.99% of the time. Our experience has been that areas accessible by next day ground delivery will generate significantly greater sales than areas where next day ground delivery is not available. The strategic locations of our distribution centers allow next day ground delivery via low cost ground carriers in 38 states.

Superior Customer Service.   Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, our in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, “one call does it all” philosophy of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

Targeted Direct Mail Marketing Strategy.   Our primary tools for marketing and product reference are the annual master catalogs used to showcase over 500,000 items. In fiscal 2005, our master catalogs were supplemented by 97 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of approximately 1.8 million companies with 2.3 million individual contacts, and also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC’s publication circulation increased slightly from 28.2 million in fiscal 2004 to approximately 28.6 million in fiscal 2005. After two years of reducing mailings (approximately 16% in fiscal 2004 and approximately 7% in fiscal 2003) to more sharply target our offerings, the 2005 mailing levels have been kept comparable to fiscal 2004 levels. This is in line with our continuing strategy to increase the productivity of our direct marketing efforts and increase overall return on advertising dollars spent.

Commitment to Technological Innovation.   We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs (over 500,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. MSC’s website, MSCDirect.com, is a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by Internet commerce. The MSCDirect.com site offers a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through Internet e-commerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. We continue to invest in inventory management solutions with our CMI program which allows for updated automated inventory replenishment by customers, thereby enabling the customer to lower their overall procurement costs and maintain lower inventory levels.

Growth Strategy

Our objective is to become the preferred supplier of industrial products for businesses throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

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

Expand Government and National Account Programs.   The Company has developed internal government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these segments and that they are an integral part of our customer diversification program. Allocating resources to these segments will allow the Company to better support these customers, expand our customer acquisition activities and is a key component of our overall growth strategy.

Increasing the size and improving the productivity of our direct sales force.   We believe that increasing the size of the sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend.

Increasing the Number of Product Lines and Productive SKUs.   We believe that continuing to increase the breadth and productivity of our product line are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchases of our customers and to attract new customers. To continue to provide a diverse product line and maintain profit margins in our competitive market place, the Company has sought out vendors to supply higher margin generic and imported products. In fiscal 2005, we added approximately 22,000 SKUs and removed approximately

22,000 older slow moving SKU items. The Company added approximately 21,000 new SKUs and removed approximately 25,000 existing SKUs in its fiscal 2006 catalog which was distributed in September 2005. We currently have over 500,000 SKUs in total. We generally add SKUs in response to the feedback we receive from our existing customers.

Targeted circulation of our master catalog and direct mail campaign.   We have accumulated a buyer database of approximately 1.8 million businesses with 2.3 million individual contacts, and industry expertise within specific markets. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalogs. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

E-commerce capabilities.   MSCDirect.com is a proprietary business-to-business horizontal marketplace serving the industrial market that offers customers full access to our catalog. All orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. MSCDirect.com utilizes the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. Our website is available 24 hours a day, seven days a week providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to order by description, vendor or brand. As part of our continued effort to improve our E-commerce capabilities the keyword search function was enhanced in fiscal 2005. We believe MSCDirect.com is a key component of our strategy to reduce customers’ MRO transaction costs and internal requisition time. The site also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our operating systems. Most orders move directly from the customers’ desktop to the distribution center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate our site and solicit customer feedback, making on-going improvements targeted at allowing MSCDirect.com to remain one of the premier sites in its marketplace. Our MSCDirect.com marketing campaign continued in fiscal year 2005 to raise awareness and drive volume to the website. MSCDirect.com generated revenue of more than $184 million in fiscal year 2005, a 42% increase over the prior year.

E-procurement Solution Providers sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers including, among others, Ariba, Perfect Commerce, Oracle, SAP and Datastream. We continue to evaluate and expand our capabilities in these areas, when they can provide value for our customers.

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

Maintain Excellent Customer Support Service.   Our goal is to anticipate a customer’s service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. Our “one call does it all” philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers’ needs provides a market differentiator, which enables us to retain existing customers and grow our customer base.

Products

We currently offer over 500,000 SKUs, representing a broad range of MRO (including metal working) product lines that include: cutting tools; measuring instruments; tooling components; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools; safety, janitorial; plumbing; material handling; power transmission; electrical supplies as well as other categories. We attribute a portion of our sales growth to the total number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new products to our existing product categories. Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of name recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

Our in-bound sales representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 2,100 suppliers. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2005.

Distribution Centers

A significant number of our products are carried in stock, and approximately 83% of sales are fulfilled from the distribution centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our distribution centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize four distribution centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products and had an average order size of approximately $256 in fiscal 2005. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for 72% of the Company’s revenue in fiscal 2005), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of contracts with both the GSA, the United States Postal Service (“USPS”) and the procurement agencies of numerous individual states. We believe that expanding our business with government agencies will assist us to better manage periodic downturns in the manufacturing industry. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. GSA customers include military bases, veteran’s hospitals, federal correctional facilities, army corps of engineers facilities, etc. The USPS Contract connects MSC to over 37,000 postal facilities nation-wide, including bulk mail centers, processing centers, vehicle maintenance facilities, post offices and more. In addition to the individual state contracts that MSC already has or is currently pursuing, we are now pursuing a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supply base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using MSC’s e-procurement integration abilities, VMI and CMI inventory solutions. By adding national accounts, we are able to diversify into new customer segments, strengthen our MRO product lines and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

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

We rely on approximately 600 in-bound sales representatives at our call centers, distribution centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by distribution center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

Our approximately 500 direct sales representatives work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization feedback on competitive landscape, purchasing trends and help to drive process and service improvement in order for MSC to retain and increase our market position.

Branch Offices

We currently operate approximately 90 branch offices located in 37 states. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts.

Publications

Our primary reference tool is our annual 4,644 page master catalog, which is supported by specialty and promotional catalogs and brochures. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

MSC’s in-house marketing staff designs and produces all of our catalogs and brochures. Each publication contains photographs, detailed product descriptions and a toll-free telephone number and website address to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalog and brochures more quickly.

The number of pieces mailed has decreased from approximately 33.5 million in fiscal 2003 to approximately 28.6 million in fiscal 2005. The decrease in circulation and number of publications are a result of our ongoing strategy to increase direct mail productivity and increase overall return on advertising dollars spent.

	Fiscal Years Ended
	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)	August 27, 2005 (52 weeks)
Number of publication titles	91	96	97
Number of publications mailed	33,500,000	28,200,000	28,600,000

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

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and XML ordering system to support our customer based purchase order processing. We have developed a Windows®-based CD-ROM electronic catalog package and provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI initiative which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. In 2004, we introduced our CMI program, which allows our customers to simply and effectively replenish inventory, by submitting orders directly to our Internet site. In 2005, we have also expanded both our VMI and CMI capabilities to function directly as front-end ordering systems for our E-portal based customers.

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

Associates

As of August 27, 2005, we employed 3,087 associates, including 2,930 full-time and 157 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of Financial Accounting Standards No. 123, as amended, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. FAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted FAS 123R at the beginning of our first quarter in fiscal 2006, and is applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. However, we expect that the impact to diluted earnings per share will be greater in fiscal 2006 than that of fiscal 2005 and fiscal 2004 pro-forma note presentation in the notes to the financial statements. This is primarily the result of a reduction in the expected tax benefits related to disqualifying dispositions. We estimate that stock compensation, net of related tax benefits, will account for approximately $0.09 in dilution in earnings per share for fiscal 2006.

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

Work stoppages and other disruptions, including due to extreme weather conditions, at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as the hurricanes of 2005, the severe winter weather experienced during the third quarter of fiscal 2003 and the longshoreman’s strike on the West Coast in fiscal 2002, affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

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

Distribution Center Expansions.

In the future, as part of our long term strategic planning, we may open new distribution centers to improve our efficiency, geographic distribution and market penetration and may make, as we have in the past, capital improvements and operational enhancements to certain of our existing distribution centers. Moving or opening distribution centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new distribution centers requires a substantial investment in inventory. In addition, new distribution centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new distribution center. Additionally, until sales volumes mature at new distribution centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new distribution centers could have a material adverse effect on our geographic expansion and may impact results of operations.

Availability of and Integration of Prospective Acquisitions.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which accounted for 72% of our revenue in fiscal 2005), and changes in general market conditions, could cause the market price of our

Class A common stock to fluctuate substantially. In addition, sales of a substantial number of shares of our common stock in the public market could adversely affect the prevailing market price of our Class A common stock.

Our principal shareholders exercise significant control over us.

The Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively own 100% of the outstanding shares of Class B Common Stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval.

Shares Eligible for Future Sale.

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of its equity securities. As of August 27, 2005 there were 45,514,011 shares of Class A common stock outstanding. In addition, 3,624,965 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 3,863,218 shares of Class A common stock may be granted under the Company’s 2001 Stock Option Plan. An additional 64,567 shares may be granted under the 1995 Restricted Stock Plan Approximately 314,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of August 27, 2005, there were 21,006,394 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

ITEM 2.                PROPERTIES.

We have distribution centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	529,000	October 1990
Elkhart, Indiana(2)	391,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	307,000	November 1999

(1)          The related party lease for this facility expires on July 1, 2023.

(2)          This facility is owned by MSC.

We maintain approximately 90 branch offices located in 37 states, ranging in size from 670 to 55,000 square feet. The leases for these branch offices will expire at various periods between December 2005 and July 2012. The aggregate annual lease payments on these branches and the Atlanta distribution center in fiscal 2005 was approximately $5,487,000.

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

The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and cash dividends per share for the period from August 31, 2003 to August 27, 2005.

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 27, 2005	High	Low	Class A & Class B
First Quarter	$36.27	$30.86	$.10
Second Quarter	36.59	31.28	.10
Third Quarter	33.21	26.87	.12
Fourth Quarter	38.69	29.76	1.62 *

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 28, 2004	High	Low	Class A & Class B
First Quarter	$27.77	$20.55	$.05
Second Quarter	29.69	25.00	.08
Third Quarter	31.95	27.03	.08
Fourth Quarter	33.96	28.35	.08

*                    Includes a special dividend of $1.50 per share.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. In fiscal 2005, in addition to the regular quarterly cash dividends, on June 29, 2005, the Board of Directors approved a special cash dividend of $1.50 per share resulting in a cash payout of approximately $99.8 million on August 15, 2005 to holders of record on August 8, 2005.

On October 21, 2005, the Board of Directors approved a quarterly cash dividend of $0.12 per share payable on November 10, 2005 to shareholders of record at the close of business on November 3, 2005. The dividend of $0.12 per share will result in a quarterly payout of approximately $8.0 million.

On November 8, 2005, the last reported sales price for MSC’s Class A common stock on the NYSE was $37.82 per share.

The approximate number of holders of record of MSC’s Class A common stock as of November 8, 2005 was 607. The number of holders of record of MSC’s Class B common stock as of November 8, 2005 was 9.

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended August 27, 2005:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/29/05 - 07/02/05	667,230	$31.90	667,230	5,000,000
07/03/05 - 07/30/05	—	—	—	5,000,000
07/31/05 - 08/27/05	—	—	—	5,000,000
Total	667,230	$31.90	667,230

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

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of August 27, 2005 is as follows: (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,625	$17.80	3,863
Equity compensation plans not approved by security holders	—	—	—
Total	3,625	$17.80	3,863

ITEM 6.     SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 30, 2003, August 28, 2004 and August 27, 2005 and the selected consolidated balance sheet data as of August 28, 2004 and August 27, 2005 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended September 1, 2001 and August 31, 2002 and the selected consolidated balance sheet data as of September 1, 2001, August 31, 2002, and August 30, 2003 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	September 1, 2001 (53 weeks)	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)	August 27, 2005 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$869,231	$793,976	$844,663	$955,282	$1,099,915
Gross profit	375,140	346,160	379,698	430,369	504,075
Operating expenses	288,744	286,185	296,760	299,661	326,415
Income from operations	86,396	59,975	82,938	130,708	177,660
Income taxes	32,834	23,773	32,321	51,886	69,484
Net income	39,905	36,415	52,092	81,155	112,270
Net income per common share:
Basic	0.59	0.53	0.78	1.21	1.65
Diluted	0.57	0.51	0.77	1.17	1.61
Weighted average common shares outstanding:
Basic	68,198	68,918	66,537	67,056	67,934
Diluted	69,449	70,783	67,912	69,548	69,889
Cash dividends declared per common share	—	—	$0.05	$0.29	$1.94	*
Consolidated Balance Sheet Data (at period end):
Working capital	$281,673	$299,260	$353,940	$326,376	$339,194
Total assets	553,317	562,948	618,970	729,387	651,598
Short-term debt	214	213	169	142	151
Long-term debt, net of current portion	1,517	1,308	1,132	997	830
Shareholders’ equity	466,143	474,679	510,355	618,206	530,416
Selected Operating Data:(1)
Active customers	315	329	343	344	343
Approximate Number of SKUs	460	500	530	550	550
Orders entered	3,965	3,721	3,777	4,020	4,295
Number of publications mailed	37,700	36,000	33,500	28,200	28,600
Number of publication titles (not in thousands)	105	98	91	96	97

*                    Includes a special dividend of $1.50 per share.

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

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues. Net sales increased 15.1% and 13.1% in fiscal 2005 and fiscal 2004, respectively, from the comparable prior year periods. We have been able to gain market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. We are continuing to increase the number of sales associates in existing markets and new markets, and the Company has opened up a new branch in the Los Angeles area with its own sales force as part of the Company’s west coast expansion strategy. Sales related to the new branch did not have a significant impact on the Company’s total sales for fiscal 2005. The Company has increased the number of sales associates (including those in the new Los Angeles area branch) to 520 at August 27, 2005 compared to 453 at August 28, 2004, and expects to continue to increase the sales force to approximately 550 by the end of February 2006.

By passing on most of our vendors’ product price increases and independent freight carriers’ surcharges and raising prices due to market conditions, the Company has been able to increase gross profit margins to 45.8% in fiscal 2005. The increase in gross margin percentage and net sales contributed to another year of strong cash flows. As a result of current and prior years cash flows, the Company was able to return approximately $234.5 million to shareholders in the form of dividends and Class A common stock repurchases.

As our sales have increased in fiscal 2005, we have seen an increase in operating expenses to support the sales growth (primarily payroll related costs and freight expenses) and increases in medical benefits expenses. Operating expenses have increased by 8.9% in fiscal 2005 compared to fiscal 2004. However, the increase in gross margin and operating leverage from prior investments in our infrastructure enabled the

Company to increase operating margins to 16.2% for fiscal 2005 as compared to 13.7% in fiscal 2004. We expect operating expenses to continue to increase during fiscal 2006 as a result of increased sales volume, inflation in our salary costs, increased spending on sales force expansion and increased freight and utility costs due to rising energy prices.

During fiscal 2005, we have kept direct mail advertising levels comparable to fiscal 2004 levels. As part of the Company’s focus to lower costs throughout the business and increase the productivity of the direct marketing efforts, mailing levels were reduced over the last two fiscal years (15.8% and 6.9% reduction in fiscal 2004 and fiscal 2003, respectively). The Company’s focus on discontinuing mailings to smaller accounts that made limited purchases over the last 12 months has led to an expected decrease in the number of active customers. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 27, 2005 is approximately 343,000, as compared to 344,000 at August 28, 2004. We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow. During fiscal 2006, we expect mailing levels to increase slightly over fiscal 2005 levels.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 72% of our revenues came from sales in the manufacturing sector during fiscal 2005, including some national account customers. For the first nine months of fiscal 2005 the ISM was generally decreasing each month. However, the ISM has risen sharply since then and is currently at 59.1% for the month of October 2005. This level indicates growth for the industrial economy and based on historical information, has been a good predictor of future sales growth for the Company. It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results Of Operations

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the fiscal years ended August 27, 2005 and August 28, 2004, and between the fiscal years ended August 28, 2004 and August 30, 2003.

Results of Operations—

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Net Sales	$1,099,915	$955,282	15.1%	$955,282	$844,663	13.1%

The increase in net sales during fiscal 2005 and fiscal 2004 was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs. Sales to manufacturing and non-manufacturing sectors grew 14.3% and 16.7%, respectively in fiscal 2005 and 12.5% and 14.7% respectively, in fiscal 2004.

The primary reasons for the increase in sales to existing customers during fiscal 2005 and fiscal 2004 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy. Our national account and government programs sales initiative continued to be successful throughout fiscal 2005 and fiscal 2004, and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We expect this to continue into fiscal 2006. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $256 for fiscal 2005 from $237 in fiscal 2004 and $224 in fiscal 2003. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $184.5 million for fiscal 2005 from $129.7 million in fiscal 2004 and $90.1 million in fiscal 2003, an increase of 42.3% and 44.0% for fiscal 2005 and fiscal 2004, respectively. As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

The Company grew the field sales force to 520 associates at August 27, 2005, from 453 at August 28, 2004 and 428 at August 30, 2003, an increase of approximately 14.8% and 5.8% for fiscal 2005 and fiscal 2004, respectively, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2005 is the sales team for the Los Angeles area branch that was opened in fiscal 2005 as part of the Company’s west coast expansion. Sales related to the new branch did not have a significant impact on the Company’s total sales during fiscal 2005. The Company plans to continue to increase the size of the sales force in fiscal 2006 which includes adding additional sales associates to continue to execute on its west coast expansion.

We introduced approximately 22,000 new SKUs in our fiscal 2005 catalog and removed approximately 22,000 non-productive SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth. The Company added approximately 21,000 new SKUs and removed approximately 25,000 existing SKUs in its fiscal 2006 catalog which was distributed in September 2005.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Gross Profit	$504,075	$430,369	17.1%	$430,369	$379,698	13.3%
Gross Profit Margin	45.8%	45.1%		45.1%	45.0%

The increase in gross profit margin in fiscal 2005 to 45.8% is primarily attributable to the Company passing along most vendor and independent freight carrier price increases incurred during fiscal 2005, raising prices on certain SKUs based on market conditions, increased rebate revenue due to higher buying levels to support sales growth, increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with a strong U.S. economy. As our national account and government programs sales continue to grow, the Company will face continued pressures on maintaining this gross profit margin because these customers receive lower pricing due to their higher sales volumes. However, we believe that the progress of our existing programs to increase gross margin will outweigh the impact of reduced margins on the national and government program sales leading to a modest increase in gross margins in fiscal 2006.

The slight increase in gross margin in fiscal 2004 to 45.1% is primarily attributable to increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with the strengthening U.S. economy.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Operating Expenses	$326,415	$299,661	8.9%	$299,661	$296,760	1.0%
Percentage of Net Sales	29.7%	31.4%		31.4%	35.1%

The dollar increase in operating expenses for fiscal 2005 as compared to fiscal 2004 was primarily the result of an increase in payroll and payroll related costs and an increase in freight expense to support increased sales. The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers. During the fourth quarter of fiscal 2005, the Company incurred a charge to operating expenses of $0.8 million related to the settlement of a patent infringement claim.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in 2005 compared to 2004 primarily as a result of an increase in headcount, annual payroll increases, medical benefits expense and accruals for incentive compensation, as internal performance goals have been exceeded. The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy (which includes additional sales associates in the new Los Angeles area branch) to build sales as well as an increase in personnel in our distribution centers and branches to handle increased sales volume. We expect to continue to build the sales force during fiscal 2006 which will result in increased payroll and payroll related costs.

The Company has experienced an increase in the cost of claims filed by participants for medical expenses for its self-insured group health plan. As such, the Company has continued to record increases to its medical costs during fiscal 2005 resulting in a significant increase in operating expenses. Medical costs were approximately $2.5 million greater in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004, in part because last year’s fourth quarter reflected exceptionally good experience as compared to our experience for fiscal 2005. It is uncertain as to whether the medical costs will continue to increase during fiscal 2006.

The decrease in operating expenses as a percentage of net sales for fiscal 2005 as compared to fiscal 2004 is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The dollar increase in operating expenses for fiscal 2004 as compared to fiscal 2003 was primarily the result of an increase in freight expense to support increased sales and an increase in payroll and payroll related costs offset by a decrease in depreciation and advertising expenses.

Payroll and payroll related costs increased in fiscal 2004 as a result of annual payroll increases as well as an increase in head count offset by lower medical costs related to the Company’s self-insured medical plan. The decrease in medical costs during fiscal 2004 is a result of an improvement in the Company’s loss experience as well as implementation of cost saving strategies such as a small increase to plan deductibles and a small increase to co-payment amounts.

Advertising expense decreased during fiscal 2004 primarily due to a planned 15% reduction of the fiscal 2003 mailing levels. This was a result of our strategy to increase the sales per piece mailed by discontinuing mailings to customers who have had few purchases from the Company in the last 12 months.

As a percentage of net sales, operating expenses decreased from 35.1% to 31.4%, primarily as the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Income from Operations	$177,660	$130,708	35.9%	$130,708	$82,938	57.6%
Percentage of Net Sales	16.2%	13.7%		13.7%	9.8%

The dollar increase in income from operations for fiscal 2005 and fiscal 2004 was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Interest Income, Net	$3,973	$1,979	100.8%	$1,979	$1,387	42.7%

The increase in interest income for fiscal 2005 and fiscal 2004 is a result of higher average cash and investments balances and higher interest rates. The Company’s cash and investment balances have decreased during the third and fourth quarters of fiscal 2005 as the result of purchases of the Company’s Class A common stock and the payment of the $1.50 per share special dividend. As such, the interest income is expected to decrease in fiscal 2006.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$69,484	$51,886	33.9%	$51,886	$32,321	60.5%
Effective Tax Rate	38.2%	39.0%		39.0%	38.3%

In fiscal 2005, the Company was able to reduce its effective tax rate to 38.2%. The change in rate is a result of an increase in tax exempt interest income from investments and unlike fiscal 2004, actual results did not require an increase in state tax requirements. The reduction in the effective tax rate resulted in a $1.4 million decrease in income tax expense in the fourth quarter of fiscal 2005. The Company anticipates that the effective tax rate for fiscal 2006 will be approximately 38.5%.

The increase in the effective tax rate for fiscal 2004 was primarily a result of increased state taxes in fiscal 2004.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2005	August 28, 2004	Percentage Change	August 28, 2004	August 30, 2003	Percentage Change
	(Dollars in thousands)
Net Income	$112,270	$81,155	38.3%	$81,155	$52,092	55.8%
Diluted Earnings Per Share	$1.61	$1.17	37.6%	$1.17	$.77	51.9%

The factors which affected net income and diluted earnings per share for fiscal 2005 and fiscal 2004 as compared to prior periods have been discussed above. The full impact of the Company’s repurchase of approximately 3.5 million shares of Class A common stock in fiscal 2005 on the annual weighted average shares outstanding calculation will not be reflected until fiscal 2006.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of MSC’s last eight fiscal quarters.

	Fiscal Year Ended August 28, 2004				Fiscal Year Ended August 27, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$222,761	$230,537	$255,297	$246,687	$263,328	$271,365	$288,465	$276,757
Gross profit	100,260	104,279	114,880	110,950	118,801	124,862	133,005	127,407
Income from operations	26,891	30,002	37,887	35,928	41,897	43,899	48,958	42,906
Net income	16,476	18,542	23,873	22,264	25,987	27,419	30,688	28,176
Net income per share:
Basic	.25	.28	.35	.33	.38	.40	.45	.43
Diluted	.24	.27	.34	.32	.37	.39	.44	.42

We have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary source of financing has been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities decreased by approximately $97.8 million to $85.5 million at August 27, 2005 from $183.3 million at August 28, 2004. The decrease is primarily attributable to the payment of the special dividend and repurchases of common stock offset by cash generated from operations as discussed below.

The Company allowed its former credit facility to expire on October 31, 2004. Under the credit facility, the maximum permitted borrowings were $110.0 million under an unsecured revolving credit agreement. As of August 28, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect

(6.5% at August 27, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date. We anticipate cash flows from operations, available cash resources and available lines of credit will be adequate to support our operations for the next 12 months.

Net cash provided by operating activities for the fiscal years ended August 27, 2005 and August 28, 2004 was $125.1 million and $66.9 million, respectively. The increase of approximately $58.2 million in net cash provided from operations resulted primarily from higher net income combined with lower growth in inventory and accounts receivable.

Net cash provided by investing activities for the fiscal year ended August 27, 2005 was $87.4 million and the net cash used in investing activities for the fiscal year ended August 28, 2004 was $152.7 million. The net cash provided from investing activities in fiscal 2005 is a result of the net sales of available-for-sale investments to fund the special dividend, offset by purchases of property plant and equipment. The usage of cash in fiscal 2004 was primarily the result of the Company’s decision to invest approximately $144.1 million of its cash equivalents in available-for-sale securities during fiscal 2004 and purchases of property plant and equipment.

Net cash used in financing activities for the fiscal year ended August 27, 2005 was $211.0 million. Net cash provided by financing activities for the fiscal year ended August 28, 2004 was $11.0 million. The cash used in financing activities for fiscal 2005 was primarily attributable to the quarterly and special cash dividends paid to shareholders and the Company repurchasing shares of Class A common stock offset by the proceeds from the exercise of Class A common stock options. The cash provided by financing activities in fiscal 2004 resulted primarily from the proceeds from exercise of Class A common stock options offset by the quarterly cash dividend paid to shareholders and Company repurchases of Class A common stock.

On June 29, 2005 the Board of Directors reaffirmed and replenished the Company’s stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase on the open market was restored to 5,000,000 shares. The stock repurchase plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. Based upon market conditions, future expectations, the Company’s strong cash position and the evident value to shareholders, the Company repurchased 3,467,000 shares of the Company’s Class A common stock (prior to the replenishment on June 29, 2005) in the open market at a cost of $104.8 million and 250,000 shares in the open market at a cost of $6.8 million in fiscal 2005 and fiscal 2004, respectively. The Company currently anticipates that it may make further repurchases based upon market conditions. The Company has adequate cash reserves to fund such future repurchases. The Company reissued approximately 71,000 and 62,000 shares of treasury stock during fiscal 2005 and fiscal 2004, respectively, to fund the associate stock purchase plan.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. In fiscal 2005, in addition to the regular quarterly cash dividends, on June 29, 2005 the Board of Directors approved a special cash dividend of $1.50 per share resulting in a cash payout of approximately $99.8 million on August 15, 2005 to holders of record on August 8, 2005.

On October 21, 2005, the Board of Directors approved a quarterly dividend of $0.12 per share payable on November 10, 2005 to shareholders of record at the close of business on November 3, 2005. The dividend of $0.12 per share will result in a quarterly payout of approximately $8.0 million.

As a result of expanding storage capacity in our Reno distribution center and implementing operational enhancements in other distribution centers, we may have an increase in capital expenditures in fiscal 2006. The Company has adequate resources to fund these plans out of cash, available-for-sale investments and its line of credit.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”) which are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates of approximately $1.7 million, $1.8 million and $1.9 million for fiscal 2005, 2004, and 2003 respectively. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value. See Note 11 to the Consolidated Financial Statements and “Contractual Obligations” below for discussion of related-party transactions with the various real estate entities.

Contractual Obligations

The following table summarizes our contractual obligations at August 27, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$11,751	$4,284	$5,938	$1,426	$103
Operating lease obligations with affiliates(1)	31,487	1,736	3,490	3,492	22,769
Total operating leases	43,238	6,020	9,428	4,918	22,872
Long-term notes payable	981	151	306	336	188
Total	$44,219	$6,171	$9,734	$5,254	$23,060

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

The Company believes that existing cash and investment balances together with cash generated from operations and amounts available under the Company’s $30 million line of credit will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next five years.

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

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation. In the second quarter of fiscal 2005, the Company increased the IBNR reserve due to a trend of increased dollar amounts of medical claims by plan participants. If this trend continues, the IBNR reserve may continue to increase.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of Financial Accounting Standards No. 123, as amended, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. FAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted FAS 123R at the beginning of our first quarter in fiscal 2006, and are applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. However, we expect that the impact to diluted earnings per share will be greater in fiscal 2006 than that of fiscal 2005 and fiscal 2004 pro-forma note presentation in the notes to the financial statements. This is primarily the result of a reduction in the expected tax benefits related to disqualifying dispositions. We estimate that stock compensation, net of related tax benefits, will account for approximately $0.09 in dilution in earnings per share for fiscal 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (6.5% at August 27, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company also has a long term note payable in the amount of approximately $1.0 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value. Approximately 57% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 43% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at August 27, 2005, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points. Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $340,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $340,000.

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

The Board of Directors and Shareholders
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 27, 2005 and August 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Melville, NY
November 9, 2005

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 27, 2005	August 28, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,020	$39,517
Available-for-sale securities	4,254	6,000
Accounts receivable, net of allowance for doubtful accounts of $2,547 and $2,447, respectively	126,501	114,077
Inventories	231,199	225,427
Prepaid expenses and other current assets	18,856	16,368
Deferred income taxes	10,166	10,000
Total current assets	431,996	411,389
Available-for-sale securities	40,224	137,797
Property, plant and equipment, net	102,219	103,284
Goodwill	63,202	63,202
Other assets	13,957	13,715
Total Assets	$651,598	$729,387
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,571	$36,233
Accrued liabilities	56,080	48,638
Current portion of long-term notes payable	151	142
Total current liabilities	92,802	85,013
Long-term notes payable	830	997
Deferred income tax liabilities	27,550	25,171
Total liabilities	121,182	111,181
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,281,413 and 52,428,363 shares issued, 45,514,011 and 47,056,952 shares outstanding, respectively	54	52
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 21,006,394 and 21,246,394 shares issued and outstanding, respectively	21	21
Additional paid-in capital	351,649	314,710
Retained earnings	376,251	393,341
Accumulated other comprehensive loss	(82)	(12)
Class A Treasury stock, at cost, 8,767,402 and 5,371,411 shares, respectively	(191,943)	(88,580)
Deferred stock compensation	(5,534)	(1,326)
Total shareholders’ equity	530,416	618,206
Total Liabilities and Shareholders’ Equity	$651,598	$729,387

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 27, 2005 (52 Weeks)	August 28, 2004 (52 Weeks)	August 30, 2003 (52 Weeks)
NET SALES	$1,099,915	$955,282	$844,663
COST OF GOODS SOLD	595,840	524,913	464,965
Gross profit	504,075	430,369	379,698
OPERATING EXPENSES	326,415	299,661	296,760
Income from operations	177,660	130,708	82,938
OTHER INCOME:
Interest income, net	3,973	1,979	1,387
Other income, net	121	354	88
	4,094	2,333	1,475
Income before provision for income taxes	181,754	133,041	84,413
Provision for income taxes	69,484	51,886	32,321
Net income	$112,270	$81,155	$52,092
PER SHARE INFORMATION:
Net income per common share:
Basic	$1.65	$1.21	$0.78
Diluted	$1.61	$1.17	$0.77
Weighted average shares used in computing net income per common share:
Basic	67,934	67,056	66,537
Diluted	69,889	69,548	67,912

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 27, 2005, AUGUST 28, 2004 AND AUGUST 30, 2003
(In thousands)

Accumulated
Class A		Class B		Additional		Other	Treasury Stock		Deferred
Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	at cost	Compensation	Total
BALANCE, August 31, 2002	38,571	$38	32,137	$32	$253,564	$283,348	$—	3,982	$(62,303)	$—	$474,679
Common stock issued under associate stock purchase plan	—	—	—	—	—	(557)	—	(82)	1,768	—	1,211
Purchase of treasury stock	(153)	—	—	—	—	—	—	1,283	(22,598)	—	(22,598)
Exercise of common stock options, including income tax benefits of $3,101	408	1	—	—	8,285	—	—	—	—	—	8,286
Cash dividends paid ($.05 per share)	—	—	—	—	—	(3,315)	—	—	—	—	(3,315)
Net income	—	—	—	—	—	52,092	—	—	—	—	52,092
BALANCE, August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	$—	5,183	$(83,133)	$—	$510,355
Exchange of Class B common stock for Class A common stock	10,891	11	(10,891)	(11)	—	—	—	—	—	—	—
Grant of restricted common stock (Note 10)	52	—	—	—	1,477	—	—	—	—	(1,477)	—
Cancellation of restricted common stock
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	151	151
Common stock issued under associate stock purchase plan	—	—	—	—	—	98	—	(62)	1,307	—	1,405
Purchase of treasury stock	—	—	—	—	—	—	—	250	(6,754)	—	(6,754)
Exercise of common stock options, including income tax benefits of $15,368	2,659	2	—	—	51,384	—	—	—	—	—	51,386
Cash dividends paid	—	—	—	—	—	(19,480)	—	—	—	—	(19,480)
Net income	—	—	—	—	—	81,155	—	—	—	—	81,155
Unrealized losses on available-for-sale securities net of tax benefit	—	—	—	—	—	—	(12)	—	—	—	(12)
Comprehensive income											81,143
BALANCE, August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—		—	—	—	—	—
Grant of restricted common stock (Note 10)	145	—	—	—	5,088	—	—	—	—	(5,088)	—
Cancellation of restricted common stock	(3)		—	—	(76)	—	—	—	—	76	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	804	804
Common stock issued under associate stock purchase plan	—	—	—	—	—	405	—	(71)	1,396	—	1,801
Purchase of treasury stock	—	—	—	—	—	—	—	3,467	(104,759)	—	(104,759)
Exercise of common stock options, including income tax benefits of $10,043	1,471	2	—	—	31,927	—	—	—	—	—	31,929
Cash dividends paid	—	—	—	—	—	(129,765)	—	—	—	—	(129,765)
Net income	—	—	—	—	—	112,270	—	—	—	—	112,270
Unrealized losses on available-for-sale securities net of tax benefit	—	—	—	—	—	—	(70)	—	—	—	(70)
Comprehensive income											112,200
BALANCE, August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 27, 2005, AUGUST 28, 2004 AND AUGUST 30, 2003
(In thousands)

	For The Fiscal Years Ended
	August 27, 2005	August 28, 2004	August 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,270	$81,155	$52,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,258	12,315	15,360
Loss on disposal of property, plant and equipment	219	—	49
Amortization of deferred stock compensation	804	151	—
Provision for doubtful accounts	2,711	1,761	1,579
Deferred income taxes	2,213	(2,617)	6,798
Stock option income tax benefit	10,043	15,368	3,101
Amortization of bond premium	471	248	—
Changes in operating assets and liabilities:
Accounts receivable	(15,135)	(22,240)	(855)
Inventories	(5,772)	(23,825)	3,961
Prepaid expenses and other current assets	(2,488)	(4,329)	(5,349)
Other assets	(242)	2,534	(116)
Accounts payable and accrued liabilities	7,780	6,396	7,056
Total adjustments	12,862	(14,238)	31,584
Net cash provided by operating activities	125,132	66,917	83,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments in available-for-sale securities.	205,573	56,070	—
Purchases of investments in available-for-sale securities	(106,795)	(200,127)	—
Expenditures for property, plant and equipment	(11,412)	(8,664)	(9,623)
Net cash provided by (used in) investing activities	87,366	(152,721)	(9,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(104,759)	(6,754)	(22,598)
Payment of cash dividends	(129,765)	(19,480)	(3,315)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,801	1,405	1,211
Proceeds from exercise of Class A common stock options	21,886	36,018	5,185
Repayments of notes payable	(158)	(162)	(220)
Net cash (used in) provided by financing activities	(210,995)	11,027	(19,737)
Net increase (decrease) in cash and cash equivalents	1,503	(74,777)	54,316
CASH AND CASH EQUIVALENTS, beginning of year	39,517	114,294	59,978
CASH AND CASH EQUIVALENTS, end of year	$41,020	$39,517	$114,294
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$52,855	$42,184	$22,516

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the “Company” or “MSC”) is a distributor of industrial supplies and equipment with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network, which includes approximately 90 local MSC branches in 37 states, and regional distribution centers near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; and Reno, Nevada.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 343,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Available-for-sale securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are major financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accumulated amortization is $7,286 at August 27, 2005 and August 28, 2004. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The Company has classified its intangible assets as goodwill with an indefinite life as no other separately identifiable intangibles exist. Therefore, the Company’s goodwill is no longer amortized.

The Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using the two-step process prescribed in SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal years 2005, 2004 and 2003.

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal 2005, 2004 and 2003.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($11,894 and $11,678 at August 27, 2005 and August 28, 2004, respectively) and included in other assets in the Company’s consolidated balance sheets in accordance with SOP 93-7, “Reporting on Advertising Costs.” These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising receipts from vendor sponsored programs, included in operating expenses was approximately $15,521, $18,199 and $20,553 for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.

The Company, in accordance with Emerging Issue Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is included in operating expenses. Rebates received from a vendor related to volume purchases are recorded as a reduction to the cost of goods sold.

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

Shipping and Handling Costs

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $50,573, $45,882, and $40,410 for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. Group health plan expense for fiscal 2005, 2004 and 2003 was approximately $23,885, $18,902, and $19,535, respectively.

Stock Based Compensation

The Company accounts for its stock option plans utilizing the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income related to stock option grants, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also has a restricted stock plan that allows for the granting of restricted common stock to the Company’s employees. The related compensation expense is charged against net income over the vesting period (see note 10). Interim pro-forma information regarding net income and net income per common share is required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” if the Company accounts for its stock options granted under the intrinsic value method.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005(a)	2004(a)	2003(a),(b)
Net income:	$112,270	$81,155	$52,092
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	490	92	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,594	1,375	6,412
Pro forma net income	$109,166	$79,872	$45,680
Net income per common share:
Net income per common share, as reported	$1.65	$1.21	$.78
Net Income per common share, pro forma	1.61	1.19	.69
Diluted net income per common share, as reported	$1.61	$1.17	$.77
Diluted net income per common share, pro forma	1.56	1.15	.67

(a)           The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants. This resulted in an increase to pro forma net income of $3,963, $6,466 and $822 in fiscal 2005, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s available-for sale securities are recorded at fair value based on quoted market prices. The fair value of the Company’s debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company’s debt at August 27, 2005 and August 28, 2004 approximates its fair value.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 27, 2005	August 28, 2004	August 30, 2003
Net income, as reported	112,270	81,155	52,092
Unrealized losses on available-for-sale securities.	(114)	(20)	—
Tax benefit	44	8	—
Comprehensive income	$112,200	$81,143	$52,092

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

The holders of the Company’s Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson or Gershwind families or is not an executor, administrator or personal representative of an estate of a member of the Jacobson or Gershwind families.

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 27, 2005, there were no shares of preferred stock issued or outstanding.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of Financial Accounting Standards No. 123, as amended, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. FAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted FAS 123R at the beginning of our first quarter in fiscal 2006, and are applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. However, we expect that the impact to diluted earnings per share will be greater in fiscal 2006 than that of fiscal 2005 and fiscal 2004 pro-forma note presentation in the notes to the financial statements. This is primarily the result of a reduction in the expected tax benefits related to disqualifying dispositions. We estimate that stock compensation, net of related tax benefits, will account for approximately $0.09 in dilution in earnings per share for fiscal 2006.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively:

	Net Income			Shares			Net Income Per Share
	2005	2004	2003	2005	2004	2003	2005	2004	2003
BASIC EPS:
Net income	$112,270	$81,155	$52,092	67,934	67,056	66,537	$1.65	$1.21	$0.78
Effect of dilutive associate stock options	—	—	—	1,955	2,492	1,375	(.04)	(.04)	(.01)
DILUTED EPS:
Net income	$112,270	$81,155	$52,092	69,889	69,548	67,912	$1.61	$1.17	$0.77

Options to purchase approximately 20 and 268 shares of Class A common stock in fiscal 2005 and 2003, respectively, were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

4. INVESTMENTS

The following tables summarize the Company’s available-for-sale securities:

August 27, 2005	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Corporate Notes and Bonds	$11,998	$23	$(9)	$12,012
Municipal Notes and Bonds	32,614	—	(148)	32,466
Total available-for-sale securities:	$44,612	$23	$(157)	$44,478

August 28, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Corporate Notes and Bonds	$12,548	$6	$(12)	$12,542
Municipal Notes and Bonds	130,966	4	(15)	130,955
U.S. Treasury Note	303	—	(3)	300
Total available-for-sale securities:	$143,817	$10	$(30)	$143,797

The following table summarizes the ultimate maturities of the Company’s available-for-sale securities at August 27, 2005:

	Amortized Cost	Fair Value
Within one year	$4,274	$4,254
Due in 1 - 5 years	19,084	19,026
Due in 5 - 10 years	6,836	6,791
Due after 10 years	14,418	14,407
Total	$44,612	$44,478

Since the available-for-sale securities with maturities due after 10 years are primarily variable rate debt securities that re-set to market interest rates at various time intervals, amortized costs approximate fair market value.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 27, 2005	August 28, 2004
Land	—	$11,552	$11,552
Building	40	51,132	50,994
Building and leasehold improvements	The lesser of the life of the lease or 31.5	19,005	18,543
Furniture, fixtures and equipment	3-10	59,826	59,844
Automobiles	5	427	427
Computer systems, equipment and software	3-5	64,108	58,550
		206,051	199,910
Less: accumulated depreciation and amortization		103,832	96,626
		$102,219	$103,284

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,268 and $1,310 at August 27, 2005 and August 28, 2004, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 27, 2005	August 28, 2004	August 30, 2003
Current:
Federal	$55,840	$45,271	$20,802
State and local	11,431	9,232	4,721
	67,271	54,503	25,523
Deferred:
Federal	1,836	(2,163)	5,542
State and local	377	(454)	1,258
Valuation Allowance	—	—	(2)
	2,213	(2,617)	6,798
Total	$69,484	$51,886	$32,321

Significant components of deferred tax assets and liabilities are as follows:

	August 27, 2005	August 28, 2004
Current and non-current deferred tax liabilities:
Depreciation	$(22,009)	$(19,898)
Deferred catalog costs	(4,658)	(4,529)
Goodwill	(883)	(744)
	(27,550)	(25,171)
Current and non-current deferred tax assets:
Accounts receivable	499	460
Inventory	4,966	5,500
Deferred compensation	703	27
Internet investments	3,386	3,386
Other	3,998	4,013
Valuation allowance	(3,386)	(3,386)
	10,166	10,000
Net Deferred Tax Liabilities	$(17,384)	$(15,171)

The Company records a valuation allowance to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the impairment charge related to its Internet investments.

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 27, 2005	August 28, 2004	August 30, 2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.3	5.0	4.8
Other, net	(1.1)	(1.0)	(1.5)
Effective income tax rate	38.2%	39.0%	38.3%

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 27, 2005	August 28, 2004
Accrued payroll, bonus and fringe	$27,475	$23,288
Accrued advertising	4,955	4,871
Accrued sales, property and income taxes	12,868	8,652
Accrued other	10,782	11,827
Total accrued liabilities	$56,080	$48,638

8. LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

	August 27, 2005	August 28, 2004
Revolving credit agreement(a)	$—	$—
Term notes payable(b)	981	1,139
	981	1,139
Less: current portion	151	142
	$830	$997

(a)           As of August 28, 2004, the Company had an available $110 million revolving credit agreement with a group of banks. The Company allowed its former credit facility to expire on October 31, 2004. As of August 28, 2004, the Company had no outstanding borrowings under this agreement and was in compliance with all financial covenants. The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of this amount can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the banks base prime rate in effect (6.5% at August 27, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

(b)          The term notes payable consist of notes payable to the Pennsylvania Industrial Development Authority which are secured by the land on which the Harrisburg, Pennsylvania distribution center is located and bears interest at 3% per annum payable in monthly installments of approximately $15 (includes principal and interest) through September 2011.

Maturities of notes payable are as follows:

Fiscal Year
2006	$151
2007	145
2008	161
2009	165
2010	171
Thereafter	188
$981

9. CAPITAL STOCK AND DIVIDENDS

Treasury Stock Purchases

On September 26, 2002, the Board of Directors of the Company approved the replenishment of the Company’s stock repurchase plan (the “Plan”) that allows for the repurchase of up to 5,000 shares of the Company’s Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate. During fiscal 2005 and fiscal 2004, the Company repurchased 3,467 shares and 250 shares of its Class A common stock for $104,759 and $6,754, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. On June 29, 2005, the Board of Directors reaffirmed and replenished the stock purchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000 shares. The Company reissued approximately 71 and 62 shares of treasury stock during fiscal 2005 and fiscal 2004, respectively, to fund the associate stock purchase plan (Note 10).

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. In fiscal 2005, in addition to the regular quarterly cash dividends, on June 29, 2005, the Board of Directors approved a special cash dividend of $1.50 per share resulting in a cash payout of approximately $99,762 on August 15, 2005 to holders of record on August 8, 2005.

On October 21, 2005, the Board of Directors approved a quarterly dividend of $0.12 per share payable on November 10, 2005 to shareholders of record at the close of business on November 3, 2005. The dividend of $0.12 per share will result in a quarterly payout of approximately $8,000.

10. ASSOCIATE BENEFIT PLANS

Stock Purchase Plan

The Company has established a qualified Stock Purchase Plan, the terms of which allow for qualified associates (as defined) to participate in the purchase of up to a maximum of 500 shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each stock purchase period. The associates purchased approximately 71 and 62 shares of common stock during fiscal 2005 and 2004 pursuant to this plan at an average per share price of $25.37 and $21.15, respectively. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. As of August 27, 2005, approximately 314 shares remain reserved for issuance under this plan.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2005, 2004, and 2003, the Company contributed $1,743, $1,594 and $1,529, respectively, to the plan. Company contributions are discretionary.

Stock Option Plan

The Company maintains the MSC Industrial Direct Co., Inc. 1995, 1998 and 2001 Stock Option Plans, pursuant to which options to purchase an aggregate of up to 15,000 shares of the Company’s Class A common stock have been or may be granted. Options may be granted to key associates, directors and consultants. Options granted prior to October 26, 2004 had terms not to exceed ten years and generally vested ratably over five years. Options granted on October 26, 2004 have terms not to exceed seven years and generally vest ratably over four years. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. As of August 27, 2005, 7,488 shares remain reserved for issuance under this plan (this includes the shares required to be issued to satisfy 3,625 stock options outstanding at August 27, 2005).

A summary of the status of the Company’s stock option plans at August 27, 2005, August 28, 2004 and August 30, 2003 and changes during the years then ended is presented in the table and narrative below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding—beginning of year	4,807	$15.79	6,820	$14.09	7,347	$14.00
Granted	362	32.55	718	23.63	23	17.40
Exercised	(1,471)	14.88	(2,659)	13.55	(408)	12.70
Cancelled/forfeited	(73)	17.93	(72)	15.03	(142)	14.36
Outstanding—end of year	3,625	17.80	4,807	15.79	6,820	14.09
Exercisable—end of year	1,884	14.93	2,324	15.08	3,829	14.60
Weighted average fair value of options granted	$14.34		$12.63		$10.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life (years)	5.5	7.5	7.5
Risk-free interest rate	3.6%	4.0%	3.8%
Volatility	48.7%	51.1%	51.9%
Dividend yield	1.23%	0.85%	0.0%

The following table summarizes information about stock options outstanding at August 27, 2005:

Range of Exercise Prices	Number of Options Outstanding at August 27, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 27, 2005	Weighted Average Exercise Price
$7.75 - $11.63	233	3.8	$7.94	233	$7.94
11.64 - 17.46	2,107	5.1	14.36	1,250	14.34
17.47 - 26.21	892	6.9	22.14	386	20.54
26.22 - 35.20	393	6.5	32.23	15	28.41
	3,625		$17.80	1,884	$14.93

Restricted Stock Plan

The Company awarded 145 and 52 shares of Class A common stock to certain members of senior management in fiscal 2005 and 2004, respectively. These shares were issued pursuant to the Company’s Restricted Stock Plan. The value of these shares at the grant date is included as a separate component of shareholders’ equity, and the related compensation charge is being recorded over the vesting period. Associates will forfeit all non vested shares upon departure from the Company under most circumstances. As of August 27, 2005, approximately 3 shares were cancelled or forfeited.

On January 4, 2005, shareholders of the Company approved an increase in the number of shares eligible for issuance under the Company’s Restricted Stock Plan of 175 shares and a change in the vesting period to five years (from seven years) for restricted shares granted on or after January 4, 2005. As of August 27, 2005, approximately 65 additional shares remain reserved for future issuance under the Restricted Stock Plan which expires on November 16, 2005.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, two of which are leased from affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2009. At August 27, 2005, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2006	$6,020	$1,736
2007	5,165	1,745
2008	4,263	1,745
2009	2,968	1,747
2010	1,950	1,745
Thereafter	22,872	22,769
Total	$43,238	$31,487

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2005, 2004 and 2003 was approximately $5,487, $5,261 and $5,007, respectively, including approximately $1,734, $1,794 and $1,871, respectively, paid to affiliates. In the opinion of the Company’s management, the leases with affiliates are on terms which approximate fair market value.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of MSC Industrial Direct Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. MSC Industrial Direct Company, Inc.’s internal control system was designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance to MSC Industrial Direct Company, Inc.’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)        provide reasonable assurance that the transactions are being recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

MSC Industrial Direct Company, Inc.’s management assessed the effectiveness of MSC Industrial Direct Company, Inc.’s internal control over financial reporting as of August 27, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, MSC Industrial Direct Company, Inc.’s management concluded that MSC Industrial Direct Company, Inc.’s internal control over financial reporting was effective as of August 27, 2005.

There were no changes in MSC Industrial Direct Company’s, Inc.’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, MSC Industrial Direct Company, Inc.’s internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of MSC Industrial Direct Company, Inc.’s internal control over financial reporting as of August 27, 2005, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MSC Industrial Direct Co., Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MSC Industrial Direct Co., Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 27, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MSC Industrial Direct Co., Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 27, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 27, 2005 and August 28, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2005 and our report dated November 9, 2005 expressed an unqualified opinion.

/s/ Ernst & Young LLP
Melville, NY
November 9, 2005

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the annual meeting of stockholders to be held in January 2006 (the “2005 Proxy Statement”), which is incorporated herein by this reference.

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

ITEM 11.         EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2005 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the 2005 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 33 herein.

a.                 Exhibits

Exhibit No.	Description
*3.01	Certificate of Incorporation of Registrant.
*3.02	By-laws of Registrant.
3.03	Amendment to By-laws of Registrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-110357, as amended).
3.04	Amendment to By-laws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s current report of Form 8-K, filed on October 27, 2005).
*4.01	Specimen Class A Common Stock Certificate.
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

10.03

Amendment No. 2 to the Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).

*10.04	Registrant’s 1995 Stock Option Plan.
10.05

Amendment No. 1 to Registrant’s 1995 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.06

Registrant’s 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).

10.07

Amendment No. 1 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).

10.08

Amendment No. 2 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).

10.09

Amendment No. 3 to Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.10

Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).

10.11

Amendment No. 1 to Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.12

Registrant’s Associate Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).

10.13

Amendment No.1 to Registrant’s Associate Stock Purchase Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

*10.14

Amendment No. 2 to the Registrant’s Associate Stock Purchase Agreement Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).

10.15

Employment Agreement, dated as of June 19, 2000, between the Registrant and Charles Boehlke (incorporated by reference to exhibit 10.06 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November 14, 2000 (File No. 1-14130).

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

10.18	Summary of MSC Industrial Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 117514), as amended).
21.01	List of Subsidiaries.
23.01	Consent of Ernst & Young LLP.
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

Financial Statement Schedules

For the three fiscal years ended August 27, 2005

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
	By:	/s/ DAVID SANDLER
David Sandler
Dated: November 9, 2005		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MITCHELL JACOBSON	Chairman of the Board of Directors	November 9, 2005
Mitchell Jacobson
/s/ DAVID SANDLER	Chief Executive Officer, President and	November 9, 2005
David Sandler	Director
/s/ CHARLES BOEHLKE	Executive Vice President, Chief Financial	November 9, 2005
Charles Boehlke	Officer and Director
/s/ ROGER FRADIN	Director	November 9, 2005
Roger Fradin
/s/ DENIS KELLY	Director	November 9, 2005
Denis Kelly
/s/ RAYMOND LANGTON	Director	November 9, 2005
Raymond Langton
/s/ PHILIP PELLER	Director	November 9, 2005
Philip Peller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 27, 2005 and August 28, 2004, and for each of the three years in the period ended August 27, 2005, and have issued our report thereon dated November 9, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Melville, NY November 9, 2005

S-1

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 30, 2003
Allowance for doubtful accounts(a)	$3,114	$1,579	$—	$2,076	(c)	$2,617
Restructuring and relocation charges(b)	$883	$—	$—	$410		$473
Valuation allowance on deferred tax assets	$3,388	$—	$—	$2		$3,386
Deducted from asset accounts:
For the fiscal year ended August 28, 2004
Allowance for doubtful accounts(a)	$2,617	$1,761	$—	$1,931	(c)	$2,447
Restructuring and relocation charges(b)	$473	$—	$—	$198		$275
Valuation allowance on deferred tax assets	$3,386	$—	$—	$—		$3,386
Deducted from asset accounts:
For the fiscal year ended August 27, 2005
Allowance for doubtful accounts(a)	$2,447	$2,711	$—	$2,611	(c)	$2,547
Restructuring and relocation charges(b)	$275	$—	$—	$275		$—
Valuation allowance on deferred tax assets	$3,386	$—	$—	$—		$3,386

(a)           Included in accounts receivable.

(b)          Included in accrued liabilities.

(c)           Comprised of uncollected accounts charged against the allowance.

S-2