Form 10-Q
period 2005-11-26
MSC INDUSTRIAL DIRECT CO INC
filed 2006-01-05
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                    to

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

As of January 3, 2006, 46,798,823 shares of Class A common stock and 20,086,824 shares of Class B common stock of the registrant were outstanding.

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

•                   work stoppages or other business interruptions (including due to extreme weather conditions) at transportation centers or shipping ports;

•                   the risk of war, terrorism and similar hostilities;

•                   dependence on our information systems;

•                   dependence on key personnel; and

•                   the other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	November 26, 2005	August 27, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,360	$41,020
Available-for-sale securities	4,241	4,254
Accounts receivable, net of allowance for doubtful accounts of $2,805 and $2,547, respectively	135,817	126,501
Inventories	238,303	231,199
Prepaid expenses and other current assets	15,932	18,856
Deferred income taxes	10,879	10,166
Total current assets	495,532	431,996
Available-for-sale securities	23,242	40,224
Property, Plant and Equipment, net	101,776	102,219
Goodwill	63,202	63,202
Other assets	11,594	13,957
Total assets	$695,346	$651,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,417	$36,571
Accrued liabilities	60,311	56,080
Current portion of long-term notes payable	152	151
Total current liabilities	102,880	92,802
Long-term notes payable	792	830
Deferred income tax liabilities	27,373	27,550
Total liabilities	131,045	121,182
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,247,257 and 54,281,413 shares issued, and 46,493,083 and 45,514,011 shares outstanding, respectively	55	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 20,356,394 and 21,006,394 shares issued and outstanding, respectively	20	21
Additional paid-in capital	355,627	351,649
Retained earnings	400,365	376,251
Accumulated other comprehensive loss	(83)	(82)
Class A treasury stock, at cost, 8,754,174, and 8,767,402 shares, respectively	(191,683)	(191,943)
Deferred stock compensation	—	(5,534)
Total shareholders’ equity	564,301	530,416
Total Liabilities and Shareholders’ Equity	$695,346	$651,598

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Net sales	$295,906	$263,328
Cost of goods sold	157,046	144,527
Gross profit	138,860	118,801
Operating expenses	87,336	76,904
Income from operations	51,524	41,897
Other income:
Interest income, net	847	776
Other income (expense), net	93	(71)
Total other income	940	705
Income before provision for income taxes	52,464	42,602
Provision for income taxes	20,529	16,615
Net income	$31,935	$25,987

Per Share Information (Note 1):
Net income per common share:
Basic	$0.48	$0.38
Diluted	$0.47	$0.37

Weighted average shares used in computing net income per common share (Note 1):
Basic	66,376	68,450
Diluted	67,787	70,664

Cash dividends declared per common share	$0.12	$0.10

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Thirteen weeks ended November 26, 2005

(In thousands)

(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock		Deferred
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	at Cost	Compensation	Total
Balance at August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Conversion of Class B common stock for Class A common stock	650	1	(650)	(1)	—	—	—	—	—	—	—
Reclassify deferred stock compensation balance	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Cancellation of restricted common stock	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,380	—	—	—	—	—	2,380
Common stock issued under associate stock purchase plan	—	—	—	—	—	170	—	(13)	260	—	430
Exercise of common stock options, including income tax benefits of $2,484	318	—	—	—	7,132	—	—	—	—	—	7,132
Cash dividends paid	—	—	—	—	—	(7,991)	—	—	—	—	(7,991)

Net income	—	—	—	—	—	31,935	—	—	—	—	31,935
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(1)	—	—	—	(1)

Comprehensive income											31,934

Balance at November 26, 2005	55,247	$55	20,356	$20	$355,627	$400,365	$(83)	8,754	$(191,683)	$—	$564,301

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004

Cash Flows from Operating Activities:
Net income	$31,935	$25,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,140	3,049
Loss on disposal of property, plant and equipment	—	184
Gain on sale of securities	(366)	—
Stock-based compensation	2,380	62
Provision for doubtful accounts	651	643
Deferred income taxes	(890)	(314)
Stock option income tax benefit	—	975
Amortization of bond premiums	80	120
Reclassification of excess tax benefits from stock-based compensation	(1,980)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,967)	(6,514)
Inventories	(7,104)	(4,318)
Prepaid expenses and other current assets	2,924	(2,105)
Other assets	2,363	2,229
Accounts payable and accrued liabilities	12,561	9,514

Total adjustments	3,792	3,525

Net cash provided by operating activities	35,727	29,512

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	70,282	55,208
Purchases of investments in available-for-sale securities	(53,002)	(56,825)
Expenditures for property, plant and equipment	(2,697)	(1,727)

Net cash provided by (used in) investing activities	14,583	(3,344)

Cash Flows from Financing Activities:
Payment of cash dividends	(7,991)	(6,873)
Reclassification of excess tax benefits from stock-based compensation	1,980	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	430	327
Proceeds from exercise of Class A common stock options	4,648	9,484
Repayments of notes payable	(37)	(48)

Net cash (used in) provided by financing activities	(970)	2,890

Net increase in cash and cash equivalents	49,340	29,058
Cash and cash equivalents—beginning of period	41,020	39,517

Cash and cash equivalents—end of period	$90,360	$68,575

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$2,760	$1,123

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen weeks of fiscal 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Net income for EPS Computation	$31,935	$25,987

Basic EPS:
Weighted average Common shares	66,376	68,450

Basic EPS	$0.48	$0.38

Diluted EPS:
Weighted average Common shares	66,376	68,450
Shares issuable from assumed conversion of Common stock equivalents	1,411	2,214
Weighted average Common and Common equivalent shares	67,787	70,664

Diluted EPS	$0.47	$0.37

Employee stock options to purchase approximately 360 shares of Class A common stock were outstanding, but were not included in the computation of diluted earnings per share for the thirteen weeks ended November 26, 2005 because the exercise price exceeded the average market price of common shares for these periods.

Note 2. Stock-Based Compensation

The Company’s stock-based compensation plans include the 1995, 1998 and 2001 stock option plans, the restricted stock plan and the Associate Stock Purchase Plan.  These plans are described in Note 10 in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.  On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”).  The Omnibus Equity Plan will cover 3,000 shares, and will be in lieu of and will replace the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans.  Under the Omnibus Equity Plan, the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, stock awards (unvested stock) and performance awards.

Prior to August 28, 2005, we accounted for these plans under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  On August 28, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”(“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Stock-based compensation expense recognized in the thirteen weeks ended November 26, 2005 includes compensation expense for all share-based payments granted prior to, but not yet vested as of August 28, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to August 28, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant, except in the case of a stock purchase plan where a discount of up to 15% of the market price was allowed before any compensation expense was required to be recognized.  Since all options granted by the Company had exercise prices equal to the market price on the date of grant and the shares purchased through the Associate Stock Purchase Plan were discounted at 15% of the market price, no compensation expense was recognized for stock option grants or Associate Stock Purchase Plan grants prior to August 28, 2005.

In accordance with the provisions of FAS 123R, using the modified prospective transition method (prior periods are not adjusted), stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen weeks ended November 26, 2005 was $2,137.  This expense reduced net income by $1,739 or $0.03 per share, as tax benefits related to this expense were only $398. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current quarter effective tax rate because a significant portion of the options are Incentive Stock Options (“ISO”).  In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

Prior to the adoption of FAS 123R all tax benefits from the exercise of stock options were reported as operating cash flows in our consolidated statements of cash flows. In accordance with FAS 123R, the Company will prospectively record excess tax benefits from the exercise of stock options as cash flows from financing activities.  The total tax benefits for the thirteen weeks ended November 26, 2005, were $2,484 of which $1,980 are excess tax benefits and reported as cash flows from financing activities.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	November 26, 2005	November 27, 2004
Expected life (years)	4.7	5.5
Risk-free interest rate	3.11%	3.6%
Expected Volatility	30.2%	48.7%
Expected Dividend yield	1.20%	1.23%

A summary of the activity of the Company’s stock option plans for the thirteen weeks ended November 26, 2005 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	3,625	$17.80
Granted	360	$37.45
Exercised	(318)	$14.60
Forfeited/Canceled	(5)	$18.43

Outstanding on November 26, 2005	3,662	$20.01	5.55	$72,141

Exercisable on November 26, 2005	2,302	$15.94	4.85	$54,703

The weighted-average grant-date fair value for the thirteen week periods ended November 26, 2005 and November 27, 2004 was $10.28 and $14.14, respectively.   The total intrinsic value of options exercised during the thirteen week periods ended November 26, 2005 and November 27, 2004 was $7,412 and $11,927, respectively.

The following table illustrates the effect on net income and net income per share if, for the thirteen week period ended November 27, 2004, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Thirteen Weeks Ended
November 27, 2004 (a)

Net income, as reported	$25,987
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(627)
Pro forma net income	$25,397

Net income per common share:
Net income per common share, as reported	$0.38
Net income per common share, pro forma	$0.37
Diluted net income per common share, as reported	$0.37
Diluted net income per common share, pro forma	$0.36

(a) The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $1,217 for the thirteen week period ended November 27, 2004. Such tax benefits are not reflected in the net income for the thirteen weeks ended November 26, 2005 because in accordance with FAS 123R, tax benefits for disqualifying dispositions can only be recognized in net income if the compensation expense related to the disqualifying disposition is recorded in net income.  No stock-based compensation expense related to the disqualifying dispositions that occurred in the thirteen week period ended November 26, 2005 was recorded in net income.  Therefore, no tax benefit on the disqualifying dispositions could be recorded.

In accordance with APB 25, the Company did record compensation expense for restricted stock awards based on the fair market value on the date of grant.  The fair value was recorded as deferred compensation in a separate component of shareholders’ equity and expensed over the vesting period.  In accordance with FAS 123R, on August 28, 2005, the deferred compensation balance of $5,534 was reclassified to paid-in-capital.  Stock-based compensation expense recognized for restricted stock awards was $243 and $62 for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.  As of November 26, 2005, all 192 restricted stock awards outstanding are unvested and have a weighted average grant date fair value of $33.39.  The unrecognized compensation cost related to the unvested restricted shares at November 26, 2005 is $5,074 and will be recognized over a weighted-average period of 4.39 years

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are high quality financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at November 26, 2005 were approximately $83.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method.  During the thirteen week period ended November 26, 2005, the Company invested in a short-term income fund.  All holdings were sold prior to November 26, 2005.  Realized gains of $366 from the sale of this investment are included in interest income.

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004

Net income as reported:	$31,935	$25,987
Unrealized losses on available-for-sale securities, net of tax benefit, for the period	(1)	(32)
Comprehensive income	$31,934	$25,955

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

The Company is authorized to repurchase up to 5,000 shares of the Company’s Class A common stock under its stock repurchase plan (the “Plan”).  The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended.  The Company did not repurchase any shares of its Class A common stock during the first thirteen weeks of fiscal 2006, but may make future repurchases based on market conditions.  The Company reissued 13 shares of treasury stock during the first thirteen weeks of fiscal 2006 to fund the Associate Stock Purchase Plan.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of November 26, 2005, there were no shares of preferred stock issued or outstanding.

The Company paid a dividend of $7,991 on November 10, 2005 to shareholders of record at the close of business on November 3, 2005.  On January 3, 2006, the Board of Directors increased the quarterly dividend payable to shareholders to $0.14 per share, and approved a dividend of $0.14 per share payable on January 24, 2006 to shareholders of record at the close of business on January 17, 2006. The dividend payable will result in a payout of approximately $9,364, based on the number of shares outstanding at January 3, 2006.

On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”).  The Omnibus Equity Plan will cover 3,000 shares, and will be in lieu of and will replace the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, certain of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 26, 2005 and November 27, 2004 has been minimal.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, recent changes in accounting for equity-related compensation, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including due to extreme weather conditions) at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on our information systems and on key personnel.  See “Risk Factors” at page 18. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

MSC Industrial Direct Co., Inc. (“MSC”) was formed in October 1995 and has conducted business through its predecessor companies since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the “Operating Subsidiary”), are hereinafter referred to collectively as the “Company.”

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies requirements. We offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from four distribution centers and approximately 91 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues.  Net sales increased 12.4% for the thirteen week period ended November 26, 2005 as compared to the same period in fiscal 2005.  We have been able to gain market share in the national account and government program sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business.  In addition to continuing to increase the number of field sales associates in existing markets, the Company has opened up new branches in the San Diego and Oakland areas with their own field sales force as part of the Company’s west coast expansion strategy.  Sales related to the new branches did not have a significant impact on the Company’s total sales for the thirteen week period ended November 26, 2005.  The Company has increased the number of field sales associates (including those in the new branches) to 546 at November 26, 2005 compared to 475 at November 27, 2004, and expects to continue to increase the sales force to 560 by the end of the second quarter in fiscal 2006.

As a result of increasing prices based on market conditions and passing on most of our vendors’ product price increases and freight surcharges from our independent freight carriers (due to rising energy costs), our gross profit margins have increased to 46.9% for the thirteen week period ended November 26, 2005, compared to 45.1% for the same period in fiscal 2005.

Operating expenses increased as a result of increased sales volume related expenses (primarily payroll related costs and freight expenses, and the recognition of stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”(“FAS 123R”) for the thirteen week period ended November 26, 2005 as compared to the same period in fiscal 2005.  The increase in gross margin and operating leverage from prior investments in our infrastructure enabled the Company to increase operating margins for the thirteen week period ended November 26, 2005 to 17.4%, compared to 15.9% for the same period in fiscal 2005.  We expect operating expenses to continue to increase through the remainder of fiscal 2006 as a result of increased sales volume, increased spending on sales force expansion and increased freight costs due to rising energy costs.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity.  Approximately 72% of our revenues came from sales in the manufacturing sector during the thirteen weeks ended November 26, 2005, including some national account customers.  The ISM was at 58.1% for the month of November 2005 and decreased to 54.2% for the month of December 2005. These levels indicate growth for the industrial economy and based on historical information, has been a good predictor of future sales growth for the Company.  It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow.  We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers.  Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs.  To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations—

Net Sales

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Net Sales	$295,906	$263,328	12.4%

The increase in net sales for the thirteen week period ended November 26, 2005 was primarily the result of an increase in sales to existing customers and the growth of our national accounts and government programs, raising prices on certain stock keeping units (“SKUs”) based on market conditions and to a lesser extent growth of our government sales program. Sales to manufacturing and non-manufacturing sectors grew 11.9% and 13.8%, respectively during the thirteen weeks ended November 26, 2005, as compared to the same period during fiscal 2005.

The primary reasons for the increase in sales to existing customers during the thirteen week period ended November 26, 2005 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy.  Our national account and government programs sales initiative has continued to be successful in fiscal 2006 and contributed strongly to the Company’s total sales growth and the diversification of our customer mix and revenue base. We expect this to continue throughout fiscal 2006. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $271 in the first quarter of fiscal 2006 from $252 in the first quarter of fiscal 2005. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $55.4 million for the thirteen weeks ended November 26, 2005, an increase of 42.4%, compared to the same period in fiscal 2005.  As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

The Company grew the field sales force to 546 associates at November 26, 2005, an increase of approximately 14.9% from sales associate levels of 475 at November 27, 2004, as part of our strategy to acquire new accounts and expand existing accounts across all customer types.  Included in the sales force numbers are the field sales teams for the San Diego and Oakland branches that were opened as part of the Company’s west coast expansion.  Sales related to the branches opened as part of the west coast expansion have not had a significant impact on the Company’s total sales for the thirteen weeks ended November 26, 2005.

We introduced approximately 21,000 new SKUs in our fiscal 2006 catalog and removed approximately 25,000 non-productive SKUs.  We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Gross Profit	$138,860	$118,801	16.9%
Gross Profit Margin	46.9%	45.1%

The increase in gross profit margin for the thirteen week period ended November 26, 2005 is primarily attributable to raising prices on certain SKUs based on market conditions and the Company passing along most vendor and independent freight carrier price increases incurred to our customers, increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with a strong U.S. economy. As our national account and government programs sales continue to grow, the Company will face continued pressures on maintaining this gross profit margin because these customers receive lower pricing due to their higher sales volumes. The Company plans to continue its efforts to buy better in order to maintain current margin levels.  We expect to maintain our gross profit margin at approximately 47% for all of fiscal 2006.  However, if the Company is forced to accept product prices increases from our vendors, which cannot be passed along to our customers, we could see a decrease in gross margin.

Operating Expenses

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Operating Expenses	$87,336	$76,904	13.6%
Percentage of Net Sales	29.5%	29.2%

The increase in operating expenses in dollars for the thirteen week period ended November 26, 2005 as compared to the same period in fiscal 2005 was primarily the result of an increase in payroll and payroll related costs, an increase in freight expense to support increased sales and an increase in stock-based compensation expense.  The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases.  The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our distribution centers and branches to handle increased sales volume.  We expect to increase the field sales force to 560 by the end of our second quarter of fiscal 2006, which will result in increased payroll and payroll related costs.

We experienced an increase in medical benefit costs throughout our previous fiscal year.  However, our medical benefit costs during the thirteen weeks ended November 26, 2005 are in line with the same period in fiscal 2005.  It is uncertain as to whether this trend will continue in fiscal 2006 or if our medical benefit costs will begin to increase as they did in fiscal 2005.

The increase in stock-based compensation is the result of the Company adopting FAS 123R as of the beginning of the current quarter.  As discussed in Note 2 of the Consolidated Financial Statements, prior to adopting FAS 123R the Company was not required to record any compensation expense for stock options since all of our options were granted at the market price. Stock-based compensation expense for the thirteen weeks ended November 26, 2005 for stock options was $2.1 million.  The Company expects the stock-based compensation expense related to stock options for our second quarter of fiscal 2006 to increase operating expenses by $1.9 million and reduce earnings per share by approximately $0.02 per share.

The increase in operating expenses as a percentage of net sales for the thirteen week period ended November 26, 2005, as compared to the same period in fiscal 2005, is primarily the result of the increase in stock-based compensation recorded offset by productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Income from Operations	$51,524	$41,897	23.0%
Percentage of Net Sales	17.4%	15.9%

The increase in dollars for the thirteen week period ended November 26, 2005, as compared to the same period in fiscal 2005, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Interest Income, Net	$847	$776	9.1%

The increase in interest income for the thirteen week period ended November 26, 2005, as compared to the same period in fiscal 2005, is a result of higher interest rates offset by lower average cash and investments balances.  Interest income for the thirteen week period ended November 26, 2005 includes $366,000 of realized gains related to an investment in a short-tem income fund.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$20,529	$16,615	23.6%
Effective Tax Rate	39.1%	39.0%

The effective tax rate for the quarter ended November 26, 2005 was in line with the comparable quarter in fiscal 2005.

Net Income

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	Percentage Change
	(Dollars in thousands)
Net Income	$31,935	$25,987	22.9%
Diluted Earnings Per Share	$0.47	$0.37	27.0%

The factors which affected net income for the thirteen week period ended November 26, 2005 as compared to the same period in fiscal 2005 have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen week period ended November 26, 2005 was impacted by the buy back of Class A common stock in the prior fiscal year which resulted in fewer shares outstanding at November 26, 2005.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities increased to $117.8 million at November 26, 2005 from $85.5 million at the fiscal year ended August 27, 2005. We anticipate cash flows from operations, available cash reserves and available lines of credit will be adequate to support our operations for at least the next twelve months.

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (7.25% at November 26, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

Net cash provided by operating activities for the thirteen week periods ended November 26, 2005 and November 27, 2004 was $35.7 million and $29.5 million, respectively. The increase of $6.2 million in net cash provided from operations resulted primarily from higher net income, lower prepaid expenses and other current assets, offset by higher growth in accounts receivable and inventories.

Net cash provided by investing activities for the thirteen week period ended November 26, 2005 was $14.6 million and the net cash used in investing activities for the thirteen week period ended November 27, 2004 was $3.3 million.  This is primarily the net result of lower investment in available-for-sale securities and higher proceeds during the thirteen week period ended November 26, 2005 compared to the same period in fiscal 2005.

The net cash used in financing activities for the thirteen week period ended November 26, 2005 was $1.0 million and the net cash provided by financing activities for the thirteen week period ended November 27, 2004 was $2.9 million. The change in these amounts are a result of the Company repurchasing shares of Class A common stock, increasing the dividend per share rate and a reduction in the amount of proceeds from stock option exercise activity during the thirteen week period ended November 26, 2005.

The Company reissued approximately 13,000 shares of treasury stock during the first thirteen weeks of fiscal 2006 to fund the Associate Stock Purchase Plan.  The Company did not repurchase any shares of its Class A common stock during the first thirteen weeks of fiscal 2006, but may make future repurchases based on market conditions and other investment criteria.  The Company has adequate reserves to fund such future repurchases.

The Company paid a dividend of approximately $8.0 million on November 10, 2005 to shareholders of record at the close of business on November 3, 2005.  On January 3, 2006, the Board of Directors increased the quarterly dividend payable to shareholders to $0.14 per share, and approved a dividend of $0.14 per share payable on January 24, 2006 to shareholders of record at the close of business on January 17, 2006. The dividend payable will result in a payout of approximately $9.4 million, based on the number of shares outstanding at January 3, 2006.

On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”).  The Omnibus Equity Plan will cover 3,000,000 shares, and will be in lieu of and will replace the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans.

As a result of implementing operational enhancements in distribution centers, we may see an increase in capital expenditures during fiscal 2006.  The Company has adequate resources to fund these plans out of cash, available-for-sale investments and its line of credit.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirteen weeks of fiscal 2006 of approximately $0.4 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of the operations of the Company are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2012. At August 27, 2005, approximate minimum annual rentals on such leases were as follows (in thousands):

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2006	6,020	1,736
2007	5,165	1,745
2008	4,263	1,745
2009	2,968	1,747
2010	1,950	1,745
Thereafter	22,872	22,769
Total	$43,238	$31,487

Since August 27, 2005 there has been no material change in these obligations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

The Company makes estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources.  Actual results may differ from these estimates. The Company’s significant accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 27, 2005.  The accounting policies described below are impacted by the Company’s critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (7.25% at November 26, 2005) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company has a long-term note payable in the amount of approximately $0.9 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania distribution center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 40% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 60% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at November 26, 2005, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points.  Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $186,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $186,000.

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

No change occurred in the Company’s internal controls concerning financial reporting during the first fiscal quarter ended November 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

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

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets, including changes in national and local government budgets. Additionally, although our customer base is diverse, ranging from one-person machine shops to Fortune 1000 companies and large government agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

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

Availability of and Integration of Prospective Acquisitions

Acquisitions have not played a role in our recent growth. From time to time, we may consider and/or pursue selected acquisitions that either could expand or complement our business in new or existing markets. There can be no assurance that we will be able to identify and to acquire acceptable acquisition candidates on terms favorable to us and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on our growth strategy. We are not currently a party to any oral or written acquisition agreement or engaged in any substantive negotiations with respect to any material acquisition candidate.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which accounted for 72% of our revenue for the thirteen week period ended November 26, 2005), and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

The Chairman of our Board of Directors, his sister, certain of their family members and related trusts, collectively own 100% of the outstanding shares of Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval.  In addition, sales of a substantial number of shares of our common stock in the public market could adversely affect the prevailing market price of our Class A common stock.

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of November 26, 2005 there were 46,493,083 shares of Class A common stock outstanding. In addition, 3,662,217 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. Options to purchase an additional 3,507,427 shares of Class A common stock were unissued under the Company’s 1995 Stock Option Plan, 1998 Stock Option Plan and 2001 Stock Option Plan. An additional 64,567 shares may be granted under the 1995 Restricted Stock Plan, and approximately 301,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.  On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved, an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”).  The Omnibus Equity Plan will cover 3,000,000 shares, and will be in lieu of and will replace the unissued shares covered under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of November 26, 2005, there were 20,356,394 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 6. Exhibits

Exhibits:

10.1	Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and David Sandler dated as of December 27, 2005
10.2	Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Charles A. Boehlke, Jr. dated as of December 27, 2005
10.3	Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and James Schroeder dated as of December 27, 2005
10.4	Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Shelley Boxer dated as of December 27, 2005
10.5	Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Eccleston dated as of December 27, 2005
10.6	Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Cox dated as of December 27, 2005
10.7	Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Erik David Gershwind dated as of December 27, 2005
10.8	Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Eileen McGuire dated as of December 27, 2005
10.9	Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Douglas E. Jones dated as of December 27, 2005
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: January 3, 2006	By:	/s/ DAVID SANDLER
President and Chief Executive Officer

Dated: January 3, 2006	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer