Form 10-Q
period 2006-02-25
MSC INDUSTRIAL DIRECT CO INC
filed 2006-04-06
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Website: www.mscdirect.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of April 4, 2006, 47,187,569 shares of Class A common stock and 20,086,824 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading “Risk Factors”. Factors that may cause these differences include, but are not limited to:

•                   the Company’s ability to timely and efficiently integrate the J&L business and realize the anticipated synergies from the transaction;

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

Internet Address

The Company’s Internet address is http://www.mscdirect.com. We make available on or through our investor relations page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	February 25, 2006	August 27, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$95,831	$41,020
Available-for-sale securities	6,378	4,254
Accounts receivable, net of allowance for doubtful accounts of $3,122 and $2,547, respectively	146,158	126,501
Inventories	241,705	231,199
Prepaid expenses and other current assets	16,527	18,856
Deferred income taxes	11,786	10,166
Total current assets	518,385	431,996
Available-for-sale securities	19,769	40,224
Property, Plant and Equipment, net	103,980	102,219
Goodwill	63,202	63,202
Other assets	9,659	13,957
Total assets	$714,995	$651,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,943	$36,571
Accrued liabilities	44,644	56,080
Current portion of long-term notes payable	153	151
Total current liabilities	89,740	92,802
Long-term notes payable	752	830
Deferred income tax liabilities	27,196	27,550
Total liabilities	117,688	121,182
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,863,143 and 54,281,413 shares issued, and 47,133,381 and 45,514,011 shares outstanding, respectively	56	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 20,086,824 and 21,006,394 shares issued and outstanding, respectively	20	21
Additional paid-in capital	363,892	351,649
Retained earnings	424,607	376,251
Accumulated other comprehensive loss	(65)	(82)
Class A treasury stock, at cost, 8,729,762, and 8,767,402 shares, respectively	(191,203)	(191,943)
Deferred stock compensation	—	(5,534)
Total shareholders’ equity	597,307	530,416
Total Liabilities and Shareholders’ Equity	$714,995	$651,598

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$305,927	$271,365	$601,833	$534,693
Cost of goods sold	160,487	146,503	317,533	291,030
Gross profit	145,440	124,862	284,300	243,663
Operating expenses	91,358	80,963	178,694	157,867
Income from operations	54,082	43,899	105,606	85,796

Other income:
Interest income, net	1,074	962	1,921	1,738
Other income, net	58	88	151	17
Total other income	1,132	1,050	2,072	1,755
Income before provision for income taxes	55,214	44,949	107,678	87,551
Provision for income taxes	21,885	17,530	42,414	34,145
Net income	$33,329	$27,419	$65,264	$53,406

Per Share Information (Note 1):
Net income per common share:
Basic	$0.50	$0.40	$0.98	$0.78
Diluted	$0.49	$0.39	$0.96	$0.75

Weighted average shares used in computing net income per common share (Note 1):
Basic	66,773	68,997	66,571	68,693
Diluted	68,327	71,103	68,054	70,853

Cash dividend paid per common share	$0.14	$0.10	$0.26	$0.20

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Twenty-Six weeks ended February 25, 2006

(In thousands)

(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock		Deferred
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	at Cost	Compensation	Total
Balance at August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Exchange of Class B common stock for Class A common stock	919	1	(919)	(1)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,670	544	1	—	—	12,737	—	—	—	—	—	12,738
Common stock issued under associate stock purchase plan	—	—	—	—	—	482	—	(37)	740	—	1,222
Reclassification of restricted stock	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Grant of restricted stock net of cancellations	119	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	833	—	—	—	—	—	833
Share based payment expense	—	—	—	—	4,207	—	—	—	—	—	4,207
Cash dividends paid	—	—	—	—	—	(17,390)	—	—	—	—	(17,390)

Net income	—	—	—	—	—	65,264	—	—	—	—	65,264
Unrealized gain on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	17	—	—	—	17

Comprehensive income											65,281

Balance at February 25, 2006	55,863	$56	20,087	$20	$363,892	$424,607	$(65)	8,730	$(191,203)	$—	$597,307

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005

Cash Flows from Operating Activities:
Net income	$65,264	$53,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,272	6,056
Loss on disposal of property, plant and equipment	—	189
Gain on sale of securities	(858)	—
Stock-based compensation	5,040	264
Provision for doubtful accounts	1,320	1,444
Deferred income taxes	(1,974)	(683)
Stock option income tax benefit	—	5,421
Amortization of bond premiums	146	251
Reclassification of excess tax benefits from stock-based compensation	(4,081)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,977)	(17,858)
Inventories	(10,506)	(11,632)
Prepaid expenses and other current assets	2,329	(43)
Other assets	4,298	4,326
Accounts payable and accrued liabilities	1,606	(6,207)

Total adjustments	(17,385)	(18,472)

Net cash provided by operating activities	47,879	34,934

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	138,068	72,290
Purchases of investments in available-for-sale securities	(119,008)	(77,080)
Expenditures for property, plant and equipment	(8,033)	(5,876)

Net cash provided by (used in) investing activities	11,027	(10,666)

Cash Flows from Financing Activities:
Payment of cash dividends	(17,390)	(13,801)
Purchase of treasury stock	—	(11,053)
Reclassification of excess tax benefits from stock-based compensation	4,081	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,222	961
Proceeds from exercise of Class A common stock options	8,068	13,380
Repayments of notes payable	(76)	(84)

Net cash used in financing activities	(4,095)	(10,597)

Net increase in cash and cash equivalents	54,811	13,671
Cash and cash equivalents—beginning of period	41,020	39,517

Cash and cash equivalents—end of period	$95,831	$53,188

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$40,073	$27,741

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the twenty-six weeks of fiscal 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income for EPS Computation	$33,329	$27,419	$65,264	$53,406

Basic EPS:
Weighted average Common shares	66,773	68,997	66,571	68,693

Basic EPS	$0.50	$0.40	$0.98	$0.78

Diluted EPS:
Weighted average Common shares	66,773	68,997	66,571	68,693
Shares issuable from assumed conversion of Common stock equivalents	1,554	2,106	1,483	2,160
Weighted average Common and Common equivalent shares	68,327	71,103	68,054	70,853

Diluted EPS	$0.49	$0.39	$0.96	$0.75

Note 2. Stock-Based Compensation

As of August 27, 2005, the Company’s stock-based compensation plans included the 1995, 1998 and 2001 Stock Option Plans, the 1995 Restricted Stock Plan and the Associate Stock Purchase Plan. These plans are described in Note 10 in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005. On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”). The Omnibus Equity Plan covers 3,000 shares, and is in lieu of and replaces the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans. Under the Omnibus Equity Plan, the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, stock awards (restricted stock) and performance awards.

Prior to August 28, 2005, we accounted for these plans under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). On August 28, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”(“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Stock-based compensation expense recognized in the twenty-six weeks ended February 25, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of August 28, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to August 28, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

In accordance with the provisions of FAS 123R, using the modified-prospective transition method (prior periods are not adjusted), stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen and twenty-six week periods ended February 25, 2006 was $2,070 and $4,207, respectively. Tax benefits related to this expense were $447 and $845 for the thirteen and twenty-six week periods ended February 25, 2006, respectively; resulting in a reduction in net income of $1,623 ($0.02 per share) and $3,362 ($0.05 per share) for the thirteen and twenty-six week periods ended February 25, 2006, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a significant portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

Prior to the adoption of FAS 123R all tax benefits from the exercise of stock options were reported as operating cash flows in our consolidated statements of cash flows. In accordance with FAS 123R, the Company will prospectively record excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for the twenty-six weeks ended February 25, 2006, were $4,670 of which $4,081 are excess tax benefits and reported as cash flows from financing activities.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	February 25, 2006	February 26, 2005
Expected life (years)	4.7	5.5
Risk-free interest rate	3.11%	3.6%
Expected Volatility	30.2%	48.7%
Expected Dividend yield	1.20%	1.23%

A summary of the activity of the Company’s stock option plans for the twenty-six weeks ended February 25, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	3,625	$17.80
Granted	380	$37.60
Exercised	(544)	$14.83
Forfeited/Canceled	(34)	$23.94

Outstanding on February 25, 2006	3,427	$20.41	5.40	$94,139

Exercisable on February 25, 2006	2,096	$16.18	4.71	$66,431

The weighted-average grant-date fair value for the twenty-six week periods ended February 25, 2006 and February 26, 2005 was $10.46 and $14.34, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended February 25, 2006 and February 26, 2005 was $13,699 and $17,250, respectively. The unrecognized share based compensation cost related to stock option expense at February 25, 2006 is $11,832 and will be recognized over a weighted average of 2.53 years.

The following table illustrates the effect on net income and net income per share if, for the thirteen and twenty-six week periods ended February 26, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	February 26, 2005	February 26, 2005
	(a)	(a)
Net income, as reported	$27,419	$53,406
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	161
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,116)	(1,744)
Pro forma net income	$26,427	$51,823

Net income per common share:
Net income per common share, as reported	$0.40	$0.78
Net income per common share, pro forma	$0.38	$0.75
Diluted net income per common share, as reported	$0.39	$0.75
Diluted net income per common share, pro forma	$0.37	$0.73

(a) The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $778 and $1,995 for the thirteen and twenty-six week periods ended February 26, 2005. Such tax benefits are not reflected in the net income for the twenty-six weeks ended February 25, 2006 because in accordance with FAS 123R, tax benefits for disqualifying dispositions can only be recognized in net income if the compensation expense related to the disqualifying disposition is recorded in net income. No stock-based compensation expense related to the disqualifying dispositions that occurred in the twenty-six week period ended February 25, 2006 was recorded in net income. Therefore, no tax benefit on the disqualifying dispositions could be recorded.

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

Stock-based compensation expense recognized for restricted stock awards was $590 and $202 for the thirteen week periods ended February 25, 2006 and February 26, 2005, respectively; and $833 and $264 for the twenty-six week periods ended February 25, 2006 and February 26, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at February 25, 2006 is $8,448 and will be recognized over a weighted-average period of 4.41 years.

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the twenty-six weeks ended February 25, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 27, 2005	194	$33.40
Granted	124	42.86
Vested	—	—
Forfeited/Canceled	(5)	36.66

Outstanding on February 25, 2006	313	$37.10

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are major financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at February 25, 2006 were approximately $65.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method. During the twenty-six week period ended February 25, 2006, the Company invested in a short-term income fund. All holdings were sold prior to February 25, 2006. Realized gains of $858 from the sale of this investment are included in interest income.

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005

Net income as reported:	$33,329	$27,419	$65,264	$53,406
Unrealized gains (losses) on available-for-sale securities, net of tax benefit, for the period	18	(32)	17	(64)
Comprehensive income	$33,347	$27,387	$65,281	$53,342

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

The Company is authorized to repurchase up to 5,000 shares of the Company’s Class A common stock under its stock repurchase plan (the “Plan”). The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its Class A common stock during the first twenty-six weeks of fiscal 2006, but may make future repurchases based on market conditions. The Company reissued 37 shares of treasury stock during the first half of fiscal 2006 to fund the Associate Stock Purchase Plan.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of February 25, 2006, there were no shares of preferred stock issued or outstanding.

The Company paid a dividend of $9,399 on January 24, 2006 to shareholders of record at the close of business on January 17, 2006. On March 24, 2006, the Board of Directors approved a dividend of $0.14 per share payable on April 18, 2006 to shareholders of record at the close of business on April 7, 2006. The dividend will result in a payout of approximately $9,400, based on the number of shares outstanding at April 4, 2006.

On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”). The Omnibus Equity Plan covers 3,000 shares, and is in lieu of and replaces the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans. On January 10, 2006, the Company awarded 124 restricted shares to management.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, certain of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 25, 2006 and February 26, 2005 has been minimal.

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

Note 8. Subsequent Event

On March 15, 2006, the Company and its wholly-owned subsidiary, MSC Acquisition Corp. VI, a New York corporation (the “Acquisition Sub”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kennametal Inc., a Pennsylvania corporation (“Kennametal”) and JLK Direct Distribution, Inc., a Pennsylvania corporation and a wholly-owned subsidiary of Kennametal (the “Seller”), pursuant to which the Acquisition Sub agreed to purchase 100% of the outstanding equity of J&L America, Inc. DBA as J&L Industrial Supply (“J&L”) from the Seller. The Company has guaranteed Acquisition Sub’s obligations under the Agreement. The transaction, which is currently expected to close during the second calendar quarter of 2006, is subject to certain regulatory approvals, the delivery of certain audited and reviewed financial statements of J&L with respect to prior periods, as well as other customary closing conditions.

Subject to certain pre closing and post closing purchase price adjustments, Acquisition Sub will purchase 100% of the outstanding equity of J&L for $349.5 million. The acquisition is anticipated to be financed using available cash and borrowings under an anticipated new credit facility.

In connection with the consummation of the acquisition, Kennametal, J&L and the Company will enter into certain business arrangements, including a) a distributor agreement under which the Company and J&L will receive an exclusive five-year national level distribution arrangement for Kennametal branded products (within the US), a non-exclusive distributorship in the US for other products and a non-exclusive distributorship for Kennametal branded and other products in the UK; b) a trademark license agreement which grants an exclusive, royalty-free, right and license in perpetuity to the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; c) a private label agreement under which Kennametal will manufacture and supply to the Company certain products under the HERTEL trademark, d) certain noncompetition arrangements and e) an administrative services agreement relating to, among other things, data support services.

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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, our ability to timely and efficiently integrate the J&L business and realize the anticipated synergies from the transaction, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, recent changes in accounting for equity-related compensation, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including due to extreme weather conditions) at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on our information systems and on key personnel. See “Risk Factors” at page 18. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

MSC Industrial Direct Co., Inc. (“MSC”) was formed in October 1995 and has conducted business through its predecessor companies since 1941. MSC and its subsidiaries, including Sid Tool Co., Inc. (the “Operating Subsidiary”), are hereinafter referred to collectively as the “Company.”

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies requirements. We offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from four customer fulfillment centers (previously reported as distribution centers) and approximately 91 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues. Net sales increased 12.7% and 12.6%, for the thirteen and twenty-six week periods ended February 25, 2006, respectively as compared to the same periods in fiscal 2005. We have been able to gain market share in the national account and government program (the “large account customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to continuing to increase the number of field sales associates in existing markets, the Company has opened up new branches in the San Diego and Oakland areas with their own field sales force as part of the Company’s west coast expansion strategy. Sales related to the new branches did not have a significant impact on the Company’s total sales for the thirteen and twenty-six week periods ended February 25, 2006. The Company has increased the number of field sales associates (including those in the new branches) to 561 at February 25, 2006 compared to 485 at February 26, 2005, and expects to maintain the current number of sales associates through the third quarter of fiscal 2006.

As a result of increasing prices based on market conditions, our gross profit margins have increased to 47.5% and 47.2%, respectively, for the thirteen and twenty-six week periods ended February 25, 2006, as compared to 46.0% and 45.6% for the same periods in fiscal 2005.

Operating expenses increased as a result of increased sales volume related expenses (primarily payroll related costs and freight expenses), and the recognition of stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”(“FAS 123R”) for the thirteen and twenty-six week periods ended February 25, 2006 as compared to the same periods in fiscal 2005. The increase in gross margin and operating leverage from prior investments in our infrastructure enabled the Company to increase operating margins for the thirteen and twenty-six week periods ended February 25, 2006 to 17.7% and 17.5%, respectively as compared to 16.2% and 16.0% for the same periods in fiscal 2005. We expect operating expenses to continue to increase through the remainder of fiscal 2006 as a result of increased sales volume, increased spending on sales force expansion and increased freight costs due to rising energy costs.

On March 15, 2006, we signed a definitive agreement to acquire, through our wholly owned subsidiary MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc. DBA as J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc. for $349.5 million subject to certain pre closing and post closing purchase price adjustments. The acquisition is expected to close during the second calendar quarter of 2006, subject to certain regulatory approvals, the delivery of certain audited and reviewed financial statements of J&L with respect to prior periods, as well as other customary closing conditions, and will be financed using available cash and borrowings under an anticipated new credit facility.

In connection with the consummation of the acquisition, Kennametal, J&L and the Company will enter into certain business arrangements, including a) a distributor agreement under which we and J&L will receive an exclusive five year national level distribution arrangement for Kennametal branded products (within the US), a non-exclusive distributorship in the US for other products and a non-exclusive distributorship for Kennametal branded and other products in the UK; b) a trademark license agreement which grants an exclusive, royalty-free, right and license in perpetuity to the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; c) a private label agreement under which Kennametal will manufacture and supply to us certain products under the HERTEL trademark, d) certain noncompetition arrangements and e) an administrative services agreement relating to, among other things, data support services.

The acquisition is not expected to have a material impact on our fiscal 2006 results, and is expected to be neutral to our earnings per share through most of fiscal 2007, becoming additive to earnings towards the end of fiscal 2007. The acquisition is expected to be additive to earnings in fiscal 2008 and beyond as synergies are realized.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 72% of our revenues came from sales in the manufacturing sector during the twenty-six weeks ended February 25, 2006, including some large account customers. The ISM has continued to be above 50.0% for all of fiscal 2006 and is currently at 55.2% for the month of March 2006. These levels indicate growth for the industrial economy and based on historical information, has been a good predictor of future sales growth for the Company. It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations—

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Net sales	$305,927	$271,365	12.7%	$601,833	$534,693	12.6%

Net Sales grew 12.7% and 12.6% for the thirteen and twenty-six week periods ended February 25, 2006, respectively as compared to the comparable periods in the prior fiscal year. Of these amounts, we estimate approximately 40% of the net sales growth is attributable to the growth of our large account customer programs, and approximately 40% of the growth was attributable to our increase in prices on certain stock keeping units (“SKUs”) based on market conditions in accordance with our pricing strategy. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts. Sales to manufacturing and non-manufacturing sectors grew 12.3% and 13.9%, respectively during the thirteen weeks ended February 25, 2006, and 12.1% and 13.8% for the twenty-six weeks ended February 25, 2006, as compared to the same periods during fiscal 2005.

Our growth in the large account customer programs has allowed us to diversify our customer mix and revenue base. As a result of this diversification (these customers tend to order larger amounts) and the strong U.S. economy our average order size has increased to approximately $271 in the second quarter of fiscal 2006 from $251 in the second quarter of fiscal 2005. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $59.2 million for the thirteen weeks ended February 25, 2006 and $114.5 million for the twenty-six weeks ended February 25, 2006, an increase of 31.0% and 36.2% respectively, compared to the same periods in fiscal 2005. As our large account customer programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on our large account customer business.

The primary reasons for the increase in sales to large account customers as well as new and existing core customers during the thirteen and twenty-six week periods ended February 25, 2006 are a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy. The Company grew the field sales force to 561 associates at February 25, 2006, an increase of approximately 15.7% from sales associate levels of 485 at February 26, 2005, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers are the field sales teams for the San Diego and Oakland branches that were opened as part of the Company’s west coast expansion. Sales related to the branches opened as part of the west coast expansion have not had a significant impact on the Company’s total sales for the thirteen and twenty-six weeks ended February 25, 2006.

We introduced approximately 21,000 new SKUs in our fiscal 2006 catalog and removed approximately 25,000 non-productive SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Gross Profit	$145,440	$124,862	16.5%	$284,300	$243,663	16.7%
Gross Profit Margin	47.5%	46.0%		47.2%	45.6%

Substantially all of the increase in gross margin percentage for the thirteen and twenty six week periods ended Feburary 25, 2006 as compared to the comparable period in fiscal 2005 are a result of our price increases on certain SKUs based on market conditions net of increases in the cost of goods purchased. The increases in costs of goods purchased are raising the cost basis of our inventory as we replace lower cost items that were sold with higher cost purchases. Consequently, our gross margin may decline over the next two quarters but should approximate 47% for the balance of fiscal 2006. However, if the Company is forced to accept product price increases from our vendors, which cannot be passed along to our customers, we could see a decrease in this gross margin percentage.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Operating Expenses	$91,358	$80,963	12.8%	$178,694	$157,867	13.2%
Percentage of Net Sales	29.9%	29.8%		29.7%	29.5%

The increase in operating expenses in dollars for the thirteen and twenty-six week periods ended February 25, 2006 as compared to the same periods in fiscal 2005 was primarily the result of an increase in payroll and payroll related costs, an increase in freight expense to support increased sales and an increase in stock-based compensation expense. The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to maintain the current number of sales associates through the third quarter of fiscal 2006.

We experienced an increase in medical benefit costs throughout our previous fiscal year. However, our medical benefit costs during the thirteen and twenty-six week periods ended February 25, 2006 have decreased as compared to the comparable periods in fiscal 2005. The reduction in medical benefit costs is due to fewer claims submitted as well as a decrease in the dollar value of claims submitted during the thirteen week period ended February 25, 2006 compared to the comparable period in the prior year. It is uncertain as to whether this trend will continue in fiscal 2006 or if our medical benefit costs will begin to increase as they did in fiscal 2005.

The increase in stock-based compensation is the result of the Company adopting FAS 123R as of the beginning of fiscal 2006. As discussed in Note 2 of the Consolidated Financial Statements, prior to adopting FAS 123R the Company was not required to record any compensation expense for stock options since all of our options were granted at the market price. Stock-based compensation expense for stock options for the thirteen and twenty-six week periods ended February 25, 2006 was $2.1 million and $4.2 million, respectively. This charge resulted in a reduction to earnings per share of $0.02 and $0.05 for the thirteen and twenty-six week periods ended February 25, 2006, respectively. The Company expects the stock-based compensation expense related to stock options for our third quarter of fiscal 2006 to increase operating expenses by approximately $1.8 million and reduce earnings per share by approximately $0.02 per share.  The unrecognized share based compensation cost related to stock option expense at February 25, 2006 is $11,832 and will be recognized over a weighted average of 2.53 years.

During the thirteen week period ended February 25, 2006, the Company incurred a charge of $1.0 million related to a severance agreement in connection with the resignation of an officer of the Company. The amount will be paid in installments over a two-year period in accordance with the terms of the severance agreement.

The increase in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 25, 2006, as compared to the same periods in fiscal 2005, is primarily the result of the increase in stock-based compensation recorded offset by productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Income from Operations	$54,082	$43,899	23.2%	$105,606	$85,796	23.1%
Percentage of Net Sales	17.7%	16.2%		17.5%	16.0%

The increase in dollars for the thirteen and twenty-six week periods ended February 25, 2006, as compared to the same periods in fiscal 2005, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Interest Income, net	$1,074	$962	11.6%	$1,921	$1,738	10.5%

The increase in interest income for the thirteen and twenty-six week periods ended February 25, 2006, as compared to the same periods in fiscal 2005, is a result of higher interest rates partially offset by lower average cash and investments balances. Interest income for the thirteen and twenty-six week periods ended February 25, 2006 includes $858,000 of realized gains related to an investment in a short-tem income fund.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Provision for Income Taxes	$21,885	$17,530	24.8%	$42,414	$34,145	24.2%

The effective tax rate for the thirteen and twenty-six week periods ended February 25, 2006, are in line with the comparable periods in fiscal 2005.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2006	February 26, 2005	Percentage Change	February 25, 2006	February 26, 2005	Percentage Change

Net Income	$33,329	$27,419	21.6%	$65,264	$53,406	22.2%
Diluted Earnings Per Share	$0.49	$0.39	26.5%	$0.96	$0.75	28.0%

The factors which affected net income for the thirteen and twenty-six week periods ended February 25, 2006 as compared to the same periods in fiscal 2005 have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and twenty-six week periods ended February 25, 2006 was impacted by the buy back of Class A common stock in the prior fiscal year which resulted in fewer shares outstanding at February 25, 2006.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities is $122.0 million at February 25, 2006, an increase from $85.5 million at the fiscal year ended August 27, 2005 and a decrease from $201.5 at February 26, 2005.

On March 15, 2006, we signed a definitive agreement to acquire, through our wholly owned subsidiary MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc. DBA as J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc. for $349.5 million subject to certain pre closing and post closing purchase price adjustments. The acquisition is expected to close during the second calendar quarter of 2006, subject to certain regulatory approvals, the delivery of certain audited and reviewed financial statements of J&L with respect to prior periods, as well as other customary closing conditions, and will be financed using available cash and borrowings under an anticipated new credit facility. We expect that we will initially borrow between $225 million and $250 million to fund the transaction and to provide additional borrowing capacity. The new credit facility will replace our current uncommitted $30 million line of credit. We anticipate cash available from this anticipated new credit facility along with cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (7.50% at February 25, 2006) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.  This facility will be terminated when the new credit facility described above is executed.

Net cash provided by operating activities for the twenty-six week periods ended February 25, 2006 and February 26, 2005 was $47.9 million and $34.9 million, respectively. The increase of $13.0 million in net cash provided from operations resulted primarily from higher net income and reductions in prepaid expenses offset by higher growth in accounts receivable during the twenty-six week period ended February 25, 2006 compared to the same period in fiscal 2005.

Net cash provided by investing activities for the twenty-six week periods ended February 25, 2006 was $11.0 million and the net cash used in investing activities for the twenty-six week periods ended February 26, 2005 was $10.7 million. The change in these amounts is primarily the result of a decrease in investments in available-for-sale securities during the twenty-six week period ended February 25, 2006 compared to the same period in fiscal 2005.

The net cash used in financing activities for the twenty-six week periods ended February 25, 2006 and February 26, 2005 was $4.1 million and $10.6 million, respectively. The reduction in the cash used in financing activities is primarily the result of the Company not repurchasing shares of Class A common stock in the fiscal 2006 period ($104,759 of Class A common stock was repurchased in the fiscal 2005 period) and the reclassification of excess tax benefits from stock-based compensation, offset by increased dividend payments and a reduction in the amount of proceeds from stock option exercise activity during the twenty-six week period ended February 25, 2006 compared to the same period in fiscal 2005.

The Company reissued approximately 37,000 shares of treasury stock during the first twenty-six weeks of fiscal 2006 to fund the Associate Stock Purchase Plan. The Company did not repurchase any shares of its Class A common stock during the first twenty-six weeks of fiscal 2006, but may make future repurchases based on market conditions and other investment criteria. The Company has adequate reserves to fund such future repurchases.

The Company paid a dividend of $9.4 million on January 24, 2006 to shareholders of record at the close of business on January 17, 2006. On March 24, 2006, the Board of Directors approved a dividend of $0.14 per share payable on April 18, 2006 to shareholders of record at the close of business on April 7, 2006. The dividend will result in a payout of approximately $9.4 million, based on the number of shares outstanding at April 4, 2006.

On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”). The Omnibus Equity Plan covers 3,000,000 shares, and is in lieu of and replaces the unissued shares that were covered under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans. On January 10, 2006, the Company awarded approximately 124,000 restricted shares to management.

As a result of implementing operational enhancements in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2006. The Company has adequate resources to fund these plans out of cash, available-for-sale investments and its line of credit.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first twenty-six weeks of fiscal 2006 of approximately $0.9 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has obtained an uncommitted $30.0 million line of credit, up to $5.0 million of which can be used for letters of credit, with a large financial institution (the “Lender”). The Company can draw funds on this line subject to future due diligence and negotiation with the Lender; because the line of credit is uncommitted, there is no assurance the Lender will advance funds if and when requested. Borrowings will bear interest at rates mutually agreed to when a borrowing request is made. The Company expects borrowings to bear interest at the bank’s base prime rate in effect (7.50% at February 25, 2006) or, at the Company’s option, 0.75% above the reserve adjusted LIBOR rates for loans with interest periods of thirty, sixty or ninety days. There are no covenants associated with this line of credit and no funds have been drawn down to date.

The Company has a long-term note payable in the amount of approximately $0.9 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment centers is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 46% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 54% of the investment portfolio is comprised of fixed interest rate debt securities.

For the fixed interest rate debt securities, a rise in interest rates could have an adverse impact on the fair value of these securities, whereas, a decrease in interest rates could have a favorable impact on the fair value of these securities. To estimate the impact of a potential change in interest rates on the valuation of the fixed rate debt securities held at February 25, 2006, a modeling technique was used that assumes that market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 150 basis points. Based on this modeling technique, an increase in interest rates of 150 basis points would reduce the estimated valuation of these securities by approximately $136,000. Conversely, a decrease in interest rates of 150 basis points would increase the estimated valuation by approximately $136,000.

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

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in the Company’s internal controls concerning financial reporting during the second fiscal quarter ended February 25, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Our ability to timely and efficiently integrate the J&L business and realize the anticipated synergies from the transaction will have a significant effect on our future operations.

On March 15, 2006, we signed a definitive agreement to acquire, through our wholly owned subsidiary MSC Acquisition Corp. VI, all of the outstanding stock of J&L America, Inc. DBA as J&L Industrial Supply (“J&L”), a subsidiary of Kennametal Inc. for $349.5 million (subject to certain pre-closing and post-closing purchase price adjustments). The acquisition is expected to close during the second calendar quarter of 2006, subject to certain regulatory approvals, the delivery of certain audited and reviewed financial statements of J&L with respect to prior periods, as well as other customary closing conditions, and will be financed using available cash and borrowings under an anticipated new credit facility. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the anticipated facility.)

If the conditions to closing are satisfied and the acquisition is consummated, our future results of operation will be significantly influenced by the operations of J&L, and we will be subject to a number of risks and uncertainties, including the following:

•                  We will face a number of significant challenges in integrating the technologies, operations, and personnel of J&L in a timely and efficient manner, and our failure to do so effectively could have a material, adverse effect on our business and operating results.

•                  We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, or do so in the time we anticipate and our failure to achieve these strategic objectives or to do so in a timely manner could have a material, adverse effect on our revenues, expenses, and operating results.

•                  Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. We may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with integrating the operations of two companies. In addition, we will record additional operating expenses associated with the amortization of other intangible assets. These costs could adversely affect our future liquidity and operating results.

•                  Both companies have the U.S. Government and civilian and military agencies of the U.S. Government as significant customers. We face risks associated with integrating the contracting activities of the expanded company, and there can be no assurance that the U.S. Government will maintain existing, or enter into any new contracts with the expanded company. It is possible that, as a result of the acquisition, our customers may delay or defer contracting decisions, which could have a material adverse effect on our business.

•                  As a result of the acquisition, we expect to incur significant levels of debt in the range of $225 to $250 million. In addition we will be subject to various operating and financial covenants under the new loan facility; our failure to comply with these covenants could result in the lender declaring a default and accelerating repayment of the indebtedness. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.

•                  As a result of the acquisition, we may become a larger, more geographically dispersed and complex organization, and if our management is unable to effectively manage the expanded company after the acquisition, our operating results will suffer.

•                  The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and may increase the risks of achieving timely compliance.

•                  Achieving the benefits of the acquisition will depend on many factors, including the successful and timely integration of the operations of the two companies following the completion of the acquisition. These integration efforts may be difficult and time consuming. Integration efforts between the two companies will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on the Company’s ability to maintain its past growth performance levels.

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

                                                From time to time, since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. The Company plans to continue its efforts to buy better in order to maintain current margin levels. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix, including increased sales to our large account customer programs, could cause our gross margin percentage to fluctuate or decline from time to time in the future.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of Financial Accounting Standards No. 123, as amended, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. FAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and to record such expense in our consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted FAS 123R at the beginning of our first quarter in fiscal 2006, and is applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. However, we expect that the impact to diluted earnings per share will be greater in fiscal 2006 than that of fiscal 2005 and fiscal 2004 pro-forma note presentation in the notes to the financial statements. This is primarily the result of a reduction in the expected tax benefits related to disqualifying dispositions. We estimate that stock-based compensation expense for stock options, net of related tax benefits, will account for approximately $0.09 in dilution in earnings per share for fiscal 2006.

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

Customer Fulfillment Centers Expansions

In the future, as part of our long term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration and may make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, new customer fulfillment centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center. Additionally, until sales volumes mature at new customer fulfillment centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new customer fulfillment centers could have a material adverse effect on our geographic expansion and may impact results of operations.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which accounted for 72% of our revenue in fiscal 2005 and for the twenty-six weeks ended February 25, 2006), and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of February 25, 2006 there were 47,133,381 shares of Class A common stock outstanding. In addition, 3,427,072 options to purchase shares of Class A common stock granted under the Company’s stock option plans and the Omnibus Equity Plan remain outstanding As of February 25, 2006, options to purchase an additional 2,855,714 shares of Class A common stock were unissued under the Company’s Omnibus Equity Plan. Approximately 276,000 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan. On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved, an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”). The Omnibus Equity Plan will cover 3,000,000 shares, and will be in lieu of and will replace the unissued shares covered under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of February 25, 2006, there were 20,086,824 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

Item 4. Submission of Matters to a Vote of Security Holders

On January 3, 2006, the Company held its 2006 Annual Meeting of Shareholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

1.                                       To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	243,676,679	1,743,776
David Sandler	244,270,522	1,149,928
Charles Boehlke	243,512,995	1,907,460
Roger Fradin	221,551,064	23,869,391
Denis Kelly	245,061,556	358,899
Raymond Langton	245,224,659	195,796
Philip Peller	245,225,179	195,276

2.                                       To approve the adoption of the Company’s 2005 Omnibus Equity Plan.

For	Against	Abstain	Broker Non-Votes
238,808,656	3,816,711	15,580	2,779,508

3.                                       To ratify Ernst & Young, LLP as the Company’s independent registered public accounting firm for fiscal year 2006.

For	Against	Abstain	Broker Non-Votes
244,513,076	903,955	3,424	—

Item 6. Exhibits

Exhibits:

10.1	Severance Agreement dated as of March 16, 2006 by and between Ross Anker and MSC Industrial Direct Co., Inc.
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: April 4, 2006	By:	/s/ DAVID SANDLER
President and Chief Executive Officer

Dated: April 4, 2006	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer