Form 10-Q
period 2006-05-27
MSC INDUSTRIAL DIRECT CO INC
filed 2006-07-06
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

As of July 3, 2006, 48,720,871 shares of Class A common stock and 18,839,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading “Risk Factors”. Factors that may cause these differences include, but are not limited to:

•                   the Company’s ability to timely and efficiently integrate its recent acquisition of the business of J&L Industrial Supply (“J&L”) and realize the anticipated revenue and cost synergies from the transaction;

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

•                   risk of war, terrorism and similar hostilities;

•                   dependence on our information systems;

•                   dependence on key personnel; and

•                   other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

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

Internet Address

The Company’s Internet address is http://www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Balance Sheets
(In thousands, except share data)

	May 27, 2006	August 27, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$133,020	$41,020
Available-for-sale securities	2,131	4,254
Accounts receivable, net of allowance for doubtful accounts of $3,182 and $2,547, respectively	145,269	126,501
Inventories	254,400	231,199
Prepaid expenses and other current assets	20,463	18,856
Deferred income taxes	12,149	10,166
Total current assets	567,432	431,996
Available-for-sale securities	21,738	40,224
Property, Plant and Equipment, net	108,669	102,219
Goodwill	63,202	63,202
Other assets	7,355	13,957
Total Assets	$768,396	$651,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,945	$36,571
Accrued liabilities	53,416	56,080
Current portion of long-term notes payable	154	151
Total current liabilities	102,515	92,802
Long-term notes payable	713	830
Deferred income tax liabilities	27,968	27,550
Total liabilities	131,196	121,182
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,416,680 and 54,281,413 shares issued, and 48,700,166 and 45,514,011 shares outstanding, respectively	57	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,839,874 and 21,006,394 shares issued and outstanding, respectively	19	21
Additional paid-in capital	375,710	351,649
Retained earnings	452,409	376,251
Accumulated other comprehensive loss	(53)	(82)
Class A treasury stock, at cost, 8,716,514, and 8,767,402 shares, respectively	(190,942)	(191,943)
Deferred stock compensation	—	(5,534)
Total shareholders’ equity	637,200	530,416
Total Liabilities and Shareholders’ Equity	$768,396	$651,598

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net sales	$329,817	$288,465	$931,650	$823,158
Cost of goods sold	173,812	155,460	491,345	446,490
Gross profit	156,005	133,005	440,305	376,668
Operating expenses	96,977	84,047	275,671	241,914
Income from operations	59,028	48,958	164,634	134,754

Other income:
Interest income, net	1,243	1,291	3,164	3,029
Other income, net	56	59	207	76
Total other income	1,299	1,350	3,371	3,105
Income before provision for income taxes	60,327	50,308	168,005	137,859
Provision for income taxes	23,309	19,620	65,723	53,765
Net income	$37,018	$30,688	$102,282	$84,094

Per Share Information (Note 1):
Net income per common share:
Basic	$0.55	$0.45	$1.53	$1.23
Diluted	$0.54	$0.44	$1.50	$1.19

Weighted average shares used in computing net income per common share (Note 1):
Basic	67,076	68,341	66,743	68,573
Diluted	68,730	70,111	68,283	70,603

Cash dividend paid per common share	$0.14	$0.12	$0.40	$0.32

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statement of Shareholders’ Equity
Thirty-Nine weeks ended May 27, 2006
(In thousands)
(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock		Deferred
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	at Cost	Compensation	Total
Balance at August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Exchange of Class B common stock for Class A common stock	2,166	2	(2,166)	(2)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $8,633	867	1	—	—	22,313	—	—	—	—	—	22,314
Common stock issued under associate stock purchase plan	—	—	—	—	—	727	—	(50)	1,001	—	1,728
Reclassification of restricted stock	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Grant of restricted stock net of cancellations	103	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,257	—	—	—	—	—	1,257
Share-based payment expense	—	—	—	—	6,025	—	—	—	—	—	6,025
Cash dividends paid	—	—	—	—	—	(26,851)	—	—	—	—	(26,851)

Net income	—	—	—	—	—	102,282	—	—	—	—	102,282
Unrealized gain on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	29	—	—	—	29

Comprehensive income											102,311

Balance at May 27, 2006	57,417	$57	18,840	$19	$375,710	$452,409	$(53)	8,717	$(190,942)	$—	$637,200

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005

Cash Flows from Operating Activities:
Net income	$102,282	$84,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,398	9,117
Loss on disposal of property, plant and equipment	—	189
Gain on sale of securities	(858)	—
Stock-based compensation	7,282	538
Provision for doubtful accounts	1,824	1,673
Deferred income taxes	(1,565)	2,695
Stock option income tax benefit	—	6,759
Amortization of bond premiums	201	381
Reclassification of excess tax benefits from stock-based compensation	(7,402)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,592)	(15,078)
Inventories	(23,201)	(12,732)
Prepaid expenses and other current assets	(1,607)	(417)
Other assets	6,602	6,726
Accounts payable and accrued liabilities	18,343	4,314

Total adjustments	(11,575)	4,165

Net cash provided by operating activities	90,707	88,259

Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	153,426	79,555
Purchases of investments in available-for-sale securities	(132,131)	(83,280)
Expenditures for property, plant and equipment	(15,848)	(8,060)

Net cash provided by (used in) investing activities	5,447	(11,785)

Cash Flows from Financing Activities:
Payment of cash dividends	(26,851)	(22,076)
Purchase of treasury stock	—	(73,187)
Reclassification of excess tax benefits from stock-based compensation	7,402	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,728	1,341
Proceeds from exercise of Class A common stock options	13,681	14,431
Repayments of notes payable	(114)	(121)

Net cash used in financing activities	(4,154)	(79,612)

Net increase (decrease) in cash and cash equivalents	92,000	(3,138)
Cash and cash equivalents—beginning of period	41,020	39,517

Cash and cash equivalents—end of period	$133,020	$36,379

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes	$58,512	$39,980

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirty-nine weeks of fiscal 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net income for EPS Computation	$37,018	$30,688	$102,282	$84,094

Basic EPS:
Weighted average Common shares	67,076	68,341	66,743	68,573

Basic EPS	$0.55	$0.45	$1.53	$1.23

Diluted EPS:
Weighted average Common shares	67,076	68,341	66,743	68,573
Shares issuable from assumed conversion of Common stock equivalents	1,654	1,770	1,540	2,030
Weighted average Common and Common equivalent shares	68,730	70,111	68,283	70,603

Diluted EPS	$0.54	$0.44	$1.50	$1.19

Note 2. Stock-Based Compensation

As of August 27, 2005, the Company’s stock-based compensation plans included the 1995, 1998 and 2001 Stock Option Plans, the 1995 Restricted Stock Plan and the Associate Stock Purchase Plan. These plans are described in Note 10 in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005. On January 3, 2006, at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”). The Omnibus Equity Plan covers 3,000 shares, and is in lieu of and replaces the unissued shares not subject to prior grants that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans. Under the Omnibus Equity Plan, the Compensation Committee of the Board of Directors may grant stock options, stock appreciation rights, stock awards (restricted stock) and performance awards.

Prior to August 28, 2005, we accounted for these plans under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). On August 28, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Stock-based compensation expense recognized in the thirty-nine weeks ended May 27, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of August 28, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to August 28, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

In accordance with the provisions of FAS 123R, using the modified-prospective transition method (prior periods are not adjusted), stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen and thirty-nine week periods ended May 27, 2006 was $1,818 and $6,025, respectively. Tax benefits related to this expense were $389 and $1,234 for the thirteen and thirty-nine week periods ended May 27, 2006, respectively; resulting in a reduction in net income of $1,429 ($0.02 per share) and $4,791 ($0.07 per share) for the thirteen and thirty-nine week periods ended May 27, 2006, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a significant portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

Prior to the adoption of FAS 123R all tax benefits from the exercise of stock options were reported as operating cash flows in our consolidated statements of cash flows. In accordance with FAS 123R, the Company will prospectively record excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for the thirty-nine weeks ended May 27, 2006, were $8,633 of which $7,402 are excess tax benefits and reported as cash flows from financing activities.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	May 27, 2006	May 28, 2005
Expected life (years)	4.7	5.5
Risk-free interest rate	3.11%	3.6%
Expected Volatility	30.2%	48.7%
Expected Dividend yield	1.20%	1.23%

A summary of the activity of the Company’s stock option plans for the thirty-nine weeks ended May 27, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	3,625	$17.80
Granted	380	$37.60
Exercised	(867)	$15.90
Forfeited/Canceled	(148)	$27.25

Outstanding on May 27, 2006	2,990	$20.38	5.16	$80,669

Exercisable on May 27, 2006	1,784	$15.92	4.44	$56,093

The weighted-average grant-date fair value for the thirty-nine week periods ended May 27, 2006 and May 28, 2005 was $10.46 and $14.34, respectively. The total intrinsic value of options exercised during the thirty-nine week periods ended May 27, 2006 and May 28, 2005 was $24,561 and $18,560, respectively. The unrecognized share-based compensation cost related to stock option expense at May 27, 2006 is $11,832 and will be recognized over a weighted average of 2.53 years.

The following table illustrates the effect on net income and net income per share if, for the thirteen and thirty-nine week periods ended May 28, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	May 28, 2005	May 28, 2005
	(a)	(a)
Net income, as reported	$30,688	$84,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	167	328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,590)	(3,334)
Pro forma net income	$29,265	$81,088

Net income per common share:
Net income per common share, as reported	$0.45	$1.23
Net income per common share, pro forma	$0.43	$1.18
Diluted net income per common share, as reported	$0.44	$1.19
Diluted net income per common share, pro forma	$0.42	$1.15

(a) The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants resulting in an increase to pro forma net income of $345 and $2,340 for the thirteen and thirty-nine week periods ended May 28, 2005. Such tax benefits are not reflected in the net income for the thirty-nine weeks ended May 27, 2006 because in accordance with FAS 123R, tax benefits for disqualifying dispositions can only be recognized in net income if the compensation expense related to the disqualifying disposition is recorded in net income. No stock-based compensation expense related to the disqualifying dispositions that occurred in the thirty-nine week periods ended May 27, 2006 was recorded in net income. Therefore, no tax benefit on the disqualifying dispositions could be recorded.

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

Stock-based compensation expense recognized for restricted stock awards was $413 and $274 for the thirteen week periods ended May 27, 2006 and May 28, 2005, respectively; and $1,257 and $538 for the thirty-nine week periods ended May 27, 2006 and May 28, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at May 27, 2006 is $8,039 and will be recognized over a weighted-average period of 4.21 years.

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the thirty-nine weeks ended May 27, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 27, 2005	194	$33.40
Granted	124	42.86
Vested	—	—
Forfeited/Canceled	(21)	35.33

Outstanding on May 27, 2006	297	$37.23

Note 3. Available-For-Sale Securities

The Company’s investments consist of municipal notes and bonds and corporate bonds. Investments with original or remaining maturities of less than one year are considered to be short-term. The custodians of these investments are major financial institutions. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Cumulative, unrealized losses, net of taxes, included in accumulated other comprehensive loss at May 27, 2006 were approximately $53. As of June 8, 2006, all available-for-sale securities were sold, and as a result, realized losses incurred were approximately $90.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method. During the thirty-nine week period ended May 27, 2006, the Company invested in a short-term income fund. All holdings were sold prior to May 27, 2006. Realized gains of $858 from the sale of this investment are included in interest income.

Note 4. Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005

Net income as reported:	$37,018	$30,688	$102,282	$84,094
Unrealized gains (losses) on available-for-sale securities, net of tax benefit, for the period	12	(22)	29	(86)
Comprehensive income	$37,030	$30,666	$102,311	$84,008

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

The Company is authorized to repurchase up to 5,000 shares of the Company’s Class A common stock under its stock repurchase plan (the “Plan”). The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its Class A common stock during the first thirty-nine weeks of fiscal 2006, but may make future repurchases based on market conditions. The Company reissued 50 shares of treasury stock during the first thirty-nine weeks of fiscal 2006 to fund the Associate Stock Purchase Plan.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of May 27, 2006, there were no shares of preferred stock issued or outstanding.

The Company paid a dividend of $9,462 on April 18, 2006 to shareholders of record at the close of business on April 7, 2006. On June 26, 2006, the Board of Directors approved a dividend of $0.14 per share payable on July 21, 2006 to shareholders of record at the close of business on July 10, 2006. The dividend will result in a payout of approximately $9,500, based on the number of shares outstanding at July 3, 2006.

On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”). The Omnibus Equity Plan covers 3,000 shares, and is in lieu of and replaces the unissued shares not covered by previous grants that were covered under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans. On January 10, 2006, the Company awarded 124 restricted shares to management.

Note 6. Product Warranties

The Company offers a one-year warranty for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. Generally, the Company provides a basic limited warranty, including parts and labor, for these products for one year. The Company would be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In addition, certain of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 27, 2006 and May 28, 2005 has been minimal.

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

Note 8. Subsequent Event

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc., DBA J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205 million of the purchase price with a portion of the proceeds of a new credit facility, which was closed simultaneously with the acquisition. The new credit facility includes a $205 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75 million revolver which will be used for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. The new credit facility will replace our current uncommitted $30 million line of credit. The interest rate payable for all borrowings is based on the Company’s leverage and is currently 50 basis points over LIBOR rates.  We will be subject to various operating and financial covenants. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

In connection with the acquisition, Kennametal, J&L and the Company entered into certain business arrangements, including:  a distributor agreement under which the Company and J&L will receive an exclusive five-year national level distribution arrangement for Kennametal branded products (within the US), a non-exclusive distributorship in the US for other products and a non-exclusive distributorship for Kennametal branded and other products in the UK; a trademark license agreement which grants an exclusive, royalty-free, right and license in perpetuity to the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; a private label agreement under which Kennametal will manufacture and supply to the Company certain products under the HERTEL trademark; certain noncompetition arrangements; and an administrative services agreement relating to, among other things, data support services.

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

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies requirements. Not including our new J&L business, we offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from four customer fulfillment centers and approximately 90 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

The Company is continuing to benefit from a strong U.S. economy as well as the execution of its growth strategies to increase revenues. Net sales increased 14.3% and 13.2%, for the thirteen and thirty-nine week periods ended May 27, 2006, respectively as compared to the same periods in fiscal 2005. We have been able to gain market share in the national account and government program (the “large account customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to continuing to increase the number of field sales associates in existing markets, the Company has opened up new branches in the San Diego and Oakland areas with their own field sales force as part of the Company’s west coast expansion strategy. Sales related to the new branches did not have a significant impact on the Company’s total sales for the thirteen and thirty-nine week periods ended May 27, 2006. The Company has increased the number of field sales associates (including those in the new branches) to 565 at May 27, 2006, as compared to 498 at May 28, 2005. We expect that the number of sales associates will increase to approximately 700 by the end of fiscal 2006 due to the acquisition of J&L.

As a result of increasing prices based on market conditions, our gross profit margins have increased to 47.3% for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to 46.1% and 45.8% for the same periods in fiscal 2005.

Operating expenses increased as a result of increased sales volume related expenses (primarily payroll related costs and freight expenses), and the recognition of stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) for the thirteen and thirty-nine week periods ended May 27, 2006 as compared to the same periods in fiscal 2005. The increase in gross margin and operating leverage from prior investments in our infrastructure enabled the Company to increase operating margins for the thirteen and thirty-nine week periods ended May 27, 2006 to 17.9% and 17.7%, respectively as compared to 17.0% and 16.4% for the same periods in fiscal 2005. We expect operating expenses to continue to increase through the remainder of fiscal 2006 as a result of increased sales volume and freight costs due to rising energy costs.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc., DBA J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205 million of the purchase price with a portion of the proceeds of a new credit facility, which was closed simultaneously with the acquisition. The new credit facility includes a $205 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75 million revolver which will be used for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. The new credit facility will replace our current uncommitted $30 million line of credit. The interest rate payable for all borrowings is based on the Company’s leverage and is currently 50 basis points over LIBOR rates.  We will be subject to various operating and financial covenants. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

In connection with the acquisition, Kennametal, J&L and the Company entered into certain business arrangements, including:  a distributor agreement under which we and J&L will receive an exclusive five year national level distribution arrangement for Kennametal branded products (within the US), a non-exclusive distributorship in the US for other products and a non-exclusive distributorship for Kennametal branded and other products in the UK; a trademark license agreement which grants an exclusive, royalty-free, right and license in perpetuity to the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; a private label agreement under which Kennametal will manufacture and supply to us certain products under the HERTEL trademark; certain noncompetition arrangements; and an administrative services agreement relating to, among other things, data support services.

The acquisition is not expected to have a material impact on our fiscal 2006 results, and is expected to be neutral to our earnings per share through most of fiscal 2007, becoming additive to earnings towards the end of fiscal 2007. The acquisition is expected to be additive to earnings in fiscal 2008 and beyond as synergies are realized.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 72% of our revenues came from sales in the manufacturing sector during the thirty-nine weeks ended May 27, 2006, including some large account customers. The ISM has continued to be above 50.0% for all of fiscal 2006 and is currently at 54.4% for the month of May 2006. These levels indicate growth for the industrial economy, and based on historical information, has been a good predictor of future sales growth for the Company. It is possible that the impact of rising energy prices and interest rates and raw material availability will have an adverse effect on customer order flow. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

The Results of Operations presented below do not reflect our June 8, 2006 acquisition of J&L (except as specified).

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Net sales	$329,817	$288,465	14.3%	$931,650	$823,158	13.2%

Net Sales grew 14.3% and 13.2% for the thirteen and thirty-nine week periods ended May 27, 2006, respectively, as compared to the same periods in fiscal 2005. Of these amounts, we estimate approximately 30% and 35% of the growth, for the thirteen and thirty-nine week periods ended May 27, 2006, respectively, was attributable to our increase in prices on certain stock keeping units (“SKUs”) based on market conditions in accordance with our pricing strategy. We estimate approximately 30% of the net sales growth, for the thirteen and thirty-nine week periods ended May 27, 2006, is attributable to the growth of our large account customer programs. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts. Sales to manufacturing and non-manufacturing sectors grew 13.3% and 17.1%, respectively, during the thirteen weeks ended May 27, 2006, and 12.6% and 14.8%, respectively, for the thirty-nine weeks ended May 27, 2006, as compared to the same periods in fiscal 2005.

Our growth in the large account customer programs has allowed us to diversify our customer mix and revenue base. As a result of this diversification (these customers tend to order larger amounts) and the strong U.S. economy, our average order size has increased to approximately $278 in the third quarter of fiscal 2006 from $253 in the third quarter of fiscal 2005. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, mscdirect.com, gives us a competitive advantage over smaller suppliers. Sales through our website, mscdirect.com, increased to $66.8 million for the thirteen weeks ended May 27, 2006 and $181.3 million for the thirty-nine weeks ended May 27, 2006, an increase of 32.8% and 34.9%, respectively, as compared to the same periods in fiscal 2005. As our large account customer programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on our large account customer business.

The primary reasons for the increase in sales to large account customers, as well as new and existing core customers, during the thirteen and thirty-nine week periods ended May 27, 2006 are a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy. The Company grew the field sales force to 565 associates at May 27, 2006, an increase of approximately 13.5% from sales associate levels of 498 at May 28, 2005, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers are the field sales teams for the San Diego and Oakland branches that were opened as part of the Company’s west coast expansion. Sales related to the branches opened as part of the west coast expansion have not had a significant impact on the Company’s total sales for the thirteen and thirty-nine weeks ended May 27, 2006.

We introduced approximately 21,000 new SKUs in our fiscal 2006 catalog and removed approximately 25,000 non-productive SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Gross Profit	$156,005	$133,005	17.3%	$440,305	$376,668	16.9%
Gross Profit Margin	47.3%	46.1%		47.3%	45.8%

Substantially all of the increase in gross margin percentage for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to the same periods in fiscal 2005, are a result of our price increases on certain SKUs based on market conditions, net of increases in the cost of goods purchased. The increases in costs of goods purchased are raising the cost basis of our inventory as we replace lower cost items that were sold with higher cost purchases. As a result of this, and the impact of J&L’s lower gross margin, we expect gross margin to be approximately 45.8% for the fourth quarter of fiscal 2006. However, if the Company is forced to accept product price increases from our vendors, which cannot be passed along to our customers, we could see a decrease in this gross margin percentage.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Operating Expenses	$96,977	$84,047	15.4%	$275,671	$241,914	14.0%
Percentage of Net Sales	29.4%	29.1%		29.6%	29.4%

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to the same periods in fiscal 2005, was primarily the result of an increase in payroll and payroll related costs, an increase in freight expense to support increased sales, an increase in stock-based compensation expense and an increase in the accrual for incentive compensation. The increase in freight expense includes the freight cost surcharges discussed above, most of which were passed along to customers.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect that the number of sales associates will increase to approximately 700 by the end of fiscal 2006 due to the acquisition of J&L.

For the first half of fiscal 2006, medical benefit costs were running lower than what we had been trending in fiscal 2005. The reduction in medical benefit costs was due to fewer claims submitted as well as a decrease in the dollar value of claims submitted as compared to the comparable period in fiscal 2005. However, during the thirteen week period ended May 27, 2006, we began to see an increase in medical benefit costs that brought us back to the levels of fiscal 2005. We expect the medical benefit costs to remain at these higher levels for the remainder of fiscal 2006.

The increase in stock-based compensation is the result of the Company adopting FAS 123R as of the beginning of fiscal 2006. As discussed in Note 2 of the Consolidated Financial Statements, prior to adopting FAS 123R, the Company was not required to record any compensation expense for stock options since all of our options were granted at the market price. Stock-based compensation expense for stock options for the thirteen and thirty-nine week periods ended May 27, 2006 was $1.8 million and $6.0 million, respectively. This charge resulted in a reduction to earnings per share of $0.02 and $0.07 for the thirteen and thirty-nine week periods ended May 27, 2006, respectively. The Company expects the stock-based compensation expense related to stock options for our fourth quarter of fiscal 2006 to increase operating expenses by approximately $1.8 million and reduce earnings per share by approximately $0.02 per share. The unrecognized share-based compensation cost related to stock option expense at May 27, 2006 is $11,832 and will be recognized over a weighted average of 2.53 years.

The increase in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to the same periods in fiscal 2005, is primarily the result of the increase in stock-based compensation recorded and an increase in the accrual for incentive compensation offset by productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Income from Operations	$59,028	$48,958	20.6%	$164,634	$134,754	22.2%
Percentage of Net Sales	17.9%	17.0%		17.7%	16.4%

The increase in dollars for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to the same periods in fiscal 2005, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Income, Net

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Interest Income, net	$1,243	$1,291	(3.7)%	$3,164	$3,029	4.5%

Interest income levels for the thirteen and thirty-nine week periods ended May 27, 2006, were comparable to the same periods in fiscal 2005. The Company anticipates a material increase in interest expense in future periods in connection with the new borrowing incurred to finance the J&L acquisition. See “Liquidity and Capital Resources” at page 13.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Provision for Income Taxes	$23,309	$19,620	18.8%	$65,723	$53,765	22.2%

The effective tax rate for the thirteen and thirty-nine week periods ended May 27, 2006, are in line with the comparable periods in fiscal 2005.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 27, 2006	May 28, 2005	Percentage Change	May 27, 2006	May 28, 2005	Percentage Change

Net Income	$37,018	$30,688	20.6%	$102,282	$84,094	21.6%
Diluted Earnings Per Share	$0.54	$0.44	22.7%	$1.50	$1.19	26.1%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 27, 2006, as compared to the same periods in fiscal 2005, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and thirty-nine week periods ended May 27, 2006 was impacted by the buy back of Class A common stock in the prior fiscal year which resulted in fewer shares outstanding at May 27, 2006.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities is $156.9 million at May 27, 2006, an increase from $85.5 million at the fiscal year ended August 27, 2005 and a decrease from $183.4 at May 28, 2005.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc., DBA J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205 million of the purchase price with a portion of the proceeds of a new credit facility, which was closed simultaneously with the acquisition. The new credit facility includes a $205 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75 million revolver which will be used for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. The new credit facility will replace our current uncommitted $30 million line of credit. The interest rate payable for all borrowings is based on the Company’s leverage and is currently 50 basis points over LIBOR rates.  We will be subject to various operating and financial covenants. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

Net cash provided by operating activities for the thirty-nine week periods ended May 27, 2006 and May 28, 2005 was $90.7 million and $88.3 million, respectively. The increase of $2.4 million in net cash provided from operations resulted primarily from higher net income and in increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and inventory during the thirty-nine week period ended May 27, 2006, as compared to the same period in fiscal 2005.

Net cash provided by investing activities for the thirty-nine week periods ended May 27, 2006 was $5.4 million and the net cash used in investing activities for the thirty-nine week periods ended May 28, 2005 was $11.8 million. The change in these amounts is primarily the result of a decrease in investments in available-for-sale securities during the thirty-nine week period ended May 28, 2006, as compared to the same period in fiscal 2005.

The net cash used in financing activities for the thirty-nine week periods ended May 27, 2006 and May 28, 2005 was $4.2 million and $79.6 million, respectively. The reduction in the cash used in financing activities is primarily the result of the Company not repurchasing shares of Class A common stock in the fiscal 2006 period and the reclassification of excess tax benefits from stock-based compensation, offset by increased dividend payments during the thirty-nine week period ended May 27, 2006, as compared to the same period in fiscal 2005.

The Company reissued approximately 50,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2006 to fund the Associate Stock Purchase Plan. The Company did not repurchase any shares of its Class A common stock during the first thirty-nine weeks of fiscal 2006, but may make future repurchases based on market conditions and other investment criteria. The Company has adequate reserves to fund such future repurchases.

The Company paid a dividend of $9.5 million on April 18, 2006 to shareholders of record at the close of business on April 7, 2006. On June 26, 2006, the Board of Directors approved a dividend of $0.14 per share payable on July 21, 2006 to shareholders of record at the close of business on July 10, 2006. The dividend will result in a payout of approximately $9.5 million, based on the number of shares outstanding at July 3, 2006.

As a result of implementing operational enhancements in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2006. The Company has adequate resources to fund these plans out of cash and our new $75 million revolver as part of the new credit facility.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by the Company’s principal shareholders. The Company paid rent under operating leases to Affiliates for the first thirty-nine weeks of fiscal 2006 of approximately $1.3 million. In the opinion of the Company’s management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. The Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjusts it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy. The Company does not anticipate that the acquisition of J&L will have a material adverse effect, relative to the increased level of accounts, on its allowance for doubtful accounts.

Inventory Valuation Reserve

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales. Each quarter items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory. The Company does not anticipate that the acquisition of J&L will have a material adverse effect, relative to the increased level of inventory, on its inventory valuation reserve.

Sales Returns

The Company establishes a reserve for anticipated sales returns based on historical return rates. The return rates are periodically analyzed for changes in current return trends. Historically, material adjustments to the estimated sales reserve have not been required based on actual returns. In the second quarter of fiscal 2005, based on an improvement in return trends the Company was able to adjust the reserve downward. If future returns are materially greater than estimated returns the sales return reserve may need to be increased which would adversely impact recorded sales. The Company does not anticipate that the acquisition of J&L will have a material adverse effect, relative to the increased level of sales, on its sales return reserve.

Reserve for Self-insured Group Health Plan

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under the Company’s stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by the Company, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation. In the second quarter of fiscal 2005, the Company increased the IBNR reserve due to a trend of increased dollar amounts of medical claims by plan participants. If this trend continues the IBNR reserve may continue to increase. The Company does not anticipate that the acquisition of J&L will have a material adverse effect, relative to the increased number of associates, on its reserve for self-insured group health plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc., DBA J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205 million of the purchase price with a portion of the proceeds of a new credit facility, which was closed simultaneously with the acquisition. The new credit facility includes a $205 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75 million revolver which will be used for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. The new credit facility will replace our current uncommitted $30 million line of credit. The interest rate payable for all borrowings is based on the Company’s leverage and is currently 50 basis points over LIBOR rates.  We will be subject to various operating and financial covenants. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

The Company has a long-term note payable in the amount of approximately $0.9 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

The Company maintains an investment portfolio of municipal notes and bonds and corporate bonds of varying maturities. These securities, which are held for purposes other than trading, are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value. Approximately 63% of the investments are comprised of variable interest rate debt securities that reset to market prevailing rates at various intervals, thus limiting the exposure to fair value fluctuations for changes in interest rates. The remaining 37% of the investment portfolio is comprised of fixed interest rate debt securities. As of June 8, 2006, all available-for-sale securities were sold, and as a result, realized losses incurred were approximately $90,000.

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

No change occurred in the Company’s internal controls concerning financial reporting during the third fiscal quarter ended May 27, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended August 27, 2006. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Form 10-K.

Our ability to timely and efficiently integrate the J&L business and realize the anticipated synergies from the transaction will have a significant effect on our future operations.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L America, Inc., DBA J&L Industrial Supply (J&L), a subsidiary of Kennametal Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205 million of the purchase price with a portion of the proceeds of a new credit facility, which was closed simultaneously with the acquisition. The new credit facility includes a $205 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75 million revolver which will be used for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. The new credit facility will replace our current uncommitted $30 million line of credit. The interest rate payable for all borrowings is based on the Company’s leverage and is currently 50 basis points over LIBOR rates.  We will be subject to various operating and financial covenants. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

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

•                  As a result of the acquisition, we incurred debt of approximately $205 million. In addition we will be subject to various operating and financial covenants under the new loan facility; our failure to comply with these covenants could result in the lender declaring a default and accelerating repayment of the indebtedness. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of May 27, 2006 there were 48,700,166 shares of Class A common stock outstanding. In addition, 2,989,855 options to purchase shares of Class A common stock granted under the Company’s stock option plans and the Omnibus Equity Plan remain outstanding. As of May 27, 2006, options to purchase an additional 2,855,714 shares of Class A common stock were unissued under the Company’s Omnibus Equity Plan. Approximately 263,113 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan. On January 3, 2006 at the 2006 Annual Meeting, the Shareholders approved, an Omnibus Equity Plan to replace the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”). The Omnibus Equity Plan will cover 3,000,000 shares, and will be in lieu of and will replace the unissued shares not covered by prior grants covered under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans.

Item 6. Exhibits

Exhibits:

10.1	Employment Agreement dated as of March 14, 2006 between J&L America, Inc. (DBA J&L Industrial Supply) and Michael Wessner
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)

Dated: July 3, 2006	By:	/s/ DAVID SANDLER
President and Chief Executive Officer

Dated: July 3, 2006	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer