Form 10-K
period 2006-08-26
MSC INDUSTRIAL DIRECT CO INC
filed 2006-11-09
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of November 6, 2006, 48,141,198 shares of Class A common stock and 18,839,874 shares of Class B common stock of the registrant were outstanding and the aggregate market value of Class A common stock held by non-affiliates of the registrant was approximately $1,840,986,348.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2007 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

PART I.

ITEM 1.                BUSINESS.

This Annual Report on Form 10-K (including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”)) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, our ability to timely and efficiently integrate the J&L America, Inc. (“J&L”) business and realize the anticipated synergies from the transaction, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports, the risks of war, terrorism, and similar hostilities, dependence on our information systems and on key personnel. See “Risk Factors” at page 15. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

The information contained in this Annual Report on Form 10-K includes the effect of the acquisition of J&L America, Inc., DBA J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc., unless otherwise noted. The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The financial results of J&L are included in the consolidated financial results in the balance sheet as of the fiscal year ended August 26, 2006, and in the consolidated statements of income as of the acquisition date which was June 8, 2006.

J&L estimates their number of stock-keeping units (“SKUs”) at 160,000, active customers to be approximately 86,000, and the number of suppliers to be approximately 2,700. MSC is currently working on validating such amounts to be able to account for this data on a consolidated basis. This information is not included in this Annual Report on Form 10-K. When J&L is fully integrated into MSC (which is expected to be completed by the end of fiscal 2007) the information will be reported as a consolidated total.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”), incorporated in the State of New York in 1995, is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ maintenance, repair and operations (“MRO”) supplies.

Excluding J&L, we offer over 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and the Internet, including our website, MSCDirect.com. We service our customers from 95 branch offices and seven customer fulfillment centers. These include four branch offices and three customer fulfillment centers that were acquired as part of the J&L acquisition. J&L has its own website, JLIndustrial.com, which offers a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. When J&L’s systems are fully integrated into MSC (which is expected to be completed by the end of fiscal 2007) both of J&L’s U.S. customer fulfillment centers will be closed, and their volume will be absorbed into MSC’s existing logistics network. Excluding J&L, most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total MRO and supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We try to achieve this reduction in MRO supplies costs in the following manner:

•       Our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs.

•       We guarantee same-day shipping of our core business products, which enables our customers to reduce their inventory investment and carrying costs. J&L has its own service model and does not guarantee same-day shipping.

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

•       We have extensive e-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions such as Oracle and SAP. We offer inventory management solutions with our Customer Managed Inventory (“CMI”) and Vendor Managed Inventory (“VMI”) systems that can lower customers’ inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with MSCDirect.com and many e-procurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from one-person machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the United States Postal Service (“USPS”). Our core business focuses on selling relatively higher margin, lower volume products and, excluding J&L, we had an average order size of approximately $280 in fiscal 2006. As our national account and government programs sales grow, the Company will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. Excluding J&L, we have in excess of 346,000 combined active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and place their orders by telephone, the Internet, including MSCDirect.com, direct computer link or facsimile.

We operate primarily in the United States, with customers in all 50 states, through a network of seven  customer fulfillment centers (six customer fulfillment centers are located within the U.S. and one is located in the U.K.) and 95 branch offices (94 branches are located within the U.S. and one is located in the U.K.). These include three customer fulfillment centers and four branch offices that were acquired as part of the J&L acquisition. MSC’s customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta,

Georgia; Elkhart, Indiana and Reno, Nevada. The customer fulfillment centers acquired as part of the J&L acquisition are located in Elk Grove, Illinois; Livonia, Michigan and Wednesbury, United Kingdom. When J&L’s systems are fully integrated into MSC (which is expected to be completed by the end of fiscal 2007) both the J&L U.S. customer fulfillment centers will be closed, and their volume will be absorbed into MSC’s existing logistics network. Excluding J&L, the strategic locations of MSC’s customer fulfillment centers allow for next day ground delivery via low cost ground carriers in 38 states. J&L has its own service model and does not guarantee same-day shipping. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to expand our geographic next day delivery coverage throughout the continental United States, which at some point in the future may require the expansion of existing facilities or the opening of new facilities.

Acquisitions

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. J&L provides metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The purchase price for the acquisition was approximately $349.5 million subject to certain preliminary post-closing purchase price adjustments of $9.7 million and certain further purchase price adjustments claimed by Kennametal, Inc., which are currently subject to arbitration. In addition, costs and fees of $7.1 million related to professional fees and other expenses will be included in the purchase price, in accordance with Generally Accepted Accounting Principles (“GAAP”). See Note 2 to the consolidated financial statements.

In connection with the acquisition of J&L, Kennametal, Inc., J&L and the Company entered into certain business arrangements, including: (a) a distributor agreement under which the Company and J&L will receive an exclusive five-year national level distribution arrangement for Kennametal branded products (within the U.S.), a non-exclusive distributorship in the U.S. for other products and a non-exclusive distributorship for Kennametal branded and other products in the UK; (b) a trademark license agreement which grants an exclusive, royalty-free, right and license in perpetuity for the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; (c) a private label agreement under which Kennametal will manufacture and supply to the Company certain products under the HERTEL trademark; (d) certain noncompetition arrangements; and (e) an administrative services agreement including, but not limited to, data support services.

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

Based on industry estimates, we believe that the administrative costs associated with manually placing a purchase order are approximately $100 per order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which can provide a broad selection of products, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, such as those offered by premier companies such as MSC.

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, smaller suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of hybrid business models with direct marketing and direct sales organizations such as MSC. As a result of these dynamics, we have captured an increasing share of sales by providing lower total purchasing costs, broader product selection and a higher level of service.

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

Broad Selection of Products.   We believe that our ability to offer customers a broad spectrum of brand name and generic MRO and metalworking products and a “good-better-best” product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. Excluding J&L, we offer for sale over 500,000 products, most of which are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping.   Our guaranteed same-day shipping of products results in next day or second day delivery for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. Excluding J&L, we fulfill our same-day shipment guarantee 99.99% of the time. J&L has its own service model and does not guarantee same-day shipping. Our experience has been that areas accessible by next day ground delivery will generate significantly greater sales than areas where next day ground delivery is not available. The strategic locations of our customer fulfillment centers allow next day ground delivery via low cost ground carriers in 38 states.

Superior Customer Service.   Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, our in-bound sales representatives (excluding J&L) implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, “one call does it all” philosophy of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

Targeted Direct Mail Marketing Strategy.   Our primary tools for marketing and product reference are the annual master catalogs used to showcase over 500,000 (excluding J&L) items. In fiscal 2006, our master catalogs were supplemented by 107 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. Excluding J&L, we use our database of approximately 1.9 million companies with 2.5 million individual contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC’s publication circulation increased to 29.6 million (including 0.7 million from J&L) in fiscal 2006 from 28.6 million in fiscal 2005. Excluding the increase from J&L, this slight increase is in line with our continuing strategy to increase the productivity of our direct marketing efforts and increase overall return on advertising dollars spent.

Commitment to Technological Innovation.   We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. Excluding J&L,

MSC’s proprietary software tracks all of the SKUs (over 500,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. MSC’s website, MSCDirect.com, is a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by e-commerce. The MSCDirect.com website offers a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through e-commerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive EDI ordering system to support our customer based purchase order processing. We continue to invest in inventory management solutions with our CMI program which allows for automated inventory replenishment by customers, thereby enabling the customer to lower their overall procurement costs and maintain lower inventory levels.

Growth Strategy

Our objective is to become the preferred supplier of industrial products for businesses throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•       expanding government and national account programs;

•       expanding our direct sales force and increasing their productivity;

•       opening additional branches in the western region of the United States;

•       penetrating J&L customers with MSC’s entire SKU offering;

•       increasing the number of product lines and SKUs offered, including the Kennametal line of cutting tools through the MSC and J&L channels,  and also including generic and imported products;

•       targeting the circulation and content of our master catalog and our direct mail campaign;

•       continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

•       expanding next day ground delivery into new markets;

•       maintaining excellent customer support service; and

•       considering and/or pursuing selected acquisitions.

Expand Government and National Account Programs.   We have developed internal government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these segments and that they are an integral part of our customer diversification program. Allocating resources to these segments will allow us to better support these customers, expand our customer acquisition activities and is a key component of our overall growth strategy.

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

Opening additional branches in the western region of the United States.   As part of our west coast expansion strategy, we have opened new branches in the Los Angeles, San Diego and Oakland areas. In the first quarter of fiscal 2007, to date, we opened a new branch in Fresno. We believe that this is an opportunity to increase our market share in the western region.

Penetrating J&L customers with MSC’s entire SKU offering.   We have begun the process of sending our catalog to the J&L customers to promote our metalworking products. We are providing access and training to the J&L sales force and incorporating the MRO product offering into our direct marketing campaigns.

Increasing the number of product lines and productive SKUs.   We believe that continuing to increase the breadth and productivity of our product line are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, including the Kennametal line of cutting tools, we seek to satisfy an increasing percentage of the supplies purchases of our customers and to attract new customers. To continue to provide a diverse product line and maintain profit margins in our competitive market place, we have has also sought out vendors to supply higher margin generic and imported products. In fiscal 2006, excluding the J&L catalog, we added approximately 21,000 SKUs and removed approximately 25,000 slower selling SKUs. In fiscal 2007, excluding the J&L catalog , we added approximately 22,000 new SKUs and removed approximately 29,000 existing SKUs in its fiscal 2007 catalog which was distributed in September 2006. Excluding J&L, we currently have over 500,000 SKUs in total. We generally add SKUs based on the value they will bring to our customers.

Targeted circulation of our master catalog and direct mail campaign.   Excluding J&L, we have accumulated a buyer database of approximately 1.9 million businesses with 2.5 million individual contacts, and industry expertise within specific markets. We utilize empirical information from this database to prospect for new customers, thereby increasing the circulation of our master catalogs. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

E-commerce capabilities.   MSCDirect.com is a proprietary business-to-business horizontal marketplace serving the industrial market, offering customers full access to all of the parts that we sell. All orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. MSCDirect.com utilizes the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. Our website is available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements including work flow management tools. The user-friendly search engine allows customers to search for parts by keyword, part description, competitive part number, vendor number or brand. As part of our continued effort to improve our e-commerce capabilities the keyword search function was enhanced. We believe MSCDirect.com is a key component of our strategy to reduce customers’ transaction costs and internal requisition time. The website also allows customers to control which of their staff are entitled to purchase products online, how much they are entitled to spend and which staff require secondary approval. The process is fully automated and integrated into our operating systems. Most orders move directly from the customers’ desktop to the customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate our website and solicit customer feedback, making on-going improvements targeted at allowing MSCDirect.com to remain one of the premier websites in its marketplace. Our MSCDirect.com marketing campaign continued in fiscal year 2006 to raise awareness and drive volume to the website. MSCDirect.com generated revenue of more than $249 million in fiscal year 2006, a 35% increase over the prior year.

E-procurement solution providers sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers such as Ariba, Perfect Commerce, Oracle, SAP, Infor (formerly known as Datastream) and more. We continue to evaluate and expand our capabilities in these areas, as the needs of our customers grow in these areas.

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

Considering and/or pursuing selected acquisitions.   The acquisition of J&L has played a role in our recent growth. From time to time, we may consider and/or pursue selected acquisitions that either could expand or complement our business in new or existing markets, although at this time, we are not engaged in any discussions or negotiations with respect to any material acquisition candidate.

Products

Excluding J&L, we currently offer over 500,000 SKUs, representing a broad range of MRO (including metal working) product lines that include: cutting tools; measuring instruments; tooling components; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools; safety, janitorial; plumbing; material handling; power transmission; electrical supplies as well as other categories. We attribute a portion of our sales growth to the total number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new products to our existing product categories. Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of name recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering both name brand and generic products and significant depth in its core product lines while maintaining competitive pricing.

Our in-bound sales representatives and technical support personnel are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

Excluding J&L, we purchase substantially all of our products directly from approximately 2,100 suppliers. We are not materially dependent on any one supplier or small group of suppliers. No one single supplier accounted for more than 5% of our total purchases in fiscal 2006.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Excluding J&L, approximately 84% of sales are fulfilled from the customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize seven customer fulfillment centers for product shipment located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada, as well as the customer fulfillment centers acquired as part of the J&L acquisition, located in Elk Grove, Illinois; Livonia, Michigan and Wednesbury, United Kingdom. When the J&L systems are fully integrated into MSC (which is expected to be completed by the end of fiscal 2007) both of J&L’s U.S.

customer fulfillment centers will be closed, and their volume will be absorbed into MSC’s existing logistics network.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from one-man machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products and, we had an average order size of approximately $280 in fiscal 2006, excluding J&L. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing, (which, excluding J&L, accounted for 72% of our revenue in fiscal 2006) education, government and health care. J&L does not accumulate this data, however, a significant portion of their revenue is generated from the durable and non-durable goods manufacturing sector. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of contracts with both the GSA, the USPS and the procurement agencies of numerous individual states. We believe that expanding our business with government agencies will assist us to better manage periodic downturns in the manufacturing industry. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. GSA customers include military bases, veteran’s hospitals, federal correctional facilities, army corps of engineers facilities, etc. The USPS contract connects MSC to over 37,000 postal facilities nation-wide, including bulk mail centers, processing centers, vehicle maintenance facilities, post offices and more. In addition to the individual state contracts that MSC already has or is currently pursuing, we are now pursuing a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supplies base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using e-commerce solutions such as MSC’s e-procurement integration abilities, VMI and CMI inventory programs. By adding national accounts, we are able to diversify into new customer segments, strengthen our MRO product lines and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

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

Excluding J&L, we have in excess of 346,000 combined active customers (companies which have purchased at least once during the past 12 months). Typically, a customer’s industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, facsimile, Internet or direct computer link.

We have invested significant resources in developing an extensive customer and prospect database. This database is a key component of our growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, and order value). We believe that this variety and depth of information on our customers and prospects offers us a significant competitive advantage in increasing sales to existing customers and attracting new customers.

We rely on approximately 838 (including 152 from J&L) in-bound sales representatives at our call centers, customer fulfillment centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

Our approximately 715 (including 146 from J&L) direct sales representatives work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization feedback on competitive landscape, and purchasing trends and help to drive process and service improvement in order for MSC to retain and increase our market position.

Branch Offices

We currently operate 95 branch offices, which includes four branch offices that were acquired as part of the J&L acquisition. There are 94 branch offices within the United Sates with locations in 37 states, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. As part of our west coast expansion strategy, we opened a new branch in Fresno, California, during the first quarter of fiscal 2007.

Publications

Our primary reference tool is our annual master catalog, which is supported by specialty and promotional catalogs and brochures. J&L produces a master catalog bi-annually, which is also supported by specialty and promotional catalogs and brochures. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

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

The number of pieces mailed has increased from approximately 28.2 million in fiscal 2004 to approximately 29.6 million (including 0.7 million from J&L) in fiscal 2006. The increase in circulation and number of publications are a result of our ongoing strategy to increase direct mail productivity and increase overall return on advertising dollars spent, as well as the effect of the J&L acquisition.

	Fiscal Years Ended
	August 28, 2004 (52 weeks)	August 27, 2005 (52 weeks)	August 26, 2006 (52 weeks)
Number of publication titles	96	97	112
Number of publications mailed	28,200,000	28,600,000	29,600,000

Customer Service

One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Excluding J&L, our telephone ordering system is flexible and, in the event of a local or regional breakdown, can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the customer fulfillment center closest to the customer and a packing slip is printed for order fulfillment. We believe that our relationships with all our carriers are satisfactory. We guarantee same-day shipping of in-stock products if the order is received prior to regional cut-off times and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. J&L fulfills orders through each of their branches and call centers, however, J&L has its own service model and does not guarantee same-day shipping. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our proprietary information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These proprietary information systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our proprietary information systems are also a key component of our e-commerce capabilities. J&L has its own service model and does not guarantee same-day shipping.

Most of our information systems operate over a wide area network and are real-time information systems that allow each customer fulfillment center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors substantially all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an electronic data interchange (EDI) purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and XML ordering system to support our customer based purchase order processing. We have developed a Windows®-based CD-ROM electronic catalog package and provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI initiative which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. In 2004, we introduced our CMI program, which allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. In 2005, we expanded both our VMI and CMI capabilities to function directly as front-end ordering systems for our E-portal based customers.

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

J&L continues to use the existing Kennametal computer systems, which are secure, under a service agreement and a significant aspect of the integration will be to migrate these systems on to the MSC computer system.

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

Associates

As of August 26, 2006, we employed 3,775 associates, including 3,607 full-time and 168 part-time associates. This includes 602 J&L associates, of which 596 were full-time and 6 were part-time. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

ITEM 1A.   Risk Factors

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

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc., for $349.5 million subject to certain post-closing purchase price adjustments which have not been finalized. See Note 2 to the consolidated financial statements.

Our future results of operations will be significantly influenced by the operations of J&L, and we will be subject to a number of risks and uncertainties, including the following:

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

•       Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. Although to date transaction costs have been within our original estimates, in future quarters we may incur charges to operations in amounts that are not currently estimable to reflect costs associated with integrating the operations of two companies. In addition, we will continue to record additional operating expenses associated with the amortization of other intangible assets. These costs could adversely affect our future liquidity and operating results.

•       Both companies have the U.S. Government and civilian and military agencies of the U.S. Government as significant customers. We face risks associated with integrating the contracting activities of the expanded company, and although to date we have not received any negative indications from the U.S. Government, there can be no assurance that the U.S. Government will maintain existing, or enter into any new contracts with the expanded company.

•       As a result of the acquisition, we incurred debt of approximately $205.0 million. In addition we are subject to various operating and financial covenants under the new Credit Facility; our failure to comply with these covenants could result in the lender declaring a default and accelerating repayment of the indebtedness. Our failure to repay this debt when due would materially, adversely affect our financial condition and results of operations.

•       As a result of the acquisition, we are a larger, more geographically dispersed and complex organization, and if our management is unable to continue to effectively manage the expanded company, our operating results will suffer.

•       The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and may increase the risks of achieving timely compliance.

•       Achieving the benefits of the acquisition will depend on many factors, including the successful and timely integration of the operations of the two companies. These integration efforts may be difficult and time consuming. Integration efforts between the two companies will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on the Company’s ability to maintain its past growth performance levels.

The acquisition of J&L has played a role in our recent growth. From time to time, we may consider and/or pursue selected acquisitions that either could expand or complement our business in new or existing markets, although at this time, we are not engaged in any discussions or negotiations with respect to any material acquisition candidate. There can be no assurance that we will be able to identify and to acquire acceptable acquisition candidates on terms favorable to us and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on our growth strategy.

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

The MRO supply industry, although consolidating still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors.

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

As commodity and energy prices increase, the Company may be subject to price increases from vendors that we may be unable to pass along to our customers. Raw material costs used in our products (steel, tungsten, etc.) and energy costs have been rising resulting in increased production costs for our vendors. The fuel costs of our independent freight companies are rising as well. Our vendors and independent freight carriers typically look to pass these costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower operating margins.

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

Work stoppages and other disruptions, including those due to extreme weather conditions, at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

Excluding J&L, our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as the hurricanes of 2005, the severe winter weather experienced during the third quarter of fiscal 2003 and the longshoreman’s strike on the West Coast in fiscal 2002, affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

The risks of war, terrorism, and similar hostilities may adversely affect our operating results.

In addition to having an impact on general economic conditions, events such as the attacks of September 11, 2001 and the conflict in Iraq may adversely affect our revenues and our ability to service our customers. We believe that both the events of September 11, 2001 and the Iraq conflict had an adverse effect on our results of operations, although the impact of such events can be difficult to quantify.

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

Customer fulfillment centers expansions.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate (notably the durable and non-durable goods manufacturing industry, which, excluding J&L, accounted for 72% of our revenue in fiscal 2005 and fiscal 2006) and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially. J&L does not accumulate this data, however, a significant portion of their revenue is generated from the durable and non-durable goods manufacturing sector.

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

Shares eligible for future sale.

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of August 26, 2006 there were 48,087,141 shares of Class A common stock outstanding. In addition, as of August 26, 2006, 2,931,064 options to purchase shares of Class A common stock granted under the Company’s 1995, 1998, and 2001 Stock Option Plans remain outstanding. As of August 26, 2006, restricted stock or options to purchase an additional 2,837,852 shares of Class A common stock were available for grant or unissued, respectively, under the Company’s 2005 Omnibus Equity Plan. Approximately 245,293 shares may be sold through the Company’s Associate Stock Purchase Plan. The Omnibus Equity Plan replaced the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plans (the “Previous Plans”). The Omnibus Equity Plan covers 3,000,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not covered by previous grants that were made under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of August 26, 2006, there were 18,839,874 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act.

Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	529,000	October 1990
Elkhart, Indiana(2)	391,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2,4)	419,000	November 1999
Livonia, Michigan(3)	75,000	December 1989
Elk Grove, Illinois(3)	144,000	October 2001
Wednesbury, United Kingdom(3)	79,000	June 1998

(1)          The related party lease for this facility expires on July 1, 2023.

(2)          This facility is owned by MSC.

(3)          This facility was acquired as part of the J&L acquisition and is leased.

(4)          This facility was expanded during fiscal 2006.

We maintain 94 branch offices within the United States located in 37 states and one location in the United Kingdom. The branches range in size from 670 to 55,000 square feet. The leases for these branch offices will expire at various periods between January 2007 and July 2012. The aggregate annual lease payments on these branches and the Atlanta, Livonia, Elk Grove and Wednesbury customer fulfillment centers in fiscal 2006 was approximately $6,495,000.

We maintain headquarters at a 170,000 square foot facility that we own in Melville, New York. We also maintain headquarters at a 50,000 square foot facility that we lease in Southfield, Michigan, that was acquired as part of the J&L acquisition.

When the J&L systems are fully integrated into MSC (which is expected to be completed by the fiscal 2007) both of J&L’s U.S. customer fulfillment centers will be closed, and their volume will be absorbed into MSC’s existing logistics network. We believe that our facilities will be adequate for our current needs and that for the foreseeable future, suitable additional space will be available as needed.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM.” MSC’s Class B common stock is not traded over any public market.

The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and cash dividends per share for the period from August 29, 2004 to August 26, 2006.

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 26, 2006	High	Low	Class A & Class B
First Quarter	$39.70	$31.97	$0.12
Second Quarter	47.88	38.09	0.14
Third Quarter	54.72	44.00	0.14
Fourth Quarter	49.41	38.01	0.14

	Price of Class A Common Stock		Dividend Per Share Common Stock
Fiscal Year Ended August 27, 2005	High	Low	Class A & Class B
First Quarter	$36.27	$30.86	$0.10
Second Quarter	36.59	31.28	0.10
Third Quarter	33.21	26.87	0.12
Fourth Quarter	38.69	29.76	1.62 (1)

(1)          Includes a special dividend of $1.50 per share.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. In fiscal 2005, in addition to the regular quarterly cash dividends, on June 29, 2005, the Board of Directors approved a special cash dividend of $1.50 per share, which resulted in a cash payout of approximately $99.8 million, on August 15, 2005 to holders of record on August 8, 2005.

On October 16, 2006, the Board of Directors approved a quarterly cash dividend of $0.14 per share payable on November 16, 2006 to shareholders of record at the close of business on November 2, 2006. The dividend of $0.14 per share will result in a quarterly payout of approximately $9.4 million.

On November 6, 2006, the last reported sales price for MSC’s Class A common stock on the NYSE was $38.85 per share.

The approximate number of holders of record of MSC’s Class A common stock as of November 6, 2006 was 614. The number of holders of record of MSC’s Class B common stock as of November 6, 2006 was 14.

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock, during the quarter ended August 26, 2006:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/28/06–07/01/06	—	$—	—	5,000,000
07/02/06–07/29/06	500,000	$39.77	500,000	4,500,000
07/30/06–8/26/06	190,000	$38.35	190,000	4,310,000
Total	690,000	$39.38	690,000

(1)          During fiscal 1999, the Board of Directors approved the Company’s stock repurchase plan to allow for the repurchase of up to 5,000,000 shares of the Company’s Class A common stock. In September 2002, the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. On June 29, 2005 the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. There is no expiration date for this program.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of August 26, 2006 is as follows: (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,931	$20.57	2,838
Equity compensation plans not approved by security holders	—	—	—
Total	2,931	$20.57	2,838

ITEM 6.                SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 28, 2004, August 27, 2005 and August 26, 2006 and the selected consolidated balance sheet data as of August 27, 2005 and August 26, 2006 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended August 31, 2002 and August 30, 2003 and the selected consolidated balance sheet data as of August 31, 2002, August 30, 2003 and August 28, 2004 are derived from MSC’s audited consolidated financial statements not included herein. For the fiscal year ended August 26, 2006, the selected consolidated income statement data includes J&L as of June 8, 2006, which was the acquisition date, and the selected consolidated balance sheet data includes J&L as of the fiscal year ended August 26, 2006. See Note 2 to the consolidated financial statements contained herein.

	Fiscal Years Ended
	August 31, 2002 (52 weeks)	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)	August 27, 2005 (52 weeks)		August 26, 2006 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$793,976	$844,663	$955,282	$1,099,915		$1,317,519
Gross profit	346,160	379,698	430,369	504,075		613,460
Operating expenses	286,185	296,760	299,661	326,415		392,594
Income from operations	59,975	82,938	130,708	177,660		220,866
Income taxes	23,773	32,321	51,886	69,484		85,381
Net income	36,415	52,092	81,155	112,270		136,389
Net income per common share:
Basic	0.53	0.78	1.21	1.65		2.04
Diluted	0.51	0.77	1.17	1.61		2.00
Weighted average common shares outstanding:
Basic	68,918	66,537	67,056	67,934		66,827
Diluted	70,783	67,912	69,548	69,889		68,319
Cash dividends declared per common share	—	$0.05	$0.29	$1.94	(2)	$0.54
Consolidated Balance Sheet Data (at period end):
Working capital	$299,260	$353,940	$326,376	$339,194		$374,746
Total assets	562,948	618,970	729,387	651,598		1,014,298
Short-term debt	213	169	142	151		7,843
Long-term debt, net of current portion	1,308	1,132	997	830		192,986
Shareholders’ equity	474,679	510,355	618,206	530,416		639,273
Selected Operating Data:(1)
Active customers	329	343	344	343		346	(3)
Approximate Number of SKUs	500	530	550	550		550	(3)
Orders entered	3,721	3,777	4,020	4,295		4,774	(3)
Number of publications mailed	36,000	33,500	28,200	28,600		29,600
Number of publication titles (not in thousands)	98	91	96	97		112

(1)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

(2)          Includes a special dividend of $1.50 per share.

(3)          Excludes J&L.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•       expanding government and national account programs;

•       opening additional branches in the western region of the United States;

•       penetrating J&L customers with MSC’s entire SKU offering;

•       expanding our direct sales force and increasing their productivity;

•       increasing the number of product lines and SKUs offered, including the Kennametal line of cutting tools through the MSC and J&L channels, and also including generic and imported products;

•       targeting the circulation and content of our master catalog and our direct mail campaign;

•       continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

•       expanding next day ground delivery into new markets;

•       maintaining excellent customer support service; and

•       considering and/or pursuing selected acquisitions

In the future, we intend to take advantage of the additional products offered and our expanded distribution capabilities through our direct marketing efforts and by increasing the size of our sales force; however, the costs associated with the sales force expansion and our direct marketing program will be incurred in advance of increased sales and may negatively impact operating margins in the short term. We have begun the process of sending our catalog to J&L customers to promote our metalworking products, as well as training the J&L sales force and incorporating the MRO product offering into our direct mail campaign. Historically, we have been able to acquire new customers and increase sales to existing customers through our direct marketing program, although there is no guarantee that this will continue in the future.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. J&L provides metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations.

The acquisition of J&L has played a role in our recent growth. From time to time, we may consider and/or pursue selected acquisitions that either could expand or complement our business in new or existing markets, although at this time, we are not engaged in any discussions or negotiations with respect to any material acquisition candidate.

Through fiscal 2006, we continued to benefit from a strong U.S. economy as well as the execution of our growth strategies to increase revenues. For the year ended August 26, 2006, net sales increased 19.8% and 15.1% in fiscal 2006 and fiscal 2005, respectively, from the comparable prior year periods. Excluding net sales of J&L of approximately $67.9 million, net sales increased 13.6% over prior year net sales of $1.1 billion. We have been able to gain market share in the national account and government program (the “large account customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. We are continuing to increase the number of sales associates in existing markets and new markets, and we have opened up new branches in San Diego and Oakland areas with their own sales force as part of our west coast expansion strategy. Sales related to the new branches did not have a significant impact on our total sales for fiscal 2006. We have increased the number of sales associates (including those in the new branches) to 715 at August 26, 2006 compared to 520 at August 27, 2005. The increase in fiscal 2006 includes the addition of the J&L sales associates of 146. We expect to continue to increase the sales force to approximately 725 by the end of November 2006, which includes the additional sales associates in the new branch in Fresno, as part of the west coast expansion strategy.

By passing on most of our vendors’ product price increases and independent freight carriers’ surcharges and raising prices due to market conditions, we have been able to increase gross profit margins to 46.6% in fiscal 2006, even after taking into account the impact of J&L’s lower gross margin. Excluding the acquisition of J&L, the Company generated a gross margin of 47.3% in fiscal 2006. The increase in gross margin percentage and net sales contributed to another year of strong cash flows. As a result of current and prior years cash flows, we were able to return approximately $36.3 million to shareholders in the form of dividends and made repurchases of $27.2 million of Class A common stock.

As our sales have increased in fiscal 2006 we have seen an increase in operating expenses to support the sales growth (primarily payroll related costs and freight expenses) and increases in medical benefits expenses. Operating expenses have increased by 20.3% in fiscal 2006 compared to fiscal 2005. However, the increase in gross margin and operating leverage from prior investments in our infrastructure enabled us to increase operating margins to 16.8% for fiscal 2006 as compared to 16.2% in fiscal 2005. We expect operating expenses to continue to increase during fiscal 2007 as a result of increased sales volume, inflation in our salary costs, increased spending on sales force expansion and increased freight and utility costs due to rising energy prices.

During fiscal 2006, we increased direct mail advertising levels compared to fiscal 2005 levels. Excluding J&L, the number of active customers (defined as those that have made at least one purchase in the last 12 months) increased at August 26, 2006 to approximately 346,000, as compared to 343,000 at August 27, 2005. We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow. During fiscal 2007, we expect mailing levels to increase slightly over fiscal 2006 levels.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Excluding J&L, approximately 72% of our revenues came from sales in the manufacturing sector during fiscal 2006, including some national account customers. J&L does not accumulate this data, however, a significant portion of their revenue is generated from the manufacturing sector. The ISM is currently at 51.2% for the month of October 2006. This is a lower number than the previous month’s ISM of 52.9%, which may be indicative of a deceleration in the growth of the overall economy. We have historically grown revenues at rates well in excess of the industrial growth and we believe that we are well positioned to continue to do so. It is possible that the impact of rising energy prices, inflation, interest rates and raw material availability will have an adverse effect on customer order flow. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our CMI and VMI programs.

Results Of Operations

The following table shows selected items of MSC’s Consolidated Statement of Operations, percentages of sales and comparisons between the fiscal years ended August 26, 2006 and August 27, 2005, and between the fiscal years ended August 27, 2005 and August 28, 2004.

Results of Operations—

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Net Sales	$1,317,519	$1,099,915	19.8%	$1,099,915	$955,282	15.1%

Net sales increased 19.8% and 15.1% for the fiscal years ended 2006 and 2005, respectively. Excluding net sales of J&L of $67.9 million, net sales increased 13.6% over prior year net sales of $1.1 billion. Of these amounts, excluding J&L, we estimate approximately 37.5% of the growth for fiscal 2006 was attributable to our increase in prices on certain stock keeping units (“SKUs”) based on market conditions in accordance with our pricing strategy. We estimate approximately 36.8% and 39.5% of the net sales growth, for the fiscal years ended 2006 and 2005, is attributable to our large account customer programs. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts. Excluding J&L, sales to manufacturing and non-manufacturing sectors grew 12.9% and 15.4%, respectively in fiscal 2006 and 14.4% and 17.2% respectively, in fiscal 2005. J&L does not accumulate this data, however, a significant portion of their revenue is generated from the manufacturing sector.

The primary reasons for the increase in sales to existing customers during fiscal 2006 and fiscal 2005 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy. Our national account and government programs sales initiative continued to be successful throughout fiscal 2006 and fiscal 2005, and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. We expect this to continue into fiscal 2007. The growth of the national account and government programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to approximately $280, excluding J&L, for fiscal 2006 from $256 in fiscal 2005 and $237 in fiscal 2004. These large customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through our website, MSCDirect.com, gives us a competitive advantage over smaller suppliers. Sales through MSCDirect.com increased to $249.4 million for fiscal 2006 from $184.5 million in fiscal 2005 and $129.7 million in fiscal 2004, an increase of 35.2% and 42.3% for fiscal 2006 and fiscal 2005, respectively. As our national account and government programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

We grew the field sales force to 715 associates (including 146 J&L associates) at August 26, 2006, from 520 at August 27, 2005 and 453 at August 28, 2004, an increase of approximately 37.5% and 14.8% for fiscal 2006 and fiscal 2005, respectively, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2006 is the sales team for the San Diego and Oakland area branches that were opened in fiscal 2006 as part of our west coast expansion. Sales related to the new branches did not have a significant impact on our total sales during fiscal 2006. We plan to continue to increase the size of the sales force in fiscal 2007 which includes adding additional sales associates to continue to execute on its west coast expansion, including a new branch in Fresno, which was opened during the first quarter of fiscal 2007.

Excluding the J&L catalog, we introduced approximately 21,000 new SKUs in our fiscal 2006 catalog and removed approximately 25,000 non-productive SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth. Excluding the J&L catalog, we added approximately 22,000 new SKUs and removed approximately 29,000 existing SKUs in our fiscal 2007 catalog which was distributed in September 2006.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Gross Profit	$613,460	$504,075	21.7%	$504,075	$430,369	17.1%
Gross Profit Margin	46.6%	45.8%		45.8%	45.1%

The increase in gross profit margin in fiscal 2006 to 46.6% is a result of our price increases on certain SKUs based on market conditions, offset by increases in the cost of goods purchased and J&L’s lower gross margins due to pricing. During the fourth quarter of fiscal 2006, we incurred a non-recurring charge to cost of goods sold of $3.6 million related to a valuation adjustment of the acquired J&L inventory. Gross profit margin for the fourth quarter of fiscal 2006 was 44.9%, and excluding the non-recurring charge was 45.8%. We anticipate that margins will be approximately 46.0% for the first quarter of fiscal 2007.

The slight increase in gross margin in fiscal 2005 to 45.8% is primarily attributable to increased efforts to buy better by employing competitive reverse auctions, the benefits of volume buying from our vendors, and expanding our selection of higher margin imported private label and generic products coupled with the strengthening U.S. economy.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Operating Expenses	$392,594	$326,415	20.3%	$326,415	$299,661	8.9%
Percentage of Net Sales	29.8%	29.7%		29.7%	31.4%

The dollar increase in operating expenses for fiscal 2006 as compared to fiscal 2005 was primarily the result of an increase in payroll and payroll related costs, an increase in freight expense to support increased sales and an increase in stock-based compensation expense. Also, during the fourth quarter of fiscal 2006, we incurred a non-recurring charge to operating expenses of $3.2 million related to J&L acquisition integration costs, including severance relating to the departure of certain J&L executives. The J&L operating expenses incurred, since the acquisition in June 2006, accounted for approximately one-third of the overall increase in operating expenses in fiscal 2006.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in 2006 compared to 2005 primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy (which includes additional sales associates in the new San Diego and Oakland area branches) to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to continue to build the sales force during fiscal 2007 (including the addition of associates in the new Fresno branch which opened during the first quarter of fiscal 2007), which will result in increased payroll and payroll related costs.

Medical costs per covered associate for our self-insured group health plan for fiscal 2006 were slightly lower than the fiscal 2005 levels. However, medical expenses did increase for fiscal 2006 as a result of an increase in participants, primarily related to the J&L acquisition.

The increase in stock-based compensation is the result of the Company adopting FAS 123R as of the beginning of fiscal 2006. As discussed in Note 2 of the consolidated financial statements, prior to adopting FAS 123R, we were not required to record any compensation expense for stock options since all of our options were granted at the market price. Stock-based compensation expense for stock options for fiscal 2006 was $7.9 million, resulting in a reduction to earnings per share of $0.09. The unrecognized share-based compensation cost related to stock option expense at August 26, 2006 was $8.6 million and will be recognized over a weighted average of 2.45 years.

The slight increase in operating expenses as a percentage of net sales for fiscal 2006, as compared to fiscal 2005, is primarily a result of the increase in stock-based compensation recorded, acquisition integration costs and the amortization of identifiable intangibles related to the J&L acquisition, offset by productivity gains and the allocation of fixed expenses over a larger revenue base.

The dollar increase in operating expenses for fiscal 2005 as compared to fiscal 2004 was primarily the result of an increase in payroll and payroll related costs and an increase in freight expense to support increased sales. During the fourth quarter of fiscal 2005, we incurred a charge to operating expenses of $0.8 million related to the settlement of a patent infringement claim.

We experienced an increase in the cost of claims filed by participants for fiscal 2005 as compared to fiscal 2004 for medical expenses for our self-insured group health plan. Medical costs were approximately $2.5 million greater in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004, in part because the fourth quarter of fiscal 2004 reflected exceptionally good experience as compared to our experience for fiscal 2005.

The decrease in operating expenses as a percentage of net sales for fiscal 2005 as compared to fiscal 2004 is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income From Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Income from Operations	$220,866	$177,660	24.3%	$177,660	$130,708	35.9%
Percentage of Net Sales	16.8%	16.2%		16.2%	13.7%

Income from operations for fiscal 2006 was $220.9 million, an increase of $43.2 million, or 24.3% compared to fiscal 2005, and as a percentage of sales, increased to 16.8% in fiscal 2006 from 16.2% in fiscal 2005.  The dollar increase in income from operations for fiscal 2006 and fiscal 2005 was primarily attributable to the increase in net sales, a portion of which is attributable to J&L, offset in part by the increase in operating expenses as described above.  As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Interest Expense	$(2,926)	$(35)	8,260.0%	$(35)	$(36)	-2.8%

The increase in interest expense for fiscal 2006 compared to fiscal 2005 is a result of the borrowings in connection with the J&L acquisition in the fourth quarter of fiscal 2006. As such, the interest expense is expected to increase in fiscal 2007.

Interest Income

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Interest Income	$3,559	$4,008	-11.2%	$4,008	$2,015	98.9%

The decrease in interest income for fiscal 2006 compared to fiscal 2005 is a result of lower cash and investment balances due to the acquisition of J&L and the repurchase of our Class A common stock in the fourth quarter of fiscal 2006. The interest income is expected to decrease in fiscal 2007.

The increase in interest income for fiscal 2005 and fiscal 2004 was a result of higher average cash and investments balances and higher interest rates. Our cash and investment balances decreased during the third and fourth quarters of fiscal 2005, as the result of repurchases of our Class A common stock and the payment of the special dividend of $1.50 per share of common stock.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$85,381	$69,484	22.9%	$69,484	$51,886	33.9%
Effective Tax Rate	38.5%	38.2%		38.2%	39.0%

Our fiscal 2006 effective tax rate was 38.5% compared to fiscal 2005 of 38.2%. The rate increase is primarily attributable to a decrease in tax exempt interest income from investments and the adoption of FAS 123R. Partially offsetting this was a favorable revision to the estimate of various state requirements and resolution of certain federal and state tax contingencies. The change in the effective tax rate resulted in a $1.4 million decrease in income tax expense in the fourth quarter of fiscal 2006. We anticipate that the effective tax rate for fiscal 2007 will be approximately 39.0%.

Our fiscal 2005 effective tax rate was 38.2% compared to the fiscal 2004 rate of 39.0%. The change in rate is primarily attributable to an increase in tax exempt interest income from investments and unlike fiscal 2004, results did not require an increase in state tax requirements.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 26, 2006	August 27, 2005	Percentage Change	August 27, 2005	August 28, 2004	Percentage Change
	(Dollars in thousands)
Net Income	$136,389	$112,270	21.5%	$112,270	$81,155	38.3%
Diluted Earnings Per Share	$2.00	$1.61	24.3%	$1.61	$1.17	37.6%

The factors which affected net income and diluted earnings per share for fiscal 2006 and fiscal 2005 as compared to prior periods have been discussed above. The full impact of our repurchase of approximately 3.5 million shares of our Class A common stock in fiscal 2005 on the annual weighted average shares outstanding calculation was reflected in fiscal 2006. The full impact of our repurchase of approximately 0.7 million shares of our Class A common stock in fiscal 2006 on the annual weighted average shares outstanding calculation will not be reflected until fiscal 2007.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of MSC’s last eight fiscal quarters.

	Fiscal Year Ended August 27, 2005				Fiscal Year Ended August 26, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$263,328	$271,365	$288,465	$276,757	$295,906	$305,927	$329,817	$385,869
Gross profit	118,801	124,862	133,005	127,407	138,860	145,440	156,005	173,155
Income from operations	41,897	43,899	48,958	42,906	51,524	54,082	59,028	56,232
Net income	25,987	27,419	30,688	28,176	31,935	33,329	37,018	34,107
Net income per share:
Basic	0.38	0.40	0.45	0.43	0.48	0.50	0.55	0.51
Diluted	0.37	0.39	0.44	0.42	0.47	0.49	0.54	0.50

The fourth quarter results of fiscal 2006 include the effect of the J&L acquisition as of June 8, 2006. However, we have generally experienced slightly lower sales volumes during the summer months, and we expect this trend to continue in the foreseeable future. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary source of financing has been cash generated from operations. Taken as a whole, cash, cash equivalents and all available-for-sale securities decreased by approximately $77.8 million to $7.7 million at August 26, 2006 from $85.5 million at August 27, 2005. The decrease is primarily attributable to the use of cash to fund the acquisition of J&L and repurchases of the Company’s Class A common stock offset by cash generated from operations as discussed below.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc, for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205.0 million of the purchase price with a portion of the proceeds of a new unsecured Credit Facility which was closed simultaneously with the acquisition. The new Credit Facility includes a $205.0 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75.0 million revolver which is available for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. During the fourth quarter of fiscal 2006, we repaid $5.0 million of the term loan, reducing the balance to $200.0 million. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at August 26, 2006 was 5.85%. Under the terms of the Credit Facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 26, 2006, we were in compliance with the financial covenants of the Credit Facility. We anticipate cash flows from operations, available cash reserves and funds available under the Credit Facility will be adequate to support our operations for the next 12 months.

Net cash provided by operating activities for the fiscal years ended August 26, 2006 and August 27, 2005 was $133.5 million and $125.1 million, respectively. The increase of approximately $8.4 million in net cash provided from operations resulted primarily from higher net income, accounts payable and accrued liabilities, offset by increased growth in inventory and accounts receivable. Net cash provided by operating activities for the fiscal years ended August 27, 2005 and August 28, 2004 was $125.1 million and $66.9 million, respectively. The increase of approximately $58.2 million in net cash provided from operations resulted primarily from higher net income combined with lower growth in inventory and accounts receivable.

Net cash used in investing activities for the fiscal year ended August 26, 2006 was $333.8 million and the net cash provided by investing activities for the fiscal year ended August 27, 2005 was $87.4 million. The net cash used in investing activities in fiscal 2006 consists primarily of cash paid in connection with the acquisition of J&L, and purchases of property, plant and equipment, offset by the net proceeds from sales of available-for-sale investments used to fund the acquisition of J&L. The net cash provided from investing activities in fiscal 2005 is a result of the net sales of available-for-sale investments to fund the special dividend, offset by purchases of property plant and equipment.

Net cash used in investing activities for the fiscal year ended August 28, 2004 was $152.7 million. The usage of cash in fiscal 2004 was primarily the result of our decision to invest approximately $144.1 million of our cash equivalents in available-for-sale securities and purchases of property plant and equipment.

Net cash provided by financing activities for the fiscal year ended August 26, 2006 was $167.0 million. Net cash used in financing activities for the fiscal year ended August 27, 2005 was $211.0 million. The cash provided by financing activities for fiscal 2006 was primarily attributable to the proceeds of a new unsecured Credit Facility and proceeds from the exercise of Class A common stock options, offset by the quarterly cash dividends paid to shareholders and our repurchases of shares of Class A common stock.

Net cash provided by financing activities for the fiscal year ended August 28, 2004 was $11.0 million. The net cash provided by financing activities in fiscal 2004 resulted primarily from proceeds from the exercise of Class A common stock options, offset by the quarterly cash dividend paid to shareholders and our repurchases of Class A common stock.

On June 29, 2005 the Board of Directors reaffirmed and replenished our stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase on the open market was restored to 5,000,000 shares. The stock repurchase plan allows us to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. Based upon market conditions, future expectations, our strong cash position and the evident value to shareholders, we repurchased 690,000 shares of our Class A common stock in the open market for $27.2 million and 3,467,000 shares of our Class A common stock (prior to the replenishment on June 29, 2005) in the open market at a cost of $104.8 million in fiscal 2006 and fiscal 2005, respectively. We currently anticipate that we may make further repurchases based upon market conditions. We have adequate cash reserves to fund such future repurchases. We reissued approximately 68,000 and 71,000 shares of treasury stock during fiscal 2006 and fiscal 2005, respectively, to fund the associate stock purchase plan. We repurchased 128,200 shares of our Class A common stock for $4.9 million, during the first quarter of fiscal 2007, to date.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. We paid dividends to shareholders totaling $36.3 million and $129.8 million, in fiscal 2006 and fiscal 2005, respectively. Included in the fiscal 2005 payment of dividends is a special cash dividend of $1.50 per share, which resulted in a cash payout of approximately $99.8 million, on August 15, 2005 to holders of record on August 8, 2005.

On October 16, 2006, the Board of Directors approved a quarterly dividend of $0.14 per share payable on November 16, 2006 to shareholders of record at the close of business on November 2, 2006. The dividend of $0.14 per share will result in a quarterly payout of approximately $9.4 million.

As a result of implementing operational enhancements and expansions in our customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2007. We have adequate resources to fund these plans out of cash and our new $75.0 million revolving credit line as part of the new Credit Facility.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”) which are owned primarily by our principal shareholders. We paid rent under operating leases to the Affiliates of approximately $1.7 million, $1.7 million and $1.8 million for fiscal 2006, 2005, and 2004, respectively. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value. See Note 11 to the Consolidated Financial Statements and “Contractual Obligations” below for discussion of related-party transactions with the various real estate entities.

Contractual Obligations

The following table summarizes our contractual obligations at August 26, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations with non-affiliates(1)	$35,039	$9,959	$15,795	$4,525	$4,760
Operating lease obligations with affiliates(1)	29,750	1,745	3,492	3,431	21,082
Total operating leases	64,789	11,704	19,287	7,956	25,842
Long-term notes payable(2)	200,829	7,843	77,201	115,771	14
Total	$265,618	$19,547	$96,488	$123,727	$25,856

(1)          Certain of our operations of are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through the year 2010.

(2)          The Company has a long-term note payable in the amount of approximately $0.8 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located which expires September 1, 2011. We also have $200.0 million outstanding under the Credit Facility; established for the J&L acquisition as discussed in “Liquidity and Capital Resources,” which expires June 8, 2011.

We believe that existing cash together with cash generated from operations and amounts available under our new $75.0 million revolving credit line as part of the new Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the next five years.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

We make estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the notes to the consolidated financial statements. The accounting policies described below are impacted by our critical accounting estimates.

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjusts it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

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

Sales Returns

We established a reserve for anticipated sales returns based on historical return rates. The return rates are periodically analyzed for changes in current return trends. Historically, material adjustments to the estimated sales reserve have not been required based on actual returns. In the second quarter of fiscal

2005, based on an improvement in return trends we were able to adjust the reserve downward. If future returns are materially greater than estimated returns the sales return reserve may need to be increased which would adversely impact recorded sales.

Reserve for Self-insured Group Health Plan

We have a self-insured group health plan. We are responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss insurance policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for these incurred but not reported (“IBNR”) amounts is established. There was an adjustment to the IBNR reserve for the increase in the number of participants as a result of the J&L acquisition. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for the Company beginning on September 2, 2007. We are in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc., for $349.5 million subject to certain post-closing purchase price adjustments. We financed $205.0 million of the purchase price with a portion of the proceeds of a new unsecured Credit Facility, which was closed simultaneously with the acquisition. The new Credit Facility includes a $205.0 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75.0 million revolver which is available for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. During the fourth quarter of fiscal 2006, we repaid $5.0 million of the term loan, reducing the balance to $200 million.  The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at August 26, 2006 was 5.85%. Under the terms of the Credit Facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 26, 2006, we were in compliance with the financial covenants of the Credit Facility.

We also have a long term note payable in the amount of approximately $0.8 million to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

In addition, our interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 26, 2006 and August 27, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 26, 2006 and August 27, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 26, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 3, 2006 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective August 28, 2005.

/s/ ERNST & YOUNG LLP
Melville, NY
November 3, 2006

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 26, 2006	August 27, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,718	$41,020
Available-for-sale securities	—	4,254
Accounts receivable, net of allowance for doubtful accounts of $4,914 and $2,547, respectively	185,734	126,501
Inventories	298,391	231,199
Prepaid expenses and other current assets	21,341	18,856
Deferred income taxes	14,289	10,166
Total current assets	527,473	431,996
Available-for-sale securities	—	40,224
Property, plant and equipment, net	122,100	102,219
Goodwill	271,652	63,202
Identifiable intangibles, net	76,292	—
Other assets	16,781	13,957
Total Assets	$1,014,298	$651,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,877	$36,571
Accrued liabilities	88,007	56,080
Current portion of long-term notes payable	7,843	151
Total current liabilities	152,727	92,802
Long-term notes payable	192,986	830
Deferred income tax liabilities	29,312	27,550
Total liabilities	375,025	121,182
COMMITMENTS AND CONTINGENCIES (Note 11):
SHAREHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,475,835 and 54,281,413 shares issued, 48,087,141 and 45,514,011 shares outstanding, respectively	57	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,839,874 and 21,006,394 shares issued and outstanding, respectively	19	21
Additional paid-in capital	379,630	351,649
Retained earnings	477,305	376,251
Accumulated other comprehensive income (loss)	27	(82)
Class A Treasury stock, at cost, 9,388,694 and 8,767,402 shares, respectively	(217,765)	(191,943)
Deferred stock compensation	—	(5,534)
Total shareholders’ equity	639,273	530,416
Total Liabilities and Shareholders’ Equity	$1,014,298	$651,598

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
NET SALES	$1,317,519	$1,099,915	$955,282
COST OF GOODS SOLD	704,059	595,840	524,913
Gross profit	613,460	504,075	430,369
OPERATING EXPENSES	392,594	326,415	299,661
Income from operations	220,866	177,660	130,708
OTHER INCOME:
Interest expense	(2,926)	(35)	(36)
Interest income	3,559	4,008	2,015
Other income, net	271	121	354
	904	4,094	2,333
Income before provision for income taxes	221,770	181,754	133,041
Provision for income taxes	85,381	69,484	51,886
Net income	$136,389	$112,270	$81,155
PER SHARE INFORMATION:
Net income per common share:
Basic	$2.04	$1.65	$1.21
Diluted	$2.00	$1.61	$1.17
Weighted average shares used in computing net income per common share:
Basic	66,827	67,934	67,056
Diluted	68,319	69,889	69,548

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 26, 2006, AUGUST 27, 2005 AND AUGUST 28, 2004
(In thousands)

Class A		Class B		Additional		Accumulated Other	Treasury Stock		Deferred
Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount	Stock
Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	at cost	Compensation	Total

BALANCE, August 30, 2003	38,826	$39	32,137	$32	$261,849	$331,568	$—	5,183	$(83,133)	$—	$510,355
Exchange of Class B common stock for Class A common stock	10,891	11	(10,891)	(11)	—	—	—	—	—	—	—
Grant of restricted common stock (Note 10)	52	—	—	—	1,477	—	—	—	—	(1,477)	—
Cancellation of restricted common stock	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	151	151
Common stock issued under associate stock purchase plan	—	—	—	—	—	98	—	(62)	1,307	—	1,405
Purchase of treasury stock	—	—	—	—	—	—	—	250	(6,754)	—	(6,754)
Exercise of common stock options, including income tax benefits of $15,368	2,659	2	—	—	51,384	—	—	—	—	—	51,386
Cash dividends paid	—	—	—	—	—	(19,480)	—	—	—	—	(19,480)
Net income	—	—	—	—	—	81,155	—	—	—	—	81,155
Unrealized losses on available-for-sale securities net of tax benefit	—	—	—	—	—	—	(12)	—	—	—	(12)
Comprehensive income											81,143
BALANCE, August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—	—	—	—	—	—
Grant of restricted common stock (Note 10)	145	—	—	—	5,088	—	—	—	—	(5,088)	—
Cancellation of restricted common stock	(3)	—	—	—	(76)	—	—	—	—	76	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	804	804
Common stock issued under associate stock purchase plan	—	—	—	—	—	405	—	(71)	1,396	—	1,801
Purchase of treasury stock	—	—	—	—	—	—	—	3,467	(104,759)	—	(104,759)
Exercise of common stock options, including income tax benefits of $10,043	1,471	2	—	—	31,927	—	—	—	—	—	31,929
Cash dividends paid	—	—	—	—	—	(129,765)	—	—	—	—	(129,765)
Net income	—	—	—	—	—	112,270	—	—	—	—	112,270
Unrealized losses on available-for-sale securities net of tax benefit	—	—	—	—	—	—	(70)	—	—	—	(70)
Comprehensive income											112,200
BALANCE, August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Exchange of Class B common stock for Class A common stock	2,166	2	(2,166)	(2)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $9,270	924	1	—	—	23,967	—	—	—	—	—	23,968
Common stock issued under associate stock purchase plan	—	—	—	—	—	1,001	—	(68)	1,351	—	2,352
Reclassification of restricted stock	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Grant of restricted common stock, net of cancellations (Note 10)	105	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,657	—	—	—	—	—	1,657
Share based payment expense	—	—	—	—	7,891	—	—	—	—	—	7,891
Purchase of treasury stock	—	—	—	—	—	—	—	690	(27,173)	—	(27,173)
Cash dividends paid	—	—	—	—	—	(36,336)	—	—	—	—	(36,336)
Net income	—	—	—	—	—	136,389	—	—	—	—	136,389
Cumulative translation adjustment	—	—	—	—	—	—	27	—	—	—	27
Reclassification of unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	82	—	—	—	82
Comprehensive income											136,498
BALANCE, August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$—	$639,273

See accompanying notes

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 26, 2006, AUGUST 27, 2005 AND AUGUST 28, 2004
(In thousands)

	For The Fiscal Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,389	$112,270	$81,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,233	12,258	12,315
Loss on disposal of property, plant and equipment	—	219	—
Gain on sale of securities	(769)	—	—
Stock-based compensation	9,548	804	151
Provision for doubtful accounts	2,506	2,711	1,761
Deferred income taxes	(2,361)	2,213	(2,617)
Stock option income tax benefit	—	10,043	15,368
Amortization of bond premium	170	471	248
Reclassification of excess tax benefits from stock-based compensation	(8,016)	—	—
Changes in operating assets and liabilities, net of J&L acquisition:
Accounts receivable	(24,626)	(15,135)	(22,240)
Inventories	(19,172)	(5,772)	(23,825)
Prepaid expenses and other current assets	119	(2,488)	(4,329)
Other assets	78	(242)	2,534
Accounts payable and accrued liabilities	24,409	7,780	6,396
Total adjustments	(2,881)	12,862	(14,238)
Net cash provided by operating activities	133,508	125,132	66,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments in available-for-sale securities.	177,290	205,573	56,070
Purchases of investments in available-for-sale securities	(132,131)	(106,795)	(200,127)
Cash used in business acquisition	(356,095)	—	—
Expenditures for property, plant and equipment	(22,837)	(11,412)	(8,664)
Net cash (used in) provided by investing activities	(333,773)	87,366	(152,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	205,000	—	—
Credit facility financing costs	(776)	—	—
Purchases of treasury stock	(20,839)	(104,759)	(6,754)
Payment of cash dividends	(36,336)	(129,765)	(19,480)
Reclassification of excess tax benefits from stock-based compensation	8,016	—	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,352	1,801	1,405
Proceeds from exercise of Class A common stock options	14,698	21,886	36,018
Repayments of notes payable under the credit facility and other notes	(5,152)	(158)	(162)
Net cash provided by (used in) financing activities	166,963	(210,995)	11,027
Net (decrease) increase in cash and cash equivalents	(33,302)	1,503	(74,777)
CASH AND CASH EQUIVALENTS, beginning of year	41,020	39,517	114,294
CASH AND CASH EQUIVALENTS, end of year	$7,718	$41,020	$39,517
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,071	$49	$40
Cash paid during the year for income taxes	$78,328	$52,855	$42,184

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

1.   BUSINESS

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the “Company” or “MSC”) is a distributor of industrial supplies and equipment with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network of 95 branch offices and seven customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; Elk Grove, Illinois; Livonia, Michigan and Wednesbury, United Kingdom. The Company acquired J&L America, Inc., DBA J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc., during the fourth quarter of fiscal 2006. When the J&L systems are fully integrated into MSC (which is expected to be completed by the end of fiscal 2007) both of J&L’s U.S. customer fulfillment centers will be closed, and their volume will be absorbed into MSC’s existing logistics network.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. Fiscal 2006, 2005 and 2004 each included 52 weeks. Fiscal 2007 will include 53 weeks.

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

Concentrations of Credit Risk

Excluding J&L, the Company’s mix of receivables is diverse, with approximately 346,000 combined active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Available-For-Sale Securities

During fiscal 2006, all available-for-sale securities were sold, and a loss of approximately $82 was realized. The Company’s investments are classified as available-for-sale and are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the first-in, first-out method. During fiscal 2006, the Company invested in a short-term income fund. All holdings were sold in fiscal 2006. Realized gains of $858 from the sale of this investment are included in interest income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accumulated amortization was $7,286 at August 26, 2006 and August 27, 2005. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Goodwill increased in fiscal 2006 by $208,450 as a result of the J&L acquisition. The Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using the two-step process prescribed in SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal years 2006, 2005 and 2004.

Other intangible assets with definite lives, which were acquired pursuant to the J&L acquisition, during the fourth quarter of fiscal 2006, consist of contract rights, customer relationships and the website, and net of accumulated amortization were $21,645, $47,678, and $969, respectively. These assets are being amortized by the straight-line method over periods ranging from 3 to 10 years (weighted average amortization period of 9.9 years). Other intangible assets also consist of a trademark license agreement acquired pursuant to the J&L acquisition which has an indefinite life and is not being amortized and has a gross carrying value of $6,000. Accumulated amortization of the intangible assets at August 26, 2006 was $1,828.

Estimated amortization expense for each of the 5 succeeding fiscal years is as follows:

Fiscal Year
2007	$7,780
2008	7,687
2009	7,600
2010	7,340
2011	7,340

Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The Company has classified certain of its intangible assets as goodwill with an indefinite life and no longer amortized. Separate identifiable intangibles exist, and are amortized, as noted above.

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal 2006, 2005 and 2004.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($13,618 and $11,894 at August 26, 2006 and August 27, 2005, respectively) and included in other assets in the Company’s consolidated balance sheets in accordance with SOP 93-7, “Reporting on Advertising Costs.” These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less (J&L’s catalog is amortized for two years). The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising receipts from vendor sponsored programs, included in operating expenses was approximately $17,578, $15,521 and $18,199 for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

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

Product Warranties

The Company offers a maximum one-year warranty, including parts and labor, for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense has been minimal.

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

Shipping and Handling Costs

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $60,686, $50,573, and $45,882 for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. Group health plan expense for fiscal 2006, 2005 and 2004 was approximately $25,774, $23,885, and $18,902, respectively.

Stock Based Compensation

Prior to August 28, 2005, the Company accounted for these plans under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). On August 28, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Stock-based compensation expense recognized in fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of August 28, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to August 28, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

In accordance with the provisions of FAS 123R, using the modified-prospective transition method (prior periods are not adjusted), stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2006 was $7,891. Tax benefits related to this expense for fiscal 2006 was $1,626, resulting in a reduction in net income of $6,265 ($0.09 per share). The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a significant portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

Prior to the adoption of FAS 123R all tax benefits from the exercise of stock options were reported as operating cash flows in the Company’s consolidated statements of cash flows. In accordance with FAS 123R, the Company will prospectively record excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for fiscal 2006 was $9,270 of which $8,016 are excess tax benefits and reported as cash flows from financing activities.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for fiscal 2005 and fiscal 2004.

	2005(1)	2004(1)
Net income:	$112,270	$81,155
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	490	92
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,594	1,375
Pro forma net income	$109,166	$79,872
Net income per common share:
Net income per common share, as reported	$1.65	$1.21
Net Income per common share, pro forma	1.61	1.19
Diluted net income per common share, as reported	$1.61	$1.17
Diluted net income per common share, pro forma	1.56	1.15

(1)          The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants. This resulted in an increase to pro forma net income of $3,963 and $6,466 in fiscal 2005 and 2004, respectively.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders’ equity and expensed over the vesting period. In accordance with FAS 123R, on August 28, 2005, the deferred compensation balance of $5,534 was reclassified to paid-in-capital.

Stock-based compensation expense recognized for restricted stock awards was $1,657, $804 and $151 for the fiscal year ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

Acquisitions

On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. J&L provides metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The purchase price for the acquisition was approximately $349,500 subject to certain post-closing purchase price adjustments of $9.7 million and certain further purchase price adjustments claimed by Kennametal, Inc., which are currently subject to arbitration. In addition, costs and fees of $7.1 million related to professional fees and other expenses will be included in the purchase price, in accordance with Generally Accepted Accounting Principles (“GAAP”). Preliminary post-closing purchase price adjustments that the Company has agreed to have been reflected below.

The acquisition of J&L was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (the “Purchase Method”) and accordingly, the acquired assets and liabilities were recorded at fair values.

The total preliminary post-closing purchase price to date has been determined under purchase accounting under GAAP as follows:

Cash paid at closing	$349,500
Post-closing purchase price adjustments(1)	9,688
Professional fees and other costs	7,130
Total purchase price	$366,318

(1)          The Company and Kennametal, Inc., the seller of J&L, are currently engaged in arbitration proceedings regarding further purchase price adjustments claimed by Kennametal, Inc., which are not material to the total purchase price and would not significantly affect the ongoing amortization of the intangible assets associated with the acquisition of J&L.

The acquisition was funded by borrowings under the Company’s new unsecured Credit Facility (as defined herein), which was closed simultaneously with the acquisition, and the remaining amount was funded from available cash reserves and the liquidation of investments in available-for-sale securities. The preliminary post-closing purchase price allocation is as follows:

Total current assets	$87,764
Intangible assets	78,120
Goodwill	208,450
Property, plant and equipment, net	9,639
Other assets	2,171
Total liabilities	(19,826)
Total purchase price	$366,318

The following unaudited pro forma financial information is for illustrative purposes only and presents the results of operations for the years ended August 26, 2006 and August 27, 2005, as though the acquisition of J&L occurred at the beginning of the respective periods.

The unaudited pro forma financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that actually would have been realized had MSC and J&L been a combined company during the specified periods. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings MSC may achieve with respect to the combined companies, nor do they include the effects of MSC’s repayment of the borrowings under the Credit Facility, with the exception of the optional loan repayments made in the fourth quarter of fiscal 2006. The unaudited pro forma financial information does not reflect any non-recurring charges, and any remaining post-closing purchase price adjustments to be resolved by the Company and Kennametal, Inc. in future periods. These adjustments could have the effect of the Company paying incremental purchase price, but which amount is not expected to be material in relation to the size of the overall transaction. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable at this point in time. The unaudited pro forma financial information for the year ended August 26, 2006 and August 27, 2005, was prepared by combining the historical statements of income of the Company and J&L.

(In thousands, except per share data)

	For The Fiscal Years Ended
	August 26,	August 27,
	2006	2005
Net sales	$1,526,394	$1,357,415
Net income	141,173	113,638
Diluted income per share	2.07	1.63

Credit Facility

On June 8, 2006, the Company, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc., for $349,500 subject to certain post-closing purchase price adjustments. The Company financed $205,000 of the purchase price with a portion of the proceeds of a new unsecured credit facility (the “Credit Facility”), which was closed simultaneously with the acquisition. The new Credit Facility includes a $205,000 term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75,000 revolver which is available for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. During the fourth quarter of fiscal 2006, the Company repaid $5,000 of the term loan, reducing the balance to $200,000. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at August 26, 2006 was 5.85%. Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 26, 2006, the Company was in compliance with the financial covenants of the Credit Facility.

Affiliates

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned by the Company’s principal shareholders. See Note 11 for discussion of related-party transactions with the various real estate entities.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s available-for sale securities are recorded at fair value based on quoted market prices. The fair value of the Company’s debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company’s debt at August 26, 2006 and August 27, 2005 approximates its fair value.

Foreign Currency

The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency translations have not been significant.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
Net income, as reported	$136,389	$112,270	$81,155
Unrealized losses on available-for-sale securities, net of tax.	—	(70)	(12)
Reclassification of unrealized loss on available-for-sale securities, net of tax.	82	—	—
Cumulative translation adjustment	27	—	—
Comprehensive income	$136,498	$112,200	$81,143

Website Development Costs

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

Geographic Regions

MSC sales and assets are predominantly generated from U.S. locations. Sales and assets related to the J&L UK branch and are not significant to the Company’s total operations.

Segment Reporting

The Company’s results of operations are reviewed by the Chief Executive Officer and the Chief Financial Officer on a consolidated basis and the Company operates in only one segment.

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 26, 2006, there were no shares of preferred stock issued or outstanding.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for the Company beginning on September 2, 2007. The Company is in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on its consolidated results of operations or financial condition.

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

The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively:

	Net Income			Shares			Net Income Per Share
	2006	2005	2004	2006	2005	2004	2006	2005	2004
BASIC EPS:
Net income	$136,389	$112,270	$81,155	66,827	67,934	67,056	$2.04	$1.65	$1.21
Effect of dilutive associate stock options	—	—	—	1,492	1,955	2,492	(.04)	(.04)	(.04)
DILUTED EPS:
Net income	$136,389	$112,270	$81,155	68,319	69,889	69,548	$2.00	$1.61	$1.17

Options to purchase approximately 20 shares of Class A common stock in fiscal 2005 were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

4.   INVESTMENTS

During fiscal 2006, all of the Company’s available-for-sale securities were sold and a loss of approximately $82 was realized. The following tables summarize the Company’s available-for-sale securities for the fiscal year ended August 27, 2005:

August 27, 2005	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Corporate Notes and Bonds	$11,998	$23	$(9)	$12,012
Municipal Notes and Bonds	32,614	—	(148)	32,466
Total available-for-sale securities:	$44,612	$23	$(157)	$44,478

5.   PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 26, 2006	August 27, 2005
Land	—	$11,600	$11,552
Building	40	57,734	51,132
Building and leasehold improvements	The lesser of the life of the lease or 31.5	19,224	19,005
Furniture, fixtures and equipment	3–15	74,504	59,826
Automobiles	5	365	427
Computer systems, equipment and software	3–5	75,567	64,108
		238,994	206,050
Less: accumulated depreciation and amortization		116,894	103,831
		$122,100	$102,219

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment is $1,226 and $1,268 at August 26, 2006 and August 27, 2005, respectively.

6.   INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
Current:
Federal	$69,294	$55,840	$45,271
State and local	13,726	11,431	9,232
	83,020	67,271	54,503
Deferred:
Federal	2,090	1,836	(2,163)
State and local	271	377	(454)
	2,361	2,213	(2,617)
Total	$85,381	$69,484	$51,886

Significant components of deferred tax assets and liabilities are as follows:

	August 26, 2006	August 27, 2005
Current and non-current deferred tax liabilities:
Depreciation	$(22,203)	$(22,009)
Deferred catalog costs	(4,686)	(4,658)
Goodwill	(2,423)	(883)
	(29,312)	(27,550)
Current and non-current deferred tax assets:
Accounts receivable	847	499
Inventory	4,559	4,966
Deferred compensation	2,006	703
Stock Based Compensation	2,653	372
Intangible Amortization	245	0
Internet investments	3,117	3,386
Other	3,979	3,626
Valuation allowance	(3,117)	(3,386)
	14,289	10,166
Net Deferred Tax Liabilities	$(15,023)	$(17,384)

The Company records a valuation allowance to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the impairment charge related to its Internet investments.

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.4	4.3	5.0
Other, net	(0.9)	(1.1)	(1.0)
Effective income tax rate	38.5%	38.2%	39.0%

7.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 26, 2006	August 27, 2005
Accrued payroll, bonus and fringe	$35,979	$27,475
Accrued advertising	4,119	4,955
Accrued sales, property and income taxes	13,761	12,868
Accrued acquisition costs(1)	10,222	—
Accrued treasury stock purchases	6,334	—
Accrued other(2)	17,592	10,782
Total accrued liabilities	$88,007	$56,080

(1)          These represent costs related to the acquisition of J&L that were unpaid as of August 26, 2006. As such, this amount was not reflected in the statement of cash flows for the period ended August 26, 2006. Estimates are still preliminary and subject to change.

(2)          Included in this amount is an estimate of J&L exit costs of $4.2 million. The accrual includes costs for severance and costs related to the closure of the J&L customer fulfillment centers. Estimates are still preliminary and subject to change.

8.   LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

	August 26, 2006	August 27, 2005
Revolving credit agreement(1)	$—	$—
Credit facility(1)	200,000	—
Term notes payable(2)	829	981
	200,829	981
Less: current portion	7,843	151
	$192,986	$830

(1)          On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc., for $349,500 subject to certain post-closing purchase price adjustments. The Company financed $205,000 of the purchase price with a portion of the proceeds of a new unsecured Credit Facility, which was closed simultaneously with the acquisition. The new Credit Facility includes a $205,000 million term loan, which was drawn in entirety to provide the funding for the acquisition, and a $75,000 revolver which is available for working capital purposes. There are currently no borrowings outstanding under the revolving credit facility. The loan is due for repayment in full on June 8, 2011. Principal payments will begin on June 30, 2007, and will be made in quarterly installments in accordance with the credit agreement. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. During the fourth quarter of fiscal 2006, we repaid $5,000 of the term loan, reducing the balance to $200,000. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at August 26, 2006 was 5.85%. Under the terms of the Credit Facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 26, 2006, the Company was in compliance with the financial covenants of the Credit Facility.

(2)          The term notes payable consist of notes payable to the Pennsylvania Industrial Development Authority which are secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located and bears interest at 3% per annum payable in monthly installments of approximately $15 (includes principal and interest) through September 2011.

Maturities of notes payable are as follows:

Fiscal Year
2007	$7,843
2008	33,473
2009	43,728
2010	59,108
2011	56,663
Thereafter	14
$200,829

9.   CAPITAL STOCK AND DIVIDENDS

Treasury Stock Purchases

On September 26, 2002, the Board of Directors of the Company approved the replenishment of the Company’s stock repurchase plan (the “Plan”) that allows for the repurchase of up to 5,000 shares of the Company’s Class A common stock. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 of the Securities Act of 1933, as amended. During fiscal 2006 and fiscal 2005, the Company repurchased 690 shares and 3,467 shares, respectively, of its Class A common stock for $27,173 and $104,759, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. On June 29, 2005, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000 shares. At August 26, 2006, the maximum number of shares that the Company may repurchase under the Plan was 4,310 shares.

The Company reissued approximately 68 and 71 shares of treasury stock during fiscal 2006 and fiscal 2005, respectively, to fund the associate stock purchase plan (Note 10). During the first quarter of fiscal 2007, to date, the Company repurchased 128 shares of its Class A common stock for $4,935.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. In fiscal 2005, in addition to the regular quarterly cash dividends, on June 29, 2005, the Board of Directors approved a special cash dividend of $1.50 per share, which resulted in a cash payout of approximately $99,762, on August 15, 2005 to holders of record on August 8, 2005.

On October 16, 2006, the Board of Directors approved a quarterly dividend of $0.14 per share payable on November 16, 2006 to shareholders of record at the close of business on November 2, 2006. The dividend of $0.14 per share will result in a quarterly payout of approximately $9,400.

10.   ASSOCIATE BENEFIT PLANS

Stock Compensation Plans

2005 Omnibus Equity Plan

The 2005 Omnibus Equity Plan replaced the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the “Previous Plans”). The Omnibus Equity Plan covers 3,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not made by previous grants made under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the Previous Plans. However, existing awards under the Previous Plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Stock Options

A summary of the status of the Company’s stock options at August 26, 2006, August 27, 2005 and August 28, 2004 and changes during the years then ended is presented in the table and narrative below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding—beginning of year	3,625	$17.80	4,807	$15.79	6,820	$14.09
Granted	395	37.76	362	32.55	718	23.63
Exercised	(926)	15.91	(1,471)	14.88	(2,659)	13.55
Cancelled/forfeited	(163)	27.16	(73)	17.93	(72)	15.03
Outstanding—end of year	2,931	20.57	3,625	17.80	4,807	15.79
Exercisable—end of year	1,719	15.92	1,884	14.93	2,324	15.08
Weighted average fair value of options granted	$10.52		$14.34		$12.63

The total intrinsic value of options exercised during the fiscal year ended August 26, 2006, August 27, 2005 and August 28, 2004 was $26,347, $29,014, and $40,898 respectively. As of August 26, 2006, the total intrinsic value of options exercisable was $38,802, and the total intrinsic value of options outstanding was $52,525. The unrecognized share-based compensation cost related to stock option expense at August 26, 2006 was $8,582 and will be recognized over a weighted average of 2.45 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life (years)	4.7	5.5	7.5
Risk-free interest rate	3.1%	3.6%	4.0%
Volatility	30.2%	48.7%	51.1%
Dividend yield	1.20%	1.23%	0.85%

The following table summarizes information about stock options outstanding at August 26, 2006:

Range of Exercise Prices	Number of Options Outstanding at August 26, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 26, 2006	Weighted Average Exercise Price
$7.75–$11.63	152	3.2	$7.77	152	$7.77
11.64–17.46	1,475	4.2	14.35	1,179	14.31
17.47–26.21	616	6.2	22.39	287	21.25
26.22–39.33	653	5.8	34.75	101	31.75
39.34–41.93	35	7.9	40.95	—	—
	2,931		$20.57	1,719	$15.92

Restricted Stock (Unvested Stock)

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the fiscal year ended August 26, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 27, 2005	194	$33.40
Granted	127	42.84
Vested	—	—
Forfeited/Canceled	(22)	35.71
Outstanding on August 26, 2006	299	$37.24

The unrecognized compensation cost related to the unvested restricted shares at August 26, 2006 is $7,728 and will be recognized over a weighted-average period of 3.97 years.

Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each stock purchase period. The associates purchased approximately 68 and 71 shares of common stock during fiscal 2006 and 2005 pursuant to this plan at an average per share price of $34.23 and $25.37, respectively. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. As of August 26, 2006, approximately 245 shares remain reserved for issuance under this plan.

On October 16, 2006, the Compensation Committee and the Board of Directors approved an amendment to the Associate Stock Purchase Plan. The amendment modifies the definition of “Purchase Price” under the Associate Stock Purchase Plan to 90% of the Fair Market Value (as defined in the Associate Stock Purchase Plan) of the Class A Common Stock as of the Exercise Date (as defined in the Associate Stock Purchase Plan). The amendment is effective February 1, 2007.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2006, 2005, and 2004, the Company contributed $2,092, $1,743 and $1,594, respectively, to the plan. The Company contributions are discretionary.

11.   COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, two of which are leased from affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2010. At August 26, 2006, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2007	$11,704	$1,745
2008	10,634	1,745
2009	8,653	1,747
2010	4,463	1,745
2011	3,493	1,687
Thereafter	25,842	21,082
Total	$64,789	$29,751

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2006, 2005 and 2004 was approximately $6,495, $5,487 and $5,261, respectively, including approximately $1,734, $1,734 and $1,794, respectively, paid to affiliates. In the opinion of the Company’s management, the leases with affiliates are on terms which approximate fair market value.

Employment Agreements

The Company has entered into various employment/severance agreements with certain former management. The agreements contain non-compete clauses for the term of the agreement. Payments related to these agreements will be made as follows:

Fiscal Year
2007	$2,591
2008	482
2009	338
Total	$3,411

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

MSC Industrial Direct Company, Inc.’s management assessed the effectiveness of MSC Industrial Direct Company, Inc.’s internal control over financial reporting as of August 26, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, MSC Industrial Direct Company, Inc.’s management concluded that MSC Industrial Direct Company, Inc.’s internal control over financial reporting was effective as of August 26, 2006.

The Company acquired J&L America, Inc., DBA J&L Industrial Supply, a former subsidiary of Kennametal, Inc., on June 8, 2006 and has excluded J&L Industrial Supply from its assessment of and conclusion on the effectiveness of internal control over financial reporting. For the year ended August 26, 2006, J&L Industrial Supply accounted for 5.2% of the Company’s total net revenue. As of August 26, 2006, J&L Industrial Supply accounted for 10.8% of the Company’s total assets, excluding $284.7 million of goodwill and other intangible asset amounts that were recorded in connection with the acquisition.

There were no changes in MSC Industrial Direct Company’s, Inc.’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, MSC Industrial Direct Company, Inc.’s internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of MSC Industrial Direct Company, Inc.’s internal control over financial reporting as of August 26, 2006, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MSC Industrial Direct Co., Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of J&L America, Inc. which are included in the fiscal 2006 consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries and constituted 10.8% of total assets as of August 26, 2006, excluding $284.7 million of goodwill and other intangible asset amounts recorded in connection with the acquisition, and 5.2% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of MSC Industrial Direct Co., Inc. and Subsidiaries did not include an evaluation of the internal control over financial reporting of J&L America, Inc.

In our opinion, management’s assessment that MSC Industrial Direct Co., Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 26, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MSC Industrial Direct Co., Inc. and

Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 26, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 26, 2006 and August 27, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2006 and our report dated November 3, 2006 expressed an unqualified opinion.

/s/ ERNST & YOUNG LLP
Melville, NY
November 3, 2006

ITEM 9B.       OTHER INFORMATION.

None.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the annual meeting of stockholders to be held in January 2007 (the “2006 Proxy Statement”), which is incorporated herein by this reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and senior financial officers. The Company makes its code of ethics available free of charge through its internet website, www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its code of ethics in accordance with all applicable laws and regulations.

Excluding J&L, the Company has also adopted a separate Code of Business Conduct applicable to the Board of Directors, the Company’s officers and all of the Company’s associates. The Code of Business Conduct is posted on the Company’s website, www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its Code of Business Conduct in accordance with all applicable laws and regulations.

Printed copies of all of the foregoing are available to any shareholder requesting a copy by writing to: Corporate Secretary, MSC Industrial Direct Co., Inc., 75 Maxess Road, Melville, New York 11747.

ITEM 11.         EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the 2006 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 35 herein.

a.    Exhibits

Exhibit No.	Description
2.01

Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006).

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

10.18	Summary of MSC Industrial Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 117514), as amended).
10.19	2005 Omnibus Equity Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 3, 2006 filed with the Commission on December 2, 2005).
10.20

Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and David Sandler dated as of December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.21

Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Charles A. Boehlke, Jr. dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.22

Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and James Schroeder dated as of December 27, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.23

Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Shelley Boxer dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.24

Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Eccleston dated as of December 27, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.25

Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Cox dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.26

Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Erik David Gershwind dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.27

Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Eileen McGuire dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.28

Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Douglas E. Jones dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.29

Credit Agreement among MSC Industrial Direct Co., Inc. as Borrower, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank as co-documentation agents, dated as of June 8, 2006(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2006).

10.30

Severance Agreement dated as of March 16, 2006 by and between Ross Anker and MSC Industrial Direct Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2006.

10.31

Employment Agreement dated as of March 14, 2006 between J&L America, Inc. (DBA J&L Industrial Supply) and Michael Wessner(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 6, 2006).

10.32	Amendment No. 3 to Registrant’s Associate Stock Purchase Plan.**
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

**            Filed herewith.

Financial Statement Schedules

For the three fiscal years ended August 26, 2006.

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

MSC INDUSTRIAL DIRECT CO., INC.
	By:	/s/ DAVID SANDLER
David Sandler
Dated: November 8, 2006		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MITCHELL JACOBSON	Chairman of the Board of	November 8, 2006
Mitchell Jacobson	Directors
/s/ DAVID SANDLER	Chief Executive Officer, President	November 8, 2006
David Sandler	and Director
/s/ CHARLES BOEHLKE	Executive Vice President, Chief	November 8, 2006
Charles Boehlke	Financial Officer and Director
/s/ ROGER FRADIN	Director	November 8, 2006
Roger Fradin
/s/ DENIS KELLY	Director	November 8, 2006
Denis Kelly
/s/ RAYMOND LANGTON	Director	November 8, 2006
Raymond Langton
/s/ PHILIP PELLER	Director	November 8, 2006
Philip Peller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MSC Industrial Direct Co., Inc. and Subsidiaries

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 26, 2006 and August 27, 2005, and for each of the three years in the period ended August 26, 2006, and have issued our report thereon dated November 3, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Melville, NY
November 3, 2006

S-1

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 28, 2004
Allowance for doubtful accounts(1)	$2,617	$1,761	$—		$1,931	(3)	$2,447
Restructuring and relocation charges(2)	$473	$—	$—		$198		$275
Valuation allowance on deferred tax assets	$3,386	$—	$—		$—		$3,386
Deducted from asset accounts:
For the fiscal year ended August 27, 2005
Allowance for doubtful accounts(1)	$2,447	$2,711	$—		$2,611	(3)	$2,547
Restructuring and relocation charges(2)	$275	$—	$—		$275		$—
Valuation allowance on deferred tax assets	$3,386	$—	$—		$—		$3,386
Deducted from asset accounts:
For the fiscal year ended August 26, 2006
Allowance for doubtful accounts(1)	$2,547	$2,506	$1,482	(4)	$1,621	(3)	$4,914
Valuation allowance on deferred tax assets	$3,386	$—	$—		$—		$3,386

(1)          Included in accounts receivable.

(2)          Included in accrued liabilities.

(3)          Comprised of uncollected accounts charged against the allowance.

(4)          Amount related to the acquisition of J&L.

S-2