Form 10-Q
period 2006-11-25
MSC INDUSTRIAL DIRECT CO INC
filed 2007-01-04
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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

As of January 3, 2007, 47,179,309 shares of Class A common stock and 18,839,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading “Risk Factors”. Factors that may cause these differences include, but are not limited to:

•  the Company’s ability to timely and efficiently integrate the J&L America, Inc. (“J&L”) business and realize the anticipated revenue and cost synergies from the transaction;

•  changing customer and product mixes;

•  changing market conditions and industry consolidation;

•  competition;

•  general economic conditions in the markets in which the Company operates;

•  rising commodity and energy prices;

•  risk of cancellation or rescheduling of orders;

•  work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;

•  risk of war, terrorism and similar hostilities;

•  dependence on our information systems;

•  dependence on key personnel; and

•  other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I.   FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Balance Sheets
(In thousands, except share data)

	November 25, 2006	August 26, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,341	$7,718
Accounts receivable, net of allowance for doubtful accounts of $5,181 and $4,914, respectively	184,755	185,734
Inventories	306,525	298,391
Prepaid expenses and other current assets	18,776	21,341
Deferred income taxes	16,058	14,289
Total current assets	536,455	527,473
Property, plant and equipment, net	123,476	122,100
Goodwill	272,568	271,652
Identifiable intangibles, net	76,597	76,292
Other assets	13,902	16,781
Total Assets	$1,022,998	$1,014,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57,934	$56,877
Accrued liabilities	91,663	88,007
Current maturities of long-term notes payable	15,531	7,843
Total current liabilities	165,128	152,727
Long-term notes payable	185,259	192,986
Deferred income tax liabilities	30,374	29,312
Total liabilities	380,761	375,025
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,671,981 and 57,475,835 shares issued, and 47,469,874 and 48,087,141 shares outstanding, respectively	58	57
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,839,874 shares issued and outstanding	19	19
Additional paid-in capital	383,199	379,630
Retained earnings	508,471	477,305
Cumulative translation adjustment	306	27
Class A treasury stock, at cost, 10,202,107, and 9,388,694 shares, respectively	(249,816)	(217,765)
Total shareholders’ equity	642,237	639,273
Total Liabilities and Shareholders’ Equity	$1,022,998	$1,014,298

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005
Net sales	$402,012	$295,906
Cost of goods sold	216,321	157,046
Gross profit	185,691	138,860
Operating expenses	116,485	87,336
Income from operations	69,206	51,524
Other Income (Expense):
Interest expense	(3,206)	(7)
Interest income	276	854
Other (expense) income, net	(21)	93
Total other (expense) income	(2,951)	940
Income before provision for income taxes	66,255	52,464
Provision for income taxes	25,959	20,529
Net income	$40,296	$31,935
Per Share Information (Note 1):
Net income per common share:
Basic	$0.61	$0.48
Diluted	$0.60	$0.47
Weighted average shares used in computing net income per common share:
Basic	66,480	66,376
Diluted	67,712	67,787
Cash dividends declared per common share	$0.14	$0.12

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statement of Shareholders’ Equity
Thirteen weeks ended November 25, 2006
(In thousands)
(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	at Cost	Total
Balance at August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$639,273
Exercise of common stock options, including income tax benefits of $456	52	1	—	—	1,319	—	—	—	—	1,320
Common stock issued under associate stock purchase plan	—	—	—	—	—	247	—	(17)	322	569
Grants of restricted stock, net of cancellations	143	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	669	—	—	—	—	669
Share-based payment expense	—	—	—	—	1,581	—	—	—	—	1,581
Purchase of treasury stock	—	—	—	—	—	—	—	830	(32,373)	(32,373)
Cash dividends paid	—	—	—	—	—	(9,377)	—	—	—	(9,377)
Cumulative translation adjustment	—	—	—	—	—	—	279	—	—	279
Net income	—	—	—	—	—	40,296	—	—	—	40,296
Comprehensive income										40,575
Balance at November 25, 2006	57,671	$58	18,840	$19	$383,199	$508,471	$306	10,202	$(249,816)	$642,237

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005
Cash Flows from Operating Activities:
Net income	$40,296	$31,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,237	3,140
Gain on sale of securities	—	(366)
Stock-based compensation	2,250	2,380
Provision for doubtful accounts	793	651
Deferred income taxes	(707)	(890)
Amortization of bond premiums	—	80
Reclassification of excess tax benefits from stock-based compensation	(440)	(1,980)
Changes in operating assets and liabilities:
Accounts receivable	186	(9,967)
Inventories	(8,134)	(7,104)
Prepaid expenses and other current assets	2,844	2,924
Other assets	2,833	2,363
Accounts payable and accrued liabilities	10,597	12,561
Total adjustments	16,459	3,792
Net cash provided by operating activities	56,755	35,727
Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	—	70,282
Purchases of investments in available-for-sale securities	—	(53,002)
Business acquisition	(8,976)	—
Expenditures for property, plant and equipment	(6,349)	(2,697)
Net cash (used in) provided by investing activities	(15,325)	14,583
Cash Flows from Financing Activities:
Purchase of treasury stock	(31,264)	—
Payment of cash dividends	(9,377)	(7,991)
Reclassification of excess tax benefits from stock-based compensation	440	1,980
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	569	430
Proceeds from exercise of Class A common stock options	864	4,648
Repayments of notes payable	(39)	(37)
Net cash used in financing activities	(38,807)	(970)
Net increase in cash and cash equivalents	2,623	49,340
Cash and cash equivalents—beginning of period	7,718	41,020
Cash and cash equivalents—end of period	$10,341	$90,360
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4,642	$2,760
Cash paid for interest	$2,021	$7

See accompanying notes.

Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Note 1.   Basis of Presentation

MSC Industrial Direct Co., Inc. (“MSC”) was incorporated in the State of New York on October 24, 1995. The accompanying consolidated financial statements include MSC and all of its subsidiaries, and is hereinafter referred to collectively as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

MSC acquired J&L America, Inc., DBA J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc., on June 8, 2006. The results of J&L are included in the current period, however, J&L’s results prior to June 8, 2006 are not included in the consolidated statement of income or consolidated statement of cash flows for the fiscal 2006 period, as discussed herein.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirteen weeks of fiscal 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005
Net income for EPS Computation	$40,296	$31,935
Basic EPS:
Weighted average Common shares	66,480	66,376
Basic EPS	$0.61	$0.48
Diluted EPS:
Weighted average Common shares	66,480	66,376
Shares issuable from assumed conversion of Common stock equivalents	1,232	1,411
Weighted average Common and Common equivalent shares	67,712	67,787
Diluted EPS	$0.60	$0.47

Note 2.   Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) FAS 123R. The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen week periods ended November 25, 2006 and November 26, 2005 was $1,581 and $2,137, respectively. Tax benefits related to this expense for the thirteen week periods ended November 25, 2006 and November 26, 2005 was $389 and $398, respectively; resulting in a reduction in net income of $1,192 ($0.02 per share) for the thirteen week period ended November 25, 2006 and $1,739 ($0.03 per share) for the thirteen week period ended November 26, 2005. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	November 25, 2006	November 26, 2005
Expected life (years)	4.8	4.7
Risk-free interest rate	4.72%	3.11%
Expected volatility	33.2%	30.2%
Expected dividend yield	1.20%	1.20%

A summary of the activity of the Company’s stock option plans for the thirteen weeks ended November 25, 2006 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 26, 2006	2,931	$20.57
Granted	441	$42.78
Exercised	(52)	$16.50
Forfeited/Canceled	(2)	$23.13
Outstanding on November 25, 2006	3,318	$23.58	5.02	$54,239
Exercisable on November 25, 2006	2,224	$17.40	4.31	$50,108

The weighted-average grant-date fair value for the thirteen week periods ended November 25, 2006 and November 26, 2005 was $13.93 and $10.28, respectively. The total intrinsic value of options exercised during the thirteen week periods ended November 25, 2006 and November 26, 2005 was $1,258 and $7,412, respectively. The unrecognized share-based compensation cost related to stock option expense at November 25, 2006 is $13,154 and will be recognized over a weighted average of 2.98 years.

Stock-based compensation expense recognized for restricted stock awards was $669 and $243 for the thirteen week periods ended November 25, 2006 and November 26, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at November 25, 2006 is $7,927 and will be recognized over a weighted-average period of 3.75 years.

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the thirteen weeks ended November 25, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 26, 2006	299	$37.24
Granted	147	42.56
Vested	—	—
Forfeited/Canceled	(4)	35.62
Outstanding on November 25, 2006	442	$39.02

Note 3.   Available-For-Sale Securities

As of August 26, 2006, all available-for-sale securities were sold. The Company’s investments were classified as available-for sale and were recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on investments were included as a separate component of accumulated other comprehensive income (loss), net of the related tax effect.

The cost of debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization was included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities was included in interest income. The cost of securities sold was based on the first-in, first-out method.

Note 4.   Comprehensive Income

The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005
Net income as reported:	$40,296	$31,935
Unrealized gains (losses) on available-for-sale securities, net of tax benefit, for the period	—	(1)
Cumulative translation adjustment	279	—
Comprehensive income	$40,575	$31,934

Note 5.   Notes Payable

At August 26, 2006 and November 25, 2006, the Company had term loan borrowings outstanding under its credit facility of $200,000. Principal payments begin in June 2007, and will be made in quarterly installments in accordance with the credit agreement, with a final payment due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The Company also has available a $75,000 revolving credit facility. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at November 25, 2006 was 5.82%. Under the terms of the credit facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 25, 2006, the Company was in compliance with the operating and financial covenants of the credit facility.

The Company also has a long term note payable in the amount of $790 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 6.   Shareholders’ Equity

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

The Company is authorized to repurchase up to 5,000 shares of the Company’s Class A common stock under its stock repurchase plan (the “Plan”). The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. During the first thirteen weeks of fiscal 2007, the Company repurchased approximately 830 shares of its Class A common stock for approximately $32,373, which is reflected at cost as treasury stock in the accompanying consolidated financial statements, of which, approximately $7,443 was settled and paid subsequent to November 25, 2006. The Company reissued approximately 17 shares of treasury stock during the first thirteen weeks of fiscal 2007 to fund the Associate Stock Purchase Plan.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of November 25, 2006, there were no shares of preferred stock issued or outstanding.

The Company paid a dividend of $9,377 on November 16, 2006 to shareholders of record at the close of business on November 2, 2006. On January 2, 2007, the Board of Directors declared a dividend of $0.14 per share payable on January 23, 2007 to shareholders of record at the close of business on January 9, 2007. The dividend will result in a payout of approximately $9,200, based on the number of shares outstanding at January 3, 2007.

Note 7.   Product Warranties

The Company offers a maximum one-year warranty, including parts and labor, for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 25, 2006 and November 26, 2005 has been minimal.

Note 8.   Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. It is the opinion of management that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 9.   Acquisition

On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. The purchase price for the acquisition was $349,500 subject to certain post-closing purchase price adjustments. During the thirteen week period ended November 25, 2006, the Company paid $8,626 for post-closing purchase price adjustments. As a result of a binding arbitration ruling, the Company paid $3,496 to Kennametal in December 2006.

Note 10.   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company believes that SAB No. 108 will not have an impact on our consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for the Company beginning on September 2, 2007. The Company is in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

MSC acquired J&L America, Inc., DBA J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc., on June 8, 2006. The results of J&L are included in the current period, however, J&L’s results prior to June 8, 2006 are not included in the consolidated statement of income or consolidated statement of cash flows for the fiscal 2006 period as discussed herein. The acquisition is expected to be neutral to our earnings per share through most of fiscal 2007, becoming accretive to earnings towards the end of fiscal 2007. The acquisition is expected to be accretive to earnings in fiscal 2008 and beyond as synergies are realized.

J&L estimates their number of stock-keeping units (“SKUs”) at approximately 160,000. We estimate that a majority of these SKUs are comparable to the SKU’s currently offered by MSC. We are currently working on validating such amounts to be able to report this data on a consolidated basis. This information is not included in this Quarterly Report on Form 10-Q. When J&L is fully integrated with MSC (which is expected to be completed by the late spring of fiscal 2007) the information will be reported as a consolidated total.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. Excluding J&L, we offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from seven customer fulfillment centers and 96 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

The Company continued to benefit from a solid U.S. economy as well as the execution of its growth strategies to increase revenues. Net sales increased 35.9% for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006. J&L accounted for approximately two-thirds of the net sales growth. We have been able to gain market share in the national account and government program (the “Large Account Customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to continuing to increase the number of field sales associates in existing markets, during the first quarter of fiscal 2007, the Company opened a new branch in the Fresno, California area with its own field sales force as part of the Company’s growth strategy. Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirteen week period ended November 25, 2006. The Company has increased the number of field sales associates (including J&L associates and those in the new branch) to 739 at November 25, 2006, as compared to 546 at November 26, 2005. We expect that the number of field sales associates will increase to approximately 750 by the end of the second quarter of fiscal 2007. See below describing recent weakness in the Institute for Supply Management (“ISM”) index and the anticipated impact on our sales growth.

Our gross profit margins have decreased to 46.2% for the thirteen week period ended November 25, 2006, as compared to 46.9% for the same period in fiscal 2006. This is primarily as a result of the J&L lower gross margins as compared to MSC’s margins, offset by the benefits of certain purchasing initiatives.

Operating expenses increased as a result of the operating expenses incurred for J&L and increased sales volume related expenses (primarily payroll related costs and freight expenses), for the thirteen week period ended November 25, 2006 as compared to the same period in fiscal 2006. J&L’s lower operating margin, partially offset by the effect of lower than budgeted operating expenses, resulted in a decrease to operating margins for the thirteen week period ended November 25, 2006 to 17.2% as compared to 17.4% for the same period in fiscal 2006. We expect operating expenses to continue to increase through the remainder of fiscal 2007 as a result of costs to be incurred related to the integration of J&L, increased sales volume, and payroll related to the expected increase in headcount.

We anticipate cash flows from operations and available cash reserves, will be adequate to support our operations for at least the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 72% of our revenues (excluding J&L) came from sales in the manufacturing sector during the thirteen weeks ended November 25, 2006, including some Large Account Customers. We have seen a downward trend in the ISM in recent months. It has declined from its fiscal 2006 high of 59.4% for the month of September 2005 to 51.4% for the month of December 2006. The weakening ISM has modestly impacted our revenue growth, and if the ISM continues to decline, our revenue growth will probably follow this trend. As a result, we have become more selective in implementing growth initiatives, are investing in higher growth areas, taking advantage of opportunity buys and purchasing lower priced imported products to generate higher margins than branded products. We anticipate that this will allow us to grow our net income faster than our revenues. We believe that companies will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Net Sales	$402,012	$295,906	35.9%

Net Sales grew 35.9% for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006. J&L accounted for approximately two-thirds of the net sales growth. Of the remaining net sales growth, we estimate approximately 42% of other revenue growth was attributable to our increase in prices on certain SKUs, based on market conditions in accordance with our pricing strategy, approximately 34% of other revenue growth is attributable to the growth of our Large Account Customer programs and the remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts, for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006. Excluding J&L, sales to manufacturing and non-manufacturing sectors grew 10.5% and 13.5%, respectively, during the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006.

Our growth in the Large Account Customer programs has allowed us to diversify our customer mix and revenue base. As a result of this diversification (these customers tend to order larger amounts) and the solid U.S. economy, our average order size has increased to approximately $291 (excluding J&L) in the first quarter of fiscal 2007 from $271 in the first quarter of fiscal 2006. We believe that our ability to transact with these customers and others through various portals and directly through our website, mscdirect.com, gives us a competitive advantage over smaller suppliers, since large customers require advanced e-commerce capabilities that the smaller suppliers generally do not possess. Sales through our website, mscdirect.com, increased to approximately $74.1 million for the thirteen week period ended November 25, 2006, an increase of 33.8% as compared to the same period in fiscal 2006. As our Large Account Customer programs continue to grow, we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on our Large Account Customer business. The primary reasons for the increase in sales to Large Account Customers, as well as new and existing core customers, during the thirteen week period ended November 25, 2006, is a combination of the success of our sales force in expanding the business from existing and new accounts as well as the continued strength of the U.S. economy. The Company grew the field sales force to 739 associates at November 25, 2006, an increase of approximately 35.3% from sales associate level of 546 at November 26, 2005, as a result of the J&L acquisition and our strategy to acquire new accounts and expand existing accounts across all customer types. As mentioned above, the ISM has weakened in recent months and has had a modest impact on our sales growth and our sales growth rate may continue to decline if the ISM does not rise to higher levels.

We introduced approximately 22,000 new SKUs in our fiscal 2007 catalog and removed approximately 29,000 slower selling SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Gross Profit	$185,691	$138,860	33.7%
Gross Profit Margin	46.2%	46.9%

The decrease in gross margin is a result of J&L’s overall lower gross margins, partially offset by initiatives to buy better and to increase the volume of imported goods. These items generally have higher gross margins compared to their branded counterparts.

Operating Expenses

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Operating Expenses	$116,485	$87,336	33.4%
Percentage of Net Sales	29.0%	29.5%

The increase in operating expenses in dollars for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006, was primarily the result of the additional operating expenses incurred as a result of the J&L acquisition. In total, J&L accounted for approximately three-quarters of the increase in operating expenses, which includes the amortization of intangible assets of $2.0 million, for the thirteen week period ended November 25, 2006. Excluding J&L, operating expenses increased primarily due to an increase in payroll and payroll related costs, and an increase in freight expense to support increased sales.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to increase the field sales force to approximately 750 by the end of our second quarter of fiscal 2007, which will result in increased payroll and payroll related costs.

We have experienced an increase in medical costs of our self-insured group health plan for the thirteen weeks ended November 25, 2006, as compared to the same period in fiscal 2006. The medical expense increase in dollars is a result of the increase in the number of participants, primarily from the J&L acquisition. However, these medical costs are comparable to the costs we incurred in the fourth quarter of fiscal 2006. It is uncertain as to whether this trend will continue through the remainder of fiscal 2007.

As a percentage of net sales, operating expenses decreased from 29.5% to 29.0%, primarily as the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Income from Operations	$69,206	$51,524	34.3%
Percentage of Net Sales	17.2%	17.4%

The increase in income from operations for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the acquisition of J&L, a business with lower operating and gross margins as compared to MSC, offset by the distribution of expenses over a larger revenue base.

Interest Expense

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Interest Expense	$(3,206)	$(7)	45,700.0%

The increase in interest expense for the thirteen week period ended November 25, 2006, as compared to same period in fiscal 2006, is a result of the borrowings in connection with the J&L acquisition in the fourth quarter of fiscal 2006. Borrowings outstanding at November 25, 2006 were approximately $200.8 million as compared to approximately $0.9 million at November 26, 2005.

Interest Income

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Interest Income	$276	$854	(67.7)%

The decrease in interest income for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006, is a result of lower cash and investment balances due to the acquisition of J&L and the repurchase of our Class A common stock in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$25,959	$20,529	26.5%

The effective tax rate for the thirteen week period ended November 25, 2006 is consistent with the comparable period in fiscal 2006.

Net Income

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005	Percentage Change
	(Dollars in thousands)
Net Income	$40,296	$31,935	26.2%
Diluted Earnings Per Share	$0.60	$0.47	27.7%

The factors which affected net income for the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen week period ended November 25, 2006 was impacted by the repurchase of our Class A common stock in fiscal 2006 as well as repurchases made in the current quarter, which resulted in fewer shares outstanding at November 25, 2006.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. However, as a result of the acquisition of J&L in fiscal 2006, we incurred additional borrowings under a term loan. At November 25, 2006 total borrowings outstanding were $200.8 million, as compared to $0.9 million as of November 26, 2005.

At August 26, 2006 and November 25, 2006, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and will be made in quarterly installments in accordance with the credit agreement, with a final payment due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. We also have available a $75.0 million revolving credit facility. The interest rate payable for these borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at November 25, 2006 was 5.82%. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 25, 2006, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months. During the second quarter of fiscal 2007, to date, we drew down on the $75.0 million revolving credit facility, and we currently have an outstanding balance of $30.0 million.

Net cash provided by operating activities for the thirteen week periods ended November 25, 2006 and November 26, 2005 was $56.8 million and $35.7 million, respectively. The increase of $21.1 million in net cash provided by operating activities resulted primarily from higher net income in fiscal 2006 and less growth in accounts receivable during the thirteen week period ended November 25, 2006, as compared to the same period in fiscal 2006.

Net cash used in investing activities for the thirteen week period ended November 25, 2006 was $15.3 million and represents payments for the acquisition of J&L and expenditures for property, plant and equipment. The net cash provided by investing activities for the thirteen week period ended November 26, 2005 was $14.6 million, and represents net proceeds related to available-for-sale security transactions offset by expenditures for property, plant and equipment.

Net cash used in financing activities for the thirteen week periods ended November 25, 2006 and November 26, 2005 was $38.8 million and $1.0 million, respectively. The increase in the net cash used in financing activities is primarily the result of the repurchase of shares of our Class A common stock in the first quarter of fiscal 2007.

We reissued approximately 17,000 shares of treasury stock during the first thirteen weeks of fiscal 2007 to fund the Associate Stock Purchase Plan. During the first quarter of fiscal 2007, we repurchased 829,764 shares of our Class A common stock for approximately $32.4 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements, of which, approximately $7.4 million was settled and paid subsequent to November 25, 2006. Subsequent to November 25, 2006, to date, the Company repurchased 298,436 additional shares of its Class A common stock for approximately $11.7 million. We may make future repurchases based on market conditions and other investment criteria. We have adequate reserves to fund such future repurchases.

We paid a dividend of $9.4 million on November 16, 2006 to shareholders of record at the close of business on November 2, 2006. On January 2, 2007, the Board of Directors declared a dividend of

$0.14 per share payable on January 23, 2007 to shareholders of record at the close of business on January 9, 2007. The dividend will result in a payout of approximately $9.2 million, based on the number of shares outstanding at January 3, 2007.

As a result of implementing operational enhancements and expansions in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2007. We have adequate resources to fund these plans out of cash and our $75.0 million revolving credit facility.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by our principal shareholders. We paid rent under operating leases to Affiliates for the first thirteen weeks of fiscal 2007 of approximately $0.4 million. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2010.

Since August 26, 2006 there has been no material change in these obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

We make estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006. The accounting policies described below are impacted by our critical accounting estimates.

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

Inventory Valuation Reserve

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales. Each quarter items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory. The acquisition of J&L did not have a material adverse effect, relative to the increased level of inventory, on our inventory valuation reserve.

Sales Returns

We establish a reserve for anticipated sales returns based on historical return rates. The return rates are periodically analyzed for changes in current return trends. Historically, material adjustments to the estimated sales reserve have rarely been required based on actual returns. If future returns are materially different than estimated returns, an adjustment to the sales return reserve may be required.

Reserve for Self-insured Group Health Plan

We have a self-insured group health plan. We are responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for these incurred but not reported (“IBNR”) amounts is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

New Accounting Pronouncements

See Note 10 to the accompanying financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

At August 26, 2006 and November 25, 2006, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and will be made in quarterly installments in accordance with the credit agreement, with a final payment due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. We also have available a $75.0 million revolving credit facility. The interest rate payable for these borrowings is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the Company at November 25, 2006 was 5.82%. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 25, 2006, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

We also have a long-term note payable in the amount of approximately $790,000 to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

Our interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents.

Item 4.        Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the first fiscal quarter ended November 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.     Risk Factors

Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended August 26, 2006. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Form 10-K.

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of November 25, 2006 there were 47,469,874 shares of Class A common stock outstanding. In addition, 3,318,059 options to purchase shares of Class A common stock granted under the Company’s stock option plans and the Omnibus Equity Plan remain outstanding. As of November 25, 2006, options to purchase an additional 2,256,034 shares of Class A common stock were unissued under the Company’s Omnibus Equity Plan. A total of 228,942 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the thirteen week period ended November 25, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/27/06 – 09/30/06	128,200	$38.49	128,200	4,181,800
10/01/06 – 10/28/06	—	$—	—	4,181,800
10/29/06 – 11/25/06	701,564	$39.11	701,564	3,450,236
Total	829,764	$39.01	829,764

(1)   Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.

(2)   During fiscal 1999, the Board of Directors approved the Company’s stock repurchase plan to allow for the repurchase of up to 5,000,000 shares of the Company’s Class A common stock. In September 2002, the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. On June 29, 2005 the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. There is no expiration date for this program.

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

Msc INDUSTRIAL DIRECT CO., INC.
(Registrant)
Dated: January 3, 2007	By:	/s/ DAVID SANDLER
President and Chief Executive Officer
Dated: January 3, 2007	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer