Form 10-Q
period 2007-02-24
MSC INDUSTRIAL DIRECT CO INC
filed 2007-04-05
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2007
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

As of April 4, 2007, 46,952,447 shares of Class A common stock and 18,839,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed below under the heading “Risk Factors”. Factors that may cause these differences include, but are not limited to:

•       the Company’s ability to timely and efficiently integrate the J&L America, Inc. (“J&L”) business acquired in June 2006 and realize the anticipated revenue and cost synergies from this transaction;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Balance Sheets
(In thousands, except share data)

	February 24, 2007	August 26, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,054	$7,718
Accounts receivable, net of allowance for doubtful accounts of $5,952 and $4,914, respectively	197,894	185,734
Inventories	309,754	298,391
Prepaid expenses and other current assets	20,190	21,341
Deferred income taxes	17,430	14,289
Total current assets	550,322	527,473
Property, plant and equipment, net	127,351	122,100
Goodwill	272,568	271,652
Identifiable intangibles, net	74,675	76,292
Other assets	11,477	16,781
Total Assets	$1,036,393	$1,014,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit notes	$30,000	$—
Current maturities of long-term notes payable	23,220	7,843
Accounts payable	67,768	56,877
Accrued liabilities	57,249	88,007
Total current liabilities	178,237	152,727
Long-term notes payable	177,531	192,986
Deferred income tax liabilities	31,419	29,312
Total liabilities	387,187	375,025
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,848,917 and 57,475,835 shares issued, and 46,926,883 and 48,087,141 shares outstanding, respectively	58	57
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,839,874 shares issued and outstanding	19	19
Additional paid-in capital	389,398	379,630
Retained earnings	540,211	477,305
Cumulative translation adjustment	406	27
Class A treasury stock, at cost, 10,922,034, and 9,388,694 shares, respectively	(280,886)	(217,765)
Total shareholders’ equity	649,206	639,273
Total Liabilities and Shareholders’ Equity	$1,036,393	$1,014,298

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net sales	$404,618	$305,927	$806,630	$601,833
Cost of goods sold	217,017	160,487	433,338	317,533
Gross profit	187,601	145,440	373,292	284,300
Operating expenses	118,032	91,358	234,517	178,694
Income from operations	69,569	54,082	138,775	105,606
Other (Expense) Income:
Interest expense	(3,336)	(7)	(6,542)	(14)
Interest income	161	1,081	437	1,935
Other (expense) income, net	(12)	58	(33)	151
Total other (expense) income	(3,187)	1,132	(6,138)	2,072
Income before provision for income taxes	66,382	55,214	132,637	107,678
Provision for income taxes	25,875	21,885	51,834	42,414
Net income	$40,507	$33,329	$80,803	$65,264
Per Share Information (Note 1):
Net income per common share:
Basic	$0.62	$0.50	$1.22	$0.98
Diluted	$0.61	$0.49	$1.20	$0.96
Weighted average shares used in computing net income per common share:
Basic	65,599	66,773	66,050	66,571
Diluted	66,781	68,327	67,258	68,054
Cash dividend paid per common share	$0.14	$0.14	$0.28	$0.26

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statement of Shareholders’ Equity
Twenty-Six weeks ended February 24, 2007
(In thousands)
(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	at Cost	Total
Balance at August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$639,273
Exercise of common stock options, including income tax benefits of $1,785	231	1	—	—	5,472	—	—	—	—	5,473
Common stock issued under associate stock purchase plan	—	—	—	—	—	672	—	(45)	875	1,547
Grants of restricted stock, net of cancellations	142	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,292	—	—	—	—	1,292
Share-based compensation expense	—	—	—	—	3,004	—	—	—	—	3,004
Purchase of treasury stock	—	—	—	—	—	—	—	1,578	(63,996)	(63,996)
Cash dividends paid	—	—	—	—	—	(18,569)	—	—	—	(18,569)
Cumulative translation adjustment	—	—	—	—	—	—	379	—	—	379
Net income	—	—	—	—	—	80,803	—	—	—	80,803
Comprehensive income										81,182
Balance at February 24, 2007	57,849	$58	18,840	$19	$389,398	$540,211	$406	10,922	$(280,886)	$649,206

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006
Cash Flows from Operating Activities:
Net income	$80,803	$65,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,558	6,272
Gain on sale of securities	—	(858)
Stock-based compensation	4,296	5,040
Loss on disposal of property, plant and equipment	152	—
Provision for doubtful accounts	2,112	1,320
Deferred income taxes	(1,034)	(1,974)
Amortization of bond premiums	—	146
Reclassification of excess tax benefits from stock-based compensation	(1,654)	(4,081)
Changes in operating assets and liabilities:
Accounts receivable	(14,272)	(20,977)
Inventories	(11,363)	(10,506)
Prepaid expenses and other current assets	1,530	2,329
Other assets	5,212	4,298
Accounts payable and accrued liabilities	(4,623)	1,606
Total adjustments	(7,086)	(17,385)
Net cash provided by operating activities	73,717	47,879
Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	—	138,068
Purchases of investments in available-for-sale securities	—	(119,008)
Business acquisition	(12,798)	—
Expenditures for property, plant and equipment	(14,729)	(8,033)
Net cash (used in) provided by investing activities	(27,527)	11,027
Cash Flows from Financing Activities:
Purchase of treasury stock	(67,096)	—
Payment of cash dividends	(18,569)	(17,390)
Reclassification of excess tax benefits from stock-based compensation	1,654	4,081
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,547	1,222
Proceeds from exercise of Class A common stock options	3,688	8,068
Net proceeds under revolving loans from credit facility	30,000	—
Repayments of notes payable	(78)	(76)
Net cash used in financing activities	(48,854)	(4,095)
Net (decrease) increase in cash and cash equivalents	(2,664)	54,811
Cash and cash equivalents—beginning of period	7,718	41,020
Cash and cash equivalents—end of period	$5,054	$95,831
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$55,917	$40,073
Cash paid for interest	$6,174	$7

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
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

MSC acquired J&L America, Inc., DBA J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc., on June 8, 2006. The results of J&L are included in this Quarterly Report on Form 10-Q, however, J&L’s results prior to June 8, 2006 are not included in the consolidated statement of income or consolidated statement of cash flows for the fiscal 2006 period, as discussed herein.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first twenty-six weeks of fiscal 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net income for EPS Computation	$40,507	$33,329	$80,803	$65,264
Basic EPS:
Weighted average Common shares	65,599	66,773	66,050	66,571
Basic EPS	$0.62	$0.50	$1.22	$0.98
Diluted EPS:
Weighted average Common shares	65,599	66,773	66,050	66,571
Shares issuable from assumed conversion of Common stock equivalents	1,182	1,554	1,208	1,483
Weighted average Common and Common equivalent shares	66,781	68,327	67,258	68,054
Diluted EPS	$0.61	$0.49	$1.20	$0.96

Note 2.   Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”). The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen and twenty-six week periods ended February 24, 2007 was $1,423 and $3,004, respectively. Tax benefits related to this expense for the thirteen and twenty-six week periods ended February 24, 2007 was $401 and $790, respectively; resulting in a reduction in net income for the thirteen and twenty-six week periods ended February 24, 2007 of $1,021 and $2,214, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006
Expected life (years)	4.8	4.7
Risk-free interest rate	4.72%	3.11%
Expected volatility	33.2%	30.2%
Expected dividend yield	1.2%	1.20%

A summary of the activity of the Company’s stock option plans for the twenty-six weeks ended February 24, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 26, 2006	2,931	$20.57
Granted	459	$42.62
Exercised	(231)	$15.94
Forfeited/Canceled	(3)	$23.21
Outstanding on February 24, 2007	3,156	$24.11	4.90	$67,448
Exercisable on February 24, 2007	2,066	$17.73	4.24	$57,307

The weighted-average grant-date fair value for the twenty-six week periods ended February 24, 2007 and February 25, 2006 was $14.09 and $10.46, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended February 24, 2007 and February 25, 2006 was $6,166 and $13,699, respectively. The unrecognized share-based compensation cost related to stock option expense at February 24, 2007 is $12,204 and will be recognized over a weighted average of 2.74 years.

Stock-based compensation expense recognized for restricted stock awards was $623 and $590 for the thirteen week periods ended February 24, 2007 and February 25, 2006, respectively; and $1,292 and $833 for the twenty-six week periods ended February 24, 2007 and February 25, 2006, respectively. The unrecognized compensation cost related to the unvested restricted shares at February 24, 2007 is $11,771 and will be recognized over a weighted-average period of 3.97 years.

Note 2.   Stock-Based Compensation (Continued)

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the twenty-six weeks ended February 24, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 26, 2006	299	$37.24
Granted	147	42.56
Vested	(24)	28.22
Forfeited/Canceled	(5)	33.71
Outstanding on February 24, 2007	417	$39.68

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

Note 4.   Comprehensive Income

The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net income as reported:	$40,507	$33,329	$80,803	$65,264
Unrealized gains (losses) on available-for-sale securities, net of tax benefit, for the period	—	18	—	17
Cumulative translation adjustment	100	—	379	—
Comprehensive income	$40,607	$33,347	$81,182	$65,281

Note 5.   Notes Payable

At February 24, 2007 the Company had term loan borrowings outstanding under its credit facility of $200,000. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7,688 in each of the first four quarters, $10,250 in each of the next four quarters, $12,812 in each of the following four quarters, $20,500 in each of the remaining three quarters and a final payment of $15,500 due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at February 24, 2007 was 5.82%. The Company also had $30,000 of its available $75,000 revolving loans, under the credit facility, outstanding at February 24, 2007. The borrowing rate in effect for the revolving loans at February 24, 2007 was 5.72%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, the Company is subject to various operating and

Note 5.   Notes Payable (Continued)

financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 24, 2007, the Company was in compliance with the operating and financial covenants of the credit facility.

The Company also has a long term note payable in the amount of $751 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

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

On June 29, 2005 the Board of Directors reaffirmed and replenished the stock repurchase plan (the “Plan) so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. During the first twenty-six weeks of fiscal 2007, the Company repurchased approximately 1,578 shares of its Class A common stock for approximately $63,996, which is reflected at cost as treasury stock in the accompanying consolidated financial statements, of which, approximately $3,234 was settled and paid subsequent to February 24, 2007. As of  February 24, 2007, the maximum number of shares that may yet be repurchased under the Plan is approximately 2,732 shares. The Company reissued approximately 45 shares of treasury stock during the first twenty-six weeks of fiscal 2007 to fund the Associate Stock Purchase Plan.

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of February 24, 2007, there were no shares of preferred stock issued or outstanding.

The Company paid dividends of $18,569 for the twenty-six weeks ended February 24, 2007. On March 29, 2007, the Board of Directors declared a dividend of $0.18 per share, representing an increase of $0.04 per share in the regular quarterly dividend. The $0.18 per share dividend is payable on April 26, 2007 to shareholders of record at the close of business on April 12, 2007. The dividend will result in a payout of approximately $11,800, based on the number of shares outstanding at April 4, 2007.

Note 7.   Product Warranties

The Company offers a maximum one-year warranty, including parts and labor, for certain of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 24, 2007 and February 25, 2006 has been minimal.

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

Note 9.   Acquisition

On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. The purchase price for the acquisition was $349,500 subject to certain post-closing purchase price adjustments. During the twenty-six week period ended February 24, 2007, the Company paid $12,122 for post-closing purchase price adjustments. In addition, included in the accrued liabilities is an estimate of J&L exit costs of approximately $4,200. The accrual includes costs for severance and costs related to the closure of the J&L customer fulfillment centers. Estimates are still preliminary and subject to change.

Note 10.   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition.

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

In June 2006, the Emerging Issues Task Force reached a consensus on EITF 06-03, which provides that the presentation of taxes assessed by a governmental authority directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company beginning September 2, 2007. Amounts collected from customers, which under common trade practices are referred to as sales taxes, are recorded on a net basis. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, our ability to timely and efficiently integrate the J&L America, Inc. (“J&L”) business acquired in June 2006 and realize the anticipated synergies from this transaction, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on our information systems and on key personnel. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

J&L estimates their number of stock-keeping units (“SKUs”) at approximately 160,000. We estimate that a majority of these SKUs are comparable to the SKU’s currently offered by MSC. We are currently working on validating such amounts to be able to report this data on a consolidated basis. This information for J&L is excluded from the consolidated SKU total in this Quarterly Report on Form 10-Q. When J&L is fully integrated with MSC (which is expected to be completed by the late spring of fiscal 2007) the information will be reported as a consolidated total.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. Excluding J&L, we offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from seven customer fulfillment centers and 95 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Net sales increased 32.3% and 34.0% for the thirteen and twenty-six week period ended February 24, 2007, as compared to the same periods in fiscal 2006. J&L accounted for approximately 70.0% of the net sales growth for the thirteen and twenty-six week period ended February 24, 2007. We have been able to gain market share in the national account and government program (the “Large Account Customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to continuing to increase the number of field sales associates in existing markets, during the first twenty-six weeks of fiscal 2007, the Company opened a new branch in the Fresno, California area with its own field sales force as part of the Company’s growth strategy. Sales related to the new branch did not have a significant impact on the Company’s total sales for the twenty-six week period ended February 24, 2007. The Company has increased the number of field sales associates (including J&L associates and those in the new branch) to 757 at February 24, 2007, as compared to 561 at February 25, 2006. We expect that the number of field sales associates will increase to approximately 770 by the end of the third quarter of fiscal 2007. See below for the discussion regarding the trend in the Institute for Supply Management (“ISM”) index and the anticipated impact on our sales growth.

Our gross profit margins have decreased to 46.4% and 46.3%, respectively, for the thirteen and twenty-six week periods ended February 24, 2007, as compared to 47.5% and 47.2% for the same period in fiscal 2006. This is primarily as a result of the J&L lower gross margins as compared to MSC’s margins, offset by the benefits of certain purchasing initiatives.

Operating expenses increased as a result of the operating expenses incurred for J&L and increased sales volume related expenses (primarily payroll related costs and freight expenses), for the thirteen and twenty-six week periods ended February 24, 2007 as compared to the same period in fiscal 2006. J&L’s lower operating margin, partially offset by the effect of lower than budgeted operating expenses, resulted in a decrease to operating margins for the thirteen and twenty-six week periods ended February 24, 2007 to 17.2%, as compared to 17.7% and 17.5% for the same periods in fiscal 2006. We expect operating expenses to continue to increase through the remainder of fiscal 2007 as a result of costs to be incurred related to the integration of J&L, increased sales volume, and payroll related to the expected increase in headcount.

We anticipate cash flows from operations, available cash reserves, and cash available under our $75.0 million revolving loan credit facility will be adequate to support our operations for at least the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 71.0% of our revenues (excluding J&L) came from sales in the manufacturing sector during the twenty-six weeks ended February 24, 2007, including some Large Account Customers. We have seen a downward trend in the ISM in recent months. It has declined from its fiscal 2006 high of 59.4% for the month of September 2005 to 50.9% for the month of March 2007. The recent ISM is showing slower growth than what we have experienced in the past 18 months, which has moderately impacted our revenue growth. If the ISM continues this trend, our revenue growth may continue to decrease. As a result, we have become more selective in implementing growth initiatives, are investing in higher growth areas, taking advantage of opportunity buys and purchasing lower priced imported products to generate higher margins than branded products. We anticipate that this will allow us to grow our net income faster than our revenues. We believe that companies will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Net Sales	$404,618	$305,927	32.3%	$806,630	$601,833	34.0%

Net Sales grew 32.3% and 34.0% for the thirteen and twenty-six week periods ended February 24, 2007, respectively, as compared to the same periods in fiscal 2006. J&L accounted for approximately 70.0% of the net sales growth for the thirteen and twenty-six periods ended February 24, 2007. Of the remaining net sales growth, we estimate approximately 42.0% of other revenue growth was attributable to our increase in prices on certain SKUs, based on market conditions in accordance with our pricing strategy, approximately 40.0% of other revenue growth is attributable to the growth of our Large Account Customer programs and the remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts, for the thirteen and twenty-six week period ended February 24, 2007, as compared to the same periods in fiscal 2006. Excluding J&L, sales to manufacturing and non-manufacturing sectors grew 7.5% and 12.1%, respectively, during the thirteen week period ended February 24, 2007, and 9.0% and 12.8% for the twenty-six weeks ended February 24, 2007, as compared to the same periods in fiscal 2006.

Our growth in the Large Account Customer programs has allowed us to diversify our customer mix and revenue base. As a result of this diversification (these customers tend to order larger amounts) and the growth of the U.S. economy, our average order size has increased to approximately $292 (excluding J&L) in the second quarter of fiscal 2007 from $271 in the second quarter of fiscal 2006. We believe that our ability to transact with these customers and others through various portals and directly through our website, mscdirect.com, gives us a competitive advantage over smaller suppliers, since large customers require advanced e-commerce capabilities that the smaller suppliers generally do not possess. Sales through our website, mscdirect.com, increased to approximately $78.7 million for the thirteen weeks ended February 24, 2007 and $152.8 million for the twenty-six week period ended February 24, 2007, an increase of 33.0% and 33.4%, respectively, compared to the same periods in fiscal 2006. As our Large Account Customer programs continue to grow, we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on our Large Account Customer business. The primary reasons for the increase in sales to Large Account Customers, as well as new and existing core customers, during the thirteen and twenty-six week periods ended February 24, 2007, is a combination of the success of our sales force in expanding the business from existing and new accounts as well as the growth of the U.S. economy. The Company grew the field sales force to 757 associates at February 24, 2007, an increase of approximately 34.9% from the sales associate level of 561 at February 25, 2006. The increase in the number of sales associates is primarily a result of the J&L acquisition and part of our strategy to acquire new accounts and expand existing accounts across all customer types. As mentioned above, the recent ISM is showing slower growth than what we have experienced in the past 18 months, which has moderately impacted our revenue growth. If the ISM continues this trend, our growth rate may continue to decrease.

We introduced approximately 22,000 new SKUs in our fiscal 2007 catalog and removed approximately 29,000 slower selling SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Gross Profit	$187,601	$145,440	29.0%	$373,292	$284,300	31.3%
Gross Profit Margin	46.4%	47.5%		46.3%	47.2%

The decrease in gross margin is a result of J&L’s overall lower gross margins, partially offset by price increases on certain SKUs based on market conditions (see net sales above), initiatives to buy better and to increase the volume of imported goods. These items generally have higher gross margins compared to their branded counterparts.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Operating Expenses	$118,032	$91,358	29.2%	$234,517	$178,694	31.2%
Percentage of Net Sales	29.2%	29.9%		29.1%	29.7%

The increase in operating expenses in dollars for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006, was primarily the result of the additional operating expenses incurred as a result of the J&L acquisition. In total, J&L accounted for approximately 87.0% and 82.0% of the increase in operating expenses, for the thirteen and twenty-six week periods ended February 24, 2007, respectively. This includes the amortization of intangible assets of $1.9 million and $3.9 million, for the thirteen and twenty-six week periods ended February 24, 2007, respectively. Excluding J&L, operating expenses increased primarily due to an increase in payroll and payroll related costs, and an increase in freight expense to support increased sales.  Although freight expense increased in total dollars, as a percentage of net sales it has decreased due to more favorable pricing received based on increased volume as a result of the J&L acquisition.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to increase the field sales force to approximately 770 by the end of our third quarter of fiscal 2007, which will result in increased payroll and payroll related costs.

We have experienced an increase in medical costs of our self-insured group health plan for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006. The medical expense increase in dollars is primarily a result of the increase in the number of participants primarily from the J&L acquisition as well as an increase in costs due to medical inflation.

The decrease in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006, is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Income from Operations	$69,569	$54,082	28.6%	$138,775	$105,606	31.4%
Percentage of Net Sales	17.2%	17.7%		17.2%	17.5%

The increase in income from operations for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the acquisition of J&L, a business with lower operating and gross margins as compared to MSC, offset by the distribution of expenses over a larger revenue base.

Interest Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Interest Income	$161	$1,081	-85.1%	$437	$1,935	-77.4%

The decrease in interest income for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006, is a result of lower cash and investment balances due to the acquisition of J&L and the repurchase of our Class A common stock in the fourth quarter of fiscal 2006 and the first half of fiscal 2007.

Interest Expense

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Interest Expense	$(3,336)	$(7)	47,557.1%	$(6,542)	$(14)	46,628.6%

The increase in interest expense for the thirteen and twenty-six week periods ended February 24, 2007, as compared to same periods in fiscal 2006, is a result of the term loan borrowings in connection with the J&L acquisition in the fourth quarter of fiscal 2006 and borrowings under the revolving credit facility. Borrowings outstanding at February 24, 2007 were approximately $230.8 million as compared to approximately $0.9 million at February 25, 2006.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$25,875	$21,885	18.2%	$51,834	$42,414	22.2%

The effective tax rate for the thirteen and twenty-six week periods ended February 24, 2007 is consistent with the comparable periods in fiscal 2006.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 24, 2007	February 25, 2006	Percentage Change	February 24, 2007	February 25, 2006	Percentage Change
	(Dollars in thousands)
Net Income	$40,507	$33,329	21.5%	$80,803	$65,264	23.8%
Diluted Earnings Per Share	$0.61	$0.49	24.5%	$1.20	$0.96	25.0%

The factors which affected net income for the thirteen and twenty-six week periods ended February 24, 2007, as compared to the same periods in fiscal 2006, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and twenty-six week periods ended February 24, 2007 was impacted by the repurchase of our Class A common stock in fiscal 2006 as well as repurchases made in the first half of fiscal 2007, which resulted in fewer shares outstanding at February 24, 2007.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. However, as a result of the acquisition of J&L in fiscal 2006, we incurred additional borrowings under a term loan and we have borrowed funds under our revolving credit facility for working capital purposes. At February 24, 2007 total borrowings outstanding were $230.8 million, as compared to $0.9 million as of February 25, 2006.

At February 24, 2007, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the first four quarters, $10.3 million in each of the next four quarters, $12.8 million in each of the following four quarters, $20.5 million in each of the remaining three quarters and a final payment of $15.5 million due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at February 24, 2007 was 5.82%. The Company also had $30.0 million of its available $75.0 million revolving loans, under the credit facility, outstanding at February 24, 2007. The borrowing rate in effect for the revolving loans at February 24, 2007 was 5.72%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 24, 2007, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

Net cash provided by operating activities for the twenty-six week periods ended February 24, 2007 and February 25, 2006 was $73.7 million and $47.9 million, respectively. The increase of $25.8 million in net cash provided by operating activities resulted primarily from higher net income in fiscal 2007, an increase in depreciation and amortization and less growth in accounts receivable during the twenty-six week period ended February 24, 2007, as compared to the same period in fiscal 2006.

Net cash used in investing activities for the twenty-six week periods ended February 24, 2007 was $27.5 million and represents payments for the acquisition of J&L and expenditures for property, plant and equipment. The net cash provided by investing activities for the twenty-six week periods ended February 25, 2006 was $11.0 million, and represents net proceeds related to available-for-sale security transactions offset by expenditures for property, plant and equipment.

Net cash used in financing activities for the twenty-six week periods ended February 24, 2007 and February 25, 2006 was $48.9 million and $4.1 million, respectively. The increase in the net cash used in financing activities is primarily the result of the repurchase of shares of our Class A common stock in the first half of fiscal 2007, offset by the net proceeds from the revolving credit facility as mentioned above.

We reissued approximately 45,000 shares of treasury stock during the first twenty-six weeks of fiscal 2007 to fund the Associate Stock Purchase Plan. During the first twenty-six weeks of fiscal 2007, we repurchased approximately 1.6 million shares of our Class A common stock for approximately $64.0 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements, of which, approximately $3.2 million was settled and paid subsequent to February 24, 2007. We may make future repurchases based on market conditions and other investment criteria. We have adequate reserves to fund such future repurchases.

We paid a dividend of $9.2 million on January 23, 2007 and November 16, 2006 to shareholders of record at the close of business on January 9, 2007 and November 2, 2006, respectively. On March 29, 2007, the Board of Directors declared a dividend of $0.18 per share, representing an increase of $0.04 per share in the regular quarterly dividend. The $0.18 per share dividend is payable on April 26, 2007 to shareholders of record at the close of business on April 12, 2007. The dividend will result in a payout of approximately $11.8 million, based on the number of shares outstanding at April 4, 2007.

As a result of the acquisition of J&L, the implementation of operational enhancements and expansions in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2007. We have adequate resources to fund these plans out of cash and our $75.0 million revolving credit facility.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by our principal shareholders. We paid rent under operating leases to Affiliates for the first twenty-six weeks of fiscal 2007 of approximately $0.9 million. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjust it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

Inventory Valuation Reserve

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales. Each quarter items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory. With the planned integration of the J&L customer fulfillment centers, we have increased the reserve for slow-moving inventory in order to provide for inventory that may not be moved.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At February 24, 2007, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the first four quarters, $10.3 million in each of the next four quarters, $12.8 million in each of the following four quarters, $20.5 million in each of the remaining three quarters and a final payment of $15.5 million due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at February 24, 2007 was 5.82%. We also have available a $75.0 million revolving credit facility, of which we had $30.0 million outstanding at February 24, 2007, and we currently have an outstanding balance of $5.0 million. The borrowing rate in effect for the revolving loans at February 24, 2007 was 5.72%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for these borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 24, 2007, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations and available cash reserves will be adequate to support our operations for at least the next twelve months.

We also have a long-term note payable in the amount of approximately $751,000 to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

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

In accordance with Exchange Act Rules 13a-15(b) and 15d-15(b), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the second fiscal quarter ended February 24, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of February 24, 2007 there were 46,926,883 shares of Class A common stock outstanding. In addition, 3,156,927 options to purchase shares of Class A common stock granted under the Company’s prior stock option plans and the current Omnibus Equity Plan remain outstanding. As of February 24, 2007, an additional 2,242,330 shares of Class A common stock were available for future restricted stock and options grants under the Company’s Omnibus Equity Plan. A total of 200,823 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of February 24, 2007 there were 18,839,874 shares of Class B common stock outstanding. All of the shares of Class B common stock (and shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act. Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale. The conversion of a substantial number of shares of Class B common stock into shares of Class A common stock could cause a change in controlling ownership, which could adversely effect the prevailing market price of the Company’s common stock.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended February 24, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/26/06—12/30/06	298,436	$39.23	298,436	3,181,800
12/31/06—01/27/07	6,208	$41.78	6,208	3,175,592
01/28/07—2/24/07	443,400	$44.33	443,400	2,732,192
Total	748,044	$42.27	748,044

(1)          Associates delivered 6,208 shares of restricted stock to the Company, upon vesting, to satisfy tax-withholding requirements.

(2)          Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.

(3)          During fiscal 1999, the Board of Directors approved the Company’s stock repurchase plan to allow for the repurchase of up to 5,000,000 shares of the Company’s Class A common stock. In September 2002, the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. On June 29, 2005 the Board of Directors reaffirmed and replenished the stock repurchase plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000,000 shares. As of February 24, 2007, the maximum number of shares that may yet be repurchased under the stock repurchase plan is 2,732,192 shares. There is no expiration date for this program.

Item 4.                        Submission of Matters to a Vote of Security Holders

On January 2, 2007, the Company held its 2007 Annual Meeting of Shareholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

1.                 To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	231,308,580	1,907,332
David Sandler	231,710,505	1,505,407
Charles Boehlke	230,624,269	2,591,643
Roger Fradin	232,209,688	1,006,224
Denis Kelly	230,752,506	2,463,406
Raymond Langton	232,209,356	1,006,556
Philip Peller	232,178,381	1,037,531

2.                 To approve the amendment to the Company’s 1995 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
226,507,725	1,384,147	157,618	5,166,422

3.                 To approve the amendment to the Company’s 1998 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
226,505,646	1,384,952	158,892	5,166,422

4.                 To approve the amendment to the Company’s 2001 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
226,504,992	1,384,586	159,912	5,166,422

5.                 To ratify Ernst & Young, LLP as the Company’s independent registered public accounting firm for fiscal year 2007.

For	Against	Abstain	Broker Non-Votes
232,759,049	447,447	9,415	—

Item 6.                        Exhibits

Exhibits:

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
(Registrant)
Dated: April 4, 2007	By:	/s/ DAVID SANDLER
President and Chief Executive Officer
Dated: April 4, 2007	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer