Form 10-Q
period 2007-05-26
MSC INDUSTRIAL DIRECT CO INC
filed 2007-07-03
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2007
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

As of July 2, 2007, 47,149,550 shares of Class A common stock and 18,839,874 shares of Class B common stock of the registrant were outstanding.

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

•       the outcome of potential government or regulatory proceedings or future litigation relating to pending claims, inquiries or audits;

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

 MSC INDUSTRIAL DIRECT CO., INC.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Balance Sheets

(In thousands, except share data)

	May 26, 2007	August 26, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,892	$7,718
Accounts receivable, net of allowance for doubtful accounts of $6,218 and $4,914, respectively	196,295	185,734
Inventories	317,153	298,391
Prepaid expenses and other current assets	19,874	21,341
Deferred income taxes	19,786	14,289
Total current assets	563,000	527,473
Property, plant and equipment, net	127,323	122,100
Goodwill	272,806	271,652
Identifiable intangibles, net	72,753	76,292
Other assets	8,819	16,781
Total Assets	$1,044,701	$1,014,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term notes payable	48,221	7,843
Accounts payable	58,925	56,877
Accrued liabilities	62,728	88,007
Total current liabilities	169,874	152,727
Long-term notes payable	152,490	192,986
Deferred income tax liabilities	32,101	29,312
Total liabilities	354,465	375,025
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 58,018,223 and 57,475,835 shares issued, and 47,106,956 and 48,087,141 shares outstanding, respectively	58	57
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,839,874 shares issued and outstanding	19	19
Additional paid-in capital	396,129	379,630
Retained earnings	574,231	477,305
Other comprehensive income	517	27
Class A treasury stock, at cost, 10,911,267, and 9,388,694 shares, respectively	(280,718)	(217,765)
Total shareholders’ equity	690,236	639,273
Total Liabilities and Shareholders’ Equity	$1,044,701	$1,014,298

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net sales	$431,057	$329,817	$1,237,687	$931,650
Cost of goods sold	231,752	173,812	665,090	491,345
Gross profit	199,305	156,005	572,597	440,305
Operating expenses	123,896	96,977	358,413	275,671
Income from operations	75,409	59,028	214,184	164,634
Other (Expense) Income:
Interest expense	(3,125)	(7)	(9,667)	(21)
Interest income	271	1,250	708	3,185
Other (expense) income, net	238	56	205	207
Total other (expense) income	(2,616)	1,299	(8,754)	3,371
Income before provision for income taxes	72,793	60,327	205,430	168,005
Provision for income taxes	27,028	23,309	78,862	65,723
Net income	$45,765	$37,018	$126,568	$102,282
Per Share Information (Note 1):
Net income per common share:
Basic	$0.70	$0.55	$1.92	$1.53
Diluted	$0.69	$0.54	$1.89	$1.50
Weighted average shares used in computing net income per common share:
Basic	65,418	67,076	65,834	66,743
Diluted	66,740	68,730	67,079	68,283
Cash dividend paid per common share	$0.18	$0.14	$0.46	$0.40

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statement of Shareholders’ Equity

Thirty-Nine weeks ended May 26, 2007

(In thousands)

(Unaudited)

							Accumulated	Class A
	Class A		Class B		Additional		Other	Treasury Stock
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive		Amount
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	at Cost	Total
Balance at August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$639,273
Exercise of common stock options, including income tax benefits of $3,606	405	1	—	—	10,070	—	—	—	—	10,071
Common stock issued under associate stock purchase plan	—	—	—	—	199	776	—	(58)	1,121	2,096
Grants of restricted stock, net of cancellations	137	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,910	—	—	—	—	1,910
Share-based compensation expense	—	—	—	—	4,320	—	—	—	—	4,320
Purchase of treasury stock	—	—	—	—	—	—	—	1,580	(64,074)	(64,074)
Cash dividends paid	—	—	—	—	—	(30,418)	—	—	—	(30,418)
Cumulative translation adjustment	—	—	—	—	—	—	490	—	—	490
Net income	—	—	—	—	—	126,568	—	—	—	126,568
Comprehensive income										127,058
Balance at May 26, 2007	58,018	$58	18,840	$19	$396,129	$574,231	$517	10,911	$(280,718)	$690,236

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006
Cash Flows from Operating Activities:
Net income	$126,568	$102,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,246	9,398
Gain on sale of securities	—	(858)
Stock-based compensation	6,230	7,282
Loss on disposal of property, plant and equipment	153	—
Provision for doubtful accounts	3,262	1,824
Deferred income taxes	(2,708)	(1,565)
Amortization of bond premiums	—	201
Reclassification of excess tax benefits from stock-based compensation	(3,397)	(7,402)
Changes in operating assets and liabilities:
Accounts receivable	(13,823)	(20,592)
Inventories	(18,762)	(23,201)
Prepaid expenses and other current assets	1,957	(1,607)
Other assets	7,825	6,602
Accounts payable and accrued liabilities	(1,237)	18,343
Total adjustments	(1,254)	(11,575)
Net cash provided by operating activities	125,314	90,707
Cash Flows from Investing Activities:
Proceeds from sales of investments in available-for-sale securities	—	153,426
Purchases of investments in available-for-sale securities	—	(132,131)
Business acquisition	(12,734)	—
Expenditures for property, plant and equipment	(21,420)	(15,848)
Net cash (used in) provided by investing activities	(34,154)	5,447
Cash Flows from Financing Activities:
Purchase of treasury stock	(70,407)	—
Payment of cash dividends	(30,418)	(26,851)
Reclassification of excess tax benefits from stock-based compensation	3,397	7,402
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,096	1,728
Proceeds from exercise of Class A common stock options	6,464	13,681
Repayments of notes payable	(118)	(114)
Net cash used in financing activities	(88,986)	(4,154)
Net increase in cash and cash equivalents	2,174	92,000
Cash and cash equivalents—beginning of period	7,718	41,020
Cash and cash equivalents—end of period	$9,892	$133,020
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$80,042	$58,512
Cash paid for interest	$9,195	$21

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirty-nine weeks of fiscal 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net income for EPS Computation	$45,765	$37,018	$126,568	$102,282
Basic EPS:
Weighted average Common shares	65,418	67,076	65,834	66,743
Basic EPS	$0.70	$0.55	$1.92	$1.53
Diluted EPS:
Weighted average Common shares	65,418	67,076	65,834	66,743
Shares issuable from assumed conversion of Common stock equivalents	1,322	1,654	1,245	1,540
Weighted average Common and Common equivalent shares	66,740	68,730	67,079	68,283
Diluted EPS	$0.69	$0.54	$1.89	$1.50

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2.   Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”). The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen and thirty-nine week periods ended May 26, 2007 was $1,316 and $4,320, respectively. Tax benefits related to this expense for the thirteen and thirty-nine week periods ended May 26, 2007 was $398 and $1,188, respectively; resulting in a reduction in net income for the thirteen and thirty-nine week periods ended May 26, 2007 of $918 and $3,132, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006
Expected life (years)	4.8	4.7
Risk-free interest rate	4.72%	3.11%
Expected volatility	33.2%	30.2%
Expected dividend yield	1.20%	1.20%

A summary of the activity of the Company’s stock option plans for the thirty-nine weeks ended May 26, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 26, 2006	2,931	$20.57
Granted	459	42.62
Exercised	(405)	15.94
Forfeited/Canceled	(10)	27.03
Outstanding on May 26, 2007	2,975	$24.58	4.76	$79,257
Exercisable on May 26, 2007	1,894	$17.91	4.10	$63,081

The weighted-average grant-date fair value for the thirty-nine week periods ended May 26, 2007 and May 27, 2006 was $14.09 and $10.46, respectively. The total intrinsic value of options exercised during the thirty-nine week periods ended May 26, 2007 and May 27, 2006 was $11,647 and $24,561, respectively. The unrecognized share-based compensation cost related to stock option expense at May 26, 2007 is $10,855 and will be recognized over a weighted average of 2.53 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2.   Stock-Based Compensation (Continued)

Stock-based compensation expense recognized for restricted stock awards was $618 and $413 for the thirteen week periods ended May 26, 2007 and May 27, 2006, respectively; and $1,910 and $1,257 for the thirty-nine week periods ended May 26, 2007 and May 27, 2006, respectively. The unrecognized compensation cost related to the unvested restricted shares at May 26, 2007 is $11,462 and will be recognized over a weighted-average period of 3.72 years.

A summary of the activity of restricted stock under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the thirty-nine weeks ended May 26, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 26, 2006	299	$37.24
Granted	147	42.56
Vested	(30)	28.49
Forfeited/Canceled	(10)	34.05
Outstanding on May 26, 2007	406	$39.89

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

Note 4.   Comprehensive Income

The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net income as reported	$45,765	$37,018	$126,568	$102,282
Unrealized gains on available-for-sale securities, net of tax benefit, for the period	—	12	—	29
Cumulative translation adjustment	111	—	490	—
Comprehensive income	$45,876	$37,030	$127,058	$102,311

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 5.   Notes Payable

At May 26, 2007 the Company had term loan borrowings outstanding under its credit facility of $200,000. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7,688 in each of the first four quarters, $10,250 in each of the next four quarters commencing in June 2008, $12,812 in each of the following four quarters commencing in June 2009, $20,500 in each of the remaining three quarters commencing in June 2010 and a final payment of $15,500 due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at May 26, 2007 was 5.82%. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 26, 2007, the Company was in compliance with the operating and financial covenants of the credit facility. In addition to the first principal payment, in June 2007, of $7,688, the Company also made an optional prepayment of $17,313.

The Company also has a long term note payable in the amount of $712 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

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

The Board of Directors has established the MSC stock repurchase plan (the “Plan), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. During the first thirty-nine weeks of fiscal 2007, the Company repurchased approximately 1,580 shares of its Class A common stock for approximately $64,074, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. As of May 26, 2007, the maximum number of shares that may yet be repurchased under the Plan is approximately 2,730 shares. The Company reissued approximately 58 shares of treasury stock during the first thirty-nine weeks of fiscal 2007 to fund the Associate Stock Purchase Plan.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 6. Shareholders’ Equity (Continued)

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

The Company has 5,000 shares of preferred stock authorized. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of May 26, 2007, there were no shares of preferred stock issued or outstanding.

The Company paid dividends of $30,418 for the thirty-nine weeks ended May 26, 2007. On June 26, 2007, the Board of Directors declared a dividend of $0.18 per share payable on July 24, 2007 to shareholders of record at the close of business on July 10, 2007. The dividend will result in a payout of approximately $11,878, based on the number of shares outstanding at July 2, 2007.

Note 7.   Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 26, 2007 and May 27, 2006 has been minimal.

Note 8.   Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. As a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including current inquiries relating to pricing compliance and Trade Agreements Act compliance. It is the opinion of management at this time that the ultimate resolution of such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 9.   Acquisition

On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. The purchase price for the acquisition was $349,500 subject to certain post-closing purchase price adjustments. During the twenty-six week period ended February 24, 2007, the Company paid $12,122 for post-closing

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 9.   Acquisition (Continued)

purchase price adjustments. During the thirteen weeks ended May 26, 2007, the Company completed the purchase price allocation, which resulted in a final adjustment to increase goodwill by approximately $237. This amount is the net effect of a decrease in the fair market value of property, plant and equipment of $1,997, offset primarily by changes in estimates of accrued exit costs of $845 and acquisition related accruals of $915.

The changes in the accrued exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs during the thirty-nine weeks ended May 26, 2007 are as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at August 26, 2007	$2,900	$1,279	$4,179
Change in estimates/settlements	(1,392)	256	(1,136)
Payments	—	(78)	(78)
Ending Balance at May 26, 2007	$1,508	$1,457	$2,965

The change in estimates is the result of additional information related to the final determination of fair value of the underlying assets or liabilities.

Note 10.   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company believes that SAB No. 108 will not have an impact on the consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for the Company beginning on September 2, 2007. The Company is in the

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 10.   New Accounting Pronouncements (Continued)

process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition, but does not expect it will have a material impact, if any.

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

This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as “believe,” “anticipate,” “think,” “intend,” “estimate,” “expect,” or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, our ability to timely and efficiently integrate the J&L America, Inc. (“J&L”) business acquired in June 2006 and realize the anticipated synergies from this transaction, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, the outcome of potential governmental or regulatory proceedings or future litigation relating to pending claims, inquiries or audits, dependence on our information systems and on key personnel. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

J&L estimates their number of stock-keeping units (“SKUs”) at approximately 160,000. We estimate that a majority of these SKUs are comparable to the SKU’s currently offered by MSC. We are currently working on validating such amounts to be able to report this data on a consolidated basis. This information for J&L is excluded from the consolidated SKU total in this Quarterly Report on Form 10-Q. When J&L is fully integrated with MSC (which is expected to be completed by the end of fiscal 2007) the information will be reported as a consolidated total.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. Excluding J&L, we offer in excess of 500,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs and brochures and service our customers from seven customer fulfillment centers and 97 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Net sales increased 30.7% and 32.8% for the thirteen and thirty-nine week period ended May 26, 2007, as compared to the same periods in fiscal 2006. J&L accounted for approximately 74.0% and 72.0% of the net sales growth for the thirteen and thirty-nine week period ended May 26, 2007. We have been able to gain market share in the national account and government program (the “Large Account Customer”) sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to continuing to increase the number of field sales associates in existing markets, during the first thirty-nine weeks of fiscal 2007, the Company opened a new branch in the Fresno, California area with its own field sales force as part of the Company’s growth strategy. Sales related to the new branch did not have a significant impact on the Company’s total sales for the thirty-nine week period ended May 26, 2007. The Company has increased the number of field sales associates (including J&L associates and those in the new branch) to 780 at May 26, 2007, as compared to 565 at May 27, 2006. We expect that the number of field sales associates will increase to approximately 800 by the end of the fourth quarter of fiscal 2007. See below for the discussion regarding the trend in the Institute for Supply Management (“ISM”) index and the anticipated impact on our sales growth.

Our gross profit margins have decreased to 46.2% and 46.3%, respectively, for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to 47.3% for the same periods in fiscal 2006. This is primarily a result of the J&L lower gross margins as compared to MSC’s margins, offset by the benefits of certain purchasing initiatives.

Operating expenses increased as a result of the operating expenses incurred for J&L and increased sales volume related expenses (primarily payroll related costs and freight expenses), for the thirteen and thirty-nine week periods ended May 26, 2007 as compared to the same periods in fiscal 2006. J&L’s lower operating margin, partially offset by the effect of lower than budgeted operating expenses, resulted in a decrease to operating margins for the thirteen and thirty-nine week periods ended May 26, 2007 to 17.5% and 17.3%, as compared to 17.9% and 17.7% for the same periods in fiscal 2006. We expect operating expenses to continue to increase through the remainder of fiscal 2007 as a result of costs to be incurred related to the integration of J&L, increased sales volume, and payroll related to the expected increase in headcount.

We anticipate cash flows from operations, available cash reserves, and cash available under our $75.0 million revolving loan credit facility will be adequate to support our operations for at least the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 71.0% of our revenues (excluding J&L) came from sales in the manufacturing sector during the thirty-nine weeks ended May 26, 2007, including some Large Account Customers. Through the first seven months of fiscal 2007, we have seen a downward trend in the ISM, which has moderately impacted our revenue growth. However, in April 2007 the trend began moving upward and for the month of June is 56.0%. If the ISM continues to increase, then our revenue growth may increase based on historical patterns. If the ISM returns to lower levels, our revenue growth trend may decline further. As a result, we have become more selective in implementing growth initiatives, are investing in higher growth areas, taking advantage of opportunity buys and purchasing lower priced imported products to generate higher margins than branded products. We anticipate that this will allow us to grow our net income faster than our revenues. We believe that companies will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Net Sales	$431,057	$329,817	30.7%	$1,237,687	$931,650	32.8%

Net Sales grew 30.7% and 32.8% for the thirteen and thirty-nine week periods ended May 26, 2007, respectively, as compared to the same periods in fiscal 2006. J&L accounted for approximately 74.0% and 72.0% of the net sales growth for the thirteen and thirty-nine week periods ended May 26, 2007. Of the remaining net sales growth, for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, we estimate approximately 34.0% and 40.0%, respectively, was attributable to our increase in prices on certain SKUs, based on market conditions in accordance with our pricing strategy, approximately 46.0% and 40.0%, respectively, was attributable to the growth of our Large Account Customer programs and the remaining net sales growth was primarily a result of an increase in sales to our new and existing core accounts. Excluding J&L, sales to manufacturing and non-manufacturing sectors grew 6.7% and 11.5%, respectively, during the thirteen week period ended May 26, 2007, and 8.2% and 12.3% for the thirty-nine weeks ended May 26, 2007, as compared to the same periods in fiscal 2006.

Our growth in the Large Account Customer programs has allowed us to diversify our customer mix and revenue base. As a result of this diversification (these customers tend to order larger amounts) and the growth of the U.S. economy, our average order size has increased to approximately $294 (excluding J&L) in the third quarter of fiscal 2007 from $278 in the third quarter of fiscal 2006. We believe that our ability to transact with these customers and others through various portals and directly through our website, mscdirect.com, gives us a competitive advantage over smaller suppliers, since large customers require advanced e-commerce capabilities that the smaller suppliers generally do not possess. Sales through our website, mscdirect.com, increased to approximately $86.2 million for the thirteen weeks ended May 26, 2007 and $238.9 million for the thirty-nine week period ended May 26, 2007, an increase of 29.0% and 31.8%, respectively, compared to the same periods in fiscal 2006. As our Large Account Customer programs continue to grow, we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on our Large Account Customer business. The primary reasons for the increase in sales to Large Account Customers, as well as new and existing core customers, during the thirteen and thirty-nine week periods ended May 26, 2007, is a combination of the success of our sales force in expanding the business from existing and new accounts as well as the growth of the U.S. economy. The Company grew the field sales force to 780 associates at May 26, 2007, an increase of approximately 38.1% from the sales associate level of 565 at May 27, 2006. The increase in the number of sales associates is primarily a result of the J&L acquisition and part of our strategy to acquire new accounts and expand existing accounts across all customer types. As mentioned above, we have seen a downward trend in the ISM during the first seven months of fiscal 2007, which has moderately impacted our revenue growth. However, in April 2007 the trend began moving upward. If the ISM continues to increase, then our revenue growth may increase based on historical patterns. If the ISM returns to lower levels, our revenue growth trend may decline further.

We introduced approximately 22,000 new SKUs in our fiscal 2007 catalog and removed approximately 29,000 slower selling SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Gross Profit	$199,305	$156,005	27.8%	$572,597	$440,305	30.0%
Gross Profit Margin	46.2%	47.3%		46.3%	47.3%

The decrease in gross profit margin is a result of J&L’s overall lower gross margins, partially offset by price increases on certain SKUs based on market conditions (see net sales above), initiatives to buy better and to increase the volume of imported goods. These items generally have higher gross margins compared to their branded counterparts.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Operating Expenses	$123,896	$96,977	27.8%	$358,413	$275,671	30.0%
Percentage of Net Sales	28.7%	29.4%		29.0%	29.6%

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, was primarily the result of the additional operating expenses incurred as a result of the J&L acquisition. In total, J&L accounted for approximately 87.0% and 84.0% of the increase in operating expenses, for the thirteen and thirty-nine week periods ended May 26, 2007, respectively. This includes the amortization of intangible assets of $1.9 million and $5.9 million, for the thirteen and thirty-nine week periods ended May 26, 2007, respectively. Excluding J&L, operating expenses increased primarily due to an increase in payroll and payroll related costs, and an increase in freight expense to support increased sales. Although freight expense increased in total dollars, as a percentage of net sales it has decreased due to more favorable pricing received based on increased volume as a result of the J&L acquisition.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to increase the field sales force to approximately 800 by the end of our fourth quarter of fiscal 2007, which will result in increased payroll and payroll related costs.

We have experienced an increase in medical costs of our self-insured group health plan for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006.

The medical expense increase in dollars is primarily a result of the increase in the number of participants primarily from the J&L acquisition as well as an increase in costs due to medical inflation.

The decrease in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, is primarily the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Income from Operations	$75,409	$59,028	27.8%	$214,184	$164,634	30.1%
Percentage of Net Sales	17.5%	17.9%		17.3%	17.7%

The increase in income from operations for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the acquisition of J&L, a business with lower operating and gross margins as compared to MSC, offset by the distribution of expenses over a larger revenue base.

Interest Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Interest Income	$271	$1,250	-78.3%	$708	$3,185	-77.8%

The decrease in interest income for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, is a result of lower cash and investment balances due to the acquisition of J&L, an increase in our quarterly dividend and the repurchase of our Class A common stock in the fourth quarter of fiscal 2006 and the first half of fiscal 2007.

Interest Expense

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Interest Expense	$(3,125)	$(7)	44,542.9%	$(9,667)	$(21)	45,933.3%

The increase in interest expense for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to same periods in fiscal 2006, is a result of the term loan borrowings in connection with the J&L acquisition in the fourth quarter of fiscal 2006 and borrowings under the revolving loan credit facility. Borrowings outstanding at May 26, 2007 were approximately $200.7 million as compared to approximately $0.9 million at May 27, 2006. There were no borrowings outstanding under the revolving loan credit facility as of May 26, 2007.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$27,028	$23,309	16.0%	$78,862	$65,723	20.0%
Effective Tax Rate	37.13%	38.64%		38.39%	39.12%

The decrease in the effective tax rate for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, is primarily attributable to lower state taxes due to the successful implementation of efficient tax planning strategies, and the realization of some benefits from the conclusion of certain tax audits.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2007	May 27, 2006	Percentage Change	May 26, 2007	May 27, 2006	Percentage Change
	(Dollars in thousands)
Net Income	$45,765	$37,018	23.6%	$126,568	$102,282	23.7%
Diluted Earnings Per Share	$0.69	$0.54	27.8%	$1.89	$1.50	26.0%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 26, 2007, as compared to the same periods in fiscal 2006, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and thirty-nine week periods ended May 26, 2007 was impacted by the repurchase of our Class A common stock in fiscal 2006 as well as repurchases made in the first half of fiscal 2007, which resulted in fewer shares outstanding at May 26, 2007.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. However, as a result of the acquisition of J&L in fiscal 2006, we incurred additional borrowings under a term loan and we have borrowed funds under our revolving loan credit facility for working capital purposes. At May 26, 2007 total borrowings outstanding were $200.7 million, as compared to $0.9 million as of May 27, 2006. There are no borrowings outstanding under the revolving loan credit facility as of May 26, 2007.

At May 26, 2007, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the first four quarters, $10.3 million in each of the next four quarters commencing in June 2008, $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the remaining three quarters commencing in June 2010 and a final payment of $15.5 million due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at May 26, 2007 was 5.82%.  The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 26, 2007, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations, available cash reserves and our $75.0 million revolving loan credit facility will be adequate to support our operations for at least the next twelve months.  In addition to the first principal payment, in June 2007, of $7.7 million, we also made an optional prepayment of $17.3 million.

Net cash provided by operating activities for the thirty-nine week periods ended May 26, 2007 and May 27, 2006 was $125.3 million and $90.7 million, respectively. The increase of $34.6 million in net cash provided by operating activities resulted primarily from higher net income in fiscal 2007, an increase in depreciation and amortization and less growth in accounts receivable offset by a reduction in growth in accounts payable at May 26, 2007, as compared to the same period in fiscal 2006.

Net cash used in investing activities for the thirty-nine week periods ended May 26, 2007 was $34.2 million and represents payments for the acquisition of J&L and expenditures for property, plant and equipment. The net cash provided by investing activities for the thirty-nine week periods ended May 27, 2006 was $5.4 million, and represents net proceeds related to available-for-sale security transactions offset by expenditures for property, plant and equipment.

Net cash used in financing activities for the thirty-nine week periods ended May 26, 2007 and May 27, 2006 was $89.0 million and $4.2 million, respectively. The increase in the net cash used in financing activities is primarily the result of the repurchase of shares of our Class A common stock in the first half of fiscal 2007, an increase in our quarterly dividend, and lower proceeds from the exercise of Class A common stock options as well as a reduction of tax benefits from stock-based compensation.

We reissued approximately 58,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2007 to fund the Associate Stock Purchase Plan. During the first thirty-nine weeks of fiscal 2007, we repurchased approximately 1.6 million shares of our Class A common stock for approximately $64.1 million, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. We may make future repurchases based on market conditions and other investment criteria. We have adequate cash resources to fund such future repurchases.

We paid a dividend of $11.8 million on April 26, 2007, $9.2 million on January 23, 2007 and $9.4 million on November 16, 2006 to shareholders of record at the close of business on April 12, 2007, January 9, 2007 and November 2, 2006, respectively. On June 26, 2007, the Board of Directors declared a dividend of $0.18 per share payable on July 24, 2007 to shareholders of record at the close of business on July 10, 2007. The dividend will result in a payout of approximately $11.9 million, based on the number of shares outstanding at July 2, 2007.

As a result of the acquisition of J&L, the implementation of operational enhancements and expansions in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2007. We have adequate resources to fund these plans out of cash and our $75.0 million revolving loan credit facility.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). We paid rent under operating leases to Affiliates for the first thirty-nine weeks of fiscal 2007 of approximately $1.3 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as described above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 26, 2007, we had term loan borrowings outstanding under our credit facility of $200.0 million. Principal payments begin in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the first four quarters, $10.3 million in each of the next four quarters commencing in June 2008, $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the remaining three quarters commencing in June 2010 and a final payment of $15.5 million due in June 2011. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at May 26, 2007 was 5.82%. We also have available a $75.0 million revolving loan credit facility. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for these borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 26, 2007, we were in compliance with the operating and financial covenants of the credit facility. We anticipate cash flows from operations, available cash reserves and cash available under the revolving loan credit facility, will be adequate to support our operations for at least the next twelve months. In addition to the first principal payment, in June 2007, of $7.7 million, we also made an optional prepayment of $17.3 million.

We also have a long-term note payable in the amount of approximately $712,000 to the Pennsylvania Industrial Development Authority which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15,000 (includes principal and interest) through September 2011.

Our interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents.

Item 4. Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15(b) and 15d-15(b), we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting during the third fiscal quarter ended May 26, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. As a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including current inquiries relating to pricing compliance and Trade Agreements Act compliance. It is the opinion of management at this time that the ultimate resolution of such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A.                Risk Factors

Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended August 26, 2006. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Form 10-K.

As a United States government contractor, we are subject to certain laws and regulations which may increase our costs of doing business and which subject us to certain compliance requirements and potential liabilities.

As a supplier to the U.S. government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers, and in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations, including current inquiries into our pricing compliance and Trade Agreements Act compliance. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts. We believe that the ultimate resolution of such claims, lawsuits and pending actions and inquiries will not have a material adverse effect on our consolidated financial position, results of operation or liquidity.

Shares Eligible for Future Sale

Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of May 26, 2007 there were 47,106,956 shares of Class A common stock outstanding. In addition, 2,975,229 options to purchase shares of Class A common stock granted under the Company’s prior stock option plans and the current Omnibus Equity Plan remain outstanding. As of May 26, 2007, an additional 2,246,694 shares of Class A common stock were available for future restricted stock and options grants under the Company’s Omnibus Equity Plan. A total of 188,338 shares may be sold through the Company’s 1998 Associate Stock Purchase Plan.

Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of May 26, 2007 there were 18,839,874 shares of Class B common stock outstanding. All of the shares of Class B common stock (and shares of Class A common stock into which such shares are convertible) are “restricted securities” for purposes of the Securities Act. Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale. The conversion of a substantial number of shares of Class B common stock into shares of Class A common stock could cause a change in controlling ownership, which could adversely affect the prevailing market price of the Company’s common stock.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended May 26, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/25/07–03/31/07	1,719	$45.27	1,719	2,730,473
04/01/07–04/28/07	—	—	—	2,730,473
04/29/07–05/26/07	—	—	—	2,730,473
Total	1,719	$45.27	1,719

(1)          An Associate delivered 1,719 shares of restricted stock to the Company, upon vesting, to satisfy tax-withholding requirements.

(2)          Activity is reported on a trade date basis.

(3)          The Board of Directors has established the MSC stock repurchase plan (the “Plan), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. As of May 26, 2007, the maximum number of shares that may yet be repurchased under the stock repurchase plan is 2,730,473 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc.
(Registrant)

Dated: July 3, 2007	By:	/s/ DAVID SANDLER
President and Chief Executive Officer

Dated: July 3, 2007	By:	/s/ CHARLES BOEHLKE
Executive Vice President and Chief Financial Officer