Form 10-K
period 2007-09-01
MSC INDUSTRIAL DIRECT CO INC
filed 2007-10-31
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14130

MSC INDUSTRIAL DIRECT CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-3289165 (I.R.S. Employer Identification No.)
75 Maxess Road, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)

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

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of October 26, 2007, 47,657,727 shares of Class A common stock and 18, 389,874 shares of Class B common stock of the registrant were outstanding. The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 23, 2007 was approximately $2,105,641,902.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's Proxy Statement for its 2008 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

PART I.

ITEM 1.    BUSINESS.

        This Annual Report on Form 10-K, including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, our ability to realize the anticipated sales and purchasing synergies from the J&L America, Inc., d/b/a J&L Industrial Supply ("J&L") integration, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, the outcome of potential government or regulatory proceedings or future litigation relating to inquiries or audits, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports, the risks of war, terrorism, and similar hostilities, and dependence on our information systems and on key personnel. See "Risk Factors." Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

        The information contained in this Annual Report on Form 10-K includes the effect of the acquisition of J&L, a former subsidiary of Kennametal, Inc., unless otherwise noted. The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The financial results of J&L are included in the consolidated financial results in the balance sheet as of the fiscal year ended August 26, 2006 and thereafter, and in the consolidated statements of income as of the acquisition date which was June 8, 2006.

        J&L continues to operate with a separate brand and has its own service model. However, operating systems were integrated during the fourth quarter of fiscal 2007. As a result, certain performance measurements can only be calculated on a consolidated basis as of the fourth quarter period. Where applicable we have noted that these measurements are as of the fourth quarter. The J&L location in Wednesbury, United Kingdom ("J&L U.K.") is excluded from certain measurements, unless otherwise noted, as these measurements are not relevant to its business model. For fiscal 2007, J&L U.K. represented less than 3% of the Company's consolidated net sales.

General

        MSC Industrial Direct Co., Inc. (together with its subsidiaries, "MSC," the "Company," "we," "our," or "us"), a corporation incorporated in the State of New York in 1995, is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' maintenance, repair and operations ("MRO") supplies, which includes our metalworking products.

        We offer approximately 590,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and the Internet, including our websites, MSCDirect.com, JLIndustrial.com and use-enco.com (the "MSC Websites"). Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

        Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers' MRO needs. We believe we add value to our customers' purchasing process by reducing their total MRO and supplies costs, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We try to achieve this reduction in MRO supplies costs in the following manner:

  •
  our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;

  •
  we guarantee same-day shipping of our core business products, which enables our customers to reduce their inventory investment and carrying costs. J&L has its own service model and does not guarantee same-day shipping, although most orders are shipped the same day;

  •
  we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management; and

  •
  we have extensive e-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions such as Oracle, SAP and Infor (formerly known as Datastream). We offer inventory management solutions with our Customer Managed Inventory ("CMI") and Vendor Managed Inventory ("VMI") systems that can lower our customers' inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with MSCDirect.com and many third party e-procurement software solutions.

        Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration ("GSA") and the United States Postal Service ("USPS"). Our core business focuses on selling relatively higher margin, lower volume products for which we had an average order size of $296 for the fourth quarter of fiscal 2007. As our national account and government programs sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. We have in excess of 390,000 active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC's various publications and place their orders by telephone, the Internet, the MSC Websites and direct computer link or facsimile.

        We operate primarily in the United States, with customers in all 50 states, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the U.S. and one is located in the U.K.) and 95 branch offices (94 branches are located within the U.S. and one is located in the U.K.). MSC's customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. During fiscal

2007, the J&L customer fulfillment centers located in Elk Grove, Illinois and Livonia, Michigan were closed and their volume was absorbed into MSC's existing logistics network. The strategic locations of MSC's customer fulfillment centers allow for next day ground delivery via low cost ground carriers in 38 states. J&L has its own service model and does not guarantee same-day shipping, although most orders are shipped the same day. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. Accordingly, our long-term strategy is to expand our geographic next day delivery coverage throughout the continental United States, which at some point in the future may require the expansion of existing facilities, the opening of new facilities or the use of premium freight methods.

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

        In connection with the acquisition of J&L, Kennametal, Inc., J&L and the Company entered into certain business arrangements, including: (a) a distributor agreement under which the Company and J&L have received an exclusive five-year national level distribution arrangement for Kennametal branded products (within the U.S.), a non-exclusive distributorship in the U.S. for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.; (b) a trademark license agreement which grants us an exclusive, royalty-free, right and license in perpetuity for the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; (c) a private label agreement under which Kennametal manufactures and supplies to the Company certain products under the HERTEL trademark; (d) certain noncompetition arrangements; and (e) an administrative services agreement which terminated on June 30, 2007.

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

        Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and relatively small sales volumes, smaller suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to cost-effectively visit all buyers and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of hybrid business models with direct marketing and direct sales organizations such as MSC. As a result of these dynamics, we have captured an increased share of sales by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

        We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, internal distribution costs and administrative inefficiencies are reduced. We try to achieve this through:

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

Business Strategy

        Our business strategy is to reduce our customers' total cost of procurement for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

  •
  broad selection of in-stock products, offering name brand and generic products;

  •
  prompt response and same-day shipping;

  •
  superior, value-added customer service;

  •
  competitive pricing;

  •
  targeted direct mail marketing; and

  •
  commitment to technological innovation.

        Broad Selection of Products.    We believe that our ability to offer customers a broad spectrum of brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer similar products with varying degrees of name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple suppliers. We offer approximately 590,000 products, most of which are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

        Same-Day Shipping.    Our guaranteed same-day shipping of products results in next day or second day delivery for customers in most of the continental United States. This prompt delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee 99.99% of the time. J&L has its own service model and does not guarantee same-day shipping, although most orders are shipped the same day. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day ground delivery is not available. The strategic locations of our customer fulfillment centers allow next day ground delivery via low cost ground carriers in 38 states.

        Superior Customer Service.    Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC's in-bound sales representatives implement the "one call does it all" philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, "one call does it all" philosophy of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. While J&L has a slightly different approach, based on highly specialized services, their primary goal is superior customer service. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

        Targeted Direct Mail Marketing Strategy.    Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 590,000 items. In fiscal 2007, our master catalogs were supplemented by 123 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components and maintenance and repair, industrial supply, and hose and tubing. We use our database of companies and contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publication circulation increased to 30.2 million in fiscal 2007 from 29.6 million in fiscal 2006. The circulation volume and number of publications increased as a result of the J&L acquisition, offset by the decrease in MSC's publications as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent.

        Commitment to Technological Innovation.    We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the SKUs (approximately 590,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by e-commerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through e-commerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive electronic data interchange ("EDI") ordering system to support our customer based purchase order processing. We continue to invest in inventory management solutions with our CMI program which allows for automated inventory replenishment by customers, thereby enabling the customer to lower their overall procurement costs and maintain lower inventory levels.

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

  •
  increasing sales to J&L customers by offering MSC's entire SKU offering;

  •
  increasing the number of product lines and SKUs offered, including generic and imported products;

  •
  targeting the circulation and content of our master catalogs and our direct mail campaign;

  •
  continually developing technological innovations employing modern technologies to reduce our customers' costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

  •
  expanding next day ground delivery into new markets;

  •
  maintaining excellent customer support service; and

  •
  considering selected acquisitions.

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

        Increasing the size and improving the productivity of our direct sales force.    We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend.

        Opening additional branches in the western region of the United States.    In fiscal 2007, as part of our west coast expansion strategy, we opened a new branch near Fresno, California with its own field sales force. By the end of the first quarter of fiscal 2008, we expect to open branches near Salt Lake City, Utah; Portland, Oregon; and Seattle, Washington. We believe that this is an opportunity to increase our market share in the western region of the United States.

        Increasing sales to J&L customers by offering MSC's entire SKU offering.    We have continued the process of sending our catalog to J&L customers to promote MSC's entire SKU offering. We have finalized training to the J&L field sales force and incorporated MSC's MRO product offering into our direct marketing campaigns.

        Increasing the number of product lines and productive SKUs.    We believe that continuing to increase the breadth and productivity of our product line are effective methods of increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchased by our customers and to attract new customers. In order to provide a diverse product line and maintain profit margins in our competitive market place, we have also sought out vendors to supply higher margin generic and imported products. In fiscal 2007, in the MSC catalog, we added approximately 22,000 SKUs and removed approximately 29,000 existing SKUs. In fiscal 2008, in the MSC catalog distributed in September 2007, we added approximately 24,000 new SKUs and removed approximately 30,000 existing SKUs. We currently have approximately 590,000 SKUs in total. We generally add SKUs based on the value we believe they will bring to our customers.

        Targeted circulation of our master catalogs and direct mail campaign.    Through our marketing efforts we have accumulated an extensive buyer database and industry expertise within specific markets. We utilize empirical information from our marketing database to prospect for new customers and target the circulation of our master catalogs to those most likely to purchase. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

        E-commerce capabilities.    MSC's Websites are a proprietary business-to-business horizontal marketplace serving the industrial market, offering customers full access to all of the SKUs that we sell, and are backed by a complete service model by the respective MSC company. All orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. The MSC Websites utilize the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers' needs first. The MSC Websites are available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. As part of our continued effort to improve our e-commerce capabilities the keyword search function was enhanced. We believe the MSC Websites are a key component of our strategy to reduce customers' transaction costs and internal requisition time. The MSC Websites also allows customers to control which members of their staff are entitled to purchase products online, how much they are entitled to spend and which members of their staff require secondary approval. The process is fully automated and integrated into our operating systems. Most orders move directly from the customers' desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continued to raise awareness and drive volume to the websites. The MSC Website's consolidated revenue was approximately $115.1 million in the fourth quarter of fiscal 2007, representing 26.2% of consolidated net sales in the fourth quarter of fiscal 2007.

        E-procurement solution providers sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers such as Ariba, Perfect Commerce, Oracle, SAP, Infor (formerly known as Datastream) amongst others. We continue to evaluate and expand our capabilities in these areas, as the needs of our customers grow in these areas.

        Expanding next day ground delivery.    Our experience has been that sales in areas accessible by next day ground delivery are significantly greater than in areas with second day delivery. Accordingly, our long-term goal is to expand our geographic coverage of next day ground delivery throughout the United States, which at some point in the future may require the expansion of existing facilities, the opening of new facilities or the use of premium freight methods.

        Maintain excellent customer support service.    Our goal is to anticipate a customer's service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. MSC's "one call does it all" philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers' needs provides a market differentiator, which enables us to retain existing customers and to grow our customer base.

        Considering selected acquisitions.    The acquisition of J&L has played a significant role in our recent growth. From time to time, we may consider selected acquisitions that could either expand or complement our business in new or existing markets.

Products

        We currently offer approximately 590,000 SKUs, representing a broad range of MRO products that include, but are not limited to: cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock, raw materials; abrasives; machinery hand and power tools; safety, janitorial; plumbing; material handling; power transmission; electrical supplies as well as other categories. We attribute a portion of our sales growth to the large number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our offering of specific products from multiple manufacturers at different price and quality levels, provides our customers a "good-better-best" product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price enabling the customer to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition through offering name brand and generic products and offers significant depth in its core product lines, while maintaining competitive pricing.

        Our in-bound sales representatives and technical support associates are trained to assist customers in making intelligent cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers' industrial supply costs.

        Including J&L U.K., we purchase substantially all of our products directly from approximately 3,000 suppliers. Kennametal, Inc., our largest supplier, accounted for approximately 8% of our total purchases in fiscal 2007. In connection with the acquisition of J&L, Kennametal, Inc., J&L and the Company entered into certain business arrangements, including a distributor agreement under which the Company and J&L have received an exclusive five-year national level distribution arrangement for Kennametal branded products (within the U.S.), a non-exclusive distributorship in the U.S. for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.

Customer Fulfillment Centers

        A significant number of our products are carried in stock. Approximately 83% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the picking process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom. The J&L customer fulfillment centers located in Elk Grove, Illinois and Livonia, Michigan were closed during fiscal 2007 and their volume was absorbed into MSC's existing logistics network.

Sales and Marketing

        Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of $296 in the fourth quarter of fiscal 2007. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2007), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

        One focus area for our sales force is the execution of contracts with the GSA, the USPS and the procurement agencies of numerous individual states. We believe that expanding our business with government agencies will assist us to better manage periodic downturns in the manufacturing industry. These national relationships are for MRO products and are well matched to MSC's product breadth and depth. GSA customers include military bases, veteran's hospitals, federal correctional facilities, army corps of engineers facilities, amongst others. The USPS contract connects MSC to approximately 37,000 postal facilities nation-wide, including bulk mail centers, processing centers, vehicle maintenance facilities, post offices and more. In addition to the individual state contracts that MSC already has, or is currently pursuing, we are now pursuing a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

        We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supplies base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using e-commerce solutions such as MSC's e-procurement integration abilities, VMI and CMI inventory programs. By adding national accounts, we are able to diversify into new customer segments, strengthen our MRO product categories and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model. Since its integration into MSC, J&L has continued to offer its own suite of services that are similar to MSC's, as well as provide access to MSC services for J&L customers.

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

        We have in excess of 390,000 active customers (companies which have purchased at least once during the past 12 months). Typically, a customer's industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and place their orders by telephone, Internet, MSC Websites and direct computer link or facsimile.

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

        We rely on 874 (including J&L U.K.) in-bound sales representatives at our call centers, customer fulfillment centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC's "one call does it all" philosophy is predicated on the ability of the sales representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

        Our 814 (including J&L U.K.) direct sales representatives work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization feedback on competitive landscape, and purchasing trends and help to drive process and service improvement in order for MSC to retain and increase our market position.

Branch Offices

        We currently operate 95 branch offices. There are 94 branch offices within the United Sates with locations in 37 states, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. During fiscal 2007, as part of our west coast expansion strategy, we opened a new branch near Fresno, California. By the end of the first quarter of fiscal 2008, we expect to open branches near Salt Lake City, Utah; Portland, Oregon; and Seattle, Washington.

Publications

        Our primary reference tool is our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces an annual catalog, and J&L produces a catalog bi-annually. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

        MSC's in-house marketing staff designs and produces all of our catalogs and brochures. Each publication contains photographs, detailed product descriptions and a toll-free telephone number and website address to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalogs and brochures more quickly.

        The number of pieces mailed has increased from approximately 28.6 million in fiscal 2005 to approximately 30.2 million in fiscal 2007. The circulation volume and number of publications increased as a result of the J&L acquisition offset by the decrease in MSC's publications as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent.

	Fiscal Years Ended
	August 27, 2005 (52 weeks)	August 26, 2006 (52 weeks)	September 1, 2007 (53 weeks)
Number of publication titles	97	112	126
Number of publications mailed	28,600,000	29,600,000	30,200,000

Customer Service

        One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers, most of which are located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. In general, our telephone ordering system is flexible and in the event of a local or regional breakdown can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed; if the credit is approved, the order is generally electronically transmitted to the customer fulfillment center closest to the customer where the order is shipped. We believe that our relationships with all of our freight carriers are satisfactory. We guarantee same-day shipping of in-stock products if the order is received prior to regional cut-off times and most customers receive their orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. J&L has its own service model and does not guarantee same-day shipping, although most orders are shipped the same day. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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

        Most of our information systems operate over a wide area network and are real-time information systems that allow each customer fulfillment center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors substantially all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an EDI purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

        In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language ("XML") ordering system to support our customer based purchase order processing. We have developed a Windows®-based CD-ROM electronic catalog package and provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI initiative which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. In 2005, we expanded both our VMI and CMI capabilities to function directly as front-end ordering systems for our E-portal based customers.

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

Seasonality

        We generally experience slightly lower sales volumes during the summer months (our fourth fiscal quarter) as a result of our industrial customers' plant shutdowns during this period.

Associates

        As of September 1, 2007, we employed 3,952 associates, including 3,792 full-time and 160 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

        We file annual, quarterly and current reports, and other reports and documents with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

        The Company's Internet address is http://www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management's Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

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

Our ability to realize the anticipated sales and purchasing synergies from the J&L business will have a significant effect on our future operations.

        On June 8, 2006 we acquired J&L. See Note 2 to the consolidated financial statements.

        Our future results of operations will be significantly influenced by the operations of J&L, and we will be subject to a number of risks and uncertainties, including the following:

  •
  we may not continue to achieve the strategic objectives and other anticipated potential benefits of the acquisition, or do so in the time we anticipate. Our failure to continue to achieve these strategic objectives or to do so in a timely manner could have a material adverse effect on our revenues, expenses, and operating results;

  •
  both companies have the U.S. Government and civilian and military agencies of the U.S. Government as significant customers. We face risks associated with integrating the contracting activities of the expanded company, and although to date we have not received any negative indications from the U.S. Government, there can be no assurance that the U.S. Government will maintain existing, or enter into any new contracts with the expanded company;

  •
  as a result of the acquisition, we currently have term loan borrowings outstanding of $175.0 million under the credit facility (the "Credit Facility"), which was closed simultaneously with the acquisition. In addition, we are subject to various operating and financial covenants under the Credit Facility (at September 1, 2007, we were in compliance with the operating and financial covenants of the Credit Facility); our failure to comply with these covenants could result in the lender declaring a default and accelerating repayment of the indebtedness. Our failure to repay this debt when due would materially adversely affect our financial condition and results of operations; and

  •
  as a result of the acquisition, we are a larger, more geographically dispersed and complex organization. If our management is unable to continue to effectively manage the expanded company, our operating results will suffer.

        The acquisition of J&L has played a significant role in our recent growth. From time to time, we may consider selected acquisitions that either could expand or complement our business in new or existing markets. There can be no assurance that we will be able to identify and to acquire acceptable acquisition candidates on terms favorable to us and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on our growth strategy.

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

        The MRO supply industry, although consolidating channels, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors.

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

        Traditional MRO suppliers are attempting to consolidate the market through internal expansion, through acquisitions or mergers with other industrial and construction suppliers, or through a combination of both. This consolidation allows suppliers to improve efficiency and spread fixed costs over a greater number of sales, and to achieve other benefits derived from economies of scale.

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

        As a supplier to the U.S. government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers, and in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations, including a current inquiry into our pricing compliance and Trade Agreements Act compliance. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts and it is the opinion of management at this time that the ultimate resolution of such inquiries will not have a material adverse effect on our consolidated financial position, results of operation or liquidity.

The risk of cancellation or rescheduling of orders may cause our operating results to fluctuate.

        The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers' business needs or purchasing budgets, including changes in national and local government budgets. Additionally, although our customer base is diverse, ranging from individual machine shops to Fortune 1000 companies and large government agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

Work stoppages and other disruptions, including those due to extreme weather conditions, at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

        Our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as the hurricanes of 2005, and the severe winter weather experienced during the third quarter of fiscal 2003 affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

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

        In the future, as part of our long term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration and intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, new customer fulfillment centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center.

Additionally, until sales volumes mature at new customer fulfillment centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new customer fulfillment centers could have a material adverse effect on our geographic expansion and may impact results of operations.

Our common stock price may be volatile.

        We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2007 and fiscal 2006, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

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

Shares eligible for future sale.

        Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of September 1, 2007 there were 47,689,925 shares of Class A common stock outstanding. In addition, as of September 1, 2007, 2,574,823 options to purchase shares of Class A common stock granted under the Company's stock option plans remain outstanding. As of September 1, 2007, restricted stock or options to purchase an additional 2,265,450 shares of Class A common stock were available for grant or unissued, respectively, under the Company's 2005 Omnibus Equity Plan. Approximately 174,842 shares may be sold through the Company's Associate Stock Purchase Plan. The Omnibus Equity Plan replaced the 1995, 1998, and 2001 Stock Option Plans, and the 1995 Restricted Stock Plan (the "Previous Plans"). The Omnibus Equity Plan covers 3,000,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not covered by previous grants that were made under the Previous Plans, for an aggregate of approximately 500,000 fewer shares than were covered under the Previous Plans. On October 18, 2007, the Board of Directors approved the granting of 474,000 stock options and 135,213 shares of restricted stock.

        Our Class B common stock is convertible, on a one-for-one basis, into our Class A common stock at any time. As of September 1, 2007, there were 18,389,874 shares of Class B common stock outstanding. All of the shares of Class B common stock (and the shares of Class A common stock into which such shares are convertible) are "restricted securities" for purposes of the Securities Act.

        Subject to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act, all of such restricted securities are eligible for public sale.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	529,000	October 1990
Elkhart, Indiana(2, 4)	528,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(3)	79,000	June 1998

(1)
The related party lease for this facility expires on July 1, 2023.

(2)
These facilities are owned by MSC.

(3)
This facility was acquired as part of the J&L acquisition and is leased.

(4)
This facility was expanded during fiscal 2007.

        We maintain 94 branch offices within the United States located in 37 states and one location in the United Kingdom. The branches range in size from 992 to 55,000 square feet. The leases for these branch offices will expire at various periods between November 2007 and June 2013. The aggregate annual lease payments on these branches and the Atlanta, Livonia, Elk Grove and Wednesbury customer fulfillment centers in fiscal 2007 was approximately $9,712,000. During fiscal 2007, the J&L customer fulfillment centers located in Elk Grove, Illinois and Livonia, Michigan were closed, and their volume was absorbed into MSC's existing logistics network.

        We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York. We also maintain headquarters for J&L at a 50,000 square foot facility that we lease in Southfield, Michigan, which was assigned to us in connection with the J&L acquisition. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS.

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. In addition, as a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        MSC's Class A common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." MSC's Class B common stock is not traded over any public market.

        The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and cash dividends per share for the period from August 28, 2005 to September 1, 2007.

	Price of Class A Common Stock
Fiscal Year Ended September 1, 2007			Dividend Per Share Common Stock Class A & Class B
	High	Low
First Quarter—November 25, 2006	$44.11	$37.44	$0.14
Second Quarter—February 24, 2007	45.50	38.54	0.14
Third Quarter—May 26, 2007	51.51	41.79	0.18
Fourth Quarter—September 1, 2007	57.33	48.47	0.18
	Price of Class A Common Stock
Fiscal Year Ended August 26, 2006			Dividend Per Share Common Stock Class A & Class B
	High	Low
First Quarter—November 26, 2005	$39.70	$31.97	$0.12
Second Quarter—February 25, 2006	47.88	38.09	0.14
Third Quarter—May 27, 2006	54.72	44.00	0.14
Fourth Quarter—August 26, 2006	49.41	38.01	0.14

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. The Company paid a total annual cash dividend of $0.64 and $0.54 per share for fiscal 2007 and fiscal 2006, respectively. This policy is reviewed regularly by the Board of Directors. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.18 per share for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

        On October 18, 2007, the Board of Directors declared a quarterly cash dividend of $0.18 per share payable on November 15, 2007 to shareholders of record at the close of business on November 1, 2007. The dividend of $0.18 per share will result in a quarterly payout of approximately $11.9 million, based on the number of shares outstanding at October 26, 2007.

        On October 26, 2007, the last reported sales price for MSC's Class A common stock on the NYSE was $47.97 per share.

        The approximate number of holders of record of MSC's Class A common stock as of October 26, 2007 was 647. The number of holders of record of MSC's Class B common stock as of October 26, 2007 was 17.

Purchases of Equity Securities

        The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock, during the quarter ended September 1, 2007:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/27/07-06/30/07	—	$—	—	2,730,473
07/01/07-07/28/07	—	$—	—	2,730,473
07/29/07-09/01/07	227,761	$48.95	227,761	2,502,712

Total	227,761	$48.95	227,761

(1)
Activity is reported on a trade date basis.

(2)
The Board of Directors established the MSC stock repurchase plan (the "Plan). The total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. As of September 1, 2007, the maximum number of shares that may yet be repurchased under the stock repurchase plan is 2,502,712 shares. There is no expiration date for this program.

Equity Compensation Plan Information

        Information for our equity compensation plans in effect as of September 1, 2007 is as follows: (amounts in thousands, except per share amounts)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,574	$25.57	2,265
Equity compensation plans not approved by security holders	—	—	—

Total	2,574	$25.57	2,265

Performance Graph

        The following graph compares the cumulative total return on an investment in MSC's common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of MSC's Class A common stock on the New York Stock Exchange and each index on August 31, 2002 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of MSC's Class A common stock.

        Cumulative Total Stockholder Return for the Period August 31, 2002 through September 1, 2007

	Fiscal Years Ended
	8/31/02	8/30/03	8/28/04	8/27/05	8/26/06	9/1/07
MSC Industrial Direct Co., Inc.	$100.00	$168.22	$241.95	$280.64	$319.65	$436.15
S&P Midcap 400	$100.00	$118.41	$133.12	$166.15	$177.22	$206.42
Dow Jones US Business Support Services	$100.00	$110.85	$118.80	$132.74	$144.04	$169.34

Source: Research Data Group, Inc.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 27, 2005, August 26, 2006 and September 1, 2007 and the selected consolidated balance sheet data as of August 26, 2006 and September 1, 2007 are derived from MSC's audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended August 30, 2003 and August 28, 2004 and the selected consolidated balance sheet data as of August 30, 2003, August 28, 2004 and August 27, 2005 are derived from MSC's audited consolidated financial statements not included herein. For the fiscal year ended August 26, 2006, the selected consolidated income statement data includes J&L as of June 8, 2006, which was the acquisition date, and the selected consolidated balance sheet data includes J&L as of the fiscal year ended August 26, 2006. See Note 2 to the consolidated financial statements contained herein.

	Fiscal Years Ended
	August 30, 2003 (52 weeks)	August 28, 2004 (52 weeks)	August 27, 2005 (52 weeks)		August 26, 2006 (52 weeks)		September 1, 2007 (53 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$844,663	$955,282	$1,099,915		$1,317,519		$1,688,186
Gross profit	379,698	430,369	504,075		613,460		780,489
Operating expenses	296,760	299,661	326,415		392,594		489,606
Income from operations	82,938	130,708	177,660		220,866		290,883
Income taxes	32,321	51,886	69,484		85,381		105,564
Net income	52,092	81,155	112,270		136,389		173,930
Net income per common share:
Basic	0.78	1.21	1.65		2.04		2.64
Diluted	0.77	1.17	1.61		2.00		2.59
Weighted average common shares outstanding:
Basic	66,537	67,056	67,934		66,827		65,800
Diluted	67,912	69,548	69,889		68,319		67,057
Cash dividends declared per common share	$0.05	$0.29	$1.94	(2)	$0.54		$0.64
Consolidated Balance Sheet Data (at period end):
Working capital	$353,940	$326,376	$339,194		$374,746		$416,515
Total assets	618,970	729,387	651,598		1,014,298		1,075,327
Short-term debt	169	142	151		7,843		33,471
Long-term debt, net of current maturities	1,132	997	830		192,986		142,200
Shareholders' equity	510,355	618,206	530,416		639,273		727,877
Selected Operating Data:(1)
Active customers	343	344	343		346	(3)	390
Approximate Number of SKUs	530	550	550		550	(3)	590
Orders entered	3,777	4,020	4,295		4,774		5,729
Number of publications mailed	33,500	28,200	28,600		29,600		30,200
Number of publication titles (not in thousands)	91	96	97		112		126

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—General."

(2)
Includes a special dividend of $1.50 per share.

(3)
Excludes J&L.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

        Our objective is to become the preferred supplier of industrial products for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

  •
  expanding government and national account programs;

  •
  opening additional branches in the western region of the United States;

  •
  increasing sales to J&L customers by offering MSC's entire SKU offering;

  •
  expanding our direct sales force and increasing their productivity;

  •
  increasing the number of product lines and SKUs offered, including generic and imported products;

  •
  targeting the circulation and content of our master catalogs and our direct mail campaign;

  •
  continually developing technological innovations employing modern technologies to reduce our customers' costs and utilizing extensive e-commerce capabilities, making it even easier and more appealing to do business with MSC;

  •
  expanding next day ground delivery into new markets;

  •
  maintaining excellent customer support service; and

  •
  considering selected acquisitions.

        On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. J&L provides metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. J&L offers value added services to its customers that are similar to MSC's including electronic commerce, inventory management techniques, consolidation of orders, high availability of its active product categories, and technical support services.

        The acquisition of J&L has played a significant role in our recent growth. From time to time, we may consider selected acquisitions that either could expand or complement our business in new or existing markets.

        In the future, we intend to take advantage of the additional products offered and our expanded distribution capabilities through our direct marketing efforts and by increasing the size of our sales force; however, the costs associated with the sales force expansion and our direct marketing program will be incurred in advance of increased sales and may negatively impact operating margins in the short term. We have continued the process of sending our catalog to J&L customers to promote MSC's entire SKU offering. We have finalized training to the J&L field sales force and incorporated MSC's MRO product offering into our direct marketing campaigns. Historically, we have been able to acquire new customers and increase sales to existing customers through our direct marketing program, although there is no guarantee that this will continue in the future.

        Through fiscal 2007, we continued to benefit from a strong U.S. economy as well as the execution of our growth strategies to increase revenues. For the year ended September 1, 2007, net sales increased 28.1% and 19.8% in fiscal 2007 and fiscal 2006, respectively, from the comparable prior year periods. The fiscal 2007 period included 53 weeks versus 52 in fiscal 2006. Fiscal 2007 sales growth on a comparable basis to fiscal 2006 would be 25.6%. We have been able to gain market share in the national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. We are continuing to increase the number of sales associates in existing markets and new market. During fiscal 2007, we opened a new branch near Fresno, California with its own sales force as part of our west coast expansion strategy. Sales related to the new branch did not have a significant impact on our total sales for fiscal 2007. We have increased the number of total sales associates to 814 at September 1, 2007 compared to 715 at August 26, 2006. We expect to continue to increase the sales force to approximately 840 by the end of the first quarter of fiscal 2008, which includes the additional sales associates to be hired in the Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington area branches, which are expected to open by the end of the first quarter of fiscal 2008, as part of the continued west coast expansion strategy.

        The gross margin decreased in fiscal 2007 to 46.2% from 46.6% in fiscal 2006. This is primarily the result of the full year impact of the lower J&L margins partially offset by passing on most of our vendors' product price increases and independent freight carriers' surcharges and raising prices due to market conditions. The increase in net sales did still provide for an increase in gross margin dollars which contributed to another year of increased cash flows. As a result we were able to return $42.3 million to shareholders in the form of dividends and made repurchases of $75.2 million of our Class A common stock.

        Operating expenses have increased 24.7% in fiscal 2007 compared to fiscal 2006. This is a result of the full year impact of J&L and as our organic sales have increased in fiscal 2007, we have seen an increase in operating expenses to support the sales growth (primarily payroll related costs and freight expenses). However, the increase in net sales and the realization of operating leverage from prior investments in our infrastructure offset by a moderate decrease in gross margin percentage enabled us to increase operating margins to 17.2% for fiscal 2007 as compared to 16.8% in fiscal 2006. We expect operating expenses to continue to increase during fiscal 2008 as a result of increased sales volume, inflation in our salary costs, increased spending on sales force headcount expansion, customer fulfillment center expansion, and increased freight and utility costs due to rising energy prices.

        During fiscal 2007, we increased direct mail advertising levels compared to fiscal 2006 levels. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at September 1, 2007 was approximately 390,000. We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow. During fiscal 2008, we expect mailing levels to increase slightly over fiscal 2007 levels.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2007, including some national account customers. The ISM is currently at 52.0% for the month of September 2007. This is a lower number than the previous month's ISM of 52.9%, which may be indicative of a deceleration in the growth of the overall economy. We have seen some significant swings in the ISM for much of the year. However the ISM did remain above 50% for most of fiscal 2007. We have historically experienced growing revenues during periods where the ISM is above 50%. It is possible that the impact of rising energy prices, inflation, interest rates, raw material availability, along with the condition of the U.S. economy, will have an adverse effect on customer order flow. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. To meet our customers' needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our CMI and VMI programs.

Results of Operations

        The following table shows selected items of MSC's Consolidated Statement of Operations, percentages of sales and comparisons between the fiscal years ended September 1, 2007 and August 26, 2006, and between the fiscal years ended August 26, 2006 and August 27, 2005.

Results of Operations—

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Net Sales	$1,688,186	$1,317,519	28.1%	$1,317,519	$1,099,915	19.8%

        Net sales increased 28.1% and 19.8% for the fiscal years ended 2007 and 2006, respectively. Of these amounts, we estimate approximately 11.7% of the growth for fiscal 2007 was attributable to our increase in prices on certain stock keeping units ("SKUs") based on market conditions in accordance with our pricing strategy. J&L contributed 59.1% of the growth through the third quarter of fiscal 2007 (since the systems were integrated in the fourth quarter, separate data is only available through the third quarter). We estimate approximately 12.8% and 36.8% of the net sales growth, for the fiscal years ended 2007 and 2006, is attributable to our Large Account Customer programs and 9.1% is related to the extra week in fiscal 2007. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts.

        The primary reasons for the increase in sales to existing customers during fiscal 2007 and fiscal 2006 is a combination of the success of our sales force in expanding the accounts as well as the continued strength of the U.S. economy. Our Large Account Customer programs sales initiative continued to be successful throughout fiscal 2007 and fiscal 2006, and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. We expect this to continue into fiscal 2008. The growth of the Large Account Customer programs (these customers tend to order larger amounts) and the strong U.S. economy are the primary reasons for the increase in average order size to $296, for the fourth quarter of fiscal 2007. These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $115.1 million for the fourth quarter of fiscal 2007, representing 26.2% of consolidated net sales. As our Large Account Customer programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business. Since its integration into MSC, J&L has continued to offer its own suite of services that are similar to MSC's, as well as, provide access to MSC services for J&L customers.

        We grew the field sales force to 814 associates at September 1, 2007, from 715 at August 26, 2006 and 520 at August 27, 2005, an increase of approximately 13.8% and 37.5% for fiscal 2007 and fiscal 2006, respectively, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2007 is the sales team for the Fresno, California area branch that opened in fiscal 2007, as part of our west coast expansion. The J&L sales associates have been included since August 26, 2006. Sales related to the new branch did not have a significant impact on our total sales during fiscal 2007. We plan to continue to increase the size of the sales force in fiscal 2008, which includes adding additional sales associates to continue to execute on our west coast expansion strategy, including new branches located near Salt Lake City, Utah, Portland, Oregon and Seattle, Washington, which are expected to open by the end of the first quarter of fiscal 2008.

        We introduced approximately 22,000 new SKUs in our fiscal 2007 catalog and removed approximately 29,000 existing SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth. The J&L catalog is produced bi-annually. The J&L catalog distributed in fiscal 2007 was a re-print of the fiscal 2006 catalog. In the fiscal 2008 MSC catalog, distributed in September 2007, we added approximately 24,000 new SKUs and removed approximately 30,000 existing SKUs.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Gross Profit	$780,489	$613,460	27.2%	$613,460	$504,075	21.7%
Gross Profit Margin	46.2%	46.6%		46.6%	45.8%

        The decrease in gross profit margin in fiscal 2007 to 46.2% is a result of the full year impact of the lower J&L gross margins due to pricing and increases in the cost of goods purchased offset by our price increases on certain SKUs based on market conditions. We anticipate that the gross profit margin will remain at approximately 46.2% for the first quarter of fiscal 2008, as we do not expect to be able to pass along price increases to customers as effectively as in the past due to market conditions. We are also seeing pressure on gross margin due to the impact of a shift in customer mix, product mix, cost and market pricing pressures.

        The increase in gross profit margin in fiscal 2006 to 46.6% was a result of our price increases on certain SKUs based on market conditions, offset by increases in the cost of goods purchased and J&L's lower gross margins due to pricing. During the fourth quarter of fiscal 2006, we incurred a non-recurring charge to cost of goods sold of $3.6 million related to a valuation adjustment of the acquired J&L inventory.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Operating Expenses	$489,606	$392,594	24.7%	$392,594	$326,415	20.3%
Percentage of Net Sales	29.0%	29.8%		29.8%	29.7%

        The dollar increase in operating expenses for fiscal 2007 as compared to fiscal 2006 was primarily the result of the full year impact of J&L in fiscal 2007, increased payroll and payroll related costs and an increase in freight expense to support increased sales. Included in operating expenses in fiscal 2007 were $6.2 million related to J&L acquisition integration costs, compared to $3.2 million in fiscal 2006, and the amortization expense of intangibles assets recorded as a result of the acquisition of J&L of $7.8 million in fiscal 2007 compared to $1.8 million in fiscal 2006.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in 2007 compared to 2006 primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We expect to continue to build the sales force during fiscal 2008 (including the addition of associates in the Salt Lake City, Utah, Portland, Oregon and Seattle, Washington area branches which are expected to open during the first quarter of fiscal 2008), which will result in increased payroll and payroll related costs.

        Medical costs per covered associate for our self-insured group health plan for fiscal 2007 were slightly lower than the fiscal 2006 levels. However, medical expenses in total did increase approximately 17.1% for fiscal 2007 largely due to an increase in participants, primarily related to the J&L acquisition.

        Stock-based compensation expense for stock options and restricted stock for fiscal 2007 and fiscal 2006 was $8.2 million and $9.5 million, respectively. Tax benefits related to this expense for fiscal 2007 and fiscal 2006 were $2.6 million and $2.3 million, respectively; resulting in a reduction in net income for fiscal 2007 and fiscal 2006 of $5.6 million and $7.2 million, respectively. The unrecognized share-based compensation cost related to stock option expense at September 1, 2007 was $9.6 million and will be recognized over a weighted average of 2.31 years.

        The decrease in operating expenses as a percentage of net sales for fiscal 2007, as compared to fiscal 2006, is primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base offset by the amortization of identifiable intangibles related to the J&L acquisition.

        The dollar increase in operating expenses for fiscal 2006 as compared to fiscal 2005 was primarily the result of an increase in payroll and payroll related costs, an increase in freight expense to support increased sales and an increase in stock-based compensation expense. Also, during the fourth quarter of fiscal 2006, we incurred a charge to operating expenses of $3.2 million related to J&L acquisition integration costs, including severance relating to the departure of certain J&L executives. J&L accounted for approximately one-third of the overall increase in operating expenses in fiscal 2006.

        Payroll and payroll related costs increased in 2006 compared to 2005 primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount was primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy (which included additional sales associates in the San Diego and Oakland area branches) to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume.

        Medical costs per covered associate for our self-insured group health plan for fiscal 2006 were slightly lower than the fiscal 2005 levels. However, medical expenses did increase for fiscal 2006 as a result of an increase in participants, primarily related to the J&L acquisition.

        The increase in stock-based compensation in fiscal 2006 was the result of the Company adopting FAS 123R as of the beginning of fiscal 2006. As discussed in Note 2 of the consolidated financial statements, prior to adopting FAS 123R, we were not required to record any compensation expense for stock options since all of our options were granted at the market price. Stock-based compensation expense for stock options for fiscal 2006 was $7.9 million, resulting in a reduction to earnings per share of $0.09

        The slight increase in operating expenses as a percentage of net sales for fiscal 2006, as compared to fiscal 2005, is primarily a result of the increase in stock-based compensation recorded, acquisition integration costs and the amortization expense of identifiable intangibles related to the J&L acquisition, offset by productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Income from Operations	$290,883	$220,866	31.7%	$220,866	$177,660	24.3%
Percentage of Net Sales	17.2%	16.8%		16.8%	16.2%

        Income from operations for fiscal 2007 was $290.9 million, an increase of $70.0 million, or 31.7% compared to fiscal 2006, and as a percentage of net sales, increased to 17.2% in fiscal 2007 from 16.8%

in fiscal 2006. The dollar increase in income from operations for fiscal 2007 and fiscal 2006 was primarily attributable to the increase in net sales, a portion of which is attributable to J&L, offset in part by the increase in operating expenses as described above. For fiscal 2007 compared to fiscal 2006 the percentage of net sales increased due to result of productivity gains, the distribution of expenses over a larger revenue base offset by the increase in gross profit margin as described above and the dollar increase in operating expenses also described above.

        Income from operations for fiscal 2006 was $220.9 million, an increase of $43.2 million, or 24.3% compared to fiscal 2005, and as a percentage of sales, increased to 16.8% in fiscal 2006 from 16.2% in fiscal 2005. The dollar increase in income from operations for fiscal 2006 compared to fiscal 2005 was primarily attributable to the increase in net sales, a portion of which is attributable to J&L, offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase was primarily the result of the distribution of expenses over a larger revenue base and the increase in gross profit margin as described above offset by the dollar increase in operating expenses also described above.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Interest Expense	$(12,598)	$(2,926)	330.6%	$(2,926)	$(35)	8,260.0%

        The increase in interest expense for fiscal 2007 compared to fiscal 2006 is a result of a full year of interest expense related to the borrowings in connection with the J&L acquisition in fiscal 2007. Only one fiscal quarter of interest expense related to the J&L borrowings was incurred in fiscal 2006 as the J&L acquisition occurred in the beginning of the fourth quarter of fiscal 2006. The outstanding borrowings were $175.7 million and $200.8 million at September 1, 2007 and August 26, 2006, respectively.

        The increase in interest expense for fiscal 2006 compared to fiscal 2005 is a result of the borrowings in connection with the J&L acquisition in the fourth quarter of fiscal 2006.

Interest Income

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Interest Income	$939	$3,559	(73.6)%	$3,559	$4,008	(11.2)%

        The decrease in interest income for fiscal 2007 compared to fiscal 2006, is a result of lower average cash and investment balances due to the acquisition of J&L, an increase in our quarterly dividend and the repurchases of our Class A common stock in fiscal 2007 of $75.2 million as compared to $27.2 million in fiscal 2006.

        The decrease in interest income for fiscal 2006 compared to fiscal 2005 is a result of lower cash and investment balances due to the acquisition of J&L in the fourth quarter of fiscal 2006 and the repurchase of our Class A common stock in fiscal 2006.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$105,564	$85,381	23.6%	$85,381	$69,484	22.9%
Effective Tax Rate	37.8%	38.5%		38.5%	38.2%

        Our fiscal 2007 effective tax rate was 37.8% compared to fiscal 2006 of 38.5%. The rate decrease is primarily attributable to lower FAS 123R expense and a decrease in the state tax rate. We anticipate that the effective tax rate for fiscal 2008 will be approximately 38.0%.

        Our fiscal 2006 effective tax rate was 38.5% compared to fiscal 2005 of 38.2%. The rate increase was primarily attributable to a decrease in tax exempt interest income from investments and the adoption of FAS 123R. Partially offsetting this was a favorable revision to the estimate of various state requirements and resolution of certain federal and state tax contingencies. The change in the effective tax rate resulted in a $1.4 million decrease in income tax expense in the fourth quarter of fiscal 2006.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2007	August 26, 2006	Percentage Change	August 26, 2006	August 27, 2005	Percentage Change
	(Dollars in thousands)
Net Income	$173,930	$136,389	27.5%	$136,389	$112,270	21.5%
Diluted Earnings Per Share	$2.59	$2.00	29.5%	$2.00	$1.61	24.3%

        The results which affected net income and diluted earnings per share for fiscal 2007 and fiscal 2006 as compared to prior periods have been discussed above. We repurchased approximately 1.8 million and 0.7 million shares of our Class A common stock in fiscal 2007 and fiscal 2006, respectively.    As a result of the stock repurchases, we were able to reduce the weighted average shares outstanding by 1.3 million in fiscal 2007, as compared to fiscal 2006.

Quarterly Results and Seasonality

        The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

	Fiscal Year Ended August 26, 2006				Fiscal Year Ended September 1, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$295,906	$305,927	$329,817	$385,869	$402,012	$404,618	$431,057	$450,499
Gross profit	138,860	145,440	156,005	173,155	185,691	187,601	199,305	207,892
Income from operations	51,524	54,082	59,028	56,232	69,206	69,569	75,409	76,699
Net income	31,935	33,329	37,018	34,107	40,296	40,507	45,765	47,362
Net income per share:
Basic	0.48	0.50	0.55	0.51	0.61	0.62	0.70	0.72
Diluted	0.47	0.49	0.54	0.50	0.60	0.61	0.69	0.71

        We have generally experienced slightly lower sales volumes during the summer months. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods. However, the fourth quarter of fiscal 2007 includes the effect of an extra week, and the fourth quarter of fiscal 2006 includes the effect of our acquisition of J&L. The extra week in fiscal 2007 is a result of our 53 week fiscal period that occurs once every five years.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. Our primary source of financing has been cash generated from operations. Taken as a whole, cash and cash equivalents were approximately $7.8 million at September 1, 2007 and $7.7 million at August 26, 2006.

        At September 1, 2007, we had term loan borrowings outstanding under our credit facility (the "Credit Facility") of $175.0 million. There are currently no borrowings outstanding under the $75.0 million revolving credit agreement, which is part of the Credit Facility. Principal payments for the term loan began in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the following three quarters, approximately $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at September 1, 2007 was 5.82%. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the Credit Facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At September 1, 2007, we were in compliance with the operating and financial covenants of the Credit Facility. In addition to the first principal payment of approximately $7.7 million, we also made an optional prepayment of approximately $17.3 million during the fourth quarter of fiscal 2007. We anticipate cash flows from operations, available cash and funds available under the revolving Credit Facility will be adequate to support our operations for the next 12 months.

        Net cash provided by operating activities for the fiscal years ended September 1, 2007 and August 26, 2006 was $165.2 million and $133.5 million, respectively. The increase of approximately $31.7 million in net cash provided from operations resulted primarily from higher net income, increased depreciation and amortization and other assets, offset by increased growth in inventory. Net cash provided by operating activities for the fiscal years ended August 26, 2006 and August 27, 2005 was $133.5 million and $125.1 million, respectively. The increase of approximately $8.4 million in net cash provided from operations resulted primarily from higher net income, accounts payable and accrued liabilities, offset by increased growth in inventory and accounts receivable.

        Net cash used in investing activities for the fiscal year ended September 1, 2007 and August 26, 2006 was $39.2 million and $333.8 million, respectively. The decrease of approximately $294.6 million resulted primarily from the cash paid in connection with the acquisition of J&L in fiscal 2006, offset by the net proceeds from sales of available-for-sale investments used to fund the acquisition of J&L.

        Net cash used in investing activities for the fiscal year ended August 26, 2006 was $333.8 million and the net cash provided by investing activities for the fiscal year ended August 27, 2005 was $87.4 million. The net cash used in investing activities in fiscal 2006 consists primarily of cash paid in connection with the acquisition of J&L, and purchases of property, plant and equipment, offset by the net proceeds from sales of available-for-sale investments used to fund the acquisition of J&L. The net cash provided from investing activities in fiscal 2005 was a result of the net sales of available-for-sale investments to fund the special dividend, offset by purchases of property plant and equipment.

        Net cash used in financing activities for the fiscal year ended September 1, 2007 was $126.0 million and the net cash provided by financing activities for the fiscal year ended August 26, 2006 was $167.0 million. The net cash used in financing activities for fiscal 2007 was primarily attributable to repurchases of shares of Class A common stock, the quarterly cash dividends paid to shareholders and the repayments of notes payable under the Credit Facility and other notes.

        Net cash provided by financing activities for the fiscal year ended August 26, 2006 was $167.0 million. Net cash used in financing activities for the fiscal year ended August 27, 2005 was $211.0 million. The cash provided by financing activities for fiscal 2006 was primarily attributable to the proceeds of an unsecured Credit Facility and proceeds from the exercise of Class A common stock options, offset by the quarterly cash dividends paid to shareholders and our repurchases of shares of Class A common stock.

        The Board of Directors has established the MSC stock repurchase plan (the "Plan), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. Based upon market conditions, future expectations, our strong cash position and the evident value to shareholders, we repurchased approximately 1.8 million shares of our Class A common stock in the open market for $75.2 million and 690,000 shares of our Class A common stock in the open market at a cost of $27.2 million in fiscal 2007 and fiscal 2006, respectively. We currently anticipate that we may make further repurchases based upon market conditions. We have adequate cash reserves to fund such future repurchases. We reissued approximately 70,000 and 68,000 shares of treasury stock during fiscal 2007 and fiscal 2006, respectively, to fund the associate stock purchase plan.

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. We paid dividends to shareholders totaling $42.3 million and $36.3 million, in fiscal 2007 and fiscal 2006, respectively.

        On October 18, 2007, the Board of Directors declared a quarterly dividend of $0.18 per share payable on November 15, 2007 to shareholders of record at the close of business on November 1, 2007. The dividend of $0.18 per share will result in a quarterly payout of approximately $11.9 million, based on the number of shares outstanding at October 26, 2007.

        As a result of implementing operational enhancements and expansions in our customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2008. We have adequate resources to fund these plans out of cash flows from operations, available cash and our $75.0 million revolving credit line as part of the Credit Facility.

Contractual Obligations

        We are affiliated with two real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). We paid rent under operating leases to the Affiliates of approximately $1.7 million for each of fiscal 2007, 2006, and 2005, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

        The following table summarizes our contractual obligations at September 1, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$29,070	$9,001	$13,500	$3,766	$2,803
Operating lease obligations with Affiliates(1)	28,014	1,748	3,498	3,380	19,388

Total operating leases	57,084	10,749	16,998	7,146	22,191
Long-term notes payable	175,671	33,471	102,836	39,364	—

Total	$232,755	$44,220	$119,834	$46,510	$22,191

(1)
Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2011.

        We believe that existing cash, together with cash generated from operations and amounts available under our $75.0 million revolving credit line as part of the Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the next five years.

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

  Allowance for Doubtful Accounts

        We perform periodic credit evaluations of our customers' financial condition and collateral is generally not required. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjust it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g. bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy. However, based on the risk of collectibility of certain customer balances converted from J&L's system, we increased the allowance for doubtful accounts.

  Inventory Valuation Reserve

        Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales. Each quarter items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory. With the integration of the J&L customer fulfillment centers, we have increased the reserve for slow-moving inventory in order to provide for inventory that may not be saleable.

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

  Reserve for Self-insured Group Health Plan

        We have a self-insured group health plan. We are responsible for all covered claims to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for those claims incurred but not reported ("IBNR") is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The affect of adopting SAB No. 108 did not have any impact on the consolidated results of operations or financial position.

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. The Company will adopt FIN48 effective September 2, 2007. The cumulative effect of adopting FIN48 will not be material to the Company's consolidated results. We expect the requirements of FIN48 may add volatility to our effective tax rate. Additionally, the Company will continue to classify interest and penalties relating to unrecognized tax positions as a component of income tax expense.

        In June 2006, the Emerging Issues Task Force reached a consensus on EITF 06-03, which provides that the presentation of taxes assessed by a governmental authority directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for the Company beginning September 2, 2007. Amounts collected from customers, which under common trade practices are referred to as sales taxes, are recorded on a net basis. Therefore, the adoption of EITF 06-03 did not have any effect on the Company's financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At September 1, 2007, we had term loan borrowings outstanding under our Credit Facility of $175.0 million. There are currently no borrowings outstanding under the $75.0 million revolving credit agreement, which is part of the Credit Facility. Principal payments on the term loan began in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the following three quarters, approximately $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at September 1, 2007 was 5.82%. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the Credit Facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At September 1, 2007, we were in compliance with the operating and financial covenants of the Credit Facility. In addition to the first principal payment of approximately $7.7 million, we also made an optional prepayment of approximately $17.3 million during the fourth quarter of fiscal 2007.

        In addition, our interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents. Based on current debt levels, a change in the interest rate of 50 basis points would not have a significant impact on the annual financial results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the "Company") as of September 1, 2007 and August 26, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 1, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at September 1, 2007 and August 26, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 1, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MSC Industrial Direct Co., Inc. and Subsidiaries' internal control over financial reporting as of September 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 19, 2007 expressed an unqualified opinion thereon.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R "Share Based Payment", effective August 28, 2005.

Melville, NY October 19, 2007	/s/ ERNST & YOUNG LLP

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 1, 2007	August 26, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,797	$7,718
Accounts receivable, net of allowance for doubtful accounts of $7,139 and $4,914, respectively	204,186	185,734
Inventories	338,366	298,391
Prepaid expenses and other current assets	20,748	21,341
Deferred income taxes	18,705	14,289

Total current assets	589,802	527,473
Property, plant and equipment, net	127,608	122,100
Goodwill	272,806	271,652
Identifiable intangibles, net	70,832	76,292
Other assets	14,279	16,781

Total Assets	$1,075,327	$1,014,298

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term notes payable	$33,471	$7,843
Accounts payable	69,579	56,877
Accrued liabilities	70,237	88,007

Total current liabilities	173,287	152,727
Long-term notes payable	142,200	192,986
Deferred income tax liabilities	31,963	29,312

Total liabilities	347,450	375,025
COMMITMENTS AND CONTINGENCIES (Note 11):
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 58,815,457 and 57,475,835 shares issued, 47,689,925 and 48,087,141 shares outstanding, respectively	59	57
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 and 18,839,874 shares issued and outstanding, respectively	18	19
Additional paid-in capital	408,996	379,630
Retained earnings	609,713	477,305
Accumulated other comprehensive income	694	27
Class A treasury stock, at cost, 11,125,532 and 9,388,694 shares, respectively	(291,603)	(217,765)

Total shareholders' equity	727,877	639,273

Total Liabilities and Shareholders' Equity	$1,075,327	$1,014,298

See accompanying notes

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For The Fiscal Years Ended
	September 1, 2007 (53 weeks)	August 26, 2006 (52 weeks)	August 27, 2005 (52 weeks)
NET SALES	$1,688,186	$1,317,519	$1,099,915
COST OF GOODS SOLD	907,697	704,059	595,840

Gross profit	780,489	613,460	504,075
OPERATING EXPENSES	489,606	392,594	326,415

Income from operations	290,883	220,866	177,660
OTHER (EXPENSE) INCOME:
Interest expense	(12,598)	(2,926)	(35)
Interest income	939	3,559	4,008
Other income, net	270	271	121

	(11,389)	904	4,094

Income before provision for income taxes	279,494	221,770	181,754
Provision for income taxes	105,564	85,381	69,484

Net income	$173,930	$136,389	$112,270

PER SHARE INFORMATION:
Net income per common share:
Basic	$2.64	$2.04	$1.65

Diluted	$2.59	$2.00	$1.61

Weighted average shares used in computing net income per common share:
Basic	65,800	66,827	67,934

Diluted	67,057	68,319	69,889

See accompanying notes

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2007, AUGUST 26, 2006, AND AUGUST 27, 2005
(In thousands)

	Class A Common Stock		Class B Common Stock					Treasury Stock
							Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained Earnings			Amount at cost	Deferred Stock Compensation
	Shares	Amount	Shares	Amount				Shares			Total
BALANCE, August 28, 2004	52,428	$52	21,246	$21	$314,710	$393,341	$(12)	5,371	$(88,580)	$(1,326)	$618,206
Exchange of Class B common stock for Class A common stock	240	—	(240)	—	—	—	—	—	—	—
Grant of restricted common stock, net of cancellations	145	—	—	—	5,088	—	—	—	—	(5,088)	—
Cancellation of restricted common stock	(3)	—	—	—	(76)	—	—	—	—	76	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	804	804
Common stock issued under associate stock purchase plan	—	—	—	—	—	405	—	(71)	1,396	—	1,801
Purchase of treasury stock	—	—	—	—	—	—	—	3,467	(104,759)	—	(104,759)
Exercise of common stock options, including income tax benefits of $10,043	1,471	2	—	—	31,927	—	—	—	—	—	31,929
Cash dividends paid	—	—	—	—	—	(129,765)	—	—	—	—	(129,765)
Net income	—	—	—	—	—	112,270	—	—	—	—	112,270
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(70)	—	—	—	(70)

Comprehensive income											112,200

BALANCE, August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Exchange of Class B common stock for Class A common stock	2,166	2	(2,166)	(2)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $9,270	924	1	—	—	23,967	—	—	—	—	—	23,968
Common stock issued under associate stock purchase plan	—	—	—	—	—	1,001	—	(68)	1,351	—	2,352
Reclassification of restricted stock	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Grant of restricted common stock, net of cancellations	105	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,657	—	—	—	—	—	1,657
Share based payment expense	—	—	—	—	7,891	—	—	—	—	—	7,891
Purchase of treasury stock	—	—	—	—	—	—	—	690	(27,173)	—	(27,173)
Cash dividends paid	—	—	—	—	—	(36,336)	—	—	—	—	(36,336)
Net income	—	—	—	—	—	136,389	—	—	—	—	136,389
Cumulative translation adjustment	—	—	—	—	—	—	27	—	—	—	27
Reclassification of unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	82	—	—	—	82

Comprehensive income											136,498

BALANCE, August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$—	$639,273
Exchange of Class B common stock for Class A common stock	450	1	(450)	(1)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $8,055	776	1	—	—	20,649	—	—	—	—	—	20,650
Common stock issued under associate stock purchase plan	—	—	—	—	544	776	—	(70)	1,386	—	2,706
Grant of restricted common stock, net of cancellation	113	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	2,523	—	—	—	—	—	2,523
Share based payment expense	—	—	—	—	5,650	—	—	—	—	—	5,650
Purchase of treasury stock	—	—	—	—	—	—	—	1,807	(75,224)	—	(75,224)
Cash dividends paid	—	—	—	—	—	(42,298)	—	—	—	—	(42,298)
Net income	—	—	—	—	—	173,930	—	—	—	—	173,930
Cumulative translation adjustment	—	—	—	—	—	—	667	—	—	—	667

Comprehensive income											174,597

BALANCE, September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$—	$727,877

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2007, AUGUST 26, 2006 AND AUGUST 27, 2005

(In thousands)

	For The Fiscal Years Ended
	September 1, 2007 (53 weeks)	August 26, 2006 (52 weeks)	August 27, 2005 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,930	$136,389	$112,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,031	15,233	12,258
Loss on disposal of property, plant and equipment	153	—	219
Gain on sale of securities	—	(769)	—
Stock-based compensation	8,173	9,548	804
Provision for doubtful accounts	4,800	2,506	2,711
Deferred income taxes	(1,765)	(2,361)	2,213
Stock option income tax benefit	—	—	10,043
Amortization of bond premium	—	170	471
Reclassification of excess tax benefits from stock-based compensation	(7,689)	(8,016)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,813)	(24,626)	(15,135)
Inventories	(39,484)	(19,172)	(5,772)
Prepaid expenses and other current assets	638	119	(2,488)
Other assets	2,336	78	(242)
Accounts payable and accrued liabilities	20,873	24,409	7,780

Total adjustments	(8,747)	(2,881)	12,862

Net cash provided by operating activities	165,183	133,508	125,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments in available-for-sale securities.	—	177,290	205,573
Purchases of investments in available-for-sale securities	—	(132,131)	(106,795)
Cash used in business acquisition	(12,734)	(356,095)	—
Expenditures for property, plant and equipment	(26,457)	(22,837)	(11,412)

Net cash (used in) provided by investing activities	(39,191)	(333,773)	87,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	205,000	—
Credit facility financing costs	—	(776)	—
Purchases of treasury stock	(81,534)	(20,839)	(104,759)
Payment of cash dividends	(42,298)	(36,336)	(129,765)
Reclassification of excess tax benefits from stock-based compensation	7,689	8,016	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,706	2,352	1,801
Proceeds from exercise of Class A common stock options	12,596	14,698	21,886
Repayments of notes payable under the credit facility and other notes	(25,158)	(5,152)	(158)

Net cash (used in) provided by financing activities	(125,999)	166,963	(210,995)

Effect of exchange rate changes on cash and cash equivalents	86	—	—

Net increase (decrease) in cash and cash equivalents	79	(33,302)	1,503
CASH AND CASH EQUIVALENTS, beginning of year	7,718	41,020	39,517

CASH AND CASH EQUIVALENTS, end of year	$7,797	$7,718	$41,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$12,050	$2,071	$49

Cash paid during the year for income taxes	$102,627	$78,328	$52,855

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

        MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the "Company" or "MSC") is a distributor of industrial supplies and equipment with headquarters in Melville, New York. The Company serves primarily domestic markets through its distribution network of 95 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom. The Company acquired J&L America, Inc., d/b/a J&L Industrial Supply ("J&L"), a former subsidiary of Kennametal, Inc., during the fourth quarter of fiscal 2006. The J&L systems have been fully integrated into MSC, and both of J&L's customer fulfillment centers have been closed, and their volume has been absorbed into MSC's existing logistics network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company's fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal 2007, 2006 and 2005 contain activity for 53 weeks, 52 weeks, and 52 weeks, respectively. Fiscal 2008 will include 52 weeks.

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

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 390,000 active customer accounts. The Company sells its products primarily to end-users. The Company performs periodic credit evaluations of its customers' financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accumulated amortization was $7,286 at September 1, 2007 and August 26, 2006. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Goodwill increased $1,154 and $208,450 in fiscal 2007 and fiscal 2006, respectively, as a result of the J&L acquisition. The Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using the two-step process prescribed in

SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal years 2007, 2006 and 2005.

        The components of the Company's intangible assets, which were acquired pursuant to the J&L acquisition, for the fiscal years ended September 1, 2007 and August 26, 2006 are as follows:

		For the Fiscal Years Ended
		September 1, 2007		August 26, 2006
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	10	$50,300	$(6,287)	$48,900	$(1,222)
Contract Rights	10	23,100	(2,888)	22,200	(555)
Website	3	1,040	(433)	1,020	(51)
Trademark License Agreement	Indefinite	6,000	—	6,000	—

Total		$80,440	$(9,608)	$78,120	$(1,828)

        Amortization expense of the Company's intangible assets was $7,780 and $1,828 at September 1, 2007 and August 26, 2006, respectively.

        Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2008	$7,687
2009	7,600
2010	7,340
2011	7,340
2012	7,340

  Impairment of Long-Lived Assets

        The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset's remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal 2007, 2006 and 2005.

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($12,952 and $13,618 at September 1, 2007 and August 26, 2006, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less (J&L's catalog is amortized for two years). The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising receipts from vendor sponsored programs, included in operating expenses was approximately $22,114, $17,578 and $15,521 for the fiscal years ended September 1, 2007, August 26, 2006 and August 27, 2005, respectively.

        The Company, in accordance with Emerging Issue Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," records cash consideration received for advertising costs incurred to sell the vendor's products as a reduction of the Company's advertising costs and is included in operating expenses. Rebates received from a vendor related to volume purchases are recorded as a reduction to the cost of inventory.

  Product Warranties

        The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense has been minimal.

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

  Shipping and Handling Costs

        In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $75,701, $60,686, and $50,573 for the fiscal years ended September 1, 2007, August 26, 2006 and August 27, 2005, respectively.

  Self-Insurance

        The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2007, 2006 and 2005 was approximately $30,185, $25,774, and $23,885, respectively.

  Stock Based Compensation

        On August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R") and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2007 and fiscal 2006 were $5,650 and $7,891, respectively. Tax benefits related to this expense for fiscal 2007 and fiscal 2006 were $1,586 and $1,626, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company's current effective tax rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. The Company has not granted any ISO options since March 2004. Instead, the Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

        Prior to the adoption of FAS 123R, all tax benefits from the exercise of stock options were reported as operating cash flows in the Company's consolidated statements of cash flows. In accordance with FAS 123R, the Company will prospectively record excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for fiscal 2007 and fiscal 2006 were $8,055 and $9,270, respectively, of which $7,689 and $8,016 are excess tax benefits and reported as cash flows from financing activities.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for fiscal 2005.

2005(1)
Net income:	$112,270
Add: Stock based employees compensation expense included in reported net income, net of related tax effects	490
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,594

Pro forma net income	$109,166

Net income per common share:
Basic net income per common share, as reported	$1.65
Basic net income per common share, pro forma	1.61
Diluted net income per common share, as reported	$1.61
Diluted net income per common share, pro forma	1.56

    (1)
    The stock-based employee compensation expense has been reduced for tax benefits received for disqualifying dispositions made by stock option plan participants. This resulted in an increase to pro forma net income of $3,963 in fiscal 2005.

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

        Prior to the adoption of FAS 123R, the Company, in accordance with APB 25, recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders' equity and expensed over the vesting period. In accordance with FAS 123R, on August 28, 2005, the deferred compensation balance of $5,534 was reclassified to paid-in-capital.

        Stock-based compensation expense recognized for restricted stock awards was $2,523, $1,657, and $804 for the fiscal year ended September 1, 2007, August 26, 2006 and August 27, 2005, respectively.

  Affiliates

        The Company is affiliated with two real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). See Note 11 for discussion of related-party transactions with the various real estate entities.

  Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company's available-for sale securities are recorded at fair value based on quoted market prices. The fair value of the Company's debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's debt at September 1, 2007 and August 26, 2006 approximates its fair value.

  Foreign Currency

        The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in the consolidated statement of income and have not been significant.

  Comprehensive Income

        The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	September 1, 2007	August 26, 2006	August 27, 2005
Net income, as reported	$173,930	$136,389	$112,270
Unrealized losses on available-for-sale securities, net of tax.	—	—	(70)
Reclassification of unrealized loss on available-for-sale securities, net of tax.	—	82	—
Cumulative translation adjustment	667	27	—

Comprehensive income	$174,597	$136,498	$112,200

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

  Geographic Regions

        MSC sales and assets are predominantly generated from U.S. locations. Sales and assets related to the J&L U.K. branch are not significant to the Company's total operations, and for fiscal 2007, J&L U.K. represented less than 3% of the Company's consolidated net sales. Net sales for J&L U.K. were $36,725 in fiscal 2007, compared to $7,265 in fiscal 2006, since the J&L acquisition was completed in the fourth quarter of fiscal 2006.

  Segment Reporting

        The Company's results of operations are reviewed by the Chief Executive Officer and the Chief Financial Officer on a consolidated basis and the Company operates in only one segment.

  Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The affect of adopting SAB No. 108 did not have any impact on the consolidated results of operations or financial position.

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. The Company will adopt FIN48 effective September 2, 2007. The cumulative effect of adopting FIN48 will not be material to the Company's consolidated results. The Company expects the requirements of FIN48 may add volatility to its effective tax rate. Additionally, the Company will continue to classify interest and penalties relating to unrecognized tax positions as a component of income tax expense.

        In June 2006, the Emerging Issues Task Force reached a consensus on EITF 06-03, which provides that the presentation of taxes assessed by a governmental authority directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for the Company beginning September 2, 2007. Amounts collected from customers, which under common trade practices are referred to as sales taxes, are currently recorded on a net basis. Therefore, the adoption of EITF 06-03 did not have any effect on the Company's financial position or results of operations.

3. ACQUISITIONS

        On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L. J&L provides metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The purchase price for the acquisition was approximately $368,829, which includes post-closing purchase price adjustments and other acquisition related fees. The post-closing purchase price allocation is as follows:

Total current assets	$87,764
Intangible assets	80,440
Goodwill	209,602
Property, plant and equipment, net	7,642
Other assets	2,171
Total liabilities	(18,790)

Total purchase price	$368,829

        The acquisition of J&L was accounted for under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (the "Purchase Method") and accordingly, the acquired assets and liabilities were recorded at fair values. The total purchase price for the acquisition was funded by borrowings under the Company's unsecured credit facility, (the "Credit Facility"), which was closed simultaneously with the acquisition, and the remaining amount was funded from available cash reserves and the liquidation of investments in available-for-sale securities. In fiscal 2007, the purchase price allocation has been adjusted to reflect the final calculation provided by an independent valuation consultant and the finalization of the Company's estimates of acquisition related costs.

4. NET INCOME PER SHARE

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

        The following provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended September 1, 2007, August 26, 2006 and August 27, 2005, respectively:

	Net Income			Shares			Net Income Per Share
	2007	2006	2005	2007	2006	2005	2007	2006	2005
BASIC EPS:
Net income	$173,930	$136,389	$112,270	65,800	66,827	67,934	$2.64	$2.04	$1.65
Effect of dilutive associate stock options	—	—	—	1,257	1,492	1,955	(.05)	(.04)	(.04)

DILUTED EPS:
Net income	$173,930	$136,389	$112,270	67,057	68,319	69,889	$2.59	$2.00	$1.61

        Options to purchase approximately 20 shares of Class A common stock in fiscal 2005 were not included in the computation of Diluted EPS because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the related periods.

5. PROPERTY, PLANT AND EQUIPMENT

        The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	September 1, 2007	August 26, 2006
Land	—	$11,600	$11,600
Building and improvements	40	78,217	74,553
Leasehold improvements	The lesser of the life of the lease or 31.5	2,591	2,405
Furniture, fixtures and equipment	3-15	82,404	74,504
Automobiles	5	359	365
Computer systems, equipment and software	3-5	86,671	75,567

		261,842	238,994
Less: accumulated depreciation and amortization		134,234	116,894

		$127,608	$122,100

        The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $1,184 and $1,226 at September 1, 2007 and August 26, 2006, respectively.

6. INCOME TAXES

        The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 1, 2007	August 26, 2006	August 27, 2005
Current:
Federal	$92,908	$69,294	$55,840
State and local	14,421	13,726	11,431

	107,329	83,020	67,271

Deferred:
Federal	(1,601)	2,090	1,836
State and local	(164)	271	377

	(1,765)	2,361	2,213

Total	$105,564	$85,381	$69,484

        Significant components of deferred tax assets and liabilities are as follows:

	September 1, 2007	August 26, 2006
Current and non-current deferred tax liabilities:
Depreciation	$(20,496)	$(22,203)
Deferred catalog costs	(3,429)	(4,686)
Goodwill	(8,038)	(2,423)

	(31,963)	(29,312)

Current and non-current deferred tax assets:
Accounts receivable	2,029	847
Inventory	4,988	4,559
Deferred compensation	712	2,006
Stock based compensation	4,608	2,653
Intangible amortization	1,322	245
Internet investments	0	3,117
Other	5,046	3,979
Valuation allowance	0	(3,117)

	18,705	14,289

Net Deferred Tax Liabilities	$(13,258)	$(15,023)

        Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

	For the Fiscal Years Ended
	September 1, 2007	August 26, 2006	August 27, 2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.6	4.4	4.3
Other, net	(0.8)	(0.9)	(1.1)

Effective income tax rate	37.8%	38.5%	38.2%

        The Company records a valuation allowance to properly reflect the estimated amount of deferred tax assets that most likely will not be realized due to the capital loss generated by the impairment charge related to certain investments.

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	September 1, 2007	August 26, 2006
Accrued payroll, bonus and fringe	$38,921	$35,979
Accrued advertising	4,798	4,119
Accrued sales, property and income taxes	11,338	13,761
Accrued acquisition costs(1)	—	10,222
Accrued treasury stock purchases	24	6,334
Accrued other(2)	15,156	17,592

Total accrued liabilities	$70,237	$88,007

(1)
These represent costs related to the acquisition of J&L.

(2)
This amount includes exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs for the fiscal years ended September 1, 2007 and August 26, 2006 as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at August 26, 2006	$2,900	$1,279	$4,179
Change in estimates/settlements	(1,378)	256	(1,122)
Payments	—	(783)	(783)

Ending Balance at September 1, 2007	$1,522	$752	$2,274

        The change in estimates is the result of additional information related to the final determination of fair value of the underlying assets or liabilities.

8. LONG-TERM NOTES PAYABLE

        Long-term notes payable consist of the following:

	September 1, 2007	August 26, 2006
Revolving credit agreement(1)	$—	$—
Credit facility(1)	175,000	200,000
Term notes payable(2)	671	829

	175,671	200,829
Less: current maturities	33,471	7,843

	$142,200	$192,986

(1)
At September 1, 2007, the Company had term loan borrowings outstanding under its Credit Facility of $175,000. There are currently no borrowings outstanding under the $75,000 revolving credit agreement, which is part of the Credit Facility. Principal payments on the term loan began in June 2007, and consist of quarterly installments of approximately $7,688 in each of the following three quarters, $10,250 in each of the next four quarters commencing in June 2008, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010 and a final payment of approximately $18,684 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at September 1, 2007 was 5.82%. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At September 1, 2007, the Company is in compliance with the operating and financial covenants of the Credit Facility. In addition to the first principal payment of approximately $7,688, the Company also made an optional prepayment of approximately $17,312 during the fourth quarter of fiscal 2007.

(2)
The term notes payable consist of notes payable to the Pennsylvania Industrial Development Authority which are secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located. This note bears interest at 3% per annum payable in monthly installments of approximately $15 (including principal and interest) through September 2011.

        Maturities of notes payable are as follows:

Fiscal Year
2008	$33,471
2009	43,728
2010	59,108
2011	39,350
2012	14

$175,671

9. CAPITAL STOCK AND DIVIDENDS

  Treasury Stock Purchases

        The Board of Directors has established the MSC stock repurchase plan (the "Plan), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10(b)-18 of the Securities Exchange Act of 1934, as amended. During fiscal 2007 and fiscal 2006, the Company repurchased 1,807 shares and 690 shares, respectively, of its Class A common stock for $75,224 and $27,173, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements. On June 29, 2005, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was restored to 5,000 shares. At September 1, 2007, the maximum number of shares that the Company may repurchase under the Plan was 2,503 shares.

        The Company reissued approximately 70 and 68 shares of treasury stock during fiscal 2007 and fiscal 2006, respectively, to fund the associate stock purchase plan (Note 10).

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

  Preferred Stock

        The Company has authorized 5,000 shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of September 1, 2007, there were no shares of preferred stock issued or outstanding.

  Cash Dividend

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

        On October 18, 2007, the Board of Directors declared a quarterly dividend of $0.18 per share payable on November 15, 2007 to shareholders of record at the close of business on November 1, 2007. The dividend of $0.18 per share will result in a quarterly payout of approximately $11,889, based on the number of shares outstanding at October 26, 2007.

10. ASSOCIATE BENEFIT PLANS

  Stock Compensation Plans

  2005 Omnibus Equity Plan

        The Company's 2005 Omnibus Equity Plan covers 3,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not made by previous grants made under the Previous Plans, for an aggregate of approximately 500 fewer shares than were covered under the previous plans. Existing awards under the Previous Plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

  Stock Options

        A summary of the status of the Company's stock options at September 1, 2007, August 26, 2006 and August 27, 2005 and changes during the years then ended is presented in the table and narrative below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	2,931	$20.57	3,625	$17.80	4,807	$15.79
Granted	459	42.62	395	37.76	362	32.55
Exercised	(776)	16.24	(926)	15.91	(1,471)	14.88
Cancelled/forfeited	(40)	34.80	(163)	27.16	(73)	17.93

Outstanding—end of year	2,574	25.57	2,931	20.57	3,625	17.80

Exercisable—end of year	1,529	18.29	1,719	15.92	1,884	14.93

Weighted average fair value of options granted	$14.09		$10.52		$14.34

        The total intrinsic value of options exercised during the fiscal year ended September 1, 2007, August 26, 2006 and August 27, 2005 was $26,092, $26,347, and $29,014, respectively. As of September 1, 2007, the total intrinsic value of options exercisable was $51,228, and the total intrinsic value of options outstanding was $67,534. The unrecognized share-based compensation cost related to stock option expense at September 1, 2007 was $9,571 and will be recognized over a weighted average of 2.31 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected life (years)	4.8	4.7	5.5
Risk-free interest rate	4.7%	3.1%	3.6%
Volatility	33.2%	30.2%	48.7%
Dividend yield	1.20%	1.20%	1.23%

        The following table summarizes information about stock options outstanding at September 1, 2007:

Range of Exercise Prices	Number of Options Outstanding at September 1, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at September 1, 2007	Weighted Average Exercise Price
$7.75–$11.63	107	2.1	$7.77	107	$7.77
11.64–17.46	950	3.5	14.35	950	14.35
17.47–26.21	432	5.8	22.86	221	22.34
26.22–39.33	627	4.9	34.96	240	33.80
39.34–42.78	458	6.1	42.65	11	40.41

	2,574		$25.57	1,529	$18.30

  Restricted Stock (Unvested Stock)

        A summary of the activity of restricted stock under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the fiscal year ended September 1, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 26, 2006	299	$37.24
Granted	147	42.56
Vested	(30)	28.49
Forfeited/Canceled	(26)	28.70

Outstanding on September 1, 2007	390	$40.49

        The unrecognized compensation cost related to the unvested restricted shares at September 1, 2007 is $10,846 and will be recognized over a weighted-average period of 3.46 years.

  Stock Purchase Plan

        The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company's Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On October 16, 2006, the Compensation Committee and the Board of Directors approved an amendment to the Associate Stock Purchase Plan, which modifies the definition of "Purchase Price" under the Associate Stock Purchase Plan to 90% of the Fair Market Value (as defined in the Associate Stock Purchase Plan) of the Class A Common Stock as of the Exercise Date (as defined in the Associate Stock Purchase Plan). The amendment was effective February 1, 2007. The associates purchased approximately 70 and 68 shares of common stock during fiscal 2007 and 2006 pursuant to this plan at an average per share price of $38.40 and $34.23, respectively. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. As of September 1, 2007, approximately 175 shares remain reserved for issuance under this plan.

  Savings Plan

        The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2007, 2006, and 2005, the Company contributed $3,102, $2,092 and $1,743, respectively, to the plan. The Company contributions are discretionary.

11. COMMITMENTS AND CONTINGENCIES

  Leases

        Certain of the operations of the Company are conducted on leased premises, two of which are leased from Affiliates. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2011. At September 1, 2007, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2008	$10,749	$1,748
2009	9,729	1,750
2010	7,269	1,748
2011	3,979	1,687
2012	3,167	1,693
Thereafter	22,191	19,388

Total	$57,084	$28,014

        Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2007, 2006 and 2005 was approximately $9,712, $6,495 and $5,487, respectively, including approximately $1,748, $1,734 and $1,734, respectively, paid to Affiliates. The increase in the operating lease expense for fiscal 2007 is primarily due to the branches and customer fulfillment center's acquired as part of the J&L acquisition, in fiscal 2006.

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

  Employment Agreements

        The Company has entered into various employment/severance agreements with certain former management. The agreements contain non-compete clauses for the term of the agreement. Payments related to these agreements will be made as follows:

Fiscal Year
2008	$482
2009	338

Total	$820

12. LEGAL PROCEEDINGS

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. In addition, as a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of MSC Industrial Direct Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. MSC Industrial Direct Company, Inc.'s internal control system was designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance to MSC Industrial Direct Company, Inc.'s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that the transactions are being recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

        MSC Industrial Direct Company, Inc.'s management assessed the effectiveness of MSC Industrial Direct Company, Inc.'s internal control over financial reporting as of September 1, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, MSC Industrial Direct Company, Inc.'s management concluded that MSC Industrial Direct Company, Inc.'s internal control over financial reporting was effective as of September 1, 2007.

        There were no changes in MSC Industrial Direct Company's, Inc.'s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, MSC Industrial Direct Company, Inc.'s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited MSC Industrial Direct Co. Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of September 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 1, 2007 and August 26, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 1, 2007 of the Company and our report dated October 19, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York
October 19, 2007

ITEM 9B. OTHER INFORMATION.

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information called for by Item 10 is set forth under the headings "Election of Directors" and "Corporate Governance" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2008 (the "2007 Proxy Statement"), which is incorporated herein by this reference.

        The Company has adopted a code of ethics that applies to its Chief Executive Officer and senior financial officers. The Company makes its code of ethics available free of charge through its internet website, http://www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its code of ethics in accordance with all applicable laws and regulations.

        The Company has also adopted a separate Code of Business Conduct applicable to the Board of Directors, the Company's officers and all of the Company's associates. The Code of Business Conduct is posted on the Company's website, http://www.mscdirect.com. The Company will disclose on its website amendments to or waivers from its Code of Business Conduct in accordance with all applicable laws and regulations.

        Printed copies of all of the foregoing are available to any shareholder requesting a copy by writing to: Corporate Secretary, MSC Industrial Direct Co., Inc., 75 Maxess Road, Melville, New York 11747.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information called for by Item 11 is set forth under the headings "Executive Compensation" and "Corporate Governance—Director Independence" in the 2007 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information called for by Item 12 is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence" in the 2007 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information called for by Item 14 is set forth under the heading "Ratification of Appointment of Independent Auditors" in the 2007 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Index to Financial Statements

        Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 35 herein.

        (a)(2) Financial Statement Schedules

        For the three fiscal years ended September 1, 2007.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

        (a)(3) Exhibits

        Please see subsection (b) below.

        (b) Exhibits

Exhibit No.	Description
2.01
Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2006).
*3.01	Certificate of Incorporation of Registrant.
3.02	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's current report of Form 8-K, filed on September 18, 2007).
*4.01	Specimen Class A Common Stock Certificate.
10.01
Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).
10.02
Amendment No. 1 to Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).
10.03
Amendment No. 2 to the Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).
*10.04	Registrant's 1995 Stock Option Plan.
10.05
Amendment No. 1 to Registrant's 1995 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).

10.06
Amendment No. 2 to Registrant's 1995 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).
10.07
Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).
10.08
Amendment No. 1 to Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).
10.09
Amendment No. 2 to Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).
10.10
Amendment No. 3 to Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).
10.11
Amendment No. 4 to Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).
10.12
Registrant's 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).
10.13
Amendment No. 1 to Registrant's 2001 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).
10.14
Amendment No. 2 to Registrant's 2001 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).
10.15
Registrant's Associate Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).
10.16
Amendment No. 1 to Registrant's Associate Stock Purchase Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).
10.17
Amendment No. 2 to Registrant's Associate Stock Purchase Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).
10.18
Amendment No. 3 to Registrant's Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2006, filed November 9, 2006 (File No. 1-14130) ).
10.19
Employment Agreement, dated as of June 19, 2000, between the Registrant and Charles Boehlke (incorporated by reference to exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November 14, 2000 (File No. 1-14130)).

10.20
Agreement, dated as of January 8, 1999, between the Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
10.21
Agreement, dated as of January 8, 1999, between Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).
10.22	Summary of MSC Industrial Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 117514), as amended).
10.23	2005 Omnibus Equity Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 3, 2006 filed with the Commission on December 2, 2005).
10.24
Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and David Sandler dated as of December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.25
Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Charles A. Boehlke, Jr. dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.26
Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and James Schroeder dated as of December 27, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.27
Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Shelley Boxer dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.28
Amended and Restated Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Eccleston dated as of December 27, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.29
Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Thomas Cox dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.30
Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Erik David Gershwind dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.31
Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Eileen McGuire dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).

10.32
Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Douglas E. Jones dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).
10.33
Credit Agreement among MSC Industrial Direct Co., Inc. as Borrower, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank as co-documentation agents, Citibank, N.A., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 13, 2006).
10.34
Severance Agreement dated as of March 16, 2006 by and between Ross Anker and MSC Industrial Direct Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2006).
10.35
Employment Agreement dated as of March 14, 2006 between J&L America, Inc. (DBA J&L Industrial Supply) and Michael Wessner (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 6, 2006).
10.36	Change in Control Agreement by and between MSC Industrial Direct Co., Inc. and Charles Bonomo dated as of July 31, 2007.**
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
By:	/s/ DAVID SANDLER David Sandler Chief Executive Officer

Dated: October 30, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 30, 2007
/s/ DAVID SANDLER David Sandler	Chief Executive Officer, President and Director	October 30, 2007
/s/ CHARLES BOEHLKE Charles Boehlke	Executive Vice President, Chief Financial Officer and Director	October 30, 2007
/s/ ROGER FRADIN Roger Fradin	Director	October 30, 2007
/s/ DENIS KELLY Denis Kelly	Director	October 30, 2007
/s/ RAYMOND LANGTON Raymond Langton	Director	October 30, 2007
/s/ PHILIP PELLER Philip Peller	Director	October 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of September 1, 2007 and August 26, 2006, and for each of the three years in the period ended September 1, 2007, and have issued our report thereon dated October 19, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Melville, NY October 19, 2007

S-1

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 27, 2005
Allowance for doubtful accounts(1)	$2,447	$2,711	$—		$2,611	(3)	$2,547

Restructuring and relocation charges(2)	$275	$—	$—		$275		$—

Valuation allowance on deferred tax assets	$3,386	$—	$—		$—		$3,386

Deducted from asset accounts:
For the fiscal year ended August 26, 2006
Allowance for doubtful accounts(1)	$2,547	$2,506	$1,482	(4)	$1,621	(3)	$4,914

Valuation allowance on deferred tax assets	$3,386	$—	$—		$269		$3,117

Deducted from asset accounts:
For the fiscal year ended September 1, 2007
Allowance for doubtful accounts(1)	$4,914	$4,800	$—		$2,575	(3)	$7,139

Valuation allowance on deferred tax assets	$3,117	$—	$—		$3,117	(5)	$—

(1)
Included in accounts receivable.

(2)
Included in accrued liabilities.

(3)
Comprised of uncollected accounts charged against the allowance.

(4)
Amount related to the acquisition of J&L.

(5)
Reclassification of valuation allowance.

S-2

QuickLinks

MSC INDUSTRIAL DIRECT CO., INC. INDEX
PART I.
  ITEM 1. BUSINESS.
  ITEM 1A. Risk Factors
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except net income per share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2007, AUGUST 26, 2006 AND AUGUST 27, 2005 (In thousands)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts and shares in thousands, except per share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III.
PART IV.
SIGNATURES
Report of Independent Registered Public Accounting Firm
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)