Form 10-Q
period 2007-12-01
MSC INDUSTRIAL DIRECT CO INC
filed 2008-01-10
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File No.: 1-14130

MSC INDUSTRIAL DIRECT CO., INC.
(Exact name of registrant as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	11-3289165 (I.R.S. Employer Identification No.)
75 Maxess Road, Melville, NY (Address of principal executive offices)	11747 (Zip Code)
(516) 812-2000 (Registrant's telephone number, including area code)
Website: www.mscdirect.com

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of January 8, 2008, 47,258,775 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

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

  •
  dependence on key personnel; and

  •
  other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007.

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

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 1, 2007	September 1, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,093	$7,797
Accounts receivable, net of allowance for doubtful accounts of $7,332 and $7,139, respectively	210,796	204,186
Inventories	357,940	338,366
Prepaid expenses and other current assets	22,216	20,748
Deferred income taxes	20,276	18,705

Total current assets	616,321	589,802

Property, plant and equipment, net	125,407	127,608
Goodwill	272,806	272,806
Identifiable intangibles, net	68,910	70,832
Other assets	12,499	14,279

Total Assets	$1,095,943	$1,075,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving Credit Notes	$10,000	$—
Current maturities of long-term notes payable	36,035	33,471
Accounts payable	71,363	69,579
Accrued liabilities	71,668	70,237

Total current liabilities	189,066	173,287
Long-term notes payable	131,910	142,200
Deferred income tax liabilities	31,713	31,963

Total liabilities	352,689	347,450

Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 58,991,414 and 58,815,457 shares issued, and 47,275,758 and 47,689,925 shares outstanding, respectively	59	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding	18	18
Additional paid-in capital	413,360	408,996
Retained earnings	644,665	609,713
Accumulated other comprehensive income	921	694
Class A treasury stock, at cost, 11,715,656 and 11,125,532 shares, respectively	(315,769)	(291,603)

Total shareholders' equity	743,254	727,877

Total Liabilities and Shareholders' Equity	$1,095,943	$1,075,327

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006
Net sales	$437,554	$402,012
Cost of goods sold	234,984	216,321

Gross profit	202,570	185,691
Operating expenses	124,600	116,485

Income from operations	77,970	69,206

Other Income (Expense):
Interest expense	(2,464)	(3,206)
Interest income	239	276
Other income (expense), net	41	(21)

Total other income (expense)	(2,184)	(2,951)

Income before provision for income taxes	75,786	66,255
Provision for income taxes	28,920	25,959

Net income	$46,866	$40,296

Per Share Information (Note 1):
Net income per common share:
Basic	$0.71	$0.61

Diluted	$0.70	$0.60

Weighted average shares used in computing net income per common share:
Basic	65,617	66,480

Diluted	66,704	67,712

Cash dividends declared per common share	$0.18	$0.14

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statement of Shareholders' Equity
Thirteen weeks ended December 1, 2007
(In thousands)
(Unaudited)

								Class A Treasury Stock
	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings			Amount at Cost
	Shares	Amount	Shares	Amount				Shares		Total
Balance at September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$727,877
Exercise of common stock options, including income tax benefits of $424	53	—	—	—	1,401	—	—	—	—	1,401
Common stock issued under associate stock purchase plan	—	—	—	—	294	—	—	(12)	240	534
Grants of restricted stock, net of cancellations	123	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	878	—	—	—	—	878
Share-based compensation expense	—	—	—	—	1,791	—	—	—	—	1,791
Purchase of treasury stock	—	—	—	—	—	—	—	602	(24,406)	(24,406)
Cash dividends paid	—	—	—	—	—	(11,914)	—	—	—	(11,914)
Cumulative translation adjustment	—	—	—	—	—	—	227	—	—	227
Net income	—	—	—	—	—	46,866	—	—	—	46,866

Comprehensive income										47,093

Balance at December 1, 2007	58,991	$59	18,390	$18	$413,360	$644,665	$921	11,716	$(315,769)	$743,254

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006
Cash Flows from Operating Activities:
Net income	$46,866	$40,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,731	6,237
Stock-based compensation	2,669	2,250
Provision for doubtful accounts	839	793
Deferred income taxes	(1,821)	(707)
Reclassification of excess tax benefits from stock-based compensation	(410)	(440)
Changes in operating assets and liabilities:
Accounts receivable	(7,293)	186
Inventories	(19,390)	(8,134)
Prepaid expenses and other current assets	(1,452)	2,844
Other assets	1,749	2,833
Accounts payable and accrued liabilities	3,484	10,597

Total adjustments	(14,894)	16,459

Net cash provided by operating activities	31,972	56,755

Cash Flows from Investing Activities:
Business acquisition	—	(8,976)
Expenditures for property, plant and equipment	(2,552)	(6,349)

Net cash used in investing activities	(2,552)	(15,325)

Cash Flows from Financing Activities:
Purchase of treasury stock	(24,430)	(31,264)
Payment of cash dividends	(11,914)	(9,377)
Reclassification of excess tax benefits from stock-based compensation	410	440
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	534	569
Proceeds from exercise of Class A common stock options	977	864
Net proceeds under revolving loans from credit facility	10,000	—
Repayments of notes payable under the credit facility and other notes	(7,726)	(39)

Net cash used in financing activities	(32,149)	(38,807)

Effect of exchange rate changes on cash and cash equivalents	25	—

Net (decrease) increase in cash and cash equivalents	(2,704)	2,623
Cash and cash equivalents—beginning of period	7,797	7,718

Cash and cash equivalents—end of period	$5,093	$10,341

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,918	$4,642

Cash paid for interest	$2,746	$2,021

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Note 1. Basis of Presentation

        MSC Industrial Direct Co., Inc. ("MSC") was incorporated in the State of New York on October 24, 1995. The accompanying condensed consolidated financial statements include MSC and all of its subsidiaries, and is hereinafter referred to collectively as the "Company." All intercompany balances and transactions have been eliminated in consolidation.

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirteen weeks of fiscal 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006
Net income for EPS Computation	$46,866	$40,296

Basic EPS:
Weighted average Common shares	65,617	66,480

Basic EPS	$0.71	$0.61

Diluted EPS:
Weighted average Common shares	65,617	66,480
Shares issuable from assumed conversion of Common stock equivalents	1,087	1,232

Weighted average Common and Common equivalent shares	66,704	67,712

Diluted EPS	$0.70	$0.60

Note 2. Stock-Based Compensation

        The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as amended ("FAS 123R"). The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the thirteen week periods ended December 1, 2007 and November 25, 2006 was $1,791 and $1,581, respectively. Tax benefits related to this expense for the thirteen week periods ended December 1, 2007 and November 25, 2006 were $570 and $389, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company's current effective tax rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. All options granted after March 30, 2004 have been Non-Qualified Stock Options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006
Expected life (years)	4.8	4.8
Risk-free interest rate	4.07%	4.72%
Expected volatility	28.5%	33.2%
Expected dividend yield	1.40%	1.20%

        A summary of the activity of the Company's stock option plans for the thirteen weeks ended December 1, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2007	2,574	$25.57
Granted	472	$48.21
Exercised	(53)	$18.53
Forfeited/Canceled	(13)	$37.19

Outstanding on December 1, 2007	2,980	$29.23	4.74	$41,703

Exercisable on December 1, 2007	1,831	$21.32	3.96	$40,107

        The weighted-average grant-date fair value for the thirteen week periods ended December 1, 2007 and November 25, 2006 was $13.24 and $13.93, respectively. The total intrinsic value of options exercised during the thirteen week periods ended December 1, 2007 and November 25, 2006 was $1,412 and $1,258, respectively. The unrecognized share-based compensation cost related to stock option expense at December 1, 2007 was $13,820 and will be recognized over a weighted average of 2.85 years.

        Stock-based compensation expense recognized for restricted stock awards was $878 and $669 for the thirteen week periods ended December 1, 2007 and November 25, 2006, respectively. The unrecognized compensation cost related to the unvested restricted shares at December 1, 2007 was $12,871 and will be recognized over a weighted-average period of 3.58 years.

        A summary of the activity of restricted stock under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the thirteen weeks ended December 1, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on September 1, 2007	390	$40.49
Granted	135	48.21
Vested	—	—
Forfeited/Canceled	(12)	29.56

Outstanding on December 1, 2007	513	$42.60

Note 3. Comprehensive Income

        The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006
Net income as reported:	$46,866	$40,296
Cumulative translation adjustment	227	279

Comprehensive income	$47,093	$40,575

Note 4. Notes Payable

        At December 1, 2007, the Company had term loan borrowings outstanding under its credit facility of $167,313. Principal payments on the term loan began in June 2007, and consist of quarterly installments of approximately $7,688 in each of the following two quarters, $10,250 in each of the next four quarters commencing in June 2008, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010 and a final payment of approximately $18,685 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at December 1, 2007 was 5.22%. The Company also had $10,000 of its available $75,000 revolving loans under the credit facility outstanding at December 1, 2007. The borrowing rate in effect for the revolving loans at December 1, 2007 was 5.19%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At December 1, 2007, the Company is in compliance with the operating and financial covenants of the credit facility.

        The Company also has a long-term note payable in the amount of $632 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 5. Shareholders' Equity

        Each holder of the Company's Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval, including the election of directors. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and except as described below there are no conversion rights or redemption or sinking fund provisions with respect to such stock.

        Pursuant to previous actions of the Board of Directors, the Company was authorized to repurchase up to 5,000 shares of the Company's Class A common stock under its stock repurchase plan (the "Plan"), of which there were 1,900 shares authorized for repurchase at December 1, 2007. During fiscal 1999, the Board of Directors established the Plan which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the first thirteen weeks of fiscal 2008, the Company repurchased approximately 602 shares of its Class A common stock for approximately $24,406, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. The Company reissued approximately 12 shares of treasury stock during the first thirteen weeks of fiscal 2008 to fund the Associate Stock Purchase Plan. On January 8, 2008 the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000 shares.

        The holders of the Company's Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election on a one-to-one basis. All shares of Class B common stock convert into shares of Class A common stock on a one-to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson or Gershwind families or is not an executor, administrator or personal representative of an estate of a member of the Jacobson or Gershwind families.

        The Company has 5,000 shares of preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of December 1, 2007, there were no shares of preferred stock issued or outstanding.

        The Company paid a dividend of $11,914 on November 15, 2007 to shareholders of record at the close of business on November 1, 2007. On January 8, 2008, the Board of Directors declared a dividend of $0.18 per share payable on February 5, 2008 to shareholders of record at the close of business on

January 22, 2008. The dividend will result in a payout of approximately $11,800, based on the number of shares outstanding at January 8, 2008.

Note 6. Product Warranties

        The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen week period ended December 1, 2007 and November 25, 2006 has been minimal.

Note 7. Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

Note 8. Income Taxes

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"
("FIN 48"). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. Implementation of FIN 48 on September 2, 2007 resulted in no adjustment to the liability for unrecognized tax benefits.

        As of date of adoption the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $5,021, all of which would affect the effective tax rate if released. The Company classifies uncertain tax positions as an accrued liability. The amount of interest and penalties related to the Company's unrecognized tax benefits was approximately $335, both of which are classified as a component of income tax expense. The Company files income tax returns in the U.S. as well as various state and foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2003.

Note 9. Acquisition

        On June 8, 2006, the Company acquired all of the outstanding common stock of J&L America, Inc., d/b/a J&L Industrial Supply ("J&L") a former subsidiary of Kennametal, Inc. The changes in the accrued exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs during the thirteen week period ended December 1, 2007 are as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at September 2, 2007	$1,522	$752	$2,274
Payments	—	(45)	(45)

Ending Balance at December 1, 2007	$1,522	$707	$2,229

Note 10. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

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

        MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We offer in excess of 590,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers, and brochures and the Internet, including our websites, MSCDirect.com, JLIndustrial.com and use-enco.com (the "MSC Websites"). We service our customers from five customer fulfillment centers and 98 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

        Net sales increased 8.8% for the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007. We have been able to gain market share in the national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, recent growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. As part of the Company's strategy to drive future sales growth, we continue to increase the number of field sales associates in existing markets, and we have opened new branches in the Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington areas, each with their own field sales force. Sales related to the new branches did not have a significant impact on the Company's total sales for the thirteen week period ended December 1, 2007. The Company has increased the number of field sales associates to 854 at December 1, 2007, as compared to 739 at November 25, 2006. We expect that the number of field sales associates will increase to approximately 860 by the end of the second quarter of fiscal 2008. See discussion below describing recent weakness in the Institute for Supply Management index and the anticipated impact on our sales growth.

        Our gross profit margins have increased slightly to 46.3% for the thirteen week period ended December 1, 2007, as compared to 46.2% for the same period in fiscal 2007.

        Operating expenses increased as a result of the increased sales volume related expenses (primarily payroll related costs and freight expenses), offset by a decrease in the annual bonus accrual requirement for the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007. However, as a result of the increase in gross margin and the leveraging of our fixed operating costs, we were able to increase operating margins for the thirteen week period ended December 1, 2007 to 17.8% as compared to 17.2% (17.5% excluding J&L integration costs) for the same period in fiscal 2007. We expect operating expenses to continue to increase through the remainder of fiscal 2008 as we continue our program of investing in growth, increasing headcount and other cost increases.

        We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. Approximately 75% of our revenues (excluding the UK operations of J&L "J&L UK") came from sales in the manufacturing sector during the thirteen weeks ended December 1, 2007, including some Large Account Customers. The ISM was at 47.7% for the month of December 2007. We had seen the ISM trending downward in recent months, and now with the ISM currently at this level, together with the weak durables orders and recent employment report, this may be an indication of a deceleration in the growth of the overall economy as well as of the manufacturing sector. It is possible that the impact of rising energy prices, inflation, interest rate fluctuations, raw material costs and availability, along with the condition of the U.S. economy, will have an adverse effect on customer order flow and therefore our sales growth may continue to decline. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. To meet our customers' needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

  Net Sales

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Net Sales	$437,554	$402,012	8.8%

        Net sales increased 8.8% for the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007. Of this amount, we estimate 23.0% of the growth for the thirteen week period ended December 1, 2007 was attributable to our increase in prices on certain stock keeping units ("SKUs") based on market conditions in accordance with our pricing strategy. We estimate 48.0% of the net sales growth is attributable to our Large Account Customer programs. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts. We believe that sales in our second quarter of fiscal 2008 will be impacted negatively by approximately $4.0 million to $5.0 million due to the timing of the Christmas and New Year's holidays. These holidays fell on a Tuesday rather than a Monday as in the prior fiscal year, which reduced customer orders on the day before these holidays in fiscal 2008.

        The primary reason for the increase in sales to existing customers during the thirteen week period ended December 1, 2007 is the success of our sales force in expanding these accounts. Our Large Account Customer programs sales initiative continued to be successful and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. The growth of the Large Account Customer programs (these customers tend to order larger amounts) is the primary reason for the increase in average order size to approximately $302 (excluding J&L UK) in the first quarter of fiscal 2008 from $296 in the fourth quarter of fiscal 2007 (excluding J&L UK). These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $114.1 million for the first quarter of fiscal 2008, representing 26.1% of consolidated net sales. As our Large Account Customer programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on Large Account Customer business. We grew the field sales force to 854 associates at December 1, 2007, an increase of approximately 15.6% from sales associate levels of 739 at November 25, 2006, as a result of our strategy to acquire new accounts and expand existing accounts across all customer types.

        We introduced approximately 24,000 new SKUs in our fiscal 2008 catalog and removed approximately 30,000 slower selling SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

  Gross Profit

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Gross Profit	$202,570	$185,691	9.1%
Gross Profit Margin	46.3%	46.2%

        We anticipate that the gross margin will continue at current levels for the second quarter of fiscal 2008.

  Operating Expenses

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Operating Expenses	$124,600	$116,485	7.0%
Percentage of Net Sales	28.5%	29.0%

        The increase in operating expenses in dollars for the thirteen week period ended December 1, 2007 as compared to the same period in fiscal 2007, was primarily due to an increase in payroll and payroll related costs, and an increase in freight expense to support increased sales, product sourcing and internet initiatives, increased spending on other growth development programs, offset by a reduction in the bonus expense accrual required.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. The increase is also due to product sourcing and internet initiatives, as well as, spending on growth development programs, offset by decreases in the annual bonus accrual discussed below. We expect to increase the field sales force to approximately 860 by the end of our second quarter of fiscal 2008, which will result in increased payroll and payroll related costs.

        Based on the current estimated results for fiscal 2008, the anticipated payout for the annual bonus will be less than that which was paid in fiscal 2007. Therefore, the bonus accrual required for the thirteen week period ended December 1, 2007 was less than the amount accrued in the same period in fiscal 2007.

        As a percentage of net sales, operating expenses decreased from 29.0% to 28.5%, primarily as the result of productivity gains and the allocation of fixed expenses over a larger revenue base.

  Income from Operations

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Income from Operations	$77,970	$69,206	12.7%
Percentage of Net Sales	17.8%	17.2%

        The increase in income from operations for the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007, was primarily attributable to the increase in net sales offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the increase in gross margin and distribution of expenses over a larger revenue base.

  Interest Expense

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Interest Expense	$(2,464)	$(3,206)	(23.1)%

        The decrease in interest expense for the thirteen week period ended December 1, 2007, as compared to same period in fiscal 2007, is a result of lower loan balances. Borrowings outstanding at December 1, 2007 were approximately $177.9 million as compared to approximately $200.8 million at November 25, 2006.

  Provision for Income Taxes

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$28,920	$25,959	11.4%

        The effective tax rate for the thirteen week period ended December 1, 2007 was 38.2% compared to 39.2% with the comparable period in fiscal 2007. The decrease in the rate is primarily attributable to lower state taxes due to the successful implementation of efficient tax planning strategies.

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. Implementation of FIN 48 on September 2, 2007, resulted in no adjustment to the liability for unrecognized tax benefits.

        As of date of adoption the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $5,021, all of which would affect the effective tax rate if released. We classify uncertain tax positions as an accrued liability. The amount of interest and penalties related to our unrecognized tax benefits was approximately $335, both of which are classified as a component of income tax expense. The Company files income tax returns in the U.S. as well as various state and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2003.

  Net Income

	Thirteen Weeks Ended
	December 1, 2007	November 25, 2006	Percentage Change
	(Dollars in thousands)
Net Income	$46,866	$40,296	16.3%
Diluted Earnings Per Share	$0.70	$0.60	16.7%

        The factors which affected net income for the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen week period ended December 1, 2007 was impacted by the repurchase of our Class A common stock in fiscal 2007 and fiscal 2008, which resulted in fewer shares outstanding at December 1, 2007.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. However, as a result of the acquisition of J&L in fiscal 2006, we incurred additional borrowings under a term loan. At December 1, 2007 total borrowings outstanding were $177.9 million, as compared to $200.8 million at November 25, 2006.

        At December 1, 2007, the Company had term loan borrowings outstanding under its credit facility of $167.3 million. Principal payments on the term loan began in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the following two quarters, $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at December 1, 2007 was 5.22%. The Company also had $10.0 million of its available $75.0 million revolving loans, under the credit facility, outstanding at December 1, 2007. The borrowing rate in effect for the revolving loans at December 1, 2007 was 5.19%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At December 1, 2007, the Company is in compliance with the operating and financial covenants of the credit facility.

        Net cash provided by operating activities for the thirteen week periods ended December 1, 2007 and November 25, 2006 was $32.0 million and $56.8 million, respectively. The decrease of $24.8 million in net cash provided by operating activities resulted primarily from the growth in inventory to increase service levels and slower collections in accounts receivable, offset by lower growth in accounts payable and accrued liabilities and higher net income during the thirteen week period ended December 1, 2007, as compared to the same period in fiscal 2007.

        Net cash used in investing activities for the thirteen week periods ended December 1, 2007 and November 25, 2006 was $2.6 million and $15.3 million, respectively. The decrease is due to payments for the acquisition of J&L and higher expenditures for property, plant and equipment during the first quarter of fiscal 2007.

        Net cash used in financing activities for the thirteen week periods ended December 1, 2007 and November 25, 2006 was $32.1 million and $38.8 million, respectively. The decrease in net cash used in financing activities for the thirteen week period ended December 1, 2007 was primarily attributable to lower repurchases of shares of Class A common stock, offset by higher quarterly cash dividends paid to shareholders, higher repayments of notes payable under the credit facility and other notes, and the net proceeds from the revolving credit facility. Net cash used in financing activities for the thirteen week period ended November 25, 2006 was primarily attributable to the repurchases of shares of Class A common stock and the quarterly cash dividend paid to shareholders.

        We reissued approximately 12,000 shares of treasury stock during the first thirteen weeks of fiscal 2008 to fund the Associate Stock Purchase Plan. During the first quarter of fiscal 2008, we repurchased 602,306 shares of our Class A common stock for approximately $24.4 million, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. We may make future repurchases based on market conditions and other investment criteria. We have adequate reserves to fund such future repurchases.

        We paid a dividend of $11.9 million on November 15, 2007 to shareholders of record at the close of business on November 1, 2007. On January 8, 2008, the Board of Directors declared a dividend of $0.18 per share payable on February 5, 2008 to shareholders of record at the close of business on January 22, 2008. The dividend will result in a payout of approximately $11.8 million, based on the number of shares outstanding at January 8, 2008.

        As a result of implementing operational enhancements and expansions in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2008. We have adequate resources to fund these plans out of cash and our $75.0 million revolving credit facility.

Related Party Transactions

        We are affiliated with two real estate entities (together, the "Affiliates"), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliates for the first thirteen weeks of fiscal 2008 of approximately $0.4 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

        The square footage of the Atlanta Customer Fulfillment Center is approximately 529,000 square feet. The Company and the landlord are in the process of negotiating new lease terms with respect to a proposed 170,000 square foot expansion of this facility. Certain construction costs of approximately $5.3 million are expected to be paid by the landlord, subject to the execution by the parties of a definitive agreement with respect to the expansion. Based on local market terms and data compiled by an independent real estate consultant, the Company believes the proposed transaction to be on arm's length terms, and anticipates entering into a definitive agreement during the first half of fiscal 2008.

Contractual Obligations

        Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2011.

        Since September 1, 2007 there has been no material change in these obligations.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

        We make estimates, judgments and assumptions in determining the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the notes to the condensed consolidated financial statements. Our significant accounting policies are described in the notes to the condensed consolidated financial statements in our

Annual Report on Form 10-K for the fiscal year ended September 1, 2007. The accounting policies described below are impacted by our critical accounting estimates.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At December 1, 2007, we had term loan borrowings outstanding under our credit facility of $167.3 million. Principal payments on the term loan began in June 2007, and consist of quarterly installments of approximately $7.7 million in each of the following two quarters, $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at December 1, 2007 was 5.22%. We also had $10.0 million of our available $75.0 million loans, under the credit facility, outstanding at December 1, 2007. The borrowing rate in effect for the revolving loans at December 1, 2007 was 5.19%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty day increments. The interest rate payable for all borrowings is currently 50 basis points over LIBOR rates. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At December 1, 2007, we are in compliance with the operating and financial covenants of the credit facility.

        In addition, our interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents. Based on current debt levels, a change in the interest rate of 50 basis points would not have a significant impact on the annual financial results.

Item 4.    Controls and Procedures

        Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

Item 1A.    Risk Factors

        Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended September 1, 2007. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Form 10-K.

  Shares Eligible for Future Sale

        Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of December 1, 2007 there were 47,275,758 shares of Class A common stock outstanding. In addition, as of December 1, 2007, approximately 2,981,000 options to purchase shares of Class A common stock granted under the Company's stock option plans were outstanding. As of December 1, 2007, restricted stock or options to purchase an additional 1,668,904 shares of Class A common stock were available for grant or issuance, respectively, under the Company's 2005 Omnibus Equity Plan. Approximately 163,000 shares may be sold through the Company's Associate Stock Purchase Plan. The Omnibus Equity Plan covers 3,000,000 shares in the aggregate. On October 18, 2007, the Board of Directors approved the granting of 474,000 stock options and 135,213 shares of restricted stock. On January 8, 2008, the Board of Directors approved the granting of 25,000 stock options and 7,345 shares of restricted stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended December 1, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
09/02/07–10/06/07	38,500	$49.98	38,500	2,464,212
10/07/07–11/03/07	—	—	—	2,464,212
11/04/07–12/01/07	563,806	39.88	563,806	1,900,406

Total	602,306	$40.52	602,306

(1)
Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.

(2)
During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the "Plan"). The total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. As of December 1, 2007, the maximum number of shares that may yet be repurchased under the Plan was 1,900,406 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. There is no expiration date for this program.

Item 6.    Exhibits

  Exhibits:

3.1
Amended and Restated By-laws of MSC Industrial Direct Co., Inc. (as amended September 14, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2007).
10.1
Agreement to Terminate Split-Dollar Agreements, dated October 18, 2007, by and among Sid Tool Co., Inc., Mitchell Jacobson and Erik Gershwind as trustee of the Mitchell Jacobson 1994 Insurance Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 23, 2007).
10.2
Agreement to Terminate Split-Dollar Agreement, dated October 18, 2007, by and among Sid Tool Co., Inc., Mitchell Jacobson and Kathy Howard Jacobson and Erik Gershwind as trustees of the Mitchell Jacobson 1991 Insurance Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 23, 2007).
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    *
    Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 9, 2008	By:	/s/ DAVID SANDLER President and Chief Executive Officer
Dated: January 9, 2008	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer

QuickLinks

SAFE HARBOR STATEMENT
MSC INDUSTRIAL DIRECT CO., INC. INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Balance Sheets (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Notes to Condensed Consolidated Financial Statements (In thousands, except per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES