Form 10-Q
period 2008-03-01
MSC INDUSTRIAL DIRECT CO INC
filed 2008-04-10
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a "smaller reporting company." See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of April 8, 2008, 44,841,073 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

        This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "think", "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results, as discussed in our Annual Report on Form 10-K and below under the heading "Risk Factors". Factors that may cause these differences include, but are not limited to:

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

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 1, 2008	September 1, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,351	$7,797
Accounts receivable, net of allowance for doubtful accounts of $7,501 and $7,139, respectively	223,508	204,186
Inventories	343,473	338,366
Prepaid expenses and other current assets	18,382	20,748
Deferred income taxes	21,000	18,705

Total current assets	613,714	589,802

Property, plant and equipment, net	123,947	127,608
Goodwill	272,806	272,806
Identifiable intangibles, net	66,988	70,832
Other assets	10,361	14,279

Total Assets	$1,087,816	$1,075,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit notes	$94,000	$—
Current maturities of long-term notes payable	38,599	33,471
Accounts payable	59,068	69,579
Accrued liabilities	53,186	70,237

Total current liabilities	244,853	173,287
Long-term notes payable	121,619	142,200
Deferred income tax liabilities	34,048	31,963

Total liabilities	400,520	347,450

Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 59,046,120 and 58,815,457 shares issued, and 44,832,496 and 47,689,925 shares outstanding, respectively	59	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding	18	18
Additional paid-in capital	417,551	408,996
Retained earnings	680,406	609,713
Accumulated other comprehensive income	509	694
Class A treasury stock, at cost, 14,213,624, and 11,125,532 shares, respectively	(411,247)	(291,603)

Total shareholders' equity	687,296	727,877

Total Liabilities and Shareholders' Equity	$1,087,816	$1,075,327

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	March 1, 2008	February 24, 2007
Net sales	$436,486	$404,618	$874,040	$806,630
Cost of goods sold	233,428	217,017	468,412	433,338

Gross profit	203,058	187,601	405,628	373,292
Operating expenses	124,443	118,032	249,043	234,517

Income from operations	78,615	69,569	156,585	138,775

Other Income (Expense):
Interest expense	(2,459)	(3,336)	(4,923)	(6,542)
Interest income	136	161	375	437
Other income (expense), net	35	(12)	76	(33)

Total other expense	(2,288)	(3,187)	(4,472)	(6,138)

Income before provision for income taxes	76,327	66,382	152,113	132,637
Provision for income taxes	28,867	25,875	57,787	51,834

Net income	$47,460	$40,507	$94,326	$80,803

Per Share Information (Note 1):
Net income per common share:
Basic	$0.74	$0.62	$1.45	$1.22

Diluted	$0.73	$0.61	$1.43	$1.20

Weighted average shares used in computing net income per common share:
Basic	64,489	65,599	65,067	66,050

Diluted	65,198	66,781	65,965	67,258

Cash dividend paid per common share	$0.18	$0.14	$0.36	$0.28

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statement of Shareholders' Equity
Twenty-Six weeks ended March 1, 2008
(In thousands)
(Unaudited)

								Class A Treasury Stock
	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income		Amount at Cost
	Shares	Amount	Shares	Amount				Shares		Total
Balance at September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$727,877
Exercise of common stock options, including income tax benefits of $710	101	—	—	—	2,587	—	—	—	—	2,587
Common stock issued under associate stock purchase plan	—	—	—	—	748	—	—	(39)	762	1,510
Grants of restricted stock, net of cancellations	130	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	5,220	—	—	—	—	5,220
Purchase of treasury stock	—	—	—	—	—	—	—	3,127	(120,406)	(120,406)
Cash dividends paid	—	—	—	—	—	(23,633)	—	—	—	(23,633)
Cumulative translation adjustment	—	—	—	—	—	—	(185)	—	—	(185)
Net income	—	—	—	—	—	94,326	—	—	—	94,326

Comprehensive income										94,141

Balance at March 1, 2008	59,046	$59	18,390	$18	$417,551	$680,406	$509	14,214	$(411,247)	$687,296

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007
Cash Flows from Operating Activities:
Net income	$94,326	$80,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,372	12,558
Stock-based compensation	5,220	4,296
Loss on disposal of property, plant and equipment	3	152
Provision for doubtful accounts	1,820	2,112
Deferred income taxes	(210)	(1,034)
Reclassification of excess tax benefits from stock-based compensation	(657)	(1,654)
Changes in operating assets and liabilities:
Accounts receivable	(21,280)	(14,272)
Inventories	(5,273)	(11,363)
Prepaid expenses and other current assets	2,354	1,530
Other assets	3,969	5,212
Accounts payable and accrued liabilities	(26,657)	(4,623)

Total adjustments	(27,339)	(7,086)

Net cash provided by operating activities	66,987	73,717

Cash Flows from Investing Activities:
Business acquisition	—	(12,798)
Expenditures for property, plant and equipment	(5,940)	(14,729)

Net cash used in investing activities	(5,940)	(27,527)

Cash Flows from Financing Activities:
Purchase of treasury stock	(120,429)	(67,096)
Payment of cash dividends	(23,633)	(18,569)
Reclassification of excess tax benefits from stock-based compensation	657	1,654
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,510	1,547
Proceeds from exercise of Class A common stock options	1,877	3,688
Net proceeds under revolving loans from credit facility and promissory note	94,000	30,000
Repayments of notes payable under the credit facility and other notes	(15,454)	(78)

Net cash used in financing activities	(61,472)	(48,854)

Effect of exchange rate changes on cash and cash equivalents	(21)	—

Net decrease in cash and cash equivalents	(446)	(2,664)
Cash and cash equivalents—beginning of period	7,797	7,718

Cash and cash equivalents—end of period	$7,351	$5,054

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$55,726	$55,917

Cash paid for interest	$5,047	$6,174

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

        MSC Industrial Direct Co., Inc. ("MSC") was incorporated in the State of New York on October 24, 1995. The accompanying condensed consolidated financial statements include MSC and all of its subsidiaries, and MSC and such subsidiaries are hereinafter referred to collectively as the "Company." All intercompany balances and transactions have been eliminated in consolidation.

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first twenty-six weeks of fiscal 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	March 1, 2008	February 24, 2007
Net income for EPS Computation	$47,460	$40,507	$94,326	$80,803

Basic EPS:
Weighted average common shares	64,489	65,599	65,067	66,050

Basic EPS	$0.74	$0.62	$1.45	$1.22

Diluted EPS:
Weighted average common shares	64,489	65,599	65,067	66,050
Shares issuable from assumed conversion of common stock equivalents	709	1,182	898	1,208

Weighted average common and common equivalent shares	65,198	66,781	65,965	67,258

Diluted EPS	$0.73	$0.61	$1.43	$1.20

Note 2. Stock-Based Compensation

        The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as amended ("FAS 123R"). The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $3,428 and

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Stock-Based Compensation (Continued)

$3,004, respectively. Tax benefits related to this expense for the twenty-six week periods ended March 1, 2008 and February 24, 2007 were $1,095 and $790, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company's current effective tax rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. All options granted after March 30, 2004 have been Non-Qualified Stock Options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007
Expected life (years)	4.8	4.8
Risk-free interest rate	4.07%	4.72%
Expected volatility	28.5%	33.2%
Expected dividend yield	1.4%	1.2%

        A summary of the activity of the Company's stock option plans for the twenty-six weeks ended March 1, 2008 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2007	2,574	$25.57
Granted	499	47.72
Exercised	(101)	19.27
Forfeited/Canceled	(27)	38.36

Outstanding on March 1, 2008	2,945	$29.42	4.58	$32,892

Exercisable on March 1, 2008	1,796	$21.48	3.78	$34,298

        The weighted-average grant-date fair value for the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $13.18 and $14.09, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $2,171 and $6,166, respectively. The unrecognized share-based compensation cost related to stock option expense at March 1, 2008 is $12,503 and will be recognized over a weighted average period of 2.69 years.

        Stock-based compensation expense recognized for restricted stock awards was $914 and $623 for the thirteen week periods ended March 1, 2008 and February 24, 2007, respectively, and $1,792 and $1,292 for the twenty-six week periods ended March 1, 2008 and February 24, 2007, respectively. The unrecognized compensation cost related to the unvested restricted shares at March 1, 2008 was $14,866 and will be recognized over a weighted-average period of 3.57 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Stock-Based Compensation (Continued)

        A summary of the activity of restricted stock under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the twenty-six weeks ended March 1, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on September 1, 2007	390	$40.49
Granted	142	47.71
Vested	(64)	33.20
Forfeited/Canceled	(12)	30.44

Outstanding on March 1, 2008	456	$44.03

Note 3. Comprehensive Income

        The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	March 1, 2008	February 24, 2007
Net income as reported:	$47,460	$40,507	$94,326	$80,803
Cumulative translation adjustment	(412)	100	(185)	379

Comprehensive income	$47,048	$40,607	$94,141	$81,182

Note 4. Notes Payable

        At March 1, 2008, the Company had term loan borrowings outstanding under its credit facility of $159,625. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $7,688 in the third quarter of fiscal 2008, $10,250 in each of the next four quarters commencing in June 2008, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010 and a final payment of approximately $18,685 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at March 1, 2008 was 3.78%. On February 14, 2008, the Company increased the revolving commitment credit line from $75,000 to $150,000, of which the Company had $94,000 outstanding at March 1, 2008. The borrowing rate in effect for the revolving loans at March 1, 2008 was 3.90%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty, sixty, ninety and one hundred eighty day increments. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 4. Notes Payable (Continued)

rates. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. Under the terms of the credit facility, the Company is subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At March 1, 2008, the Company is in compliance with the operating and financial covenants of the credit facility.

        On February 7, 2008, the Company issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, the Company may borrow from the lender, in the lender's sole discretion, up to $50,000. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note shall, at the Company's option, be at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. All outstanding balances under the loan shall be due no later than March 31, 2008. During the period, the Company borrowed and repaid $30,000 under the Note. No borrowings under the Note were outstanding at March 1, 2008 and the Note terminated on March 11, 2008.

        The Company also has a long-term note payable in the amount of $593 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

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

        On January 8, 2008, the Board of Directors reaffirmed and replenished the Company's stock repurchase plan (the "Plan") so that the total number of shares of Class A common stock authorized for future repurchase was restored to 7,000 shares, of which, 4,499 shares remain authorized for repurchase at March 1, 2008. During fiscal 1999, the Board of Directors established the Plan, which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the first twenty-six weeks of fiscal 2008, the Company repurchased 3,127 shares of its Class A common stock for $120,406 (2,524 shares were repurchased for $95,999 during the second quarter of fiscal 2008), which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. The Company reissued 39 shares of treasury stock during the first twenty-six weeks of fiscal 2008 to fund the Associate Stock Purchase Plan.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 5. Shareholders' Equity (Continued)

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

        The Company has 5,000 shares of preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of March 1, 2008, there were no shares of preferred stock issued or outstanding.

        The Company paid dividends of $23,633 for the twenty-six weeks ended March 1, 2008. On April 3, 2008, the Board of Directors declared a dividend of $0.18 per share payable on May 1, 2008 to shareholders of record at the close of business on April 17, 2008. The dividend will result in a payout of approximately $11,400, based on the number of shares outstanding at April 8, 2008.

Note 6. Product Warranties

        The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the twenty-six week periods ended March 1, 2008 and February 24, 2007 has been minimal.

Note 7. Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

Note 8. Income Taxes

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 8. Income Taxes (Continued)

in a tax return. Implementation of FIN 48 on September 2, 2007 resulted in no adjustment to the liability for unrecognized tax benefits.

        As of the date of adoption the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $5,021, all of which would affect the effective tax rate if released. The Company classifies the income tax liability associated with uncertain tax positions as an accrued liability. The amount of interest and penalties related to the Company's unrecognized tax benefits, as of the date of the adoption, was approximately $335, both of which are classified as a component of income tax expense. The Company files income tax returns in the U.S. as well as various state and foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for taxable years before fiscal 2003.

Note 9. Acquisition

        On June 8, 2006, the Company acquired all of the outstanding common stock of J&L America, Inc., d/b/a J&L Industrial Supply ("J&L"), a former subsidiary of Kennametal, Inc. The changes in the accrued exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs during the twenty-six week period ended March 1, 2008 are as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at September 2, 2007	$1,522	$752	$2,274
Payments	(382)	(45)	(427)

Ending Balance at March 1, 2008	$1,140	$707	$1,847

Note 10. New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007) ("SFAS No. 141R"), Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Annual Report on Form 10-K.

        This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks and uncertainties and include, but are not limited to, statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "believe," "anticipate," "think," "intend," "estimate," "plan", "expect," or similar terms. Our actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, changing customer and product mixes, changing market conditions, industry consolidation, competition, general economic conditions in the markets in which the Company operates, rising commodity and energy prices, the outcome of potential government or regulatory proceedings or future litigation relating to pending claims, inquiries or audits, risk of cancellation or rescheduling of orders, work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports, the risk of war, terrorism and similar hostilities, dependence on our information systems and on key personnel. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance is not necessarily an indicator of future performance. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

        MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We offer approximately 590,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers, brochures and the Internet, including our websites, MSCDirect.com, JLIndustrial.com and use-enco.com (the "MSC Websites"). We service our customers from five customer fulfillment centers and 98 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

        Net sales increased 7.9% and 8.4% for the thirteen and twenty-six week periods ended March 1, 2008, as compared to the same periods in fiscal 2007. We have been able to gain market share in the national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, recent and projected growth and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. As part of the Company's strategy to drive future sales growth, we continue to increase the number of field sales associates in existing markets, and we have opened new branches in the Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington areas, each with their own field sales force. Sales related to the new branches did not have a significant impact on the Company's total sales for the twenty-six week period ended March 1, 2008. The Company has increased the number of field sales associates to 857 at March 1, 2008, as compared to 757 at February 24, 2007. We expect that the number of field sales associates will increase to approximately 865 by the end of the third quarter of fiscal 2008. See discussion below describing recent weakness in the Institute for Supply Management index and the anticipated impact on our sales growth.

        Our gross profit margins have increased slightly to 46.5% and 46.4%, respectively, for the thirteen and twenty-six week periods ended March 1, 2008, as compared to 46.4% and 46.3% for the same periods in fiscal 2007.

        Operating expenses increased as a result of the increased sales volume related expenses (primarily payroll related costs and freight expenses), offset by a decrease in the annual bonus accrual requirement as the estimated fiscal 2008 annual bonus payout is expected to be at lower levels than in fiscal 2007, and there were no integration costs related to the acquisition of J&L for the thirteen and twenty-six week periods ended March 1, 2008, as compared to the same periods in fiscal 2007. However, as a result of the increase in gross margin and the leveraging of our fixed operating costs, we were able to increase operating margins for the thirteen and twenty-six week periods ended March 1, 2008 to 18.0% and 17.9%, respectively, as compared to 17.2% for the same periods in fiscal 2007. We expect operating expenses to continue to increase through the remainder of fiscal 2008 as we continue our program of investing in growth development programs, increasing headcount, enhancing our e-commerce capabilities and other sales related initiatives involving cost increases.

        We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. Approximately 75% of our revenues (excluding the UK operations of J&L "J&L UK") came from sales in the manufacturing sector during the twenty-six weeks ended March 1, 2008, including some Large Account Customers. The ISM is currently at 48.6%, as reported on April 1, 2008. We had seen the ISM trending downward in recent months, and now with the ISM currently at this level, together with the weak durables orders and recent weak employment reports, this may be an indication of a deceleration in the growth of the overall economy as well as of the manufacturing sector. It is possible that the impact of rising energy prices, inflation, interest rate fluctuations, raw material costs and availability, along with the condition of the U.S. economy, will have an adverse effect on customer order flow and therefore our sales growth may continue to decline. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. To meet our customers' needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Net Sales	$436,486	$404,618	7.9%	$874,040	$806,630	8.4%

        Net sales increased 7.9% and 8.4% for the thirteen and twenty-six week periods ended March 1, 2008, respectively, as compared to the same periods in fiscal 2007. Of this amount, for the thirteen and twenty-six week periods ended March 1, 2008, as compared to the same periods in fiscal 2007, we estimate approximately 16.0% and 19.0%, respectively, was attributable to our increase in prices on certain stock keeping units ("SKUs"), based on market conditions in accordance with our pricing strategy, approximately 59.0% and 53.0%, respectively, was attributable to the growth of our Large Account Customer programs and the remaining net sales growth was primarily a result of an increase in sales to our new and existing core accounts.

        The primary reason for the increase in sales to existing customers during the thirteen and twenty-six week periods ended March 1, 2008, is the success of our sales force in expanding these accounts. Our Large Account Customer programs sales initiative continued to be successful and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. The growth of the Large Account Customer programs (these customers tend to order larger amounts) is the primary reason for the increase in average order size to approximately $307 (excluding J&L UK) in the second quarter of fiscal 2008 from $292 in the second quarter of fiscal 2007 (excluding J&L UK). These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $116.6 million for the second quarter of fiscal 2008, representing 26.7% of consolidated net sales. As our Large Account Customer programs continue to grow we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on Large Account Customer business. We grew the field sales force to 857 associates at March 1, 2008, an increase of approximately 13.2% from sales associate levels of 757 at February 24, 2007, as a result of our strategy to acquire new accounts and expand existing accounts across all customer types.

        We introduced approximately 24,000 new SKUs in our fiscal 2008 catalog and removed approximately 30,000 slower selling SKUs. We believe that the new SKUs improve the overall quality of our offering and will be important factors in our sales growth.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Gross Profit	$203,058	$187,601	8.2%	$405,628	$373,292	8.7%
Gross Profit Margin	46.5%	46.4%		46.4%	46.3%

        We anticipate that the gross profit margin will be approximately 46.3% for the third quarter of fiscal 2008.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Operating Expenses	$124,443	$118,032	5.4%	$249,043	$234,517	6.2%
Percentage of Net Sales	28.5%	29.2%		28.5%	29.1%

        The increase in operating expenses in dollars for the thirteen week period ended March 1, 2008 as compared to the same period in fiscal 2007, was primarily due to an increase in payroll and payroll related costs, an increase in freight expense to support increased sales, product sourcing and internet initiatives, and increased spending on other growth development programs. These increases were offset by costs related to the J&L integration occurring in fiscal 2007, that did not incur in fiscal 2008. For the twenty-six week period ended March 1, 2008, the increase in payroll and payroll related costs, and freight expense are offset by a reduction in the annual bonus expense accrual required and there were no integration costs related to the acquisition of J&L.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. The increase is also due to product sourcing and internet initiatives, as well as spending on growth development programs. For the twenty-six week period ended March 1, 2008, the increase in these expenses are offset by a reduction in the annual bonus expense accrual as the estimated fiscal 2008 annual bonus payout is expected to be at lower levels than in fiscal 2007. We expect to increase the field sales force to approximately 865 by the end of our third quarter of fiscal 2008, which will result in increased payroll and payroll related costs.

        The reduction in the operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended March 1, 2008 are primarily due to the Company incurring costs related to the integration of J&L in fiscal 2007 that were not incurred in the current fiscal year. Excluding J&L integration costs, the operating expenses as a percentage of net sales, for the thirteen and twenty-six week periods ended February 24, 2007, were 28.6% and 28.7%, respectively.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Income from Operations	$78,615	$69,569	13.0%	$156,585	$138,775	12.8%
Percentage of Net Sales	18.0%	17.2%		17.9%	17.2%

        The increase in income from operations for the thirteen and twenty-six week periods ended March 1, 2008, as compared to the same periods in fiscal 2007, was primarily attributable to the costs related to the integration of J&L incurred in fiscal 2007 which did not occur in fiscal 2008, the increase in gross margin and the distribution of expenses over a larger revenue base.

Interest Expense

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Interest Expense	$(2,459)	$(3,336)	(26.3)%	$(4,923)	$(6,542)	(24.7)%

        The decrease in interest expense for the thirteen and twenty-six week periods ended March 1, 2008, as compared to same periods in fiscal 2007, is a result of lower average loan balances and lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the thirteen and twenty-six week periods ended of March 1, 2008 were approximately $203.8 million and $187.2 million, respectively, as compared to the same periods in fiscal 2007 of approximately $220.2 million and $210.1 million, respectively.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$28,867	$25,875	11.6%	$57,787	$51,834	11.5%
Effective Tax Rate	37.82%	38.98%		37.99%	39.08%

        The effective tax rate for the thirteen and twenty-six week periods ended March 1, 2008 was 37.82% and 37.99% compared to 38.98% and 39.08% with the comparable period in fiscal 2007. The decrease in the rate is primarily attributable to lower state taxes due to the successful implementation of certain tax planning strategies.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1, 2008	February 24, 2007	Percentage Change	March 1, 2008	February 24, 2007	Percentage Change
	(Dollars in thousands)
Net Income	$47,460	$40,507	17.2%	$94,326	$80,803	16.7%
Diluted Earnings Per Share	$0.73	$0.61	19.7%	$1.43	$1.20	19.2%

        The factors which affected net income for the thirteen and twenty-six week periods ended March 1, 2008, as compared to the same periods in fiscal 2007, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and twenty-six week periods ended March 1, 2008 was impacted by the repurchase of shares of our Class A common stock in fiscal 2007, as well as repurchases made in the first half of fiscal 2008, which resulted in fewer shares outstanding at March 1, 2008.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. In fiscal 2006, we entered into a new term loan and revolving credit agreement. Proceeds from the term loan were used to fund part of the purchase price of the J&L acquisition in June 2006. In addition, on February 7, 2008, we issued a promissory note. Borrowings under the revolving credit agreement and a promissory note, along with cash generated from operations, have been used to fund the repurchase of shares of our Class A common stock, to pay dividends, and for working capital needs. At March 1, 2008 total borrowings outstanding were $254.2 million, as compared to $230.8 million at February 24, 2007.

        On February 7, 2008, we issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, we may borrow from the lender, in the lender's sole discretion, up to $50.0 million. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note shall, at the our option, be at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. All outstanding balances under the loan shall be due no later than

March 31, 2008. During the period, we borrowed and repaid $30.0 million under the Note. No borrowings under the Note were outstanding at March 1, 2008 and the Note terminated on March 11, 2008.

        At March 1, 2008, we had term loan borrowings outstanding under its credit facility of $159.6 million. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $7.7 million in the third quarter of fiscal 2008, $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at March 1, 2008 was 3.78%. On February 14, 2008, we increased the revolving commitment credit line from $75.0 million $150.0 million, of which the Company had $94.0 million outstanding at March 1, 2008. The borrowing rate in effect for the revolving loans at March 1, 2008 was 3.90%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty, sixty, ninety and one hundred eighty day increments. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At March 1, 2008, we were in compliance with the operating and financial covenants of the credit facility.

        Net cash provided by operating activities for the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $67.0 million and $73.7 million, respectively. The decrease of $6.7 million in net cash provided by operating activities resulted primarily from an increase in growth in accounts receivable, a reduction in accounts payable and accrued liabilities, offset by a reduction in growth of inventory and higher net income during the twenty-six week period ended March 1, 2008, as compared to the same period in fiscal 2007.

        Net cash used in investing activities for the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $5.9 million and $27.5 million, respectively. The decrease is due to payments for the acquisition of J&L and higher expenditures for property, plant and equipment that occurred during the twenty-six week period ended February 24, 2007.

        Net cash used in financing activities for the twenty-six week periods ended March 1, 2008 and February 24, 2007 was $61.5 million and $48.9 million, respectively. The increase in net cash used in financing activities for the twenty-six week period ended March 1, 2008 was primarily attributable to increased repurchases of shares of Class A common stock, higher quarterly cash dividends paid to shareholders, higher repayments of notes payable under the credit facility and other notes, offset from the net proceeds from the revolving credit facility. Net cash used in financing activities for the twenty-six week period ended February 24, 2007 was primarily attributable to the repurchases of shares of Class A common stock and the quarterly cash dividend paid to shareholders, offset from the net proceeds from the revolving credit facility.

        We reissued approximately 39,000 shares of treasury stock during the first twenty-six weeks of fiscal 2008 to fund the Associate Stock Purchase Plan. During the first twenty-six weeks of fiscal 2008, we repurchased approximately 3.1 million shares of our Class A common stock for approximately $120.4 million (approximately 2.5 million shares were repurchased for $96.0 million during the second quarter of fiscal 2008), which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. We may make future repurchases based on market conditions and other investment criteria. We have adequate resources to fund such future repurchases with cash and our $150.0 million revolving credit facility.

        We paid a dividend of $11.7 million on February 5, 2008 and $11.9 million on November 15, 2007, to shareholders of record at the close of business on January 22, 2008 and November 1, 2007, respectively. On April 3, 2008, the Board of Directors declared a dividend of $0.18 per share payable on May 1, 2008 to shareholders of record at the close of business on April 17, 2008. The dividend will result in a payout of approximately $11.4 million, based on the number of shares outstanding at April 8, 2008.

        As a result of implementing operational enhancements and expansions in customer fulfillment centers, we may continue to see an increase in capital expenditures during fiscal 2008. We have adequate resources to fund these plans with cash and our $150.0 million revolving credit facility.

Related Party Transactions

        We are affiliated with two real estate entities (together, the "Affiliates"), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliates for the first twenty-six weeks of fiscal 2008 of approximately $0.9 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

        The current square footage of the Atlanta Customer Fulfillment Center is approximately 529,000 square feet. During the third quarter of fiscal 2008, the Company and the landlord negotiated an amendment to the existing lease, with respect to a 172,000 square foot expansion of this facility. Certain construction costs of approximately $5.4 million will be paid by the landlord. The term of the lease has been extended to the year 2030. The Company will make monthly payments of approximately $185,500 until July 2009. Monthly payments thereafter will increase pursuant to the terms of the amended lease. All other material terms of the lease agreement remain unchanged. Based on local market terms and data compiled by an independent real estate consultant, the Company believes this transaction to be on arm's length terms.

Contractual Obligations

        Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2023, at March 1, 2008. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2011.

        Subsequent to March 1, 2008, an amendment was made to the existing lease for the Atlanta Customer Fulfillment Center, as noted above, and the term of the lease has been extended through the year 2030.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At March 1, 2008, we had term loan borrowings outstanding under our credit facility of $159.6 million. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $7.7 million in the third quarter of fiscal 2008, $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The borrowing rate in effect for the term loan borrowings at March 1, 2008 was 3.78%. On February 14, 2008, we increased the revolving commitment credit line from $75.0 million to $150.0 million, of which we had $94.0 million outstanding at March 1, 2008. The borrowing rate in effect for the revolving loans at March 1, 2008 was 3.90%. The revolving loan is due in thirty days from the origination date and can be renewed in thirty, sixty, ninety and one hundred eighty day increments. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. Under the terms of the credit facility, we are subject to various operating and financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At March 1, 2008, we are in compliance with the operating and financial covenants of the credit facility.

        On February 7, 2008, we issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, we may borrow from the lender, in the lender's sole discretion, up to $50.0 million. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note shall, at the our option, be at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. All outstanding balances under the loan shall be due no later than March 31, 2008. During the period, we borrowed and repaid $30.0 million under the Note. No borrowings under the Note were outstanding at March 1, 2008 and the Note terminated on March 11, 2008.

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

        No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

Item 1A.    Risk Factors

        Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 1, 2007. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Annual Report on Form 10-K.

  Shares Eligible for Future Sale

        Sales of a substantial number of shares of Class A common stock in the public market could adversely affect the prevailing market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities. As of March 1, 2008 there were 44,832,496 shares of Class A common stock outstanding. In addition, as of March 1, 2008, approximately 2,945,000 options to purchase shares of Class A common stock granted under the Company's stock option plans were outstanding. As of March 1, 2008, restricted stock or options to purchase an additional 1,647,729 shares of Class A common stock were available for grant or issuance, respectively, under the Company's 2005 Omnibus Equity Plan. Approximately 136,000 shares may be sold through the Company's Associate Stock Purchase Plan. The Omnibus Equity Plan covers 3,000,000 shares in the aggregate. On October 18, 2007, the Board of Directors approved the granting of 474,000 stock options and 135,213 shares of restricted stock. On January 8, 2008, the Board of Directors approved the granting of 25,000 stock options and 7,345 shares of restricted stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth repurchases, by the Company, of its outstanding shares of Class A common stock during the quarter ended March 1, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/02/07–01/05/08	—	$—	—	1,900,406
01/06/08–02/02/08	2,024,488	37.63	2,024,488	4,999,497
02/03/08–03/01/08	500,000	39.65	500,000	4,499,497

Total	2,524,488	$38.03	2,524,488

(1)
Associates delivered 24,678 shares of restricted stock to the Company, upon vesting, to satisfy tax-withholding requirements.

(2)
Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.

(3)
During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the "Plan"). The total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of March 1, 2008, the maximum number of shares that may yet be repurchased under the Plan was 4,499,497 shares. There is no expiration date for this program.

Item 4.    Submission of Matters to a Vote of Security Holders

        On February 7, 2008, the Company held its 2008 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

        The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

  1.
  To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	227,070,602	863,222
David Sandler	227,238,715	695,109
Roger Fradin	227,460,172	473,652
Denis Kelly	227,270,040	653,784
Philip Peller	227,459,231	474,592
  2.
  To ratify Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal year 2008.

For	Against	Abstain	Broker Non-Votes
227,906,018	17,280	10,525	—

Item 6.    Exhibits

  Exhibits:

10.1	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.2
First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.3
Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.4
Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.5
Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.6
Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.7
First Amendment, dated as of February 14, 2008, to the Credit Agreement, dated as of June 8, 2006, among MSC Industrial Direct Co., Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank, as co-documentation agents and Citibank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2008).
10.8
Promissory Note, dated as of January 17, 2008, by MSC Industrial Direct Co., Inc., as borrower, to the order of JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2008).
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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: April 8, 2008	By:	/s/ DAVID SANDLER President and Chief Executive Officer
Dated: April 8, 2008	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer

QuickLinks

SAFE HARBOR STATEMENT
MSC INDUSTRIAL DIRECT CO., INC. INDEX
  Item 1. Condensed Consolidated Financial Statements
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Balance Sheets (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
MSC INDUSTRIAL DIRECT CO., INC. Notes to Condensed Consolidated Financial Statements (Dollar amounts and shares in thousands, except per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES