Form 10-Q
period 2008-05-31
MSC INDUSTRIAL DIRECT CO INC
filed 2008-07-10
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a "smaller reporting company." See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of July 8, 2008, 44,503,457 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

        This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words "believes," "anticipates," "thinks," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, "Risk Factors" of this Report, and in Part I, Item 1A, "Risk Factors" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 1, 2007. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  changing customer and product mixes;

  •
  changing market conditions;

  •
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

  •
  dependence on our information systems;

  •
  the outcome of potential government or regulatory proceedings or future litigation; and

  •
  dependence on key personnel.

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 31, 2008	September 1, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,104	$7,797
Accounts receivable, net of allowance for doubtful accounts of $7,122 and $7,139, respectively	214,454	204,186
Inventories	346,495	338,366
Prepaid expenses and other current assets	18,558	20,748
Deferred income taxes	22,923	18,705

Total current assets	608,534	589,802

Property, plant and equipment, net	124,339	127,608
Goodwill	272,143	272,806
Identifiable intangibles, net	64,836	70,832
Other assets	8,344	14,279

Total Assets	$1,078,196	$1,075,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit notes	$35,000	$—
Current maturities of long-term notes payable	41,162	33,471
Accounts payable	64,147	69,579
Accrued liabilities	53,178	70,237

Total current liabilities	193,487	173,287
Long-term notes payable	111,327	142,200
Deferred income tax liabilities	38,727	31,963

Total liabilities	343,541	347,450

Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 59,196,081 and 58,815,457 shares issued, and 44,995,071 and 47,689,925 shares outstanding, respectively	59	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding	18	18
Additional paid-in capital	424,716	408,996
Retained earnings	720,405	609,713
Accumulated other comprehensive income	465	694
Class A treasury stock, at cost, 14,201,010, and 11,125,532 shares, respectively	(411,008)	(291,603)

Total shareholders' equity	734,655	727,877

Total Liabilities and Shareholders' Equity	$1,078,196	$1,075,327

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net sales	$457,238	$431,057	$1,331,278	$1,237,687
Cost of goods sold	246,793	231,752	715,205	665,090

Gross profit	210,445	199,305	616,073	572,597
Operating expenses	125,632	123,896	374,675	358,413

Income from operations	84,813	75,409	241,398	214,184

Other (Expense) Income:
Interest expense	(1,850)	(3,125)	(6,773)	(9,667)
Interest income	125	271	500	708
Other (expense) income, net	(32)	238	44	205

Total other expense	(1,757)	(2,616)	(6,229)	(8,754)

Income before provision for income taxes	83,056	72,793	235,169	205,430
Provision for income taxes	31,671	27,028	89,458	78,862

Net income	$51,385	$45,765	$145,711	$126,568

Per Share Information (Note 1):
Net income per common share:
Basic	$0.82	$0.70	$2.27	$1.92

Diluted	$0.81	$0.69	$2.23	$1.89

Weighted average shares used in computing net income per common share:
Basic	62,820	65,418	64,306	65,834

Diluted	63,709	66,740	65,201	67,079

Cash dividend paid per common share	$0.18	$0.18	$0.54	$0.46

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statement of Shareholders' Equity
Thirty-Nine Weeks Ended May 31, 2008
(In thousands)
(Unaudited)

								Class A Treasury Stock
	Class A Common Stock		Class B Common Stock
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income		Amount at Cost
	Shares	Amount	Shares	Amount				Shares		Total
Balance at September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$727,877
Exercise of common stock options, including income tax benefits of $2,259	255	—	—	—	6,838	—	—	—	—	6,838
Common stock issued under associate stock purchase plan	—	—	—	—	1,060	—	—	(52)	1,015	2,075
Grants of restricted stock, net of cancellations	126	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	7,822	—	—	—	—	7,822
Purchase of treasury stock	—	—	—	—	—	—	—	3,127	(120,420)	(120,420)
Cash dividends paid	—	—	—	—	—	(35,019)	—	—	—	(35,019)
Cumulative translation adjustment	—	—	—	—	—	—	(229)	—	—	(229)
Net income	—	—	—	—	—	145,711	—	—	—	145,711

Comprehensive income										145,482
Balance at May 31, 2008	59,196	$59	18,390	$18	$424,716	$720,405	$465	14,201	$(411,008)	$734,655

See accompanying notes.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007
Cash Flows from Operating Activities:
Net income	$145,711	$126,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,445	19,246
Stock-based compensation	7,822	6,230
Loss on disposal of property, plant and equipment	3	153
Provision for doubtful accounts	2,360	3,262
Deferred income taxes	2,546	(2,708)
Reclassification of excess tax benefits from stock-based compensation	(2,109)	(3,397)
Changes in operating assets and liabilities:
Accounts receivable	(12,797)	(13,823)
Inventories	(8,331)	(18,762)
Prepaid expenses and other current assets	2,171	1,957
Other assets	5,940	7,825
Accounts payable and accrued liabilities	(19,336)	(1,237)

Total adjustments	(1,286)	(1,254)

Net cash provided by operating activities	144,425	125,314

Cash Flows from Investing Activities:
Business acquisition	—	(12,734)
Expenditures for property, plant and equipment	(11,209)	(21,420)

Net cash used in investing activities	(11,209)	(34,154)

Cash Flows from Financing Activities:
Purchase of treasury stock	(120,444)	(70,407)
Payment of cash dividends	(35,019)	(30,418)
Reclassification of excess tax benefits from stock-based compensation	2,109	3,397
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,075	2,096
Proceeds from exercise of Class A common stock options	4,579	6,464
Net proceeds under revolving loans from credit facility and promissory note	35,000	—
Repayments of notes payable under the credit facility and other notes	(23,182)	(118)

Net cash used in financing activities	(134,882)	(88,986)

Effect of exchange rate changes on cash and cash equivalents	(27)	—

Net (decrease) increase in cash and cash equivalents	(1,693)	2,174
Cash and cash equivalents—beginning of period	7,797	7,718

Cash and cash equivalents—end of period	$6,104	$9,892

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$82,416	$80,042

Cash paid for interest	$6,982	$9,195

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirty-nine weeks of fiscal 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2007.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        A reconciliation between the numerator and denominator of the basic and diluted EPS calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net income for EPS Computation	$51,385	$45,765	$145,711	$126,568

Basic EPS:
Weighted average common shares	62,820	65,418	64,306	65,834

Basic EPS	$0.82	$0.70	$2.27	$1.92

Diluted EPS:
Weighted average common shares	62,820	65,418	64,306	65,834
Shares issuable from assumed conversion of common stock equivalents	889	1,322	895	1,245

Weighted average common and common equivalent shares	63,709	66,740	65,201	67,079

Diluted EPS	$0.81	$0.69	$2.23	$1.89

Note 2. Stock-Based Compensation

        The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as amended ("FAS 123R"). The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,644 and $1,316 for the thirteen week periods ended May 31, 2008 and May 26, 2007,

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Stock-Based Compensation (Continued)

respectively, and $5,072 and $4,320 for the thirty-nine week periods ended May 31, 2008 and May 26, 2007, respectively. Tax benefits related to this expense for the thirteen week periods ended May 31, 2008 and May 26, 2007 were $528 and $398, respectively, and for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 were $1,623 and $1,188, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company's current effective tax rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. All options granted after March 30, 2004 have been Non-Qualified Stock Options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007
Expected life (years)	4.8	4.8
Risk-free interest rate	4.07%	4.72%
Expected volatility	28.5%	33.2%
Expected dividend yield	1.4%	1.2%

        A summary of the activity of the Company's stock option plans for the thirty-nine weeks ended May 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2007	2,574	$25.57
Granted	502	47.68
Exercised	(255)	17.93
Forfeited/Canceled	(35)	39.35

Outstanding on May 31, 2008	2,786	$30.07	4.43	$68,041

Exercisable on May 31, 2008	1,641	$21.90	3.63	$53,496

        The weighted-average grant-date fair values for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 were $13.18 and $14.09, respectively. The total intrinsic values of options exercised during the thirty-nine week periods ended May 31, 2008 and May 26, 2007 were $6,945 and $11,647, respectively. The unrecognized share-based compensation cost related to stock option expense at May 31, 2008 is $10,952 and will be recognized over a weighted average period of 2.55 years.

        Stock-based compensation expense recognized for restricted stock awards was $958 and $618 for the thirteen week periods ended May 31, 2008 and May 26, 2007, respectively, and $2,750 and $1,910

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Stock-Based Compensation (Continued)

for the thirty-nine week periods ended May 31, 2008 and May 26, 2007, respectively. The unrecognized compensation cost related to the unvested restricted shares at May 31, 2008 was $14,107 and will be recognized over a weighted-average period of 3.36 years.

        A summary of the activity of restricted stock under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the thirty-nine weeks ended May 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on September 1, 2007	390	$40.49
Granted	146	47.61
Vested	(64)	33.20
Forfeited/Canceled	(20)	31.31

Outstanding on May 31, 2008	452	$44.23

Note 3. Comprehensive Income

        The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net income as reported:	$51,385	$45,765	$145,711	$126,568
Cumulative translation adjustment	(44)	111	(229)	490

Comprehensive income	$51,341	$45,876	$145,482	$127,058

Note 4. Notes Payable

        At May 31, 2008, the Company had term loan borrowings outstanding under its credit facility of $151,938. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $10,250 in each of the next four quarters commencing in June 2008, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010 and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at May 31, 2008 was 2.89%. On February 14, 2008, the Company increased the revolving commitment credit line from $75,000 to $150,000, of which the Company had $35,000 outstanding at

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 4. Notes Payable (Continued)

May 31, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The borrowing rate in effect for the revolving loans at May 31, 2008 was 2.87%. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The revolving loan is due in thirty days from the origination date and can be renewed in thirty, sixty, ninety and one hundred eighty day increments. Under the terms of the credit facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 31, 2008, the Company is in compliance with the operating and financial covenants of the credit facility.

        On February 7, 2008, the Company issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, the Company was able to borrow from the lender, in the lender's sole discretion, up to $50,000. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at the Company's option, at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter, the Company borrowed and repaid $30,000 under the Note. The Note terminated on March 11, 2008.

        The Company also has a long-term note payable in the amount of $551 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

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

        On January 8, 2008, the Board of Directors reaffirmed and replenished the Company's stock repurchase plan (the "Plan") so that the total number of shares of Class A common stock authorized for future repurchase was restored to 7,000 shares, of which, 4,499 shares remain authorized for repurchase at May 31, 2008. During fiscal 1999, the Board of Directors established the Plan, which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the first thirty-nine weeks of fiscal 2008, the Company repurchased 3,127 shares of its Class A common stock for $120,420, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. The Company reissued 52 shares of treasury stock during the first thirty-nine weeks of fiscal 2008 to fund the Associate Stock Purchase Plan.

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

        The Company has 5,000 shares of preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of May 31, 2008, there were no shares of preferred stock issued or outstanding.

        The Company paid dividends of $35,019 for the thirty-nine weeks ended May 31, 2008. On June 26, 2008, the Board of Directors declared a dividend of $0.20 per share, representing an increase of $0.02 per share in the regular quarterly dividend. The $0.20 per share dividend is payable on July 24, 2008 to shareholders of record at the close of business on July 10, 2008. The dividend will result in a payout of approximately $12,600, based on the number of shares outstanding at July 8, 2008.

Note 6. Product Warranties

        The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 has been minimal.

Note 7. Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company incident to the operation of its business. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

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

        As of the date of adoption, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $5,021, all of which would affect the effective tax rate if released. The Company classifies the income tax liability associated with uncertain tax positions as an accrued liability. The amount of interest and penalties related to the Company's unrecognized tax benefits, as of the date of the adoption, was approximately $335, both of which are classified as a component of income tax expense. The Company files income tax returns in the U.S. as well as various state and foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for taxable years before fiscal 2003.

Note 9. Acquisition

        On June 8, 2006, the Company acquired all of the outstanding common stock of J&L America, Inc., d/b/a J&L Industrial Supply ("J&L"), a former subsidiary of Kennametal, Inc. The changes in the accrued exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs during the thirty-nine week period ended May 31, 2008 are as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at September 2, 2007	$1,522	$752	$2,274
Payments	(720)	(45)	(765)
Change in Estimates	—	(663)	(663)

Ending Balance at May 31, 2008	$802	$44	$846

        Severance costs were reduced by $663 to reflect the estimated liability at May 31, 2008. Goodwill related to the purchase of J&L America, Inc. was reduced by the same amount as a result of this adjustment.

Note 10. New Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company's unvested restricted stock is considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 10. New Accounting Pronouncements (Continued)

pursuant to the two-class method, and restate all prior periods if required. The Company is currently evaluating the impact this adoption may have on earnings per share, but does not expect it will have a material impact.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007) ("SFAS No. 141R"), Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company's accounting treatment for business combinations on a prospective basis.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

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

        MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We offer approximately 590,000 stock-keeping units ("SKUs") through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, JLIndustrial.com and use-enco.com (the "MSC Websites"). We service our customers from five customer fulfillment centers and 98 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

        Net sales, on an average daily sales basis, increased 7.7% and 8.1% for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to the same periods in fiscal 2007. The thirteen and thirty-nine week periods have one less business day than the corresponding prior year periods. We have been able to gain market share in the national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, recent and projected growth, and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. As part of our strategy to drive future sales growth, we continue to increase the number of field sales associates in existing markets, and we have opened new branches in the Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington areas, each with their own field sales force. Sales related to the new branches did not have a significant impact on our total sales for the thirty-nine week period ended May 31, 2008. We have increased the number of field sales associates to 875 at May 31, 2008, as compared to 780 at May 26, 2007. We expect that the number of field sales associates will increase to approximately 895 by the end of the fourth quarter of fiscal 2008. See discussion below describing recent weakness in economic indicators and the possible impact on our future sales growth and margins.

        Our gross profit margins are 46.0% and 46.3%, respectively, for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to 46.2% and 46.3% for the same periods in fiscal 2007. We are incurring higher product costs as a result of supplier cost increases, which have been escalating due to the inflationary environment. There has been a change in customer and product mix as our Large Account Customers, which typically generate lower margins and which also purchase more of our lower margin products, constitute a larger portion of our total sales than previously.

        Operating expenses increased as a result of the increased sales volume related expenses (primarily payroll related costs and freight expenses), offset by a decrease in medical costs for our self-insured medical plan and a lower annual bonus accrual requirement as the estimated fiscal 2008 annual bonus payout is expected to be at lower levels than in fiscal 2007. In addition, there were no integration costs related to the acquisition of J&L for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to the same periods in fiscal 2007. As a result of the leveraging of our fixed operating costs, we were able to increase operating margins for the thirteen and thirty-nine week periods ended May 31, 2008 to 18.5% and 18.1%, respectively, as compared to 17.5% and 17.3% for the same periods in fiscal 2007. We expect operating expenses to continue to increase in the fourth quarter of fiscal 2008 as we continue our program of investing in growth development programs, increasing headcount, enhancing our e-commerce capabilities and continuing other sales related initiatives involving cost increases.

        We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. Approximately 74% of our revenues (excluding the UK operations of J&L, which we refer to as "J&L UK") came from sales to the manufacturing sector during the thirty-nine weeks ended May 31, 2008. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. The ISM index trended below 50.0% over the period from February 2008 through May 2008, however the most recent ISM index reported on July 1, 2008 showed an increase to 50.2%. If readings above 50.0% continue, it would generally indicate an expansion of the manufacturing sector. However, details released with the most recent index indicate that although current production and inventories are growing, new orders, employment and supplier deliveries are contracting. This may be an indication of a deceleration in the growth of the overall economy as well as of the manufacturing sector. It is possible that the impact of rising energy prices, inflation, interest rate fluctuations, increased raw material costs and reduced availability, along with the general condition of the U.S. economy, may have an adverse effect on our sales growth and margins. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. In order to meet our customers' needs and our business goals, we will seek to continue to drive cost reductions throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Net Sales	$457,238	$431,057	6.1%	$1,331,278	$1,237,687	7.6%

        Net sales, on an average daily basis, increased 7.7% and 8.1% for the thirteen and thirty-nine week periods ended May 31, 2008, respectively, as compared to the same periods in fiscal 2007. We estimate approximately 13.0% and 17.0%, respectively, was attributable to our increase in prices on certain stock keeping units ("SKUs"), based on market conditions in accordance with our pricing strategy, approximately 63.0% and 55.0%, respectively, was attributable to the growth of our Large Account Customer programs, and the remaining net sales growth was primarily a result of an increase in sales to our new and existing core accounts.

        The primary reason for the increase in sales to existing customers during the thirteen and thirty-nine week periods ended May 31, 2008, is the success of our sales force in expanding these accounts. Our Large Account Customer programs sales initiative continued to be successful and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. The growth of the Large Account Customer programs (these customers tend to order larger amounts) is the primary reason for the increase in average order size to approximately $308 (excluding J&L UK) in the third quarter of fiscal 2008 from $294 in the third quarter of fiscal 2007. These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $123.1 million for the third quarter of fiscal 2008, representing 26.9% of consolidated net sales. As our Large Account Customer programs continue to grow, we expect to benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on Large Account Customer business. We grew our field sales force to 875 associates at May 31, 2008, an increase of approximately 12.2% from sales associates of 780 at May 26, 2007, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We expect that the number of field sales associates will increase to approximately 895 by the end of the fourth quarter of fiscal 2008.

        For fiscal 2008, in the MSC catalog, we added approximately 24,000 new SKUs and removed approximately 30,000 slower selling SKUs. In the MSC catalog to be distributed in September 2008, we estimate that we will add approximately 20,000 new SKUs and remove approximately 15,000 existing SKUs. We believe that the new SKUs will improve the overall quality of our offering and will contribute to our sales growth.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Gross Profit	$210,445	$199,305	5.6%	$616,073	$572,597	7.6%
Gross Profit Margin	46.0%	46.2%		46.3%	46.3%

        Although the gross margin for the thirty-nine week period ended May 31, 2008 was consistent with the comparable period in fiscal 2007, we did experience a decrease in gross margin during the third quarter of fiscal 2008. This is primarily a result of cost increases from vendors, and changes in customer and product mix. We initiated a sales price increase in the second quarter of fiscal 2008, in anticipation of supplier cost increases. However, our gross margin decreased in the third quarter of fiscal 2008 due to several factors including our costs escalating more than we anticipated, as a result of the inflationary environment. We are seeing a change in the mix of our customers as we continue to grow our Large Account Customer program. These customers typically have lower gross margins, as we take advantage of their increased volume. We are also seeing a change in product mix as these customers tend to purchase more of our lower margin products. As in the past, we will look to pass on our supplier cost increases to our customers. However, there can be no assurance that we can accomplish this.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Operating Expenses	$125,632	$123,896	1.4%	$374,675	$358,413	4.5%
Percentage of Net Sales	27.5%	28.7%		28.1%	29.0%

        The increase in operating expenses in dollars for the thirteen week period ended May 31, 2008 as compared to the same period in fiscal 2007, was primarily due to an increase in payroll and payroll related costs, an increase in freight expense to support increased sales, product sourcing and Internet initiatives, and increased spending on other growth development programs. These increases were offset by costs related to the J&L integration which occurred in fiscal 2007, but which did not incur in fiscal 2008. For the thirty-nine week period ended May 31, 2008, the increases in payroll and payroll related costs, and freight expense were offset by a reduction in the annual bonus expense accrual required and the absense of integration costs related to the acquisition of J&L.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales, as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. The increase is also due to product sourcing and Internet initiatives, as well as spending on growth development programs. For the thirty-nine week period ended May 31, 2008, the increase in these expenses are offset by a reduction in the annual bonus expense accrual as the estimated fiscal 2008 annual bonus payout is expected to be at lower levels than in fiscal 2007. We expect to increase the field sales force to approximately 895 by the end of our fourth quarter of fiscal 2008, which will result in increased payroll and payroll related costs.

        The reductions in the operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 31, 2008 were primarily due to the costs related to the integration of J&L in fiscal 2007 that were not incurred in the current fiscal year. Excluding J&L integration costs, the operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 26, 2007, were 28.4% and 28.6%, respectively.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Income from Operations	$84,813	$75,409	12.5%	$241,398	$214,184	12.7%
Percentage of Net Sales	18.5%	17.5%		18.1%	17.3%

        The increases in income from operations for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to the same periods in fiscal 2007, were primarily attributable to the increases in net sales offset in part by the increases in operating expenses as described above. As a percentage of net sales, the increases are primarily the result of the distribution of expenses over a larger revenue base.

Interest Expense

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Interest Expense	$(1,850)	$(3,125)	(40.8)%	$(6,773)	$(9,667)	(29.9)%

        The decreases in interest expense for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to the same period in fiscal 2007, were primarily due to lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the thirteen and thirty-nine week periods ended of May 31, 2008 were approximately $212.7 million and $195.9 million, respectively, as compared to approximately $209.5 million and $209.9 million, respectively, for the same periods in fiscal 2007.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$31,671	$27,028	17.2%	$89,458	$78,862	13.4%
Effective Tax Rate	38.13%	37.13%		38.04%	38.39%

        The effective tax rates for the thirteen and thirty-nine week periods ended May 31, 2008 were 38.13% and 38.04% compared to 37.13% and 38.39% for the comparable periods in fiscal 2007. The change in the effective tax rate for the thirteen week period is primarily attributable to the realization of benefits from the conclusion of certain tax audits in fiscal 2007 and due to an increase in state taxes in fiscal 2008.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31, 2008	May 26, 2007	Percentage Change	May 31, 2008	May 26, 2007	Percentage Change
	(Dollars in thousands)
Net Income	$51,385	$45,765	12.3%	$145,711	$126,568	15.1%
Diluted Earnings Per Share	$0.81	$0.69	17.4%	$2.23	$1.89	18.0%

        The factors which affected net income for the thirteen and thirty-nine week periods ended May 31, 2008, as compared to the same periods in fiscal 2007, have been discussed above. In addition to the increase in net income, the diluted earnings per share for the thirteen and thirty-nine week periods ended May 31, 2008 was impacted by the repurchase of shares of our Class A common stock in fiscal 2007, as well as repurchases made in the first half of fiscal 2008, which resulted in a lower weighted average number of shares outstanding at May 31, 2008.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. In fiscal 2006, we entered into a new term loan and revolving credit agreement. Proceeds from the term loan were used to fund part of the purchase price of the J&L acquisition in June 2006. In addition, on February 7, 2008, we issued a promissory note. Borrowings under the revolving credit agreement and the promissory note, along with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At May 31, 2008 total borrowings outstanding were $187.5 million, as compared to $200.7 million at May 26, 2007.

        On February 7, 2008, we issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, we were able to borrow from the lender, in the lender's sole discretion, up to $50.0 million. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at our option, at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter, we borrowed and repaid $30.0 million under the Note. The Note terminated on March 11, 2008.

        At May 31, 2008, we had term loan borrowings outstanding under our credit facility of $151.9 million. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $10.3 million in each of the next four quarters commencing in June 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at May 31, 2008 was 2.89%. On February 14, 2008, we increased the revolving commitment credit line from $75.0 million to $150.0 million, of which we had $35.0 million outstanding at May 31, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The borrowing rate in effect for the revolving loans at May 31, 2008 was 2.87%. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The revolving loan is due in thirty days from the origination date and can be renewed in thirty, sixty, ninety and one hundred eighty day increments. Under the terms of the credit facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 31, 2008, we were in compliance with the operating and financial covenants of the credit facility.

        Net cash provided by operating activities for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 was $144.4 million and $125.3 million, respectively. The increase of $19.1 million in net cash provided by operating activities resulted primarily from a reduction in the growth of inventory and higher net income, offset by a reduction in accounts payable and accrued liabilities during the thirty-nine week period ended May 31, 2008, as compared to the same period in fiscal 2007.

        Net cash used in investing activities for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 was $11.2 million and $34.2 million, respectively. The decrease is due to payments for the acquisition of J&L and higher expenditures for property, plant and equipment that occurred during the thirty-nine week period ended May 26, 2007.

        Net cash used in financing activities for the thirty-nine week periods ended May 31, 2008 and May 26, 2007 was $134.9 million and $89.0 million, respectively. The increase in net cash used in financing activities for the thirty-nine week period ended May 31, 2008 was primarily attributable to increased repurchases of shares of Class A common stock, higher quarterly cash dividends paid to shareholders, and higher repayments of notes payable under the credit facility and other notes, offset by the net proceeds from the revolving credit facility. Net cash used in financing activities for the thirty-nine week period ended May 26, 2007 was primarily attributable to the repurchases of shares of Class A common stock and the quarterly cash dividend paid to shareholders.

        We reissued approximately 52,000 shares of treasury stock during the first thirty-nine weeks of fiscal 2008 to fund the Associate Stock Purchase Plan. During the first thirty-nine weeks of fiscal 2008, we repurchased approximately 3.1 million shares of our Class A common stock for approximately $120.4 million, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. We may make future repurchases based on market conditions and other investment criteria. Subsequent to May 31, 2008, through July 8, 2008 we repurchased approximately 500,000 additional shares of our Class A common stock for approximately $22.0 million. We have adequate resources to fund such future repurchases with cash and our revolving credit facility.

        We paid dividends of $11.4 million on May 1, 2008, $11.7 million on February 5, 2008 and $11.9 million on November 15, 2007, to shareholders of record at the close of business on April 17, 2008, January 22, 2008 and November 1, 2007, respectively. On June 26, 2008, the Board of Directors declared a dividend of $0.20 per share, representing an increase of $0.02 per share in the regular quarterly dividend. The $0.20 per share dividend is payable on July 24, 2008 to shareholders of record at the close of business on July 10, 2008. The dividend will result in a payout of approximately $12.6 million, based on the number of shares outstanding at July 8, 2008.

        As a result of implementing operational enhancements and expansions in customer fulfillment centers, we may see an increase in capital expenditures during the fourth quarter of fiscal 2008. We have adequate resources to fund these plans with cash and our revolving credit facility.

Related Party Transactions

        We are affiliated with two real estate entities (together, the "Affiliates"), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliates for the first thirty-nine weeks of fiscal 2008 of approximately $1.3 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

        The current square footage of the Atlanta Customer Fulfillment Center is approximately 529,000 square feet. During the third quarter of fiscal 2008, the Company and the landlord negotiated an amendment to the existing lease, with respect to a 172,000 square foot expansion of this facility. The costs related to the expansion of the facility are approximately $5.4 million, which will be paid by the landlord. The term of the lease has been extended to the year 2030. As a result of periodic escalations, monthly payments will range from $185,500 to $217,500 over the term of the lease. All other material terms of the lease agreement remain unchanged. Based on local market terms and data compiled by an independent real estate consultant, we believe this transaction to be on arm's length terms.

Contractual Obligations

        Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at May 31, 2008. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2011.

        During the third quarter, an amendment was made to the existing lease for the Atlanta Customer Fulfillment Center, as discussed under "Related Party Transactions" above.

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

  Allowance for Doubtful Accounts

        We perform periodic credit evaluations of our customers' financial condition and collateral is generally not required. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjust it for changes in the overall aging of accounts receivable as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g., bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

  Inventory Valuation Reserve

        Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. Management evaluates the need to record adjustments to reduce inventory to net realizable value on a quarterly basis. The reserve is initially provided for based on a percentage of sales. Each quarter, items to be liquidated are specifically identified and written-down, using historical data and reasonable assumptions, to their estimated market value, if less than their cost. Inherent in the estimates of market value are management's estimates related to customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

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

  Reserve for Self-insured Group Health Plan

        We have a self-insured group health plan. We are responsible for all covered claims up to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for those claims incurred but not reported ("IBNR") is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

New Accounting Pronouncements

        See Note 10 to the accompanying financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes to our exposures to market risks since September 1, 2007. Please refer to the 2007 Annual Report on Form 10-K for a complete discussion of our exposures to market risks.

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

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        There are various claims, lawsuits, and pending actions against us incident to the operation of our business. In addition, as a government contractor, from time to time we are subject to governmental or regulatory inquiries or audits, including a current inquiry relating to pricing compliance and Trade Agreements Act compliance. A claim against us arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Report, consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 1, 2007, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

  Exhibits:

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Filed herewith.

†
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: July 10, 2008	By:	/s/ DAVID SANDLER President and Chief Executive Officer (Principal Executive Officer)
Dated: July 10, 2008	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Filed herewith.

†
Furnished herewith.

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
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX