Form 10-K
period 2008-08-30
MSC INDUSTRIAL DIRECT CO INC
filed 2008-10-28
CIK 1003078

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 29, 2008 was approximately $1,776,199,425. As of October 24, 2008, 43,855,543 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for its 2009 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

 MSC INDUSTRIAL DIRECT CO., INC.

TABLE OF CONTENTS

 PART I.

FORWARD-LOOKING STATEMENTS

        Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "will," "may," "designed to," "believe," "should," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, "Business," and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

EXPLANATORY NOTE

        The information contained in this Annual Report on Form 10-K includes the effect of the acquisition of J&L, a former subsidiary of Kennametal, Inc. The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The financial results of J&L are included in the consolidated financial results in the balance sheet as of the fiscal year ended September 1, 2007 and thereafter, and in the consolidated statements of income as of the acquisition date which was June 8, 2006.

        On September 1, 2008, we completed the brand integration of the J&L business and launched the MSC/J&L Metalworking brand. However, operating systems were integrated during the fourth quarter of fiscal 2007. As a result, certain performance measurements can only be calculated on a consolidated basis as of the fourth quarter period. Where applicable we have noted that these measurements are as of the fourth quarter. The J&L location in Wednesbury, United Kingdom ("J&L U.K.") is excluded from certain measurements, unless otherwise noted, as these measurements are not relevant to its business model. For fiscal 2008, J&L U.K. represented less than 3% of the Company's consolidated net sales.

ITEM 1.    BUSINESS.

General

        MSC Industrial Direct Co., Inc. (together with its subsidiaries, "MSC," the "Company," "we," "our," or "us"), a corporation incorporated in the State of New York in 1995, is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' metalworking and maintenance, repair and operations ("MRO") supplies.

        We offer approximately 590,000 stock-keeping units ("SKUs") through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers and brochures and the Internet, including our websites, MSCDirect.com, MSCJLMetalworking.com and Use-Enco.com (the "MSC

Websites"). Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

        Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers' MRO needs. We believe we add value to our customers' purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers' costs for their MRO supplies in the following manner:

  •
  our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;

  •
  we guarantee same-day shipping of our core business products, which enables our customers to reduce their inventory investment and carrying costs;

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

  •
  we have extensive e-commerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions such as Oracle, SAP and Infor (formerly known as Datastream); and

  •
  we offer inventory management solutions with our Customer Managed Inventory ("CMI") and Vendor Managed Inventory ("VMI") systems that can lower our customers' inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with MSCDirect.com and many third party e-procurement software solutions.

        Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration ("GSA") and the United States Postal Service ("USPS"). Our core business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $311 in fiscal 2008. We have approximately 371,000 active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC's various publications and the MSC Websites and place their orders by telephone, the Internet, the MSC Websites and direct computer link or facsimile.

        We operate primarily in the United States, with customers in all 50 States, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the United States and one is located in the U.K.) and 97 branch offices (96 branches are located within the United States and one is located in the U.K.). MSC's customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. The strategic locations of MSC's customer fulfillment centers allow for next day ground delivery via low cost ground carriers in 39 States. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day delivery is not available. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

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

        In connection with the acquisition of J&L, Kennametal, Inc., J&L and the Company entered into certain business arrangements, including: (a) a distributor agreement under which the Company and J&L have received an exclusive five-year national level distribution arrangement for Kennametal branded products (within the United States), a non-exclusive distributorship in the United States for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.; (b) a trademark license agreement which grants us an exclusive, royalty-free, right and license in perpetuity for the use of the HERTEL trademark in the United States and United Kingdom, and limited rights in Canada and other jurisdictions; (c) a private label agreement under which Kennametal manufactures and supplies to the Company certain products under the HERTEL trademark; (d) certain noncompetition arrangements; and (e) an administrative services agreement which terminated on June 30, 2007.

        On September 1, 2008, we completed the brand integration of the J&L business and launched the MSC/J&L Metalworking brand. The completion of the integration marks a very important milestone for MSC, and the result is a customer experience that brings together the best that MSC and J&L have to offer. This new brand reflects our continued commitment to both the expertise and services that the former J&L customers depended on and our continued commitment in metalworking. It also speaks to all of the added services and products that MSC offers. MSC/J&L Metalworking customers now have the option of purchasing from our complete line of products through the MSC Big Book in addition to the MSC/J&L Metalworking catalog.

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

        Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. We believe that, except in the largest industrial plants, inventories for MRO supplies generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items are also frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities' MRO supplies are "one-time purchases," resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

        Based on industry estimates, we believe that the administrative costs associated with manually placing a purchase order are approximately $100 per order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, such as those offered by premier companies such as MSC.

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

Business Strategy

        Our business strategy is to reduce our customers' total cost of procurement for obtaining and maintaining MRO supplies. The strategy includes the following key elements:

  •
  broad selection of in-stock products, offering industry brand and private branded products;

  •
  prompt response and same-day shipping;

  •
  superior, value-added customer service;

  •
  competitive pricing;

  •
  targeted direct mail marketing; and

  •
  commitment to technological innovation.

         Broad Selection of Products.    We believe that our ability to offer customers a broad spectrum of industry and private label brand name and generic MRO products and a "good-better-best" product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer's specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We offer approximately 590,000 SKUs, most of which are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers' preferred supplier of MRO products.

         Same-Day Shipping.    We guarantee same-day shipping of our in stock products. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee 99.99% of the time. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day delivery is not available. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

         Superior Customer Service.    Customer service is a key element in becoming a customer's preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC's in-bound sales representatives implement the "one call does it all" philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange technical assistance. We believe that our simple, "one call does it all" philosophy of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, e-commerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers. We also offer our customers strong technical support solutions for their many industrial needs.

         Targeted Direct Mail Marketing Strategy.    Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 590,000 items. In fiscal 2008, our master catalogs were supplemented by 120 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components, safety, material handling, electrical, hand tools and other MRO categories. We use our database of companies and contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. The use of specialty and promotional publications, which are produced in-house, has resulted in increased productivity through lower costs, increased response rates and more efficient use of advertising space. MSC's publication circulation decreased to 26.9 million in fiscal 2008 from 30.2 million in fiscal 2007. The circulation volume and number of publications decreased as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent.

         Commitment to Technological Innovation.    We take advantage of technological innovations to support growth, improve customer service and to reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC's proprietary software tracks all of the SKUs (approximately 590,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by e-commerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through e-commerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive electronic data interchange ("EDI") ordering system to support our customer based purchase order processing. We continue to invest in inventory management solutions with our VMI and CMI programs which allows for automated inventory replenishment by customers, thereby enabling the customer to lower their overall procurement costs and maintain lower inventory levels.

Growth Strategy

        Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

  •
  expanding government and national account programs;

  •
  expanding our direct sales force, increasing their productivity, and opening new branch locations;

  •
  selectively pursuing strategic acquisitions;

  •
  increasing sales from existing and generating new customers with various value-added programs;

  •
  improving our product lines, including the addition of new products and private label alternatives;

  •
  improving our direct marketing programs;

  •
  continually providing value-added solutions, including e-commerce and vendor managed inventory to reduce our customer costs;

  •
  enhancing our next day service model; and

  •
  maintaining excellent customer support service.

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

         Increasing the size and improving the productivity of our direct sales force.    We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2008, as part of our west coast expansion strategy, we opened new branches near Salt Lake City, Utah; Portland, Oregon; and Seattle, Washington. We believe that opening sales branches in the west coast is an opportunity to increase our market share, and we will continue to do so. However, we will manage the timing of sales force increases and branch openings based on economic conditions.

         Selectively pursuing strategic acquisitions.    The acquisition of J&L has played a significant role in our recent growth. We opportunistically pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

         Increasing sales from existing customers and generating new customers with various value-added programs.    In order to increase sales to existing customers and generate new customers, we offer a suite of value-added programs that reduce customers' acquisition costs for MRO supplies. Value-added programs include inventory management, electronic e-commerce, training, and workflow management tools.

         Increasing the number of product lines and productive SKUs.    We believe that continuing to increase the breadth and productivity of our product line is an effective method for increasing sales to current customers and attracting new customers. By expanding the product lines and SKUs offered within existing product categories, we seek to satisfy an increasing percentage of the supplies purchased by our customers and to attract new customers. In order to provide a diverse product line and maintain profit margins in our competitive market place, we have also sought out vendors to supply higher margin generic and private label products. In fiscal 2008, in the MSC catalog, we added approximately 24,000 SKUs and removed approximately 30,000 SKUs. In fiscal 2009, in the MSC catalog distributed in September 2008, we added approximately 20,000 new SKUs and removed approximately 15,000 SKUs. We currently have approximately 590,000 SKUs in total. We generally add SKUs based on the value we believe they will bring to our customers.

         Improving our direct marketing programs.    Through our marketing efforts we have accumulated an extensive buyer database and industry expertise within specific markets. We utilize empirical information from our marketing database to prospect for new customers and target the circulation of our master catalogs to those most likely to purchase. We supplement our master catalogs with direct mailings of specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

         E-commerce capabilities.    MSC's Websites are a proprietary business-to-business horizontal marketplace serving the industrial market, offering customers full access to all of the SKUs that we sell, and are supported by a complete service model by the respective MSC company. All orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. The MSC Websites utilize the same highly trained sales force and support services as MSC's traditional business, emphasizing MSC's values of placing customers' needs first. The MSC Websites are available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. As part of our continued effort to improve our e-commerce capabilities, we continually make enhancements to improve the customer's experience. We believe the MSC Websites are a key component of our strategy to reduce customers' transaction costs and internal requisition time. The MSC Websites also allow customers to control which members of their staff are entitled to purchase products online, how much they are entitled to spend and which members of their staff require secondary approval. The process is fully automated and integrated into our operating systems. Most orders move directly from the customers' desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites. The MSC Websites' consolidated revenue was approximately $476.5 million in fiscal 2008, representing 26.8% of consolidated net sales in fiscal 2008.

        E-procurement solution providers sell a suite of e-commerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers, including Ariba, Perfect Commerce, Oracle, SAP, and Infor (formerly known as Datastream). We continue to evaluate and expand our capabilities in these areas, as the needs of our customers grow in these areas.

         Enhancing our next day service model.    Our experience has been that sales in areas accessible by next day ground delivery are significantly greater than in areas with second day delivery. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

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

Products

        We currently offer approximately 590,000 SKUs, representing a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety, janitorial; plumbing; material handling; power transmission; and electrical supplies. We attribute a portion of our sales growth to the large number of SKUs offered, which helps our customers reduce the number of suppliers they use to meet their MRO needs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our offering of specific products from multiple manufacturers at different price and quality levels, provides our customers a "good-better-best" product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, private label, and generic products as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

        Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers' industrial supply costs.

        Including J&L U.K., we purchase substantially all of our products directly from approximately 3,000 suppliers. Kennametal, Inc., our largest supplier, accounted for approximately 7% of our total purchases in fiscal 2008. In connection with the acquisition of J&L, Kennametal, Inc., J&L and the Company entered into certain business arrangements, including a distributor agreement under which the Company and J&L have received an exclusive five-year national level distribution arrangement for Kennametal branded products (within the United States), a non-exclusive distributorship in the United States for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.

Customer Fulfillment Centers

        A significant number of our products are carried in stock. Approximately 83% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom.

Sales and Marketing

        Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $311 in fiscal 2008. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2008), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

        One focus area for our sales force is the execution of contracts with federal, state, and local governmental agencies and the procurement agencies of numerous individual States. We believe that expanding our business with governmental agencies better diversifies our customer mix. These national relationships are for MRO products and are well matched to MSC's product breadth and depth. Federal government customers include military bases, veteran's hospitals, federal correctional facilities, Army Corps of Engineers facilities, and USPS. In addition to the individual state contracts that MSC already has, or is currently pursuing, we are now pursuing a number of State cooperatives that present MSC an opportunity to leverage a single relationship over numerous States and/or agencies.

        We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supply base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using e-commerce and inventory management solutions such as mscdirect.com and VMI/CMI. By adding national accounts, we are able to diversify into new customer segments, strengthen our MRO product categories and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

        On September 1, 2008, we completed the brand integration of the J&L business and launched the MSC/J&L Metalworking brand. The completion of the integration marks a very important milestone for MSC, and the result is a customer experience that brings together the best that MSC and J&L have to offer. This new brand reflects our continued commitment to both the expertise and services that the former J&L customers depended on and our continued commitment in metalworking. It also speaks to all of the added services and products that MSC offers. MSC/J&L Metalworking customers now have the option of purchasing from our complete line of products through the MSC Big Book in addition to the MSC/J&L Metalworking catalog.

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

        We have approximately 371,000 active customers (companies which have purchased at least once during the past 12 months). Typically, a customer's industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and distribute publications corresponding to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and the MSC Websites, and place their orders by telephone, MSC Websites, e-procurement platforms or facsimile.

        We have invested significant resources in developing an extensive customer and prospect database. This database is a key component of our growth strategy. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and personal purchase histories (catalog preference, product preference, ordering method, and order value). We believe that this variety and depth of information on our customers and prospects offers us a significant competitive advantage in increasing sales to existing customers and attracting new customers.

        We rely on 909 (including J&L U.K.) in-bound sales representatives at our call centers, customer fulfillment centers and branch offices, who are responsible for substantially all customer contacts and order entries. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC's "one call does it all" philosophy is predicated on the ability of the sales representative, utilizing our information systems' comprehensive databases as a resource, to respond effectively to the customer's needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer's company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer's profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

        Our 912 (including J&L U.K.) direct sales representatives work out of the branches or call centers and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value added programs directly to the customer. These associates are the touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

        We currently operate 97 branch offices. There are 96 branch offices within the United States with locations in 40 States, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. During fiscal 2008, as part of our west coast expansion strategy, we opened new branches near Salt Lake City, Utah; Portland, Oregon; and Seattle, Washington.

Publications

        Our primary reference tool is our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which includes our complete line of products and the MSC/J&L Metalworking catalog. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

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

        The number of pieces mailed has decreased from approximately 29.6 million in fiscal 2006 to approximately 26.9 million in fiscal 2008. The circulation volume decreased as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent. The number of publications increased as a result of the J&L acquisition in 2006.

	Fiscal Years Ended
	August 26, 2006 (52 weeks)	September 1, 2007 (53 weeks)	August 30, 2008 (52 weeks)
Number of publication titles	112	126	123
Number of publications mailed	29,600,000	30,200,000	26,900,000

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

        In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language ("XML") ordering system to support our customer based purchase order processing. We have developed a Windows®-based CD-ROM electronic catalog package and provide product information and ordering capabilities on the Internet. MSC also supports a proprietary hardware and software platform in support of its VMI initiative which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. Our VMI and CMI capabilities function directly as front-end ordering systems for our E-portal based customers.

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

Associates

        As of August 30, 2008, we employed 4,261 associates, including 4,101 full-time and 160 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

The risks of economic, political, and social unrest may adversely affect our operating results; we are dependent on conditions in the United States industrial sector.

        Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company's business. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, customer credit availability, customer debt levels, oil prices, and other matters that influence the availability and cost of product, could adversely impact our business and operating results. In addition, global economic and political conditions affect our customers' businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers' financial condition and the levels of business activity of our customers and the industries we serve. This may reduce demand for our products or depress pricing of those products and have a material adverse effect on our results of operations. In addition to having an impact on general economic conditions, events such as acts of terrorism, war, or similar unforeseen events, may adversely affect our ability to service our customers and our results of operations, although the impact of such events can be difficult to quantify. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

        In addition, a substantial portion of our revenues are from sales to customers in the manufacturing sector. Accordingly, our financial results are dependent on conditions in the United States industrial sector.

We may encounter difficulties with acquisitions, which could harm our business.

        In June 2006, we completed our acquisition of J&L. In the future, we intend to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including the following:

  •
  diversion of management's attention from the normal operation of our business;

  •
  potential loss of key employees and customers of the acquired companies;

  •
  difficulties managing and integrating operations in geographically dispersed locations;

  •
  the potential for deficiencies in internal controls at acquired companies;

  •
  increases in our expenses and working capital requirements, which reduce our return on invested capital;

  •
  lack of experience operating in the geographic market or industry sector of the acquired business; and

  •
  exposure to unanticipated liabilities of acquired companies.

        To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

Changes in our customer and product mix, or adverse changes to the cost of goods we sell, could cause our gross margin percentage to fluctuate, or decrease.

        From time to time, since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customer segments. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. Although we have been successful in incrementally increasing our gross margin percentage by varying our customer and product mix over the last several years and our strategy has emphasized higher margin, lower volume orders, changes in our customer and product mix, including increased sales to our large account customer programs, could cause our gross margin percentage to fluctuate or decline from time to time in the future. In addition, we may be subject to price increases from vendors that we may not be able to pass along to our customer.

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

        Although we have recently had success in diversifying our customer base, which we believe will assist us to better managing periodic downturns in the manufacturing industry, there can be no assurance that sales to these additional customers will offset the adverse effects of other competitive trends in our industry, including those discussed above.

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

Volatility in commodity and energy prices may adversely affect operating margins.

        In times of commodity and energy price increases, we may be subject to price increases from vendors that we may be unable to pass along to our customers. Raw material costs used in our products (steel, tungsten, etc.) and energy costs may increase, which may result in increased production costs for our vendors. The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower operating margins.

As a United States government contractor, we are subject to certain laws and regulations which may increase our costs of doing business and which subject us to certain compliance requirements and potential liabilities.

        As a supplier to the United States government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers, and in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations, including a current inquiry relating to the Trade Agreements Act. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts and could harm our reputation and cause our business to suffer.

Our business is exposed to the credit risk of our customers which could adversely affect our operating results.

        We perform periodic credit evaluations of our customers' financial condition and collateral is generally not required. Receivables are generally due within 30 days. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and we provide a reserve for accounts that are potentially uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

The risk of cancellation or rescheduling of orders may cause our operating results to fluctuate.

        The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers' business needs or purchasing budgets, including changes in national and local government budgets. Additionally, although our customer base is diverse, ranging from individual machine shops to Fortune 1000 companies and large governmental agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

Work stoppages and other disruptions, including those due to extreme weather conditions, at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

        Our ability to provide same-day shipping of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

The terms of our senior credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

        We currently have revolving credit and term loan borrowings outstanding under our senior credit facility, which we entered into in connection with our acquisition of J&L. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, consummate certain mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. As of August 30, 2008, we are in compliance with the operating and financial covenants of the credit facility. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of revolving credit commitments under the facility. Our failure to repay this indebtedness when due would materially adversely affect our financial condition and results of operations.

Conditions in the capital markets could adversely affect our ability to borrow under our senior credit facility and could have a negative impact on our liquidity.

        If any financial institution that has extended credit commitments to the Company, including commitments under our revolving credit facility, is adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to the Company. Such failure could have a material and adverse impact on our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

Disruptions of our information systems could adversely affect us.

        We believe that our computer software programs are an integral part of our business and growth strategies. We depend upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to help provide superior service to our customers. Any disruption in the operation of our information systems, including widespread power outages such as those that affected the northeastern and midwest United States in August 2003, could have a material adverse effect on our business, financial condition and results of operations. Although we utilize disaster recovery techniques and procedures, such as the use of redundant information systems in our Atlanta customer fulfillment center which we believe are adequate to fulfill our needs, and we believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future, there can be no assurance that disruptions of our information systems will not occur.

Our success is dependent on certain key personnel.

        Our success depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

Opening or expanding our customer fulfillment centers expose us to risks of delays and affects our operating results.

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

Our common stock price may be volatile.

        We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2008 and fiscal 2007, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

        We have two classes of common stock. Our Class A common Stock has one vote per share and our Class B common Stock has 10 votes per share. As of October 24, 2008, the Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively own 100% of the outstanding shares of our Class B common stock and approximately 1.9% of the outstanding shares of our Class A common stock, giving them control over approximately 81.1% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company's shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1, 4)	706,000	October 1990
Elkhart, Indiana(2)	528,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(3)	79,000	June 1998

(1)
The related party lease for this facility expires on July 1, 2030.

(2)
These facilities are owned by MSC.

(3)
This facility was acquired as part of the J&L acquisition and is leased.

(4)
This facility was expanded during fiscal 2008.

        We maintain 96 branch offices within the United States located in 40 States and one location in the United Kingdom. The branches range in size from 1,000 to 55,000 square feet. The leases for these branch offices will expire at various periods between November 2008 and June 2017. The aggregate annual lease payments on these branches and the Atlanta and Wednesbury customer fulfillment centers in fiscal 2008 was approximately $9.4 million.

        We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York and maintain office space in a 50,000 square foot facility that we lease in Southfield, Michigan. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS.

        There are various claims, lawsuits, and pending actions against the Company incident to the operation of its business. In addition, as a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits, including a current inquiry relating to the Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

        On November 15, 2007, a purported shareholder derivative action, captioned Plymouth County Retirement Association v. Schroeder et. al. (the "Litigation"), was filed in the United States District Court for the Eastern District of New York (the "Court"), on the Company's behalf, against the Company as nominal defendant, the Company's Board of Directors and certain of the Company's current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys' fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. By agreement of the parties, proceedings in the Litigation are currently stayed. Based on the allegations in the complaint, the Company believes the plaintiff's claims are without merit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended August 30, 2008.

 PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        MSC's Class A common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "MSM." MSC's Class B common stock is not traded in any public market.

        The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and cash dividends per share for the period from August 27, 2006 to August 30, 2008.

	Price of Class A Common Stock
			Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 30, 2008	High	Low
First Quarter—December 1, 2007	$53.56	$39.35	$0.18
Second Quarter—March 1, 2008	44.84	35.13	0.18
Third Quarter—May 31, 2008	54.50	37.53	0.18
Fourth Quarter—August 30, 2008	53.75	42.43	0.20

	Price of Class A Common Stock
			Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended September 1, 2007	High	Low
First Quarter—November 25, 2006	$44.11	$37.44	$0.14
Second Quarter—February 24, 2007	45.50	38.54	0.14
Third Quarter—May 26, 2007	51.51	41.79	0.18
Fourth Quarter—September 1, 2007	57.33	48.47	0.18

        On July 10, 2003, the Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $0.74 and $0.64 per share for fiscal 2008 and fiscal 2007, respectively. This policy is reviewed regularly by the Board of Directors. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.20 per share for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

        On October 16, 2008, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on November 13, 2008 to shareholders of record at the close of business on October 30, 2008. The dividend of $0.20 per share will result in a quarterly payout of approximately $12.5 million, based on the number of shares outstanding at October 24, 2008.

        On October 24, 2008, the last reported sales price for MSC's Class A common stock on the NYSE was $33.35 per share.

        The approximate number of holders of record of MSC's Class A common stock as of October 24, 2008 was 623. The number of holders of record of MSC's Class B common stock as of October 24, 2008 was 21.

Purchases of Equity Securities

        The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 30, 2008:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/01/08-07/05/08	253,709	$43.28	253,709	4,245,521
07/06/08-08/02/08	1,239,864	44.97	1,239,864	3,005,657
08/03/08-08/30/08	—	—	—	3,005,657

Total	1,493,573	$44.69	1,493,573

(1)
Activity is reported on a trade date basis.

(2)
During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of August 30, 2008, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 3,005,657 shares. There is no expiration date for this program.

Equity Compensation Plan Information

        Information for our equity compensation plans in effect as of August 30, 2008 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Equity compensation plans (excluding Associate Stock Purchase Plan)	2,644,000	$30.56	1,665,000	(1)
Associate Stock Purchase Plan	—	—	109,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,644,000	$30.56	1,774,000

(1)
Represents shares available for future issuance under our 2005 Omnibus Equity Plan. Such shares may become subject to stock option grants or stock appreciation rights or may be issued directly as stock awards with such terms and conditions, performance requirements, restrictions, forfeiture provisions, contingencies and other limitations as determined by the plan administrator.

Performance Graph

        The following stock price performance graph and accompanying information is not deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, regardless of any general incorporation language in any such filing.

        The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 30, 2003 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from August 30, 2003 through August 30, 2008

	Fiscal Years Ended
	8/30/03	8/28/04	8/27/05	8/26/06	9/1/07	8/30/08
MSC Industrial Direct Co., Inc.	$100.00	$143.83	$166.83	$190.63	$260.10	$260.15
S&P Midcap 400	$100.00	$112.42	$140.32	$149.67	$174.33	$166.98
Dow Jones US Business Support Services	$100.00	$107.17	$119.74	$129.94	$152.77	$144.68

Source: Research Data Group, Inc.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 26, 2006, September 1, 2007 and August 30, 2008 and the selected consolidated balance sheet data as of September 1, 2007 and August 30, 2008 are derived from MSC's audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended August 28, 2004 and August 27, 2005 and the selected consolidated balance sheet data as of August 28, 2004, August 27, 2005 and August 26, 2006 are derived from MSC's audited consolidated financial statements not included herein. For the fiscal year ended August 26, 2006, the selected consolidated income statement data includes J&L as of June 8, 2006, which was the acquisition date, and the selected consolidated balance sheet data includes J&L as of the fiscal year ended August 26, 2006. See Note 2 to the consolidated financial statements contained herein.

	Fiscal Years Ended
	August 28 2004 (52 weeks)	August 27, 2005 (52 weeks)		August 26, 2006 (52 weeks)		September 1, 2007 (53 weeks)	August 30, 2008 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$955,282	$1,099,915		$1,317,519		$1,688,186	$1,779,841
Gross profit	430,369	504,075		613,460		780,489	822,512
Operating expenses	299,661	326,415		392,594		489,606	502,984
Income from operations	130,708	177,660		220,866		290,883	319,528
Income taxes	51,886	69,484		85,381		105,564	117,116
Net income	81,155	112,270		136,389		173,930	196,243
Net income per common share:
Basic	1.21	1.65		2.04		2.64	3.08
Diluted	1.17	1.61		2.00		2.59	3.04
Weighted average common shares outstanding:
Basic	67,056	67,934		66,827		65,800	63,743
Diluted	69,548	69,889		68,319		67,057	64,659
Cash dividends declared per common share	$0.29	$1.94	(2)	$0.54		$0.64	$0.74
Consolidated Balance Sheet Data (at period end):
Working capital	$326,376	$339,194		$374,746		$416,515	$372,075
Total assets	729,387	651,598		1,014,298		1,075,327	1,102,726
Short-term debt	142	151		7,843		33,471	134,726
Long-term debt, net of current maturities	997	830		192,986		142,200	98,473
Shareholders' equity	618,206	530,416		639,273		727,877	711,612
Selected Operating Data:(1)
Active customers	344	343		346	(3)	390	371
Approximate Number of SKUs	550	550		550	(3)	590	590
Orders entered	4,020	4,295		4,774		5,729	5,874
Number of publications mailed	28,200	28,600		29,600		30,200	26,900
Number of publication titles (not in thousands)	96	97		112		126	123

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—General."

(2)
Includes a special dividend of $1.50 per share.

(3)
Excludes J&L.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        Our goal is to become the preferred supplier of MRO supplies for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

  •
  expanding government and national account programs;

  •
  expanding our direct sales force and increasing their productivity, and opening new branch offices;

  •
  selectively pursuing strategic acquisitions;

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

  •
  enhancing our next day service model; and

  •
  maintaining excellent customer support service.

        On June 8, 2006, we acquired, through our wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L, a former subsidiary of Kennametal, Inc. On September 1, 2008, we completed the brand integration of the J&L business and launched the MSC/J&L Metalworking brand. The completion of the integration marks a very important milestone for MSC, and the result is a customer experience that brings together the best that MSC and J&L have to offer. This new brand reflects our continued commitment to both the expertise and services that the former J&L customers depended on and our continued commitment in metalworking. It also speaks to all of the added services and products that MSC offers. MSC/J&L Metalworking customers now have the option of purchasing from our complete line of products through the MSC Big Book in addition to the MSC/J&L Metalworking catalog.

        The acquisition of J&L has played a significant role in our recent growth. We opportunistically pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

        Through the first half of fiscal 2008, we continued to benefit from a strong United States economy as well as the execution of our growth strategies to increase revenues. For the year ended August 30, 2008, net sales increased 5.4% (7.5% on an average daily sales basis) over the 2007 fiscal year, and fiscal 2007 sales increased 28.1% (25.6% on an average daily sales basis) over the 2006 fiscal year. The fiscal 2008 period included 52 weeks versus 53 weeks in fiscal 2007. We have been able to expand our national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, recent growth, and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. We may continue to increase the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases and branch openings based on economic conditions. During fiscal 2008, we opened new branches near Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington areas with their own sales force as part of our west coast expansion strategy. Sales related to the new branches did not have a significant impact on our total sales for fiscal 2008. We have increased the number of total sales associates to 912 at August 30, 2008 compared to 814 at September 1, 2007.

        Gross margin remained constant in fiscal 2008 and fiscal 2007 at 46.2%. This is primarily the result of passing on most of our vendors' product price increases and independent freight carriers' surcharges and raising prices due to market conditions. The increase in net sales contributed to an increase in gross profit which resulted in another year of increased cash flows. As a result we were able to return $47.6 million to shareholders in the form of dividends and made repurchases of $187.2 million of our Class A common stock.

        Operating expenses increased 2.7% in fiscal 2008 compared to fiscal 2007. This is a result of an increase in operating expenses to support the sales growth (primarily payroll related costs and freight expenses), offset by a decrease in the annual bonus expense accrual and the absence of integration costs related to the acquisition of J&L. However, the increase in net sales and the realization of operating leverage from prior investments in our infrastructure enabled us to increase operating margins to 18.0% for fiscal 2008 as compared to 17.2% in fiscal 2007.

        During fiscal 2008, we decreased direct mail advertising levels compared to fiscal 2007 levels. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 30, 2008 was approximately 371,000. During fiscal 2008, we decreased direct mail advertising levels compared to fiscal 2007 levels. We continue to see the benefits of our more focused mailing strategy as our sales per advertising piece continues to grow.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the United States manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2008, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. The ISM index trended close to 50.0% for most of fiscal 2008 but has declined sharply to 43.5% for the month of September 2008, which is indicative of an economic slowdown in the manufacturing sector. Details released with the most recent index indicate that although exports are growing, current production, inventories, new orders, employment and supplier deliveries are contracting. The ISM index at these levels coupled with the current instability in the stock market are likely indications of a deceleration in the growth of the overall economy as well as of the manufacturing sector. We believe that the impact of volatile energy prices and raw material costs, the credit crisis, inflation, interest rate fluctuations, along with the general condition of the United States economy, are having an adverse effect on our sales growth and margins in fiscal 2009. We are uncertain as to the long term impact of this economic cycle but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to extend credit to our credit worthy customers during this credit crisis, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. To meet our customers' needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our CMI and VMI programs.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Net Sales	$1,779,841	$1,688,186	5.4%	$1,688,186	$1,317,519	28.1%

        Net sales increased 5.4% and based on average daily sales increased 7.5% for the fiscal year ended 2008. Of these amounts, we estimate approximately 15.1% of the growth for fiscal 2008 was attributable to our increase in prices on certain stock keeping units ("SKUs") based on market conditions in accordance with our pricing strategy. We estimate approximately 60.0% of the net sales growth is attributable to our Large Account Customer programs. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts.

        Net sales increased 28.1% and based on average daily sales increased 25.6% for the fiscal year ended 2007 as compared with fiscal 2006. Of this amount, we estimate approximately 11.7% of the growth for fiscal 2007 was attributable to our increase in prices on SKUs based on market conditions in accordance with our pricing strategy. J&L contributed 59.1% of the growth through the third quarter of fiscal 2007 (since the systems were integrated in the fourth quarter, separate data is only available through the third quarter). We estimate approximately 12.8% of the net sales growth for the fiscal year ended 2007 is attributable to our Large Account Customer programs and 9.1% is related to the extra week in fiscal 2007. The remaining net sales growth is primarily a result of an increase in sales to our new and existing core accounts.

        The primary reasons for the increase in sales to existing customers during fiscal 2008 and fiscal 2007 is a combination of the success of our sales force in expanding the accounts as well as the strength of the United States economy through the middle part of the fiscal 2008 year. Our Large Account Customer programs sales initiative continued to be successful throughout fiscal 2008 and fiscal 2007, and contributed strongly to our total sales growth and the diversification of our customer mix and revenue base. The growth of the Large Account Customer programs (these customers tend to order larger amounts) is the primary reason for the increase in average order size to $319 for the fourth quarter of fiscal 2008 as compared to $296, for the fourth quarter of fiscal 2007. These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact business with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $476.5 million for fiscal 2008, representing 26.8% of consolidated net sales. We expect that our Large Account Customer programs will continue to grow and that we will benefit from processing more sales through electronic transactions that carry lower operating costs than orders processed manually through our call centers and branches. These cost savings may be offset by the lower gross margins on national accounts and government business.

        We grew our field sales force to 912 associates at August 30, 2008, from 814 at September 1, 2007 and 715 at August 26, 2006, increases of approximately 12.0% and 13.8% for fiscal 2008 and fiscal 2007, respectively, as part of our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2008 is the sales team for the Salt Lake City, Utah, Portland, Oregon and Seattle, Washington, area branches that opened in fiscal 2008, as part of our west coast expansion. The J&L sales associates have been included since August 26, 2006. Sales related to the new branches did not have a significant impact on our total sales during fiscal 2008.

        We introduced approximately 24,000 new SKUs in our fiscal 2008 catalog and removed approximately 30,000 SKUs. In the fiscal 2009 MSC catalog, distributed in September 2008, we added approximately 20,000 new SKUs and removed approximately 15,000 SKUs. We believe that the new SKUs improve the overall quality of our offering.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Gross Profit	$822,512	$780,489	5.4%	$780,489	$613,460	27.2%
Gross Profit Margin	46.2%	46.2%		46.2%	46.6%

        Gross profit margin remained the same for fiscal 2008 as in fiscal 2007. The decrease in gross profit margin in fiscal 2007 to 46.2% from 46.6% in fiscal 2006 is a result of the full year impact of the lower J&L gross margins due to pricing and increases in the cost of goods purchased offset by our price increases on certain SKUs based on market conditions.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Operating Expenses	$502,984	$489,606	2.7%	$489,606	$392,594	24.7%
Percentage of Net Sales	28.3%	29.0%		29.0%	29.8%

        The dollar increase in operating expenses for fiscal 2008 as compared to fiscal 2007 was primarily due to an increase in payroll and payroll related costs, an increase in freight expense to support increased sales, product sourcing and Internet initiatives, and increased spending on other growth development programs, offset by the extra week of expenses in fiscal 2007, the absence of integration costs related to the acquisition of J&L, and a reduction in the annual bonus expense accrual in fiscal 2008.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased in fiscal 2008 compared to fiscal 2007 primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. The increase is also due to product sourcing and Internet initiatives, as well as spending on growth development programs. For fiscal 2008, the increase in these expenses are offset by the extra week in fiscal 2007 and a reduction in the annual bonus expense accrual as the fiscal 2008 annual bonus payout will be at lower levels than in fiscal 2007.

        The decrease in operating expenses as a percentage of net sales for fiscal 2008, as compared to fiscal 2007, is primarily a result of productivity gains, the allocation of fixed expenses over a larger revenue base, and the Company's cost containment initiatives.

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

        Payroll and payroll related costs increased in fiscal 2007 compared to fiscal 2006 primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount was primarily the result of the acquisition of J&L and an increase in sales associates as part of our overall growth strategy to build sales as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume.

        Medical costs per covered associate for our self-insured group health plan for fiscal 2007 were slightly lower than the fiscal 2006 levels. However, medical expenses in total did increase approximately 17.1% for fiscal 2007 largely due to an increase in participants, primarily related to the J&L acquisition.

        The decrease in operating expenses as a percentage of net sales for fiscal 2007, as compared to fiscal 2006, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base offset by the amortization of identifiable intangibles related to the J&L acquisition.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Income from Operations	$319,528	$290,883	9.8%	$290,883	$220,866	31.7%
Percentage of Net Sales	18.0%	17.2%		17.2%	16.8%

        Income from operations for fiscal 2008 was $319.5 million, an increase of $28.6 million, or 9.8% compared to fiscal 2007, and as a percentage of net sales, increased to 18.0% in fiscal 2008 from 17.2% in fiscal 2007. The dollar increase in income from operations for fiscal 2008 was primarily attributable to the increase in net sales, offset in part by the increase in operating expenses as described above. For fiscal 2008 compared to fiscal 2007, income from operations as a percentage of net sales increased due to productivity gains and the distribution of expenses over a larger revenue base.

        Income from operations for fiscal 2007 was $290.9 million, an increase of $70.0 million, or 31.7% compared to fiscal 2006, and as a percentage of net sales, increased to 17.2% in fiscal 2007 from 16.8% in fiscal 2006. The dollar increase in income from operations for fiscal 2007 was primarily attributable to the increase in net sales, a portion of which is attributable to J&L, offset in part by the increase in operating expenses as described above. For fiscal 2007 compared to fiscal 2006, income from operations as a percentage of net sales increased due to productivity gains and the distribution of expenses over a larger revenue base offset by the decrease in gross profit margin as described above.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Interest Expense	$(8,376)	$(12,598)	-33.5%	$(12,598)	$(2,926)	330.6%

        The decrease in interest expense for fiscal 2008 compared to fiscal 2007 is a result of lower average interest rates. The increase in interest expense for fiscal 2007 compared to fiscal 2006 is a result of a full year of interest expense related to the borrowings in connection with the J&L acquisition. Only one fiscal quarter of interest expense related to these borrowings was incurred in fiscal 2006 as the J&L acquisition occurred in the beginning of the fourth quarter of fiscal 2006. The outstanding borrowings were $233.2 million and $175.7 million at August 30, 2008 and September 1, 2007, respectively.

Interest Income

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Interest Income	$649	$939	-30.9%	$939	$3,559	-73.6%

        The decrease in interest income for fiscal 2007 compared to fiscal 2006, is a result of lower average cash and investment balances due to the acquisition of J&L, an increase in our quarterly dividend and the repurchases of our Class A common stock in fiscal 2007 of $75.2 million as compared to $27.2 million in fiscal 2006.

Other Income, Net

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Other Income, Net	$1,558	$270	477.0%	$270	$271	-00.4%

        The increase in other income, net for fiscal 2008 compared to fiscal 2007, is a result of a gain of $1.6 million on the sale of our 50% interest in certain commercial property to a related party.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$117,116	$105,564	10.9%	$105,564	$85,381	23.6%
Effective Tax Rate	37.4%	37.8%		37.8%	38.5%

        Our fiscal 2008 effective tax rate was 37.4% compared to 37.8% in fiscal 2007. The rate decrease is primarily attributable to a decrease in the State tax rate. We anticipate that the effective tax rate for fiscal 2009 will be approximately 38.0%.

        Our fiscal 2007 effective tax rate was 37.8% compared to 38.5% in fiscal 2006. The rate decrease is primarily attributable to lower non-cash compensation expense and a decrease in the State tax rate.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 30, 2008	September 1, 2007	Percentage Change	September 1, 2007	August 26, 2006	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$196,243	$173,930	12.8%	$173,930	$136,389	27.5%
Diluted Earnings Per Share	$3.04	$2.59	17.4%	2.59	$2.00	29.5%

        The results which affected net income and diluted earnings per share for fiscal 2008 and fiscal 2007 as compared to prior periods have been discussed above. We repurchased approximately 4.6 million and 1.8 million shares of our Class A common stock in fiscal 2008 and fiscal 2007, respectively. As a result of the stock repurchases, we were able to reduce the weighted average shares outstanding in fiscal 2008 and fiscal 2007.

Quarterly Results and Seasonality

        The following table sets forth unaudited financial data for each of MSC's last eight fiscal quarters.

	Fiscal Year Ended September 1, 2007				Fiscal Year Ended August 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$402,012	$404,618	$431,057	$450,499	$437,554	$436,486	$457,238	$448,563
Gross profit	185,691	187,601	199,305	207,892	202,570	203,058	210,445	206,439
Income from operations	69,206	69,569	75,409	76,699	77,970	78,615	84,813	78,130
Net income	40,296	40,507	45,765	47,362	46,866	47,460	51,385	50,532
Net income per share:
Basic	0.61	0.62	0.70	0.72	0.71	0.74	0.82	0.81
Diluted	0.60	0.61	0.69	0.71	0.70	0.73	0.81	0.80

        We have generally experienced slightly lower sales volumes during the summer months. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods. However, the fourth quarter of fiscal 2007 includes the effect of an extra week as which is a result of our 53 week fiscal period that occurs once every five years.

Liquidity and Capital Resources

        Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions. In the past, our primary sources of financing have been cash generated from operations. In fiscal 2006, we entered into a new term loan and revolving credit agreement. Proceeds from the term loan were used to fund part of the purchase price of the J&L acquisition in June 2006. Borrowings under the revolving credit, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At August 30, 2008, total borrowings outstanding were $233.2 million, as compared to $175.7 million at September 1, 2007. We believe that anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund operations through at least the next twelve months.

        We have a credit facility that consists of a revolving credit line commitment and term loan facility that expires on June 30, 2011. On February 14, 2008, we increased the revolving credit line commitment from $75.0 million to $150.0 million of which we had $91.0 million outstanding at August 30, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 30, 2008 was 2.86%. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

        At August 30, 2008, we had term loan borrowings outstanding under our credit facility of $141.7 million. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $10.3 million in each of the next three quarters commencing in September 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June

2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 30, 2008 was 2.99%. Under the terms of the credit facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 30, 2008, we were in compliance with the operating and financial covenants of the credit facility.

        On February 7, 2008, we issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, we were able to borrow from the lender, in the lender's sole discretion, up to $50.0 million. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at our option, at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter of fiscal 2008, we borrowed and repaid $30.0 million under the Note. The Note terminated on March 11, 2008. The primary purpose of this borrowing was to provide temporary access to funding until our revolving credit line commitment under our credit facility was extended to $150.0 million.

        Net cash provided by operating activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $218.6 million and $165.2 million, respectively. The increase of approximately $53.4 million in net cash provided from operations resulted primarily from higher net income, a decline in inventory, and a decrease in the growth of accounts receivable, offset by a decline in accounts payable and accrued liabilities. Net cash provided by operating activities for the fiscal years ended September 1, 2007 and August 26, 2006 was $165.2 million and $133.5 million, respectively. The increase of approximately $31.7 million in net cash provided from operations resulted primarily from higher net income, increased depreciation and amortization and other assets, offset by increased growth in inventory.

        Net cash used in investing activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $19.1 million and $39.2 million, respectively. The decrease of approximately $20.1 million resulted primarily from the cash paid for the J&L acquisition in fiscal 2007 and a decrease in expenditures for property, plant and equipment in fiscal 2008.

        Net cash used in investing activities for the fiscal years ended September 1, 2007 and August 26, 2006 was $39.2 million and $333.8 million, respectively. The decrease of approximately $294.6 million resulted primarily from the cash paid in connection with the acquisition of J&L in fiscal 2006, offset by the net proceeds from sales of available-for-sale investments used to fund the acquisition of J&L.

        Net cash used in financing activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $164.3 million and $126.0 million, respectively. The increase of approximately $38.3 million in net cash used in financing activities was primarily attributable to repurchases of shares of Class A common stock, the quarterly cash dividends paid to shareholders, repayments of notes payable under the credit facility and other notes, offset by the net proceeds under the revolving loan from the credit facility and promissory note.

        Net cash used in financing activities for the fiscal year ended September 1, 2007 was $126.0 million and net cash provided by financing activities for the fiscal year ended August 26, 2006 was $167.0 million. The net cash used in financing activities for fiscal 2007 was primarily attributable to increases in the repurchases of shares of Class A common stock, the quarterly cash dividends paid to shareholders, and the repayments of notes payable under the credit facility and other notes. The net cash provided by financing activities for fiscal 2006 was primarily attributable to the borrowings under the credit facility offset by the payment of cash dividends.

        The Board of Directors has established the MSC stock repurchase plan (the "Plan"), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5.0 million shares. On January 8, 2008, when the remaining shares available to be repurchased under the Plan was approximately 1.9 million shares, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7.0 million shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We repurchased approximately 4.6 million shares of our Class A common stock in the open market for $187.2 million and approximately 1.8 million shares of our Class A common stock in the open market at a cost of $75.2 million in fiscal 2008 and fiscal 2007, respectively. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 66,000 and 70,000 shares of treasury stock during fiscal 2008 and fiscal 2007, respectively, to fund our associate stock purchase plan.

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. We paid dividends to shareholders totaling $47.6 million and $42.3 million, in fiscal 2008 and fiscal 2007, respectively.

        On October 16, 2008, the Board of Directors declared a quarterly dividend of $0.20 per share payable on November 13, 2008 to shareholders of record at the close of business on October 30, 2008. The dividend of $0.20 per share will result in a quarterly payout of approximately $12.5 million, based on the number of shares outstanding at October 24, 2008.

        As a result of implementing operational enhancements and expansions in customer fulfillment centers, we may see an increase in capital expenditures during fiscal 2009. We have adequate resources to fund these plans with cash and our revolving credit facility.

Contractual Obligations

        We are affiliated with two real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). We paid rent under operating leases to the Affiliates of approximately $1.9 million for fiscal 2008, and $1.7 million for each of fiscal 2007 and 2006, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office located in Pawtucket, Rhode Island. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

        The following table summarizes our contractual obligations at August 30, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$39,180	$11,576	$16,071	$6,860	$4,673
Operating lease obligations with Affiliates(1)	52,747	2,301	4,537	4,551	41,358

Total operating leases	91,927	13,877	20,608	11,411	46,031
Long-term notes payable	233,199	134,726	98,459	14	—

Total	$325,126	$148,603	$119,067	$11,425	$46,031

(1)
Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2012.

        We believe that existing cash, together with cash generated from operations and funds available under the revolving credit facility will be sufficient to meet our projected working capital and other cash flow requirements.

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

Recently Issued Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company's unvested restricted stock is considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share pursuant to the two-class method, and restate all prior periods if required. The Company is currently evaluating the impact this adoption may have on earnings per share, but does not expect it will have a material impact.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company's accounting treatment for business combinations on a prospective basis.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning the first quarter of fiscal 2009. The Company does not believe that the adoption of SFAS 157 for financial assets and financial liabilities will have a material impact on its financial position or results of operations. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of fiscal 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have a credit facility that consists of a revolving credit line commitment and term loan facility that expires on June 30, 2011. On February 14, 2008, we increased the revolving credit line commitment from $75.0 million to $150.0 million of which we had $91.0 million outstanding at August 30, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 30, 2008 was 2.86%. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

        At August 30, 2008, we had term loan borrowings outstanding under our credit facility of $141.7 million. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of approximately $10.3 million in each of the next three quarters commencing in September 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 30, 2008 was 2.99%. Under the terms of the credit facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 30, 2008, we were in compliance with the operating and financial covenants of the credit facility.

        In addition, our interest income is most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents. Based on current debt levels, each 50 basis point change in interest rates would have a corresponding effect on our annual interest expense of approximately $1.2 million as of August 30, 2008. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the "Company") as of August 30, 2008 and September 1, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 30, 2008 and September 1, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on September 2, 2007 the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries' internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 23, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
October 23, 2008

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 30, 2008	September 1, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,843	$7,797
Accounts receivable, net of allowance for doubtful accounts of $6,002 and $7,139, respectively	216,407	204,186
Inventories	320,434	338,366
Prepaid expenses and other current assets	19,185	20,748
Deferred income taxes	23,807	18,705

Total current assets	622,676	589,802
Property, plant and equipment, net	128,931	127,608
Goodwill	272,143	272,806
Identifiable intangibles, net	62,885	70,832
Other assets	16,091	14,279

Total assets	$1,102,726	$1,075,327

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit notes	$91,000	$—
Current maturities of long-term notes payable	43,726	33,471
Accounts payable	54,511	69,579
Accrued liabilities	61,364	70,237

Total current liabilities	250,601	173,287
Long-term notes payable	98,473	142,200
Deferred income tax liabilities	42,040	31,963

Total liabilities	391,114	347,450
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 59,320,412 and 58,815,457 shares issued, 43,640,352 and 47,689,925 shares outstanding, respectively	59	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	431,330	408,996
Retained earnings	758,347	609,713
Accumulated other comprehensive (loss) income	(676)	694
Class A treasury stock, at cost, 15,680,060 and 11,125,532 shares, respectively	(477,466)	(291,603)

Total shareholders' equity	711,612	727,877

Total liabilities and shareholders' equity	$1,102,726	$1,075,327

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 30, 2008 (52 weeks)	September 1, 2007 (53 weeks)	August 26, 2006 (52 weeks)
NET SALES	$1,779,841	$1,688,186	$1,317,519
COST OF GOODS SOLD	957,329	907,697	704,059

Gross profit	822,512	780,489	613,460
OPERATING EXPENSES	502,984	489,606	392,594

Income from operations	319,528	290,883	220,866
OTHER (EXPENSE) INCOME:
Interest expense	(8,376)	(12,598)	(2,926)
Interest income	649	939	3,559
Other income, net	1,558	270	271

	(6,169)	(11,389)	904

Income before provision for income taxes	313,359	279,494	221,770
Provision for income taxes	117,116	105,564	85,381

Net income	$196,243	$173,930	$136,389

PER SHARE INFORMATION:
Net income per common share:
Basic	$3.08	$2.64	$2.04

Diluted	$3.04	$2.59	$2.00

Weighted average shares used in computing net income per common share:
Basic	63,743	65,800	66,827

Diluted	64,659	67,057	68,319

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 30, 2008, SEPTEMBER 1, 2007, AND AUGUST 26, 2006
(In thousands)

	Class A Common Stock		Class B Common Stock					Treasury Stock
							Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained Earnings			Amount at cost	Deferred Stock Compensation
	Shares	Amount	Shares	Amount				Shares			Total
BALANCE, August 27, 2005	54,281	$54	21,006	$21	$351,649	$376,251	$(82)	8,767	$(191,943)	$(5,534)	$530,416
Exchange of Class B common stock for Class A common stock	2,166	2	(2,166)	(2)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $9,270	924	1	—	—	23,967	—	—	—	—	—	23,968
Common stock issued under associate stock purchase plan	—	—	—	—	—	1,001	—	(68)	1,351	—	2,352
Reclassification of restricted stock	—	—	—	—	(5,534)	—	—	—	—	5,534	—
Grant of restricted common stock, net of cancellations	105	—	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	9,548	—	—	—	—	—	9,548
Purchase of treasury stock	—	—	—	—	—	—	—	690	(27,173)	—	(27,173)
Cash dividends paid on Class A common stock	—	—	—	—	—	(25,799)	—	—	—	—	(25,799)
Cash dividends paid on Class B common stock	—	—	—	—	—	(10,537)	—	—	—	—	(10,537)
Net income	—	—	—	—	—	136,389	—	—	—	—	136,389
Cumulative translation adjustment	—	—	—	—	—	—	27	—	—	—	27
Reclassification of unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	82	—	—	—	82

Comprehensive income											136,498

BALANCE, August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$—	$639,273
Exchange of Class B common stock for Class A common stock	450	1	(450)	(1)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $8,055	776	1	—	—	20,649	—	—	—	—	—	20,650
Common stock issued under associate stock purchase plan	—	—	—	—	544	776	—	(70)	1,386	—	2,706
Grant of restricted common stock, net of cancellation	113	—	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	8,173	—	—	—	—	—	8,173
Purchase of treasury stock	—	—	—	—	—	—	—	1,807	(75,224)	—	(75,224)
Cash dividends paid on Class A common stock	—	—	—	—	—	(30,240)	—	—	—	—	(30,240)
Cash dividends paid on Class B common stock	—	—	—	—	—	(12,058)	—	—	—	—	(12,058)
Net income	—	—	—	—	—	173,930	—	—	—	—	173,930
Cumulative translation adjustment	—	—	—	—	—	—	667	—	—	—	667

Comprehensive income											174,597

BALANCE, September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$—	$727,877
Exercise of common stock options, including income tax benefits of $3,526	385	—	—	—	10,558	—	—	—	—	—	10,558
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(66)	1,301	—	2,698
Grant of restricted common stock, net of cancellation	120	—	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	10,379	—	—	—	—	—	10,379
Purchase of treasury stock	—	—	—	—	—	—	—	4,620	(187,164)	—	(187,164)
Cash dividends paid on Class A common stock	—	—	—	—	—	(34,000)	—	—	—	—	(34,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(13,609)	—	—	—	—	(13,609)
Net income	—	—	—	—	—	196,243	—	—	—	—	196,243
Cumulative translation adjustment	—	—	—	—	—	—	(1,370)	—	—	—	(1,370)

Comprehensive income											194,873

BALANCE, August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$—	$711,612

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 30, 2008, SEPTEMBER 1, 2007 AND AUGUST 26, 2006

(In thousands)

	For The Fiscal Years Ended
	August 30, 2008 (52 weeks)	September 1, 2007 (53 weeks)	August 26, 2006 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,243	$173,930	$136,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,349	26,031	15,233
Stock-based compensation	10,379	8,173	9,548
Gain on sale of property, plant and equipment	(1,619)	—	—
Loss on disposal of property, plant and equipment	3	153	—
Gain on sale of securities	—	—	(769)
Provision for doubtful accounts	2,459	4,800	2,506
Deferred income taxes	4,975	(1,765)	(2,361)
Amortization of bond premium	—	—	170
Excess tax benefits from stock-based compensation	(3,273)	(7,689)	(8,016)
Changes in operating assets and liabilities:
Accounts receivable	(15,638)	(22,813)	(24,626)
Inventories	16,991	(39,484)	(19,172)
Prepaid expenses and other current assets	1,485	638	119
Other assets	(1,874)	2,336	78
Accounts payable and accrued liabilities	(18,925)	20,873	24,409

Total adjustments	22,312	(8,747)	(2,881)

Net cash provided by operating activities	218,555	165,183	133,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments in available-for-sale securities.	—	—	177,290
Purchases of investments in available-for-sale securities	—	—	(132,131)
Cash used in business acquisition	—	(12,734)	(356,095)
Expenditures for property, plant and equipment	(20,839)	(26,457)	(22,837)
Proceeds from sale of property, plant and equipment	1,711	—	—

Net cash used in investing activities	(19,128)	(39,191)	(333,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	—	205,000
Credit facility financing costs	—	—	(776)
Purchases of treasury stock	(187,187)	(81,534)	(20,839)
Payment of cash dividends	(47,609)	(42,298)	(36,336)
Excess tax benefits from stock-based compensation	3,273	7,689	8,016
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,698	2,706	2,352
Proceeds from exercise of Class A common stock options	7,032	12,596	14,698
Net proceeds under revolving loans from credit facility and promissory note	91,000	—	—
Repayments of notes payable under the credit facility and other notes	(33,472)	(25,158)	(5,152)

Net cash (used in) provided by financing activities	(164,265)	(125,999)	166,963

Effect of foreign exchange rate changes on cash and cash equivalents	(116)	86	—

Net increase (decrease) in cash and cash equivalents	35,046	79	(33,302)
CASH AND CASH EQUIVALENTS, beginning of year	7,797	7,718	41,020

CASH AND CASH EQUIVALENTS, end of year	$42,843	$7,797	$7,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$112,064	$102,627	$78,328

Cash paid during the year for interest	$8,113	$12,050	$2,071

See accompanying notes to consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

        MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the "Company" or "MSC") is a distributor of metalworking and maintenance, repair and operations ("MRO") supplies with headquarters in Melville, New York and Southfield, Michigan. The Company serves primarily domestic markets through its distribution network of 97 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom. The Company acquired J&L America, Inc., d/b/a J&L Industrial Supply ("J&L"), a former subsidiary of Kennametal, Inc., during the fourth quarter of fiscal 2006. The J&L systems and operations have been fully integrated into MSC, and in fiscal 2007 both of J&L's customer fulfillment centers were closed, and their volume has been absorbed into MSC's existing logistics network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company's fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal years 2008, 2007 and 2006 contain activity for 52 weeks, 53 weeks, and 52 weeks, respectively.

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

  Concentrations of Credit Risk

        The Company's mix of receivables is diverse, with approximately 371,000 active customer accounts at August 30, 2008. The Company sells its products primarily to end-users. The Company's customers are primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers' financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

        The Company maintains the majority of its cash and cash equivalents with high quality financial institutions. Deposits held with banks may exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

  Inventory Valuation

        Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market.

  Available-For-Sale Securities

        During fiscal 2006, all available-for-sale securities were sold, and a loss of approximately $82 was realized. Unrealized gains and losses on investments are included as a separate component of accumulated other comprehensive (loss) income, net of any related tax effect. The Company will recognize an impairment charge if a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

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

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accumulated amortization was $7,286 at August 30, 2008 and September 1, 2007. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on September 2, 2001, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Goodwill decreased $663 in fiscal 2008 and increased $1,154 in fiscal 2007, relating to the J&L acquisition. The Company tests goodwill for impairment as of the first day of its fiscal fourth quarter using the two-step process prescribed in SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal years 2008, 2007 and 2006.

        The components of the Company's intangible assets, which were acquired pursuant to the J&L acquisition, for the fiscal years ended August 30, 2008 and September 1, 2007 are as follows:

		For the Fiscal Years Ended
		August 30, 2008		September 1, 2007
	Weighted Average Useful Life (in years)
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	10	$50,300	$(11,317)	$50,300	$(6,287)
Contract Rights	10	23,100	(5,198)	23,100	(2,888)
Website	2.25	1,040	(1,040)	1,040	(433)
Trademark License Agreement	Indefinite	6,000	—	6,000	—

Total		$80,440	$(17,555)	$80,440	$(9,608)

        Amortization expense of the Company's intangible assets was $7,947, $7,780, and $1,828 for the fiscal years ended August 30, 2008, September 1, 2007, and August 26, 2006, respectively.

        Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2009	$7,340
2010	7,340
2011	7,340
2012	7,340
2013	7,340

  Impairment of Long-Lived Assets

        The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset's remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal 2008, 2007 and 2006.

  Deferred Catalog Costs

        The costs of producing and distributing the Company's principal catalogs are deferred ($13,927 and $12,952 at August 30, 2008 and September 1, 2007, respectively) and included in other assets in the Company's consolidated balance sheets in accordance with SOP 93-7, "Reporting on Advertising Costs." These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising receipts from vendor sponsored programs, included in operating expenses was approximately $21,369, $22,114 and $17,578 for the fiscal years ended August 30, 2008, September 1, 2007 and August 26, 2006, respectively.

        The Company, in accordance with Emerging Issue Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," records cash consideration received for advertising costs incurred to sell the vendor's products as a reduction of the Company's advertising costs and is included in operating expenses. Rebates received from vendors related to volume purchases are recorded as a reduction to the cost of inventory.

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

  Shipping and Handling Costs

        In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $80,017, $75,701, and $60,686 for the fiscal years ended August 30, 2008, September 1, 2007 and August 26, 2006, respectively.

  Self-Insurance

        The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company's stop loss policy. Group health plan expense for fiscal 2008, 2007 and 2006 was approximately $29,934, $30,185, and $25,774, respectively.

  Stock Based Compensation

        On August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R") and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Under this method, compensation expense is recognized for new grants beginning with fiscal 2006 and any unvested grants prior to the adoption of FAS 123R. The Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.

        The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2008, fiscal 2007 and fiscal 2006 were $6,251, $5,650 and $7,891, respectively. Tax benefits related to this expense for fiscal 2008, fiscal 2007 and fiscal 2006 were $1,968, $1,586 and $1,626, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company's current effective tax rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. The Company has not granted any ISO options since March 2004. Instead, the Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

        Stock-based compensation expense recognized for restricted stock awards was $4,128, $2,523 and $1,657 for the fiscal years ended August 30, 2008, September 1, 2007 and August 26, 2006, respectively.

  Related Party Transactions

        The Company is affiliated with two real estate entities (together, the "Affiliates"). The Affiliates are owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). The Company leases a distribution center located in Atlanta, Georgia from one Affiliate and leases a branch office in Pawtucket, Rhode Island from the other Affiliate. During the third quarter of fiscal 2008, the Company and the landlord negotiated an amendment to the existing lease on the Atlanta distribution center, with respect to a 172,000 square foot expansion of this facility. The landlord paid approximately $5,400 for the cost of the expansion. The term of the lease has been extended to the year 2030. As a result of periodic escalations, monthly payments will range from approximately $186 to $218 over the term of the lease. All other material terms of the lease agreement remain unchanged. Based on local market terms and data compiled by an independent real estate consultant, we believe this transaction to be on arm's length terms.

        The Company recorded a gain in the amount of $1,619 during the fiscal year ended August 30, 2008 on the sale of its 50% interest in certain commercial property. The buyer was the owner of the remaining 50% interest in the property and is an entity owned and controlled by Mitchell Jacobson and Marjorie Gershwind. See Note 11 for a discussion of leases with related parties.

  Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company's debt, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at August 30, 2008 and September 1, 2007.

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

  Comprehensive Income

        The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 30, 2008	September 1, 2007	August 26, 2006
Net income, as reported	$196,243	$173,930	$136,389
Reclassification of unrealized loss on available-for-sale securities, net of tax	—	—	82
Cumulative translation adjustment	(1,370)	667	27

Comprehensive income	$194,873	$174,597	$136,498

  Website Development Costs

        The Company complies with the provisions of EITF Issue 00-02, "Accounting for Web Site Development Costs." This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

  Income Taxes

        The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. On September 2, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. The gross amount of unrecognized tax benefits, exclusive of interest and penalties, was $5,822 as of August 30, 2008.

  Geographic Regions

        The Company's sales and assets are predominantly generated from United States locations. Sales and assets related to the U.K. branch are not significant to the Company's total operations, and for fiscal 2008, J&L U.K. represented less than 3% of the Company's consolidated net sales. Net sales for J&L U.K. were $45,070 in fiscal 2008 and $36,725 in fiscal 2007.

  Segment Reporting

        The Company's results of operations are reviewed by the Chief Executive Officer and the Chief Financial Officer on a consolidated basis and the Company operates in only one segment.

  Recently Issued Accounting Pronouncements

        In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company's unvested restricted stock is considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share pursuant to the two-class method, and restate all prior periods if required. The Company is currently evaluating the impact this adoption may have on earnings per share, but does not expect it will have a material impact.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company's accounting treatment for business combinations on a prospective basis.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning the first quarter of fiscal 2009. The Company does not believe that the adoption of SFAS 157 for financial assets and financial liabilities will have a material impact on its financial position or results of operations. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of fiscal 2010.

  Reclassifications

        Certain prior year balances in the Consolidated Statements of Shareholders' Equity have been reclassified in order to conform to current year presentation. The Company combined amortization of restricted stock with share based payment expense and expanded cash dividends paid on common stock into separate lines for Class A and Class B common stock.

3. ACQUISITION

        On June 8, 2006, the Company acquired, through its wholly owned subsidiary, MSC Acquisition Corp. VI, all of the outstanding common stock of J&L. J&L provided metalworking consumables, related products and related technical and supply chain-related productivity services to small and medium-sized manufacturers in the United States and the United Kingdom. J&L also distributed a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The Company acquired J&L in an effort to capitalize on a highly synergistic opportunity which would create significant cross-selling opportunities across the customer bases of both companies and generate cost reduction opportunities. In addition, the acquisition provided the Company with increased purchasing power in all areas of the business. The purchase price for the acquisition was approximately $368,829, which included post-closing purchase price adjustments and other acquisition related fees. The post-closing purchase price allocation was as follows:

Total current assets	$87,764
Intangible assets	80,440
Goodwill	209,602
Property, plant and equipment, net	7,642
Other assets	2,171
Total liabilities	(18,790)

Total purchase price	$368,829

        The acquisition of J&L was accounted for under the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" (the "Purchase Method") and accordingly, the acquired assets and liabilities were recorded at fair values. The total purchase price for the acquisition was funded by borrowings under the Company's unsecured credit facility, which was entered into simultaneously with the acquisition, and the remaining amount was funded from available cash reserves and the liquidation of investments in available-for-sale securities. In fiscal 2007, the purchase price allocation was adjusted to reflect final calculations.

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

        The following provides a reconciliation of information used in calculating the net income per common share amounts for the fiscal years ended August 30, 2008, September 1, 2007 and August 26, 2006, respectively:

	For the Fiscal Years Ended
	August 30, 2008	September 1, 2007	August 26, 2006
Numerator:
Net income	$196,243	$173,930	$136,389
Denominator:
Weighted average shares outstanding	63,743	65,800	66,827
Effect of dilutive associate stock options	916	1,257	1,492

Adjusted weighted average shares outstanding for diluted earnings per share	64,659	67,057	68,319
Net income per common share:
Basic	$3.08	$2.64	$2.04

Diluted	$3.04	$2.59	$2.00

5. PROPERTY, PLANT AND EQUIPMENT

        The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 30, 2008	September 1, 2007
Land	—	$11,563	$11,600
Building and improvements	40	78,704	78,217
Leasehold improvements	The lesser of lease term or 31.5	3,452	2,591
Furniture, fixtures and equipment	3-15	92,407	82,404
Automobiles	5	359	359
Computer systems, equipment and software	3-5	94,973	86,671

		281,458	261,842
Less: accumulated depreciation and amortization		152,527	134,234

Total		$128,931	$127,608

        The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $1,142 and $1,184 at August 30, 2008 and September 1, 2007, respectively.

        Depreciation expense was $19,329, $18,080 and $13,360 for the fiscal years ended August 30, 2008, September 1, 2007, and August 26, 2006, respectively.

 6. INCOME TAXES

        The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 30, 2008	September 1, 2007	August 26, 2006
Current:
Federal	$98,820	$92,908	$69,294
State and local	13,321	14,421	13,726

	112,141	107,329	83,020

Deferred:
Federal	4,598	(1,601)	2,090
State and local	377	(164)	271

	4,975	(1,765)	2,361

Total	$117,116	$105,564	$85,381

        Significant components of deferred tax assets and liabilities are as follows:

	August 30, 2008	September 1, 2007
Current and non-current deferred tax liabilities:
Depreciation	$(24,826)	$(20,496)
Deferred catalog costs	(3,696)	(3,429)
Goodwill	(13,518)	(8,038)

	(42,040)	(31,963)

Current and non-current deferred tax assets:
Accounts receivable	1,606	2,029
Inventory	5,324	4,988
Deferred compensation	1,717	712
Stock based compensation	6,806	4,608
Intangible amortization	2,106	1,322
Other	6,248	5,046

	23,807	18,705

Net Deferred Tax Liabilities	$(18,233)	$(13,258)

        Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

	For the Fiscal Years Ended
	August 30, 2008	September 1, 2007	August 26, 2006
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.9	3.6	4.4
Other, net	(0.5)	(0.8)	(0.9)

Effective income tax rate	37.4%	37.8%	38.5%

        On September 2, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $5,021.

        The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2008 were as follows:

Balance as of September 2, 2007	$5,021
Additions for tax positions relating to current year	1,722
Additions for tax positions relating to prior years	629
Reductions for tax positions relating to prior years	(599)
Settlements	(400)
Lapse of statute of limitations	(551)

Balance as of August 30, 2008	$5,822

        With limited exceptions, the Company is no longer subject to Federal income tax examinations through 2005 and State jurisdictions through fiscal 2004. Currently, the Company is under Federal examination for fiscal 2006.

        The Company recognizes interest expense and penalties in the provision for income taxes. The current year provision includes interest and penalties of $73. The Company had $408 for interest and penalties accrued as of August 30, 2008.

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	August 30, 2008	September 1, 2007
Accrued payroll, bonus and fringe	$32,390	$38,921
Accrued advertising	5,220	4,798
Accrued sales, property and income taxes	7,461	11,338
Accrued other(1)	16,293	15,180

Total accrued liabilities	$61,364	$70,237

    (1)
    This amount includes exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs for the fiscal years ended August 30, 2008 and September 1, 2007 as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at September 1, 2007	$1,522	$752	$2,274
Change in estimates/settlements	—	(663)	(663)
Payments	(1,020)	(79)	(1,099)

Ending Balance at August 30, 2008	$502	$10	$512

	Exit Costs	Severance Costs	Total
Beginning Balance at August 26, 2006	$2,900	$1,279	$4,179
Change in estimates/settlements	(1,378)	256	(1,122)
Payments	—	(783)	(783)

Ending Balance at September 1, 2007	$1,522	$752	$2,274

        The change in estimates is the result of additional information related to the final determination of fair value of the underlying assets or liabilities.

8. LONG-TERM NOTES PAYABLE

        Long-term notes payable consist of the following:

	August 30, 2008	September 1, 2007
Revolving credit agreement(1)	$91,000	$—
Credit facility(1)	141,688	175,000
Term notes payable(2)	511	671

	233,199	175,671
Less: current maturities	134,726	33,471

	$98,473	$142,200

    (1)
    The Company has a credit facility that consists of a revolving credit line commitment and term loan facility which expires on June 30, 2011. On February 14, 2008, the Company increased the revolving credit line commitment from $75,000 to $150,000, of which the Company had $91,000 outstanding at August 30, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 30, 2008 was 2.86%. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

    At August 30, 2008, the Company had term loan borrowings outstanding under our credit facility of $141,688. Principal payments on the term loan began in June 2007. The remaining payments consist of quarterly installments of $10,250 in each of the next three quarters commencing in September 2008, $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010 and a final payment of $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the credit facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 30, 2008 was 2.99%. Under the terms of the credit facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 30, 2008, the Company was in compliance with the operating and financial covenants of the credit facility.

    On February 7, 2008, the Company issued a Promissory Note (the "Note"), effective as of January 17, 2008. Pursuant to the Note, the Company was able to borrow from the lender, in the lender's sole discretion, up to $50,000. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at the Company's option, at (a) the prime rate as publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter, the Company borrowed and repaid $30,000 under the Note. The Note terminated on March 11, 2008. The primary purpose of this borrowing was to provide temporary access to funding until our revolving credit line commitment under our credit facility was extended to $150,000.

    (2)
    The term notes payable consist of notes payable to the Pennsylvania Industrial Development Authority which are secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located. This note bears interest at 3% per annum payable in monthly installments of approximately $15 (including principal and interest) through September 2011.

        Maturities of notes payable are as follows:

Fiscal Year
2009	134,726
2010	59,109
2011	39,350
2012	14

$233,199

9. CAPITAL STOCK AND DIVIDENDS

  Treasury Stock Purchases

        During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the "Plan"), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000 shares. In June 2005 and January 2008, the Board of Directors reaffirmed and replenished the Plan. As of August 30, 2008, the maximum number of shares that may yet be repurchased under the Plan was 3,006 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2008 and fiscal 2007, the Company repurchased 4,620 shares and 1,807 shares, respectively, of its Class A common stock for $187,164 and $75,224, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

        The Company reissued approximately 66 and 70 shares of treasury stock during fiscal 2008 and fiscal 2007, respectively, to fund the Associate Stock Purchase Plan (Note 10).

  Common Stock

        Each holder of the Company's Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no redemption or sinking fund provisions with respect to such stock.

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

  Preferred Stock

        The Company has authorized 5,000 shares of preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the

Company's Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 30, 2008, there were no shares of preferred stock issued or outstanding.

  Cash Dividend

        On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

        On October 16, 2008, the Board of Directors declared a quarterly dividend of $0.20 per share payable on November 13, 2008 to shareholders of record at the close of business on October 30, 2008. The dividend of $0.20 per share will result in a quarterly payout of approximately $12,449, based on the number of shares outstanding at October 24, 2008.

10. ASSOCIATE BENEFIT PLANS

  Stock Compensation Plans

  2005 Omnibus Equity Plan

        The Company's 2005 Omnibus Equity Plan covers 3,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not covered by previous grants made under the previous plans, for an aggregate of approximately 500 fewer shares than were covered under the previous plans. Existing awards under the previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

  Stock Options

        A summary of the status of the Company's stock options at August 30, 2008, September 1, 2007 and August 26, 2006 and changes during the years then ended is presented in the table and narrative below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	2,574	$25.57	2,931	$20.57	3,625	$17.80
Granted	502	47.68	459	42.62	395	37.76
Exercised	(385)	18.28	(776)	16.24	(926)	15.91
Cancelled/forfeited	(47)	40.32	(40)	34.80	(163)	27.16

Outstanding—end of year	2,644	30.56	2,574	25.57	2,931	20.57

Exercisable—end of year	1,523	22.29	1,529	18.29	1,719	15.92

Weighted average fair value of options granted	$13.18		$14.09		$10.52

        The total intrinsic value of options exercised during the fiscal year ended August 30, 2008, September 1, 2007 and August 26, 2006 was $10,739, $26,092, and $26,347, respectively. As of August 30, 2008, the total intrinsic value of options exercisable was $43,625, and the total intrinsic value of options outstanding was $53,858. The unrecognized share-based compensation cost related to stock option expense at August 30, 2008 was $9,081 and will be recognized over a weighted average of 2.52 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected life (years)	4.8	4.8	4.7
Risk-free interest rate	4.1%	4.7%	3.1%
Volatility	28.5%	33.2%	30.2%
Dividend yield	1.40%	1.20%	1.20%

        The following table summarizes information about stock options outstanding at August 30, 2008:

Range of Exercise Prices	Number of Options Outstanding at August 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.75-$11.63	89	1.1	$7.78	89	1.1	$7.78
11.64-17.46	715	2.8	14.38	715	2.8	14.38
17.47-26.21	343	5.0	23.11	242	5.0	22.98
26.22-39.33	602	3.9	35.19	356	3.8	34.48
39.34-48.21	895	5.6	45.50	121	5.0	42.44

	2,644	4.2	$30.56	1,523	3.5	$22.29

  Restricted Stock (Unvested Stock)

        A summary of the activity of restricted stock under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the fiscal year ended August 30, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on September 1, 2007	390	$40.49
Granted	146	47.61
Vested	(64)	33.20
Forfeited/Canceled	(26)	31.98

Outstanding on August 30, 2008	446	$44.36

        The fair value of shares vested during the fiscal year ended August 30, 2008 and September 1, 2007 was $2,540 and $782, respectively.

        The unrecognized compensation cost related to the unvested restricted shares at August 30, 2008 is $12,260 and will be recognized over a weighted-average period of 3.17 years.

  Stock Purchase Plan

        The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company's Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. As of August 30, 2008, approximately 109 shares remain reserved for issuance under this plan. Associates purchased approximately 66 and 70 shares of common stock during fiscal 2008 and 2007 at an average per share price of $40.82 and $38.40, respectively.

  Savings Plan

        The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2008, 2007, and 2006, the Company contributed $3,819, $3,102 and $2,092, respectively, to the plan. The Company contributions are discretionary.

11. COMMITMENTS AND CONTINGENCIES

  Leases

        Certain of the operations of the Company are conducted on leased premises, two of which are leased from entities affiliated with Mitchell Jacobson, the Company's Chairman, and Marjorie Gershwind, Mr. Jacobson's sister. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2012. At August 30, 2008, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2009	$13,877	$2,301
2010	11,468	2,298
2011	9,140	2,239
2012	6,449	2,258
2013	4,962	2,293
Thereafter	46,031	41,358

Total	$91,927	$52,747

        Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2008, 2007 and 2006 was approximately $9,386, $9,712 and $6,495, respectively, including approximately $1,885, $1,748 and $1,734, respectively, paid to related parties. The increase in the operating lease expense for fiscal 2007 is primarily due to the branches and customer fulfillment centers acquired as part of the J&L acquisition in fiscal 2006.

        The Company sold its 50% interest in a property that was owned with an affiliated real estate entity during fiscal 2008 to that affiliated real estate entity. The affiliated real estate entity is owned primarily by two of the Company's principal shareholders, Mitchell Jacobson, the Company's Chairman, and his sister Marjorie Gershwind. The premises were leased to a third party. The Company's portion of the total rental income for this lease for fiscal 2008, 2007, and 2006 was approximately $146, $141, and $137, respectively.

        In the opinion of the Company's management, the leases with related parties are on terms which approximate fair market value.

12. LEGAL PROCEEDINGS

        There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses in the ordinary course. In addition, as a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including a current inquiry relating to the Trade Agreements Act compliance. A claim against the Company arising from this inquiry has not been made and the amount of potential liability, if any, is not estimable at this time. However, in the opinion of management, the ultimate resolution of all such claims, lawsuits, pending actions and inquiries will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        On November 15, 2007, a purported shareholder derivative action, captioned Plymouth County Retirement Association v. Schroeder et. al. (the "Litigation"), was filed in the United States District Court for the Eastern District of New York (the "Court"), on the Company's behalf, against the Company as nominal defendant, the Company's Board of Directors and certain of the Company's current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys' fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. By agreement of the parties, proceedings in the Litigation are currently stayed. Based on the allegations in the complaint, the Company believes the plaintiff's claims are without merit.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of August 30, 2008, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of August 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 30, 2008.

Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of August 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended August 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited MSC Industrial Direct Co., Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 30, 2008 and September 1, 2007 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 2008 of the Company and our report dated October 23, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
October 23, 2008

ITEM 9B.    OTHER INFORMATION.

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information called for by Item 10 is set forth under the headings "Election of Directors" and "Corporate Governance" in the Company's Proxy Statement for the annual meeting of shareholders to be held in January 2009, or the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information called for by Item 11 is set forth under the headings "Executive Compensation", "Corporate Governance—Compensation Committee" and "Compensation Committee Report" in the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information called for by Item 12 is set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2008 Proxy Statement, which is incorporated herein by this reference. See also the information under the heading "Equity Compensation Plan Information" in Part II, Item 5 of this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Person Transactions" and "Corporate Governance" in the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information called for by Item 14 is set forth under the heading "Ratification of Appointment of Independent Auditors" in the 2008 Proxy Statement, which is incorporated herein by this reference.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)(1) Index to Financial Statements

        Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 38 herein.

        (a)(2) Financial Statement Schedules

        For the three fiscal years ended August 30, 2008.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

        (a)(3) Exhibits

        Exhibits are filed with this report or incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC.
By:	/s/ DAVID SANDLER David Sandler President and Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 28, 2008
/s/ DAVID SANDLER David Sandler	President, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2008
/s/ CHARLES BOEHLKE Charles Boehlke	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2008
/s/ ROGER FRADIN Roger Fradin	Director	October 28, 2008
/s/ DENIS KELLY Denis Kelly	Director	October 28, 2008
/s/ PHILIP PELLER Philip Peller	Director	October 28, 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

        We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 30, 2008 and September 1, 2007 and for each of the three years in the period ended August 30, 2008 and have issued our report thereon dated October 23, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Melville, New York
October 23, 2008

S-1

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 26, 2006
Allowance for doubtful accounts(1)	$2,547	$2,506	$1,482	(3)	$1,621	(2)	$4,914

Valuation allowance on deferred tax assets	$3,386	$—	$—		$269		$3,117

Deducted from asset accounts:
For the fiscal year ended September 1, 2007
Allowance for doubtful accounts(1)	$4,914	$4,800	$—		$2,575	(2)	$7,139

Valuation allowance on deferred tax assets	$3,117	$—	$—		$3,117	(4)	$—

Deducted from asset accounts:
For the fiscal year ended August 30, 2008
Allowance for doubtful accounts(1)	$7,139	$2,459	$—		$3,596	(2)	$6,002

(1)
Included in accounts receivable.

(2)
Comprised of uncollected accounts charged against the allowance.

(3)
Amount related to the acquisition of J&L.

(4)
Reclassification of valuation allowance.

S-2

 EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2006).
*3.01	Certificate of Incorporation of Registrant.
3.02	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on September 18, 2007).
*4.01	Specimen Class A Common Stock Certificate.
10.01
Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.02
Amendment No. 1 to the Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.03
Amendment No. 2 to the Registrant's 1995 Restricted Stock Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).†
*10.04	Registrant's 1995 Stock Option Plan.†
10.05
Amendment No. 1 to the Registrant's 1995 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.06
Amendment No. 2 to the Registrant's 1995 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.07
Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).†
10.08
Amendment No. 1 to the Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).†
10.09
Amendment No. 2 to the Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).†
10.10
Amendment No. 3 to the Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.11
Amendment No. 4 to the Registrant's 1998 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†

Exhibit No.	Description
10.12	Registrant's 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).†
10.13
Amendment No. 1 to the Registrant's 2001 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.14
Amendment No. 2 to the Registrant's 2001 Stock Option Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.15
Registrant's Associate Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).†
10.16
Amendment No. 1 to the Registrant's Associate Stock Purchase Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.17
Amendment No. 2 to the Registrant's Associate Stock Purchase Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).†
10.18
Amendment No. 3 to the Registrant's Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2006, filed November 9, 2006).†
10.19
Employment Agreement, dated as of June 19, 2000, between the Registrant and Charles Boehlke (incorporated by reference to Exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000, filed on November 14, 2000).†
10.20
Agreement, dated as of January 8, 1999, between the Registrant and James Schroeder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).†
10.21
Agreement, dated as of January 8, 1999, between the Registrant and David Sandler (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on November 19, 1999).†
10.22	Summary of MSC Industrial Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 117514), as amended).†
10.23	2005 Omnibus Equity Plan (incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 3, 2006 filed with the Commission on December 2, 2005).†
10.24
Amended and Restated Agreement by and between the Registrant and David Sandler, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†

Exhibit No.	Description
10.25	Amended and Restated Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.26
Amended and Restated Agreement by and between the Registrant and James Schroeder, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.27
Amended and Restated Agreement by and between the Registrant and Shelley Boxer, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.28
Amended and Restated Agreement by and between the Registrant and Thomas Eccleston, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.29
Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.30
Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.31
Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.32
Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.33
Credit Agreement among the Registrant, as Borrower, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank as co-documentation agents, Citibank, N.A., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 13, 2006).
10.34
Severance Agreement, dated as of March 16, 2006, by and between Ross Anker and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 6, 2006).†
10.35
Employment Agreement, dated as of March 14, 2006, between J&L America, Inc. (DBA J&L Industrial Supply) and Michael Wessner (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 6, 2006).†
10.36
Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed with the Commission on October 31, 2007).†

Exhibit No.	Description
10.37	Agreement to Terminate Split-Dollar Agreements, dated October 18, 2007, by and among Sid Tool Co., Inc., Mitchell Jacobson and Erik Gershwind as trustee of the Mitchell Jacobson 1994 Insurance Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 23, 2007).†
10.37
Agreement to Terminate Split-Dollar Agreement, dated October 18, 2007, by and among Sid Tool Co., Inc., Mitchell Jacobson and Kathy Howard Jacobson and Erik Gershwind as trustees of the Mitchell Jacobson 1991 Insurance Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 23, 2007).†
10.38
Promissory Note, dated as of January 17, 2008, by the Registrant, as borrower, to the order of JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2008).
10.39
First Amendment, dated as of February 14, 2008, to the Credit Agreement, dated as of June 8, 2006, among the Registrant, as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank, as co-documentation agents and Citibank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2008).
10.40
Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.41
First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.42
Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.43
Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.44
Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.45
Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.46
Contract of Sale, dated as of August 28, 2008, between Esco Management Corp. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 3, 2008).

Exhibit No.	Description
10.47	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008.**
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.

**
Filed herewith.

†
Management contract, compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
MSC INDUSTRIAL DIRECT CO., INC. TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS.
  ITEM 1A. Risk Factors
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Cumulative Total Stockholder Return for the Period from August 30, 2003 through August 30, 2008
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except net income per share data)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED AUGUST 30, 2008, SEPTEMBER 1, 2007 AND AUGUST 26, 2006 (In thousands)
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts and shares in thousands, except per share data)
  5. PROPERTY, PLANT AND EQUIPMENT
  6. INCOME TAXES
  7. ACCRUED LIABILITIES
  8. LONG-TERM NOTES PAYABLE
  9. CAPITAL STOCK AND DIVIDENDS
  10. ASSOCIATE BENEFIT PLANS
  11. COMMITMENTS AND CONTINGENCIES
  12. LEGAL PROCEEDINGS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION.
PART III.
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV.
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Report of Independent Registered Public Accounting Firm
MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)
EXHIBIT INDEX