Form 10-Q
period 2008-11-29
MSC INDUSTRIAL DIRECT CO INC
filed 2009-01-08
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2008
OR
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

        As of January 6, 2009, 43,872,904 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

 SAFE HARBOR STATEMENT

        This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words "believes," "anticipates," "thinks," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, "Risk Factors" of this Report, and in Part I, Item 1A, "Risk Factors" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended August 30, 2008. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

  •
  current economic, political, and social unrest;

  •
  general economic conditions in the markets in which the Company operates;

  •
  competition;

  •
  industry consolidation;

  •
  changing customer and product mixes;

  •
  volatility in commodity and energy prices;

  •
  the outcome of potential government or regulatory proceedings or future litigation;

  •
  credit risk of our customers;

  •
  risk of cancellation or rescheduling of orders;

  •
  work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;

  •
  financial restrictions on outstanding borrowings;

  •
  retention of key personnel;

  •
  changing market conditions; and

  •
  dependence on our information systems.

 MSC INDUSTRIAL DIRECT CO., INC.
INDEX

 PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 29, 2008	August 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,259	$42,843
Accounts receivable, net of allowance for doubtful accounts of $6,535 and $6,002, respectively	201,564	216,407
Inventories	324,705	320,434
Prepaid expenses and other current assets	16,226	19,185
Deferred income taxes	24,816	23,807

Total current assets	658,570	622,676

Property, plant and equipment, net	130,305	128,931
Goodwill	272,143	272,143
Identifiable intangibles, net	61,050	62,885
Other assets	13,373	16,091

Total assets	$1,135,441	$1,102,726

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit notes	$95,000	$91,000
Current maturities of long-term notes payable	46,289	43,726
Accounts payable	54,717	54,511
Accrued liabilities	63,532	61,364

Total current liabilities	259,538	250,601
Long-term notes payable	85,618	98,473
Deferred income tax liabilities	44,083	42,040

Total liabilities	389,239	391,114

Commitments and Contingencies
Shareholders' Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 59,545,232 and 59,320,412 shares issued, and 43,883,060 and 43,640,352 shares outstanding, respectively	60	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding	18	18
Additional paid-in capital	435,103	431,330
Retained earnings	790,994	758,347
Accumulated other comprehensive loss	(2,810)	(676)
Class A treasury stock, at cost, 15,662,172 and 15,680,060 shares, respectively	(477,163)	(477,466)

Total shareholders' equity	746,202	711,612

Total liabilities and shareholders' equity	$1,135,441	$1,102,726

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007
Net sales	$433,022	$437,554
Cost of goods sold	228,948	234,984

Gross profit	204,074	202,570
Operating expenses	129,646	124,600

Income from operations	74,428	77,970

Other (Expense) Income:
Interest expense	(1,894)	(2,464)
Interest income	312	239
Other income, net	5	41

Total other expense	(1,577)	(2,184)

Income before provision for income taxes	72,851	75,786
Provision for income taxes	27,756	28,920

Net income	$45,095	$46,866

Per Share Information:
Net income per common share:
Basic	$0.73	$0.71

Diluted	$0.72	$0.70

Weighted average shares used in computing net income per common share:
Basic	61,613	65,617

Diluted	62,494	66,704

Cash dividend declared per common share	$0.20	$0.18

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statement of Shareholders' Equity
Thirteen Weeks Ended November 29, 2008
(In thousands)
(Unaudited)

								Class A Treasury Stock
	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Retained Earnings			Amount at Cost
	Shares	Amount	Shares	Amount				Shares		Total
Balance at August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$711,612
Exercise of common stock options, including income tax benefits of $210	36	1	—	—	782	—	—	—	—	783
Common stock issued under associate stock purchase plan	—	—	—	—	245	—	—	(19)	383	628
Grant of restricted common stock, net of cancellations	189	—	—	—	—	—	—	—	—	—
Stock-based payment expense	—	—	—	—	2,746	—	—	—	—	2,746
Purchase of treasury stock	—	—	—	—	—	—	—	1	(80)	(80)
Cash dividends paid on Class A common stock	—	—	—	—	—	(8,770)	—	—	—	(8,770)
Cash dividends paid on Class B common stock	—	—	—	—	—	(3,678)	—	—	—	(3,678)
Cumulative translation adjustment	—	—	—	—	—	—	(2,134)	—	—	(2,134)
Net income	—	—	—	—	—	45,095	—	—	—	45,095

Comprehensive income										42,961

Balance at November 29, 2008	59,545	$60	18,390	$18	$435,103	$790,994	$(2,810)	15,662	$(477,163)	$746,202

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007
Cash Flows from Operating Activities:
Net income	$45,095	$46,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,691	6,731
Stock-based compensation	2,746	2,669
Provision for doubtful accounts	1,446	839
Deferred income taxes	1,034	(1,821)
Excess tax benefits from stock-based compensation	(210)	(410)
Changes in operating assets and liabilities:
Accounts receivable	12,085	(7,293)
Inventories	(5,553)	(19,390)
Prepaid expenses and other current assets	2,842	(1,452)
Other assets	2,634	1,749
Accounts payable and accrued liabilities	3,555	3,484

Total adjustments	27,270	(14,894)

Net cash provided by operating activities	72,365	31,972

Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(6,798)	(2,552)
Proceeds from sale of property, plant and equipment	448	—

Net cash used in investing activities	(6,350)	(2,552)

Cash Flows from Financing Activities:
Purchases of treasury stock	(80)	(24,430)
Payment of cash dividends	(12,448)	(11,914)
Excess tax benefits from stock-based compensation	210	410
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	628	534
Proceeds from exercise of Class A common stock options	573	977
Net proceeds under revolving loans from credit facility	4,000	10,000
Repayments of notes payable under the credit facility and other notes	(10,292)	(7,726)

Net cash used in financing activities	(17,409)	(32,149)

Effect of foreign exchange rate changes on cash and cash equivalents	(190)	25

Net increase (decrease) in cash and cash equivalents	48,416	(2,704)
Cash and cash equivalents—beginning of period	42,843	7,797

Cash and cash equivalents—end of period	$91,259	$5,093

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,140	$2,918

Cash paid for interest	$1,870	$2,746

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

        The accompanying condensed consolidated financial statements include MSC Industrial Direct Co., Inc. ("MSC") and all of its subsidiaries (hereinafter referred to collectively as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirteen weeks of fiscal 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

        The Company's fiscal year ends on a Saturday close to August 31 of each year.

        The following provides a reconciliation of information used in calculating the net income per common share amounts:

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007
Numerator:
Net income	$45,095	$46,866
Denominator:
Weighted average shares outstanding	61,613	65,617
Effect of dilutive associate stock options and awards	881	1,087

Adjusted weighted average shares outstanding for diluted earnings per share	62,494	66,704
Net income per common share:
Basic	$0.73	$0.71

Diluted	$0.72	$0.70

Note 2. Associate Benefit Plans

  Stock-Based Compensation

        The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as amended ("FAS 123R"). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,558 and $1,791 for the thirteen week periods ended November 29, 2008 and December 1, 2007, respectively. Tax benefits related to this expense for the thirteen week periods ended November 29, 2008 and December 1, 2007 were $530 and $570, respectively. The tax benefit recorded for the stock-based compensation expense is at a lower rate than the Company's current effective tax

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Associate Benefit Plans (Continued)

rate because a portion of the options are Incentive Stock Options ("ISO"). In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. All options granted after March 30, 2004 have been Non-Qualified Stock Options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007
Expected life (in years)	4.8	4.8
Risk-free interest rate	2.72%	4.07%
Expected volatility	30.3%	28.5%
Expected dividend yield	1.40%	1.40%

        A summary of the activity of the Company's stock option plans for the thirteen weeks ended November 29, 2008 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 30, 2008	2,644	$30.56
Granted	497	38.07
Exercised	(36)	16.01

Outstanding on November 29, 2008	3,105	$31.93	4.49	$20,770

Exercisable on November 29, 2008	1,946	$25.98	3.59	$20,770

        The weighted-average grant-date fair values for the thirteen week periods ended November 29, 2008 and December 1, 2007 were $10.05 and $13.24, respectively. The total intrinsic value of options exercised during the thirteen week periods ended November 29, 2008 and December 1, 2007 were $665 and $1,412, respectively. The unrecognized share-based compensation cost related to stock option expense at November 29, 2008 is $12,309 and will be recognized over a weighted average period of 2.94 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Associate Benefit Plans (Continued)

        A summary of the activity of the non-vested share-based compensation awards granted under the Company's 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the "Plans") for the thirteen weeks ended November 29, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at August 30, 2008	446	$44.36
Granted	190	38.07
Vested	—	—
Forfeited/Canceled	(1)	42.58

Non-vested at November 29, 2008	635	$41.37

        Stock-based compensation expense recognized for the non-vested share-based compensation awards was $1,188 and $878 for the thirteen week periods ended November 29, 2008 and December 1, 2007, respectively. The unrecognized compensation cost related to these non-vested share-based compensation awards granted under the Plans at November 29, 2008 was $15,365 and will be recognized over a weighted-average period of 3.67 years.

  Stock Purchase Plan

        The Company's Board of Directors adopted an amendment, effective November 1, 2008, to the Associate Stock Purchase Plan, which was approved by the shareholders on January 7, 2009, to increase the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares.

Note 3. Comprehensive Income

        The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007
Net income as reported	$45,095	$46,866
Cumulative foreign currency translation adjustment	(2,134)	227

Comprehensive income	$42,961	$47,093

Note 4. Fair Value

        Effective August 31, 2008, the Company adopted SFAS 157, "Fair Value Measurements" ("SFAS 157"), except as it applies to the non-financial assets and non-financial liabilities subject to

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 4. Fair Value (Continued)

FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

          Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

          Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

          Level 3—Unobservable inputs which are supported by little or no market activity.

        The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        As of November 29, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents consisting of money market funds for which market prices are readily available and that invest primarily in U.S. government and government agency securities and municipal bond securities. The following table represents the Company's fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 29, 2008:

	Level 1	Level 2	Level 3
Money market funds	$86,904	$—	$—

Note 5. Notes Payable

        The Company has entered into an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the "Credit Facility") which expires on June 8, 2011. The Company's revolving credit line commitment is $150,000, of which $95,000 was outstanding at November 29, 2008. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at November 29, 2008 was 1.72%. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

        At November 29, 2008, the Company had term loan borrowings outstanding under its term loan facility of $131,438. Principal payments consist of quarterly installments of approximately $10,250 in each of the next two quarters commencing in December 2008, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010, and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the Credit Facility is currently 50

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 5. Notes Payable (Continued)

basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at November 29, 2008 was 1.94%.

        Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 29, 2008, the Company is in compliance with the operating and financial covenants of the Credit Facility.

        The Company also has a long-term note payable in the amount of $470 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 6. Dividend

        The Company paid a dividend of $12,448 on November 13, 2008 to shareholders of record at the close of business on October 30, 2008. On December 22, 2008, the Board of Directors declared a dividend of $0.20 per share payable on February 3, 2009 to shareholders of record at the close of business on January 20, 2009. The dividend will result in a payout of approximately $12,500, based on the number of shares outstanding at January 6, 2009.

Note 7. Product Warranties

        The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company's general merchandise products are covered by third party original equipment manufacturers' warranties. The Company's warranty expense for the thirteen week periods ended November 29, 2008 and December 1, 2007 has been minimal.

Note 8. Income Taxes

        On September 2, 2007, the Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109", which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions.

        During the first quarter ended November 29, 2008, the amount of gross unrecognized tax benefits increased by $364. The total amount of gross unrecognized tax benefits was $6,186 as of November 29, 2008, all of which would affect the effective tax rate if recognized.

        With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2005 and State jurisdictions through fiscal 2004. Currently, the Company is under Federal examination for fiscal 2006.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 8. Income Taxes (Continued)

        The Company recognizes interest expense and penalties in the provision for income taxes. The thirteen week period ended November 29, 2008 provision includes interest and penalties of $104. The Company had $732 for interest and penalties accrued as of November 29, 2008.

Note 9. Acquisition

        On June 8, 2006, the Company acquired all of the outstanding common stock of J&L America, Inc., d/b/a J&L Industrial Supply ("J&L"), a former subsidiary of Kennametal, Inc. The changes in the accrued exit costs related to the closure of the J&L customer fulfillment centers and employee severance costs during the thirteen week period ended November 29, 2008 are as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at August 31, 2008	$502	$10	$512
Payments	(113)	—	(113)

Ending Balance at November 29, 2008	$389	$10	$399

Note 10. Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

        As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is currently pending an audit by the General Services Administration ("GSA") Office of Inspector General ("OIG") relating to government sales under the Company's Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letter dated December 17, 2008, the U.S. Department of Justice has advised the Company that GSA OIG's audit identified non-compliant sales and potential liability arising therefrom. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the "Litigation"), was filed in the United States District Court for the Eastern District of New York (the "Court"), on the Company's behalf, against the Company as nominal defendant, the Company's Board of Directors and certain of the Company's current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys' fees and expenses. On February 1, 2008, the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 10. Legal Proceedings (Continued)

Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as to those contained in the initial complaint. Defendants' responses to the amended complaint are due to be filed on January 26, 2009. Based on the allegations in the amended complaint, the Company believes the plaintiff's claims are without merit.

Note 11. New Accounting Pronouncements

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 11. New Accounting Pronouncements (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and was effective for the Company as of August 31, 2008, but the adoption of these provisions did not have any impact on the Company's results of operations or financial condition. The Company has not yet determined the impact, if any, that the adoption of the provisions of SFAS No. 157, when it is applied to non-financial assets and non-financial liabilities, which were deferred for us until the first quarter of fiscal 2010 by FSP 157-2, will have on the Company's results of operations or financial condition.

        In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3") which clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of these provisions did not have a material impact on the Company's results of operations or financial condition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2008 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Annual Report on Form 10-K.

Overview

        MSC Industrial Direct Co., Inc. (together with its subsidiaries, "MSC," the "Company," "we," "our," or "us") is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers' requirements for maintenance, repair and operations ("MRO") supplies, which includes our metalworking products.

        MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We offer approximately 590,000 stock-keeping units ("SKUs") through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCJLMetalworking.com and Use-Enco.com (the "MSC Websites"). We service our customers from five customer fulfillment centers and 97 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Effective in September 2008, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

        Net sales decreased by 1.0% for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, as our business was impacted by the slowdown in the global economy. Recent severe disruptions in the financial markets, together with continued tightening in the credit markets impacted, and are expected to continue to have a significant impact on our sales as this affects our customers' ability to raise debt or equity capital. This will reduce the amount of liquidity available to our customers which, in turn, will limit their ability to make purchases. There is also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business.

        We continued to increase sales in the national account and government program (the "Large Account Customer") sectors, which have become important components of our overall customer mix, revenue base, and recent growth. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. See discussion below describing recent weakness in economic indicators and the possible impact on our future sales and margins.

        Our gross profit margin was 47.1% for the thirteen week period ended November 29, 2008, as compared to 46.3% for the same period in fiscal 2008. This increase was driven by our increase in pricing. This is partially offset by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and which also purchase more of our lower margin products, constitute a larger portion of our total sales.

        Operating expenses increased for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, as a result of increases in payroll related costs due to larger headcount. In addition, freight expenses increased as a result of the volatility in energy prices and the new enhanced next day service model instituted in the beginning of fiscal 2009. These increases are partially offset by decreases in medical costs for our self-insured medical plan and sales associate commissions. As a result of the decreases in sales and increases in our operating costs, our operating margins decreased for the thirteen week period ended November 29, 2008 to 17.2% as compared to 17.8% for the same period in fiscal 2008. We will continue to work proactively to manage and control discretionary spending as we closely monitor economic conditions. We will also continue to opportunistically seek growth investments that will help position us for future expansion.

        We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

        The Institute for Supply Management ("ISM") index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers' activity. Approximately 72% of our revenues (excluding the UK operations of J&L, which we refer to as "J&L UK") came from sales to the manufacturing sector during the thirteen week period ended November 29, 2008. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. The ISM was at 32.4% for the month of December 2008. This is the lowest reading since June 1980 when the ISM was at 30.3%. Details released with the most recent index indicate that economic activity in the manufacturing sector failed to grow in December 2008 for the fifth consecutive month, and the overall economy contracted for the third consecutive month. This is a result of new orders, production, employment and inventories contracting, in addition to the majority of commodities declining in price. The ISM index at these levels, coupled with the current instability in the financial markets, is likely an indication of a contraction of the overall economy as well as of the manufacturing sector. We believe that the impact of volatile energy prices and raw material costs, the credit crisis, inflation, interest rate fluctuations, along with the general condition of the United States economy, will continue to have an adverse effect on our sales and margins during fiscal 2009. We are uncertain as to the long term impact of this economic cycle but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to extend credit to our credit worthy customers during this credit crisis, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We also believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers' needs. To meet our customers' needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

  Net Sales

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Net Sales	$433,022	$437,554	(1.0)%

        Net sales decreased by approximately $4.5 million for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, related to our business being impacted by the slowdown in the global economy. We estimate that this decrease is comprised of a core business decline of $28.0 million, partially offset by approximately $15.0 million, attributable to our increase in prices on certain stock keeping units ("SKUs") and approximately $8.5 million related to the growth of our Large Account Customer programs.

        Our Large Account Customer programs sales initiative continued to be successful and contributed to the diversification of our customer mix and revenue base. The growth of the Large Account Customer programs (these customers tend to order larger amounts) is the primary reason for the increase in average order size to approximately $323 (excluding J&L UK) in the first quarter of fiscal 2009 from $302 (excluding J&L UK) in the first quarter of fiscal 2008. These Large Account Customers tend to require advanced e-commerce capabilities. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $120.8 million for the first quarter of fiscal 2009, representing 27.9% of consolidated net sales. We grew our field sales associate headcount to 912 at November 29, 2008, an increase of approximately 6.8% from field sales associates of 854 at December 1, 2007, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions.

        In the fiscal 2009 MSC catalog, distributed in September 2008, we added approximately 20,000 new SKUs and removed approximately 15,000 SKUs. We believe that the new SKUs improve the overall quality of our offering.

  Gross Profit

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Gross Profit	$204,074	$202,570	0.7%
Gross Profit Margin	47.1%	46.3%

        Gross margin for the thirteen week period ended November 29, 2008 increased from the comparable period in fiscal 2008. This is primarily a result of increases in pricing on certain SKUs based on market conditions. This is partially offset by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and which also purchase more of our lower margin products, continue to increase as a percentage of our total sales.

  Operating Expenses

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Operating Expenses	$129,646	$124,600	4.0%
Percentage of Net Sales	29.9%	28.5%

        The increase in operating expenses in dollars for the thirteen week period ended November 29, 2008 as compared to the same period in fiscal 2008, was primarily due to an increase in payroll and payroll related costs as a result of increased headcount and an increase in freight expense resulting from the volatility in energy prices and the new enhanced next day service model instituted in the beginning of fiscal 2009. These increases were partially offset by decreases in medical costs for our self-insured medical plan and sales associate commissions related to the decline in net sales.

        Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased primarily as a result of an increase in headcount and annual payroll increases. The increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales, as well as an increase in personnel in our customer fulfillment centers and branches to handle increased sales volume. We will continue to manage the timing of sales force increases based on economic conditions.

        The increase in the operating expenses as a percentage of net sales for the thirteen week period ended November 29, 2008 was primarily due to our increased payroll costs in addition to various fixed costs distributed over a smaller revenue base.

  Income from Operations

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Income from Operations	$74,428	$77,970	(4.5)%
Percentage of Net Sales	17.2%	17.8%

        The decrease in income from operations for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, was primarily attributable to the decrease in net sales and increase in operating expenses as described above, offset in part by the increase in gross profit margin as described above. As a percentage of net sales, the decrease is primarily the result of the distribution of expenses over a smaller revenue base.

  Interest Expense

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Interest Expense	$(1,894)	$(2,464)	(23.1)%

        The decrease in interest expense for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, was primarily due to lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the thirteen week period ended of November 29, 2008 were approximately $210.1 million, as compared to approximately $171.0 million for the same period in fiscal 2008. The increase in average loan balances resulted from draw downs of the credit line commitment to enable the Company to maintain a highly liquid position during the current economic environment.

  Interest Income

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Interest Income	$312	$239	30.5%

        The increase in interest income for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, is a result of a higher average cash and cash equivalent balances.

  Provision for Income Taxes

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$27,756	$28,920	(4.0)%
Effective Tax Rate	38.1%	38.2%

  Net Income

	Thirteen Weeks Ended
	November 29, 2008	December 1, 2007	Percentage Change
	(Dollars in thousands)
Net Income	$45,095	$46,866	(3.8)%
Diluted Earnings Per Share	$0.72	$0.70	2.9%

        The factors which affected net income for the thirteen week period ended November 29, 2008, as compared to the same period in fiscal 2008, have been discussed above. Diluted earnings per share for the thirteen week period ended November 29, 2008 increased due to the repurchase of shares of our Class A common stock in fiscal 2008, which resulted in a lower weighted average number of shares outstanding at November 29, 2008.

Liquidity and Capital Resources

        As of November 29, 2008, we held $91.3 million in cash and cash equivalent funds. As of November 29, 2008, cash equivalents consisted of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with a well-known financial institution. The Company's investments in the municipal bond securities money market fund are guaranteed by the U.S. Federal Government under the U.S. Department of Treasury temporary guarantee program (the "Program"). The Program is currently set to expire on April 30, 2009, but could be extended by the Treasury until September 18, 2009.

        Historically, our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions and in the past, our primary sources of financing have been cash generated from operations. Borrowings under the Credit Facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At November 29, 2008 total borrowings outstanding were $226.9 million, as compared to $177.9 million at December 1, 2007.

        We have entered into an unsecured Credit Facility that consists of a revolving credit line commitment and term loan facility that expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at November 29, 2008. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rate in effect at November 29, 2008 was 1.72%. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

        At November 29, 2008, under our Credit Facility, we had term loan borrowings outstanding of $131.4 million. Remaining payments consist of quarterly installments of approximately $10.3 million in each of the next two quarters commencing in December 2008, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010 and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at November 29, 2008 was 1.94%.

        Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 29, 2008, we were in compliance with the operating and financial covenants of the Credit Facility.

        Net cash provided by operating activities for the thirteen week periods ended November 29, 2008 and December 1, 2007 was $72.4 million and $32.0 million, respectively. The increase of $40.4 million in net cash provided by operating activities resulted primarily from a reduction in the growth of inventory and a reduction in accounts receivable.

        Net cash used in investing activities for the thirteen week periods ended November 29, 2008 and December 1, 2007 was $6.4 million and $2.6 million, respectively. The increase of $3.8 million is due to higher expenditures for property, plant and equipment that occurred during the thirteen week period ended November 29, 2008.

        Net cash used in financing activities for the thirteen week periods ended November 29, 2008 and December 1, 2007 was $17.4 million and $32.1 million, respectively. The decrease in net cash used in financing activities for the thirteen week period ended November 29, 2008 was primarily attributable to the decrease in repurchases of shares of Class A common stock, offset by higher repayments of notes payable under the term loan borrowings, and by lower net proceeds from the revolving credit line commitment.

        We paid dividends of $12.4 million on November 13, 2008 to shareholders of record at the close of business on October 30, 2008. On December 22, 2008, the Board of Directors declared a dividend of $0.20 per share payable on February 3, 2009 to shareholders of record at the close of business on January 20, 2009. The dividend will result in a payout of approximately $12.5 million, based on the number of shares outstanding at January 6, 2009.

        The continued weakening of current economic conditions could negatively impact our overall business, and as a result, could negatively impact our liquidity. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

        We are affiliated with two real estate entities (together, the "Affiliates"), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliates for the first thirteen weeks of fiscal 2009 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

        Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at November 29, 2008. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2012.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

        We make estimates, judgments and assumptions in determining the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008. The accounting policies described below are impacted by our critical accounting estimates.

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

New Accounting Pronouncements

        See Note 11 to the accompanying financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to our exposures to market risks since August 30, 2008. Please refer to the 2008 Annual Report on Form 10-K for the fiscal year ended August 30, 2008 for a complete discussion of our exposures to market risks.

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

        No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

        As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is currently pending an audit by the General Services Administration ("GSA") Office of Inspector General ("OIG") relating to government sales under the Company's Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letter dated December 17, 2008, the U.S. Department of Justice has advised the Company that GSA OIG's audit identified non-compliant sales and potential liability arising therefrom. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the "Litigation"), was filed in the United States District Court for the Eastern District of New York (the "Court"), on the Company's behalf, against the Company as nominal defendant, the Company's Board of Directors and certain of the Company's current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys' fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as to those contained in the initial complaint. Defendants' responses to the amended complaint are due to be filed on January 26, 2009. Based on the allegations in the amended complaint, the Company believes the plaintiff's claims are without merit.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Report, consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended August 30, 2008, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

  Exhibits:

10.1	Amendment to Change in Control Agreement by and between the Registrant and David Sandler, dated December 19, 2007.*
10.2	Amendment to Change in Control Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated December 20, 2007.*
10.3	Amendment to Change in Control Agreement by and between the Registrant and Shelley Boxer, dated December 18, 2007.*
10.4	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007.*
10.5	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007.*
10.6	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007.*
10.7	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007.*
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Filed herewith.

†
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: January 8, 2009	By:	/s/ DAVID SANDLER President and Chief Executive Officer (Principal Executive Officer)
Dated: January 8, 2009	By:	/s/ CHARLES BOEHLKE Executive Vice President and Chief Financial Officer (Principal Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amendment to Change in Control Agreement by and between the Registrant and David Sandler, dated December 19, 2007.*
10.2	Amendment to Change in Control Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated December 20, 2007.*
10.3	Amendment to Change in Control Agreement by and between the Registrant and Shelley Boxer, dated December 18, 2007.*
10.4	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007.*
10.5	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007.*
10.6	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007.*
10.7	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007.*
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Filed herewith.

†
Furnished herewith.