Form 10-Q
period 2009-02-28
MSC INDUSTRIAL DIRECT CO INC
filed 2009-04-03
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 1, 2009, 43,914,658 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 30, 2008. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	competition;
•	industry consolidation;
•	changing customer and product mixes;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	financial restrictions on outstanding borrowings;
•	retention of key personnel;
•	changing market conditions; and
•	dependence on our information systems.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	February 28, 2009	August 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$137,928	$42,843
Accounts receivable, net of allowance for doubtful accounts of $6,901 and $6,002, respectively	175,166	216,407
Inventories	289,215	320,434
Prepaid expenses and other current assets	14,040	19,185
Deferred income taxes	24,624	23,807
Total current assets	640,973	622,676
Property, plant and equipment, net	131,397	128,931
Goodwill	271,765	272,143
Identifiable intangibles, net	59,290	62,885
Other assets	10,772	16,091
Total assets	$1,114,197	$1,102,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit notes	$95,000	$91,000
Current maturities of long-term notes payable	48,852	43,726
Accounts payable	42,555	54,511
Accrued liabilities	47,062	61,364
Total current liabilities	233,469	250,601
Long-term notes payable	72,763	98,473
Deferred income tax liabilities	46,338	42,040
Total liabilities	352,570	391,114
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 59,579,833 and 59,320,412 shares issued, and 43,911,999 and 43,640,352 shares outstanding, respectively	60	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding	18	18
Additional paid-in capital	438,151	431,330
Retained earnings	804,824	758,347
Accumulated other comprehensive loss	(3,661)	(676)
Class A treasury stock, at cost, 15,667,834 and 15,680,060 shares, respectively	(477,765)	(477,466)
Total shareholders’ equity	761,627	711,612
Total liabilities and shareholders’ equity	$1,114,197	$1,102,726

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net sales	$351,910	$436,486	$784,932	$874,040
Cost of goods sold	188,111	233,428	417,059	468,412
Gross profit	163,799	203,058	367,873	405,628
Operating expenses	120,557	124,443	250,203	249,043
Income from operations	43,242	78,615	117,670	156,585
Other (Expense) Income:
Interest expense	(774)	(2,459)	(2,668)	(4,923)
Interest income	234	136	546	375
Other (expense) income, net	(26)	35	(21)	76
Total other expense	(566)	(2,288)	(2,143)	(4,472)
Income before provision for income taxes	42,676	76,327	115,527	152,113
Provision for income taxes	16,398	28,867	44,154	57,787
Net income	$26,278	$47,460	$71,373	$94,326
Per Share Information:
Net income per common share:
Basic	$0.43	$0.74	$1.16	$1.45
Diluted	$0.42	$0.73	$1.14	$1.43
Weighted average shares used in computing net income per common share:
Basic	61,675	64,489	61,644	65,067
Diluted	62,466	65,198	62,479	65,965
Cash dividend declared per common share	$0.20	$0.18	$0.40	$0.36

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Twenty-Six Weeks Ended February 28, 2009
(In Thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$711,612
Exercise of common stock options, including income tax benefits of $184	56	1	—	—	1,022	—	—	—	—	1,023
Common stock issued under associate stock purchase plan	—	—	—	—	539	—	—	(46)	901	1,440
Grant of restricted common stock, net of cancellations	204	—	—	—	—	—	—	—	—	—
Stock-based payment expense	—	—	—	—	5,260	—	—	—	—	5,260
Purchase of treasury stock	—	—	—	—	—	—	—	34	(1,200)	(1,200)
Cash dividends paid on Class A common stock	—	—	—	—	—	(17,540)	—	—	—	(17,540)
Cash dividends paid on Class B common stock	—	—	—	—	—	(7,356)	—	—	—	(7,356)
Cumulative translation adjustment	—	—	—	—	—	—	(2,985)	—	—	(2,985)
Net income	—	—	—	—	—	71,373	—	—	—	71,373
Comprehensive income										68,388
Balance at February 28, 2009	59,580	$60	18,390	$18	$438,151	$804,824	$(3,661)	15,668	$(477,765)	$761,627

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008
Cash Flows from Operating Activities:
Net income	$71,373	$94,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,371	13,372
Stock-based compensation	5,260	5,220
Loss on disposal of property, plant and equipment	—	3
Provision for doubtful accounts	2,945	1,820
Deferred income taxes	3,481	(210)
Excess tax benefits from stock-based compensation	(172)	(657)
Changes in operating assets and liabilities:
Accounts receivable	36,466	(21,280)
Inventories	29,228	(5,273)
Prepaid expenses and other current assets	4,983	2,354
Other assets	5,094	3,969
Accounts payable and accrued liabilities	(24,186)	(26,657)
Total adjustments	76,470	(27,339)
Net cash provided by operating activities	147,843	66,987
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(12,732)	(5,940)
Proceeds from sale of property, plant and equipment	448	—
Net cash used in investing activities	(12,284)	(5,940)
Cash Flows from Financing Activities:
Purchases of treasury stock	(1,200)	(120,429)
Payment of cash dividends	(24,896)	(23,633)
Excess tax benefits from stock-based compensation	172	657
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,440	1,510
Proceeds from exercise of Class A common stock options	839	1,877
Net proceeds under revolving loans from credit facility	4,000	94,000
Repayments of notes payable under the credit facility and other notes	(20,584)	(15,454)
Net cash used in financing activities	(40,229)	(61,472)
Effect of foreign exchange rate changes on cash and cash equivalents	(245)	(21)
Net increase (decrease) in cash and cash equivalents	95,085	(446)
Cash and cash equivalents – beginning of period	42,843	7,797
Cash and cash equivalents – end of period	$137,928	$7,351
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$38,280	$55,726
Cash paid for interest	$3,169	$5,047

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements include MSC Industrial Direct Co., Inc. (“MSC”) and all of its subsidiaries (hereinafter referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first twenty-six weeks of fiscal 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

The following provides a reconciliation of information used in calculating the net income per common share amounts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Numerator:
Net income	$26,278	$47,460	$71,373	$94,326
Denominator:
Weighted average shares outstanding	61,675	64,489	61,644	65,067
Effect of dilutive associate stock options and awards	791	709	835	898
Adjusted weighted average shares outstanding for diluted earnings per share	62,466	65,198	62,479	65,965
Net income per common share:
Basic	$0.43	$0.74	$1.16	$1.45
Diluted	$0.42	$0.73	$1.14	$1.43

Note 2. Associate Benefit Plans

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as amended (“FAS 123R”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,252 and $1,637 for the thirteen week periods ended February 28, 2009 and March 1, 2008, respectively, and $2,810 and $3,428 for the twenty-six week periods ended February 28, 2009 and March 1, 2008, respectively. Tax benefits related to these expenses for the thirteen week periods ended February 28, 2009 and March 1, 2008 were $476 and $525, respectively, and for the twenty-six week periods ended February 28, 2009 and March 1, 2008 were $1,006 and $1,095, respectively. The tax benefit recorded for the stock-based compensation expense is at a lower rate than the Company’s current effective tax rate because a portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 2. Associate Benefit Plans  – (continued)

No. 109, “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. All options granted after March 30, 2004 have been Non-Qualified Stock Options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008
Expected life (in years)	4.8	4.8
Risk-free interest rate	2.72%	4.07%
Expected volatility	30.3%	28.5%
Expected dividend yield	1.40%	1.40%

A summary of the activity of the Company’s stock option plans for the twenty-six weeks ended February 28, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding on August 30, 2008	2,644	$30.56
Granted	497	38.07
Exercised	(56)	14.96
Outstanding on February 28, 2009	3,085	$32.05	4.25	$15,344
Exercisable on February 28, 2009	1,943	$26.23	3.37	$15,344

The weighted-average grant-date fair values for the twenty-six week periods ended February 28, 2009 and March 1, 2008 were $10.05 and $13.18, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended February 28, 2009 and March 1, 2008 were $1,019 and $2,171, respectively. The unrecognized share-based compensation cost related to stock option expense at February 28, 2009 is $11,070 and will be recognized over a weighted average period of 2.74 years.

A summary of the activity of the non-vested share-based compensation awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the “Plans”) for the twenty-six weeks ended February 28, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at August 30, 2008	446	$44.36
Granted	207	37.83
Vested	(86)	39.52
Forfeited/Canceled	(3)	41.80
Non-vested at February 28, 2009	564	$41.47

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 2. Associate Benefit Plans  – (continued)

Stock-based compensation expense recognized for the non-vested share-based compensation awards was $1,262 and $914 for the thirteen week periods ended February 28, 2009 and March 1, 2008, respectively, and $2,450 and $1,792 for the twenty-six week periods ended February 28, 2009 and March 1, 2008, respectively. The unrecognized compensation cost related to these non-vested share-based compensation awards granted under the Plans at February 28, 2009 was $14,661 and will be recognized over a weighted-average period of 3.52 years.

Stock Purchase Plan

The Company’s Board of Directors adopted an amendment, effective November 1, 2008, to the Associate Stock Purchase Plan, which was approved by the shareholders on January 7, 2009, to increase the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares.

Note 3. Comprehensive Income

The Company complies with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net income as reported:	$26,278	$47,460	$71,373	$94,326
Cumulative foreign currency translation adjustment	(851)	(412)	(2,985)	(185)
Comprehensive income	$25,427	$47,048	$68,388	$94,141

Note 4. Fair Value

Effective August 31, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the non-financial assets and non-financial liabilities subject to FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of February 28, 2009, the only assets that the Company held that are required to be measured at fair value on a recurring basis are cash equivalents consisting of money market funds for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $144,909.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 5. Notes Payable

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $95,000 was outstanding at February 28, 2009. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at February 28, 2009 was 0.87%. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

At February 28, 2009, the Company had term loan borrowings outstanding under its term loan facility of $121,188. Principal payments consist of a quarterly installment of approximately $10,250 in March 2009, approximately $12,813 in each of the following four quarters commencing in June 2009, $20,500 in each of the following two quarters commencing in June 2010, and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at February 28, 2009 was 0.91%.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 28, 2009, the Company is in compliance with the operating and financial covenants of the Credit Facility.

The Company also has a long-term note payable in the amount of $427 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 6. Dividend

The Company paid dividends of $24,896 for the twenty-six weeks ended February 28, 2009. On March 31, 2009, the Board of Directors declared a dividend of $0.20 per share payable on April 28, 2009 to shareholders of record at the close of business on April 14, 2009. The dividend will result in a payout of approximately $12,461, based on the number of shares outstanding at April 1, 2009.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 28, 2009 and March 1, 2008 has been minimal.

Note 8. Income Taxes

On September 2, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”, which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 8. Income Taxes  – (continued)

During the thirteen and twenty-six week periods ended February 28, 2009, the amount of gross unrecognized tax benefits increased by $232 and $596, respectively. The total amount of gross unrecognized tax benefits was $6,418 as of February 28, 2009, all of which would affect the effective tax rate if recognized.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2005 and State jurisdictions through fiscal 2004. Currently, the Company is under Federal examination for fiscal 2006.

The Company recognizes interest expense and penalties in the provision for income taxes. The provision for the thirteen and twenty-six week periods ended February 28, 2009 includes interest and penalties of $13 and $117, respectively. The Company had $525 for interest and penalties accrued as of February 28, 2009.

Note 9. Acquisition

On June 8, 2006, the Company acquired all of the outstanding common stock of J&L America, Inc., d/b/a J&L Industrial Supply (“J&L”), a former subsidiary of Kennametal, Inc. As of August 30, 2008, the Company had a balance of $502 and $10 in accrued exit costs and accrued severance costs, respectively, in connection with the closure of the J&L customer fulfillment centers and employee severance costs. During the twenty-six week period ended February 28, 2009, the Company paid approximately $134 in exit costs. Also during the twenty-six week period ended February 28, 2009, the Company reduced the accrued exit costs and accrued severance cost accrual by $368 and $10, respectively, to goodwill as the liabilities are completely satisfied as of February 28, 2009.

Note 10. Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is an audit currently pending by the General Services Administration (“GSA”) Office of Inspector General (“OIG”) relating to government sales under the Company’s Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letter dated December 17, 2008, the U.S. Department of Justice has advised the Company that GSA OIG’s audit identified non-compliant sales and potential liability arising therefrom. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors and certain of the Company’s current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys’ fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 10. Legal Proceedings  – (continued)

to those contained in the initial complaint. On January 26, 2009, the individually named defendants filed an answer to the amended complaint. Based on the allegations in the amended complaint, the Company believes the plaintiff’s claims are without merit.

Note 11. New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company’s unvested restricted stock is considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share pursuant to the two-class method, and restate all prior periods if required. The Company is currently evaluating the impact this adoption may have on earnings per share, but does not expect it will have a material impact.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and was effective for the Company as of August 31, 2008, but the adoption of these provisions did not have any impact on the Company’s results of operations or financial condition. The

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 11. New Accounting Pronouncements  – (continued)

Company has not yet determined the impact, if any, that the adoption of the provisions of SFAS No. 157, when it is applied to non-financial assets and non-financial liabilities, which were deferred for us until the first quarter of fiscal 2010 by FSP 157-2, will have on the Company’s results of operations or financial condition.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately and includes those periods for which financial statements have not been issued. The adoption of these provisions did not have any impact on the Company’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers of a broad range of industrial products to industrial customers throughout the United States. We distribute a full line of industrial products intended to satisfy our customers’ requirements for maintenance, repair and operations (“MRO”) supplies, which includes our metalworking products.

MSC is one of the largest direct marketers of a broad range of industrial products to small and mid-sized industrial customers throughout the United States. We offer approximately 590,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCJLMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 96 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Effective in September 2008, we improved our service levels to customers in the contiguous United States. We now offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders, which will be delivered to the customer the next day at no additional cost.

Net sales decreased by 19.4% and 10.2% for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in fiscal 2008, as our business was impacted by the slowdown in the global economy. Recent severe disruptions in the financial markets, together with continued tightening in the credit markets impacted, and are expected to continue to have a significant impact on our sales as this affects our customers’ ability to raise debt or equity capital. This will reduce the amount of liquidity available to our customers which, in turn, will limit their ability to make purchases. This global economic slowdown impacted both our core manufacturing customers and our national account and government program (the “Large Account Customer”). There is also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See discussion below describing recent weakness in economic indicators and the possible impact on our future sales and margins.

Our gross profit margins were 46.5% and 46.9%, respectively, for the thirteen and twenty-six week periods ended February 28, 2009, as compared to 46.5% and 46.4% for the same periods in fiscal 2008. The increase in gross margin for the twenty-six week period ended February 28, 2009 was driven by our increase in pricing on certain SKUs. This is partially offset by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constitute a larger portion of our total sales.

Operating expenses decreased for the thirteen-week period ended February 28, 2009, as compared to the same period in fiscal 2008, as a result of decreased freight expenses due to lower sales, a decrease in the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions, and a decrease in sales associate commissions as a result of decreased sales. This is partially offset by an increase in payroll, primarily due to an increase in the field sales force. As a result of the decrease in sales, our operating margins decreased for the thirteen-week period ended February 28, 2009 to 12.3% as compared to 18.0% for the same period in fiscal 2008.

Operating expenses increased for the twenty-six week period ended February 28, 2009, as compared to the same period in fiscal 2008, primarily due to increases in the field sales force, partially offset by a decrease in sales associate commissions and the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions. As a result of the decrease in sales and increase in operating expenses, our operating margins decreased for the twenty-six week period ended February 28, 2009 to 15.0% as compared to 17.9% for the same period in fiscal 2008.

We will continue to work proactively to manage and control discretionary spending as we closely monitor economic conditions. In an effort to reduce operating expenses, the Company has implemented several cost containment measures. In general, except for certain strategic hiring opportunities, the Company has instituted strict restrictions on all hiring. In addition, effective January 1, 2009, the Company has implemented a salary freeze for all associates and effective in March 2009, the Company reduced its workforce hours in the customer fulfillment centers, call-centers, and branches, and has temporarily suspended its matching contribution under its 401(k) savings plan for all associates.

We will also continue to opportunistically seek growth investments that will help position us for future expansion.

We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 71% of our revenues (excluding the UK operations of J&L, which we refer to as “J&L UK”) came from sales to the manufacturing sector during the twenty-six week period ended February 28, 2009. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. The ISM was 35.8% for the month of February 2009. Details released with the most recent index indicate that economic activity in the manufacturing sector failed to grow in February 2009 for the thirteenth consecutive month, and the overall economy contracted for the fifth consecutive month. This is a result of new orders, production, employment and inventories contracting, in addition to the majority of commodities declining in price. The ISM index at these levels, coupled with the current instability in the financial markets, is an indication of a contraction of the overall economy as well as of the manufacturing sector. We believe that the impact of volatile energy prices, the credit crisis, inflation, interest rate fluctuations, along with the general condition of the United States economy, will continue to have an adverse effect on our sales and margins throughout the remainder of fiscal 2009. We are uncertain as to the long term impact of this economic cycle, but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to continue to extend credit to our credit worthy customers during this credit crisis, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We also believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. To meet our customers’ needs and our business goals, we will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as with our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Net Sales	$351,910	$436,486	(19.4)%	$784,932	$874,040	(10.2)%

Net sales decreased by approximately $85 million and $89 million for the thirteen and twenty-six week periods ended February 28, 2009, respectively, as compared to the same periods in fiscal 2008, related to our business being impacted by the slowdown in the global economy. For the thirteen and twenty-six week periods ended February 28, 2009, we estimate that this decrease is comprised of a core business decline of approximately $81 million and $109 million, respectively, and a decline in our Large Account Customer programs of approximately $13 million and $5 million, respectively, partially offset by approximately $9 million and $25 million, respectively, attributable to our increase in prices on certain stock keeping units (“SKUs”).

The global economic slowdown has negatively impacted our net sales, as mentioned above, as well as resulted in a decrease in average order size to approximately $302 (excluding J&L UK) in the second quarter of fiscal 2009 from $307 (excluding J&L UK) in the second quarter of fiscal 2008. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $103.6 million for the second quarter of fiscal 2009, representing 29.4% of consolidated net sales. We grew our field sales associate headcount to 914 at February 28, 2009, an increase of approximately 6.7% from field sales associates of 857 at March 1, 2008, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions.

In the fiscal 2009 MSC catalog, distributed in September 2008, we added approximately 20,000 new SKUs and removed approximately 15,000 SKUs. We believe that the new SKUs improve the overall quality of our offering.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Gross Profit	$163,799	$203,058	(19.3)%	$367,873	$405,628	(9.3)%
Gross Profit Margin	46.5%	46.5%		46.9%	46.4%

Gross profit margin for the thirteen week period ended February 28, 2009 remained the same as the comparable period in fiscal 2008. Gross profit margin for the twenty-six week period ended February 28, 2009 increased from the comparable period in fiscal 2008. This is primarily a result of increases in pricing on certain SKUs based on market conditions. This is partially offset by supplier cost increases on certain products and the change in customer and product mix as our Large Account Customers, which typically generate lower margins and which also purchase more of our lower margin products, continue to increase as a percentage of our total sales.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Operating Expenses	$120,557	$124,443	(3.1)%	$250,203	$249,043	0.5%
Percentage of Net Sales	34.3%	28.5%		31.9%	28.5%

The decrease in operating expenses in dollars for the thirteen week period ended February 28, 2009 as compared to the same period in fiscal 2008, was a result of a decreased freight expenses due to lower sales, a decrease in the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions, and a decrease in sales associate commissions as a result of decreased sales. This is partially offset by an increase in payroll, primarily due to an increase in the field sales force.

The increase in operating expenses in dollars for the twenty-six week period ended February 28, 2009 as compared to the same period in fiscal 2008, was a result of an increase in payroll related costs primarily due to an increase in the field sales force, partially offset by a decrease in sales associate commissions as a result of the decrease in sales. The increase was also partially offset by a reduction in the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in the prior fiscal year, primarily as a result of an increase in headcount and annual payroll increases. This increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales. We will continue to manage the timing of sales force headcount increases based on economic conditions. However, as a result of the current economic conditions and the Company’s implementation of hiring restrictions, total headcount has decreased sequentially during the thirteen and twenty-six week periods of fiscal year 2009.

The increases in the operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in fiscal 2008, was primarily due to our increased payroll costs in addition to various fixed costs distributed over a smaller revenue base.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Income from Operations	$43,242	$78,615	(45.0)%	$117,670	$156,585	(24.9)%
Percentage of Net Sales	12.3%	18.0%		15.0%	17.9%

The decrease in income from operations for the thirteen week period ended February 28, 2009, as compared to the same period in fiscal 2008, was primarily attributable to the decrease in net sales, offset in part by the decrease in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the distribution of expenses over a smaller revenue base.

The decrease in income from operations for the twenty-six week period ended February 28, 2009, as compared to the same period in fiscal 2008, was primarily attributable to the decrease in net sales and the increase in operating expenses as described above, offset in part by the increase in gross profit margin as described above. As a percentage of net sales, the decrease is primarily the result of the distribution of expenses over a smaller revenue base.

Interest Expense

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Interest Expense	$(774)	$(2,459)	(68.5)%	$(2,668)	$(4,923)	(45.8)%

The decrease in interest expense for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in fiscal 2008, was primarily due to lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the thirteen and twenty-six week periods ended February 28, 2009 were approximately $219.4 million and $214.8 million, respectively, as compared to approximately $203.8 million and $187.2 million for the same periods in fiscal 2008. The increase in average loan balances resulted from draw downs of the credit line commitment to enable the Company to maintain a highly liquid position during the current economic environment.

Interest Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Interest Income	$234	$136	72.1%	$546	$375	45.6%

The increase in interest income for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in fiscal 2008, is a result of higher average cash and cash equivalent balances.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Provision for Income Taxes	$16,398	$28,867	(43.2)%	$44,154	$57,787	(23.6)%
Effective Tax Rate	38.42%	37.82%		38.22%	37.99%

The effective tax rate for the thirteen and twenty-six week periods ended February 28, 2009 was 38.42% and 38.22% as compared to 37.82% and 37.99% for the comparable periods in fiscal 2008. The increase in the rates is primarily attributable to an increase in the State tax rate.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 28, 2009	March 1, 2008	Percentage Change	February 28, 2009	March 1, 2008	Percentage Change
	(Dollars in Thousands)
Net Income	$26,278	$47,460	(44.6)%	$71,373	$94,326	(24.3)%
Diluted Earnings Per Share	$0.42	$0.73	(42.5)%	$1.14	$1.43	(20.3)%

The factors which affected net income for the thirteen and twenty-six week periods ended February 28, 2009, as compared to the same periods in fiscal 2008, have been discussed above. In addition to the decrease in net income, the diluted earnings per share for the thirteen and twenty-six week periods ended February 28, 2009 was affected by the repurchase of shares of our Class A common stock in fiscal 2008, which resulted in fewer shares outstanding at February 28, 2009.

Liquidity and Capital Resources

As of February 28, 2009, we held $137.9 million in cash and cash equivalent funds. As of February 28, 2009, cash equivalents consisted of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with a well-known financial institution. The Company’s investments in the municipal bond securities money market fund are guaranteed by the U.S. Federal Government under the U.S. Department of Treasury temporary guarantee program (the “Program”). The Program is currently set to expire on April 30, 2009, but could be extended by the Treasury until September 18, 2009.

Historically, our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products, and facilities expansions and in the past, our primary sources of financing have been cash generated from operations. Borrowings under the Credit Facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At February 28, 2009, total borrowings outstanding were $216.6 million, as compared to $254.2 million at March 1, 2008.

We have an unsecured Credit Facility that consists of a revolving credit line commitment and term loan facility that expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at February 28, 2009. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rate in effect at February 28, 2009 was 0.87%. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are generally due in thirty days, although, sixty, ninety and one hundred eighty day increments are available.

At February 28, 2009, under our Credit Facility, we had term loan borrowings outstanding of $121.2 million. Remaining payments consist of a quarterly installment of approximately $10.3 million in March 2009, approximately $12.8 million in each of the following four quarters commencing in June 2009, $20.5 million in each of the following two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at February 28, 2009 was 0.91%.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 28, 2009, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the twenty-six week periods ended February 28, 2009 and March 1, 2008 was $147.8 million and $67.0 million, respectively. The increase of $80.8 million in net cash provided by operating activities resulted primarily from a reduction of accounts receivable and inventory, partially offset by the decline in net income.

Net cash used in investing activities for the twenty-six week periods ended February 28, 2009 and March 1, 2008 was $12.3 million and $5.9 million, respectively. The increase of $6.4 million is due primarily to higher expenditures for property, plant and equipment that occurred during the twenty-six week period ended February 28, 2009.

Net cash used in financing activities for the twenty-six week periods ended February 28, 2009 and March 1, 2008 was $40.2 million and $61.5 million, respectively. The decrease in net cash used in financing activities for the twenty-six week period ended February 28, 2009 was primarily attributable to the decrease in repurchases of shares of Class A common stock, offset by lower net proceeds from the revolving credit line commitment and by higher repayments of notes payable under the term loan borrowings.

We paid a dividend of $12.5 million on February 3, 2009 and $12.4 million on November 13, 2008, to shareholders of record at the close of business on January 20, 2009 and October 30, 2008, respectively. On March 31, 2009, the Board of Directors declared a dividend of $0.20 per share payable on April 28, 2009 to shareholders of record at the close of business on April 14, 2009. The dividend will result in a payout of approximately $12.5 million, based on the number of shares outstanding at April 1, 2009.

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

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliates for the first twenty-six weeks of fiscal 2009 of approximately $1.1 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at February 28, 2009. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2013.

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

Reserve for Self-Insured Group Health Plan

We have a self-insured group health plan. We are responsible for all covered claims up to a maximum liability of $300,000 per participant during a September 1 plan year. Benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for those claims incurred but not reported (“IBNR”) is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is an audit currently pending by the General Services Administration (“GSA”) Office of Inspector General (“OIG”) relating to government sales under the Company’s Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letter dated December 17, 2008, the U.S. Department of Justice has advised the Company that GSA OIG’s audit identified non-compliant sales and potential liability arising therefrom. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors and certain of the Company’s current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys’ fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as to those contained in the initial complaint. On January 26, 2009, the individually named defendants filed an answer to the amended complaint. Based on the allegations in the amended complaint, the Company believes the plaintiff’s claims are without merit.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Given the recent developments in the global economy, the risk factor set forth below has been added or updated to provide additional information. This risk factor should be read in conjunction with the other risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008.

Our operating results, cash flows, and liquidity are susceptible to uncertainties arising from the length and severity of the current worldwide economic downturn, as well as the timing and strength of the subsequent recovery.

The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes and results of operations. The markets we serve have experienced significant declines in the current global economic downturn. As a result of the slowing economy, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, and other challenges affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although governments around the world are enacting various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs. If the worldwide economic downturn continues for a significant period or there is further deterioration in the global economy, our results of operations, financial position, and cash flows could be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

On January 7, 2009, the Company held its 2009 Annual Meeting of Shareholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

(1)	To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	223,125,579	679,157
David Sandler	223,240,752	563,984
Charles Boehlke	220,366,358	3,438,378
Roger Fradin	213,703,510	10,101,226
Denis Kelly	213,699,921	10,104,815
Philip Peller	213,698,224	10,106,512
Louise Goeser	223,521,666	283,070
(2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

For	Against	Abstain	Broker Non-Votes
223,738,085	44,007	22,644	—
(3)	To amend our Associate Stock Purchase Plan to (i) increase the number of shares available for sale thereunder by 350,000 shares of our Class A common stock, (ii) extend the term of the plan by an additional ten years, through October 31, 2018 and (iii) make certain other changes.

For	Against	Abstain	Broker Non-Votes
220,943,353	74,964	8,290	2,778,129

Item 6. Exhibits

Exhibits:

10.1	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2009.
**	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: April 3, 2009	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: April 3, 2009	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2009.
**	Filed herewith.
†	Furnished herewith.