Form 10-K
period 2009-08-29
MSC INDUSTRIAL DIRECT CO INC
filed 2009-10-22
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 1-14130

MSC INDUSTRIAL DIRECT CO., INC.

(Exact Name of Registrant As Specified in Its Charter)

New York	11-3289165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Maxess Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(516) 812-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.001	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 28, 2009 was approximately $1,307,905,242. As of October 20, 2009, 44,426,080 shares of Class A common stock and 18,389,874 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2010 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

Forward-Looking Statements

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair and operations (“MRO”) products to customers throughout the United States.

We operate primarily in the United States, with customers in all 50 States, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the United States and one is located in the U.K.) and 97 branch offices (96 branches are located within the United States and one is located in the U.K.). MSC’s customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day delivery is not available. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges. The United Kingdom (the “U.K.”) operations are excluded from certain measurements, unless otherwise noted, as these measurements are not relevant to our business model.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, newspapers, brochures and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•	our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;
•	we guarantee same-day shipping of our core business products and offer next day delivery on qualifying orders placed up until 8:00 P.M. Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

•	we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;
•	we have extensive eCommerce abilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction abilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions such as Oracle, SAP and Infor; and
•	we offer inventory management solutions with our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”) systems and vending solutions that can lower our customers’ inventory investment, reduce sourcing costs and out of stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with MSCDirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $306 in fiscal 2009. We have approximately 343,000 active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the Internet, the MSC Websites and direct computer link or facsimile.

Industry Overview

MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous small retailers, dealerships and distributors that supply a majority of the market. The distribution channels in the MRO market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces.

Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. We believe that, except in the largest industrial plants, inventories for MRO supplies generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items are also frequently purchased by multiple personnel in uneconomic quantities and a substantial portion of most facilities’ MRO supplies are generally “one-time purchases,” resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

We believe that there are significant administrative costs associated with generating and manually placing a purchase order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, such as those offered by premier companies such as MSC.

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability and operating leverage, smaller suppliers to the industrial market are experiencing increasing pressure to consolidate and/or curtail services and certain product lines in order to remain competitive. Even large distributors with extensive field sales forces are finding it increasingly difficult to cost-effectively visit all buyers and provide the support necessary to satisfy customer demands for control of costs and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of hybrid business models with direct marketing and direct sales organizations such as MSC. As a result of these dynamics, we capture an increased share of sales by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through:

•	consolidation of multiple sources of supply into fewer suppliers;
•	consolidation of multiple purchase orders into a single purchase order;
•	consolidation of multiple invoices into a single invoice;
•	significant reduction in tracking of invoices;
•	significant reduction in stocking decisions;
•	reduction of purchases for inventory;
•	reduction in out-of-stock situations for our customers; and
•	eCommerce and eProcurement integration capabilities.

Business Strategy

Our business strategy is to reduce our customers’ total cost of procurement for obtaining and maintaining their MRO supplies. The strategy includes the following key elements:

•	providing a broad selection of in-stock products and offering industry brand and private branded products;
•	providing prompt response and same-day shipping;
•	delivering superior, value-added customer service;
•	offering competitive pricing;
•	targeted direct mail marketing; and
•	using technology to reduce procurement costs.

Broad Selection of Products.  We believe that our ability to offer customers a broad spectrum of industry and private label brand name and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We offer approximately 600,000 SKUs, most of which are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping.  We guarantee same-day shipping of our in-stock products. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. Our experience has been that areas accessible by next day ground delivery generate significantly greater sales than areas where next day delivery is not available. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges.

Superior Customer Service.  Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC’s in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange or provide technical assistance. We believe that our simple, “one call does it all” philosophy of fulfilling all purchasing needs of a customer through highly-trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, eCommerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers. We also offer our customers technical support in our value-added solutions for their diverse procurement needs as well as customized one-on-one service through our field sales or telemarketing representatives.

Targeted Direct Mail Marketing Strategy.  Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 600,000 items. In fiscal 2009, our master catalogs were supplemented by 117 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components, safety, material handling, electrical, hand tools and other MRO categories. We use our database of companies and contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. Specialty and promotional publications are produced in-house, which has resulted in increased productivity through lower costs and more efficient use of advertising space. MSC’s publication circulation increased to 28.6 million in fiscal 2009 from 26.9 million in fiscal 2008. While we continue an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent, the quantity mailed from year to year fluctuates as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry segments.

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs (approximately 600,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive electronic data interchange (“EDI”) ordering system to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels, reducing consumption, and providing product accountability.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force, increasing their productivity, and opening new branch locations;

•	selectively pursuing strategic acquisitions;
•	increasing sales from existing and generating new customers with various value-added programs;
•	improving our product lines, including the addition of new products and private label alternatives;
•	improving our direct marketing programs;
•	continually providing value-added solutions, including eCommerce and vendor and customer managed inventory to reduce our customer costs;
•	instituting enhancements in our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	providing next day delivery to all zip codes within the contiguous United States at no additional cost over standard MSC ground delivery charges; and
•	maintaining excellent customer support service.

Expand Government and National Account Programs.  We have developed internal government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these customers and that they are an integral part of our customer diversification program. Allocating resources to these customers has allowed us to provide better support and expand our customer acquisition activities, as this is a key component of our overall growth strategy.

Increasing the Size and Improving the Productivity of Our Direct Sales Force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2009, as part of our west coast expansion strategy, we opened a new branch in the Sacramento, California area. We believe that opening sales branches in the west coast enables us to increase our market share, and we will continue to do so. However, we will manage the timing of sales force increases and branch openings based on economic conditions.

Selectively Pursuing Strategic Acquisitions.  We opportunistically pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

Increasing Sales from Existing Customers and Generating New Customers with Various Value-Added Programs.  In order to increase sales to existing customers and generate new customers, we offer a suite of value-added programs that reduce customers’ acquisition costs for MRO supplies. Value-added programs include inventory management, electronic eCommerce, training, and workflow management tools.

Increasing the Number of Product Lines and Productive SKUs.  We believe that increasing the breadth and depth of our product offerings and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal 2009, in the MSC catalog, we added approximately 20,000 SKUs and removed approximately 15,000 SKUs. In fiscal 2010, in the MSC catalog distributed in September 2009, we added approximately 21,000 new SKUs and removed approximately 22,000 SKUs. We currently have approximately 600,000 SKUs in total. We generally add SKUs based on the value we believe they will bring to our customers.

Improving Our Direct Marketing Programs.  Through our marketing efforts we have accumulated an extensive buyer database and industry expertise within specific markets. We utilize empirical information from our marketing database to prospect for new customers and target the circulation of our master catalogs to those most likely to purchase. We supplement our master catalogs with direct mail and email that utilizes specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

eCommerce Capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the MRO market, offering customers full access to all of the SKUs that we sell, and are supported by the complete service model of the respective MSC company. All orders placed online at MSCDirect.com are backed by our same-day shipping guarantee. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customers’ desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites. Revenue derived through our websites was approximately $430.9 million in fiscal 2009, representing 28.9% of consolidated net sales in fiscal 2009.

Many large accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers, including Ariba, Perfect Commerce, Oracle, Sci-Quest, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Instituting Enhancements in Our Metalworking Capabilities to Aggressively Penetrate Customers in Heavy and Light Manufacturing.  Our goal is to become the preferred distributor of choice for our customers’ metalworking needs. We intend to accomplish this through continued expansion of our metalworking sales team, increased technical support, and enhanced supplier relationships. In addition, we will continue to develop and introduce value-added solutions and services to support the identified needs of our customers. Through this combined focus, we seek to gain market share within existing customers and attract new customers. These efforts will support the achievement of our long-term sales growth strategies.

Enhancing Our Next Day Service Model.  Our experience has been that sales in areas accessible by next day ground delivery are significantly greater than in areas with second day delivery. Effective at the beginning of fiscal 2009, we improved our service levels to customers in the contiguous United States. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges.

Maintain Excellent Customer Support Service.  Our goal is to anticipate a customer’s service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. MSC’s “one call does it all” philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers’ needs provides a market differentiator, which enables us to retain existing customers and to grow our customer base. In addition, MSC employs customer comment cards, surveys and other proactive customer outreach tools to maintain an open line of communication with our customer. The feedback from these contact points are used to drive change and improvement that will enhance the customer experience.

Products

We currently offer approximately 600,000 SKUs, representing a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission; and electrical supplies. We believe that by offering a large number of SKUs, we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our offering of specific products from multiple manufacturers at different price and quality levels, provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, private label, and generic products as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers (including U.K. operations). Kennametal, Inc., our largest supplier, accounted for approximately 5% of our total purchases in fiscal 2009. We have entered into certain business arrangements, including a distributor agreement under which we have an exclusive national level distribution arrangement for certain Kennametal branded products (within the United States), a non-exclusive distributorship in the United States for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 82% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $306 in fiscal 2009. We market to small, medium and large companies in a wide range of sectors, including but not limited to durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2009), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of contracts with federal, state, and local governmental agencies and the procurement agencies of numerous individual States. We believe that expanding our business with governmental agencies better diversifies our customer mix. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include military bases, veteran’s hospitals, federal correctional facilities, Army Corps of Engineers facilities, and the Department of Defense. In addition to the individual state contracts that MSC already has, or is currently pursuing, we are also pursuing a number of State cooperatives that present MSC an opportunity to leverage a single relationship over numerous States and/or agencies.

We also plan to continue our successful strategy of growing national account sales through the acquisition of new accounts and the penetration of existing accounts. The MSC value proposition is consistent with the procurement strategies of large, Fortune 1000 corporations as they attempt to reduce their supply base by partnering with companies that can serve their needs nationally and drive costs out of their supply chain by using eCommerce and inventory management solutions such as mscdirect.com, VMI/CMI and vending solutions. By adding national accounts, we are able to diversify into new customer segments, strengthen our MRO product categories and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

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

We have approximately 343,000 active customers (companies which have purchased at least once during the past 12 months). Typically, a customer’s industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and tailor our marketing efforts to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and the MSC Websites, and place their orders by telephone, MSC Websites, eProcurement platforms or facsimile.

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

As of August 29, 2009, we had 918 in-bound sales representatives (including U.K. operations) at our call centers, customer fulfillment centers and branch offices. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC’s “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

As of August 29, 2009, we had 939 direct sales representatives (including U.K. operations) who work out of the branches or call centers and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by taking our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 97 branch offices. There are 96 branch offices within the United States with locations in 40 states, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. During fiscal 2009, as part of our west coast expansion strategy, we opened a new branch near Sacramento, California.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which includes our complete line of products and the MSC Metalworking catalog. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists to customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

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

The number of pieces mailed has decreased from approximately 30.2 million in fiscal 2007 to approximately 28.6 million in fiscal 2009. While the circulation volume has decreased as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent, the quantity mailed from year to year fluctuates as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors.

	Fiscal Years Ended
	September 1, 2007 (53 Weeks)	August 30, 2008 (52 Weeks)	August 29, 2009 (52 Weeks)
Number of publication titles	126	123	120
Number of publications mailed	30,200,000	26,900,000	28,600,000

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

Information Systems

Our proprietary information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These proprietary information systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our proprietary information systems are also a key component of our eCommerce capabilities.

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

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language (“XML”) ordering system to support our customer based purchase order processing. We have developed a Windows®-based CD-ROM electronic catalog package and provide product information and ordering capabilities on the Internet. We also support a proprietary hardware and software platform in support of our VMI initiative which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. Our VMI and CMI capabilities function directly as front-end ordering systems for our E-portal based customers.

Our core systems run on an IBM iSeries platform and utilize disaster recovery techniques and procedures, which we believe are adequate to fulfill our needs and are consistent with this type of equipment. We believe that planned enhancements and upgrades to the next generation of our existing operating platforms will be sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Some of our competitors challenge us with a large variety of product offerings, financial resources, services or a combination of all of these factors. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

We generally experience slightly lower sales volumes during the summer months (our fourth fiscal quarter) as a result of our industrial customers’ plant shutdowns during this period.

Associates

As of August 29, 2009, we employed 4,193 associates (including U.K. operations), including 4,081 full-time and 112 part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

We file annual, quarterly and current reports, and other reports and documents with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company’s Internet address is http://www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards.

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

Our operating results are susceptible to uncertainties arising from the length and severity of the global economic recession, the timing and strength of an economic recovery, political and social unrest, and conditions in the United States industrial sector.

The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes and results of operations. The markets we serve have experienced significant declines in the current global economic downturn. As a result of the slowing economy, the credit market crisis, reduced consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, and other challenges affecting the global economy, our customers have experienced and may continue to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. These conditions have caused and may continue to cause our customers and potential customers to slow or reduce spending. These economic conditions also have caused and may continue to cause our competitors to drastically reduce prices or take unusual actions to gain a competitive edge, which has and may continue to put pressures on our operating margins. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although governments around the world have enacted various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs. If the worldwide economic downturn continues for a significant period or there is further deterioration in the global economy, our results of operations, financial position, and cash flows could be materially adversely affected.

We are particularly affected by conditions in the United States manufacturing sector, which accounts for a substantial portion of our revenues. If we do not effectively adjust our business to respond to changing economic conditions, including those affecting the United States industrial sector, our business could be negatively affected.

Events such as acts of terrorism, war, or similar unforeseen events, may adversely affect our ability to service our customers and our results of operations, although the impact of such events can be difficult to quantify.

We may encounter difficulties with acquisitions, which could harm our business.

In the future, we may pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including the following:

•	diversion of management’s attention from the normal operation of our business;
•	potential loss of key employees and customers of the acquired companies;
•	difficulties managing and integrating operations in geographically dispersed locations;
•	the potential for deficiencies in internal controls at acquired companies;
•	increases in our expenses and working capital requirements, which reduce our return on invested capital;
•	lack of experience operating in the geographic market or industry sector of the acquired business; and
•	exposure to unanticipated liabilities of acquired companies.

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

From time to time, since our formation, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customer.

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

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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

The terms of our unsecured credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have revolving credit and term loan borrowings outstanding under our unsecured credit facility. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, consummate certain mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. As of August 29, 2009, we are in compliance with the operating and financial covenants of the credit facility. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of our outstanding indebtedness ($193.5 million at August 29, 2009) and termination of revolving credit commitments under the facility. Our failure to repay this indebtedness when due would materially adversely affect our financial condition and results of operations.

Conditions in the capital markets could adversely affect our ability to borrow under our unsecured credit facility and could have a negative impact on our liquidity.

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

In the future, as part of our long term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration and intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, the opening of new customer fulfillment centers will have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center. Additionally, until sales volumes mature at new customer fulfillment centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new customer fulfillment centers could have a material adverse effect on our geographic expansion and may impact results of operations.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2009 and fiscal 2008, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common Stock has one vote per share and our Class B common Stock has 10 votes per share. As of October 20, 2009, the Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.9% of the outstanding shares of our Class A common stock, giving them control over approximately 80.9% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)(3)	706,000	October 1990
Elkhart, Indiana(2)	528,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(4)	79,000	June 1998

(1)	The related party lease for this facility expires on July 1, 2030.
(2)	These facilities are owned by MSC.
(3)	This facility was expanded during fiscal 2008.
(4)	This facility is leased.

We maintain 96 branch offices within the United States located in 40 States and one location in the United Kingdom. The branches range in size from 1,000 to 55,000 square feet. The leases for these branch offices will expire at various periods between October 2009 and June 2017. The aggregate annual lease payments on these branches and the Atlanta and Wednesbury customer fulfillment centers in fiscal 2009 were approximately $9.7 million.

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

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company’s behalf, against the Company as nominal defendant, and certain of the Company’s current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys’ fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as to those contained in the initial complaint. On or about January 26, 2009, the Company and the individually named defendants filed an answer to the amended complaint. On July 7, 2009, the Company entered into a Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of a proposed settlement between the parties in the Litigation (the “Settlement”). The Court has scheduled a hearing for October 30, 2009, to determine whether to approve the Settlement. The Stipulation provides for the Company to pay up to $0.8 million to plaintiff’s counsel for their attorneys’ fees and the reimbursement of their expenses, subject to Court approval of these fees and expenses, which amount the Company expects that its insurer will pay in full. If the Settlement is approved, the Litigation will be dismissed with prejudice against all defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended August 29, 2009.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MSC’s Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM.” MSC’s Class B common stock is not traded in any public market.

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from September 2, 2007 to August 29, 2009.

	Price of Class A Common Stock		Dividend per Share Common Stock Class A & Class B
Fiscal Year Ended August 29, 2009	High	Low
First Quarter – November 29, 2008	$53.68	$27.06	$0.20
Second Quarter – February 28, 2009	39.26	30.00	0.20
Third Quarter – May 30, 2009	42.37	26.72	0.20
Fourth Quarter – August 29, 2009	42.59	33.82	0.20

	Price of Class A Common Stock		Dividend per Share Common Stock Class A & Class B
Fiscal Year Ended August 30, 2008	High	Low
First Quarter – December 1, 2007	$53.56	$38.54	$0.18
Second Quarter – March 1, 2008	45.35	34.39	0.18
Third Quarter – May 31, 2008	54.58	37.01	0.18
Fourth Quarter – August 30, 2008	54.39	41.58	0.20

On July 10, 2003, the Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $0.80 and $0.74 per share for fiscal 2009 and fiscal 2008, respectively. This policy is reviewed regularly by the Board of Directors.

On October 2, 2009, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on November 13, 2009 to shareholders of record at the close of business on October 30, 2009. The dividend of $0.20 per share will result in a quarterly payout of approximately $12.6 million, based on the number of shares outstanding at October 20, 2009.

On October 20, 2009, the last reported sales price for MSC’s Class A common stock on the NYSE was $45.32 per share.

The approximate number of holders of record of MSC’s Class A common stock as of October 20, 2009 was 561. The number of holders of record of MSC’s Class B common stock as of October 20, 2009 was 25.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 29, 2009:

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/31/09 – 07/04/09	175	$34.53	—	3,005,657
07/05/09 – 08/01/09	—	—	—	3,005,657
08/02/09 – 08/29/09	—	—	—	3,005,657
Total	175	$34.53	—

(1)	During the three months ended August 29, 2009 the Company purchased an aggregate of 175 shares of our common stock as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program.
(2)	Activity is reported on a trade date basis.

(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of August 29, 2009, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 3,005,657 shares. There is no expiration date for this program.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of August 29, 2009 is as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Equity compensation plans (excluding Associate Stock Purchase Plan)	2,759,000	$33.65	987,000	(1)
Associate Stock Purchase Plan	—	—	380,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,759,000	$33.65	1,367,000

(1)	Represents shares available for future issuance under our 2005 Omnibus Equity Plan. Such shares may become subject to stock option grants or stock appreciation rights or may be issued directly as stock awards with such terms and conditions, performance requirements, restrictions, forfeiture provisions, contingencies and other limitations as determined by the plan administrator.

Performance Graph

The following stock price performance graph and accompanying information is not deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, regardless of any general incorporation language in any such filing.

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 28, 2004 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from August 28, 2004 through August 29, 2009

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MSC Industrial Direct Co., Inc., The S&P Midcap 400 Index
And The Dow Jones US Business Support Services Index

	8/28/04	8/27/05	8/26/06	9/1/07	8/30/08	8/29/09
MSC Industrial Direct Co., Inc.	$100.00	$115.99	$132.53	$180.84	$180.87	$145.20
S&P Midcap 400	$100.00	$124.81	$133.13	$155.07	$148.53	$121.54
Dow Jones US Business Support Services	$100.00	$111.74	$121.25	$142.55	$135.00	$107.12

Source: Research Data Group, Inc.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 1, 2007, August 30, 2008 and August 29, 2009 and the selected consolidated balance sheet data as of August 30, 2008 and August 29, 2009 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal year ended August 27, 2005 and August 26, 2006 and the selected consolidated balance sheet data as of August 27, 2005, August 26, 2006 and September 1, 2007 are derived from MSC’s audited consolidated financial statements not included herein. For the fiscal year ended August 26, 2006, the selected consolidated income statement data includes the effect of the J&L acquisition as of June 8, 2006, which was the acquisition date, and the selected consolidated balance sheet data includes J&L as of the fiscal year ended August 26, 2006.

	Fiscal Years Ended
	August 27, 2005 (52 Weeks)		August 26, 2006 (52 Weeks)		September 1, 2007 (53 Weeks)	August 30, 2008 (52 Weeks)	August 29, 2009 (52 Weeks)
	(In Thousands, Except per Share Data)
Consolidated Income Statement Data:
Net sales	$1,099,915		$1,317,519		$1,688,186	$1,779,841	$1,489,518
Gross profit	504,075		613,460		780,489	822,512	687,845
Operating expenses	326,415		392,594		489,606	502,984	483,127
Income from operations	177,660		220,866		290,883	319,528	204,718
Income taxes	69,484		85,381		105,564	117,116	76,818
Net income	112,270		136,389		173,930	196,243	125,122
Net income per common share:
Basic	1.65		2.04		2.64	3.08	2.02
Diluted	1.61		2.00		2.59	3.04	2.00
Weighted average common shares outstanding:
Basic	67,934		66,827		65,800	63,743	61,798
Diluted	69,889		68,319		67,057	64,659	62,580
Cash dividends declared per common share	$1.94	(2)	$0.54		$0.64	$0.74	$0.80
Consolidated Balance Sheet Data (at period end):
Working capital	$339,194		$374,746		$416,515	$378,305	$426,876
Total assets	651,598		1,014,298		1,075,327	1,102,726	1,157,547
Short-term debt	151		7,843		33,471	134,726	154,105
Long-term debt, net of current maturities	830		192,986		142,200	98,473	39,365
Shareholders’ equity	530,416		639,273		727,877	711,612	805,536
Selected Operating Data:(1)
Active customers	343		346	(3)	390	371	343
Approximate Number of SKUs	550		550	(3)	590	590	600
Orders entered	4,295		4,774		5,729	5,874	5,034
Number of publications mailed	28,600		29,600		30,200	26,900	28,600
Number of publication titles (not in thousands)	97		112		126	123	120

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
(2)	Includes a special dividend of $1.50 per share.
(3)	Excludes J&L America, Inc., which we acquired in June 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our goal is to become the preferred supplier of MRO supplies for companies throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force and increasing their productivity, and opening new branch offices;
•	selectively pursuing strategic acquisitions;
•	increasing the number of product lines and SKUs offered, including generic and imported products;
•	targeting the circulation and content of our master catalogs and our direct mail campaign;
•	continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive eCommerce capabilities, making it even easier and more appealing to do business with MSC;
•	providing next day delivery to all zip codes within the contiguous United States at no additional cost over standard MSC ground delivery charges; and
•	maintaining excellent customer support service.

During fiscal year 2009 and the second half of fiscal year 2008, the global economic recession negatively impacted our business. During the first half of fiscal 2008 and all of fiscal year 2007, we benefited from a strong United States economy as well as the execution of our growth strategies to increase revenues. For the year ended August 29, 2009, net sales decreased 16.3% over the 2008 fiscal year, and fiscal 2008 sales increased 5.4% (7.5% on an average daily sales basis) over the 2007 fiscal year, which consisted of 53 weeks. In fiscal 2009, severe disruptions in the financial markets, together with continued tightening in the credit markets had a significant impact on our sales as this affected our customers’ profitability levels and ability to raise debt or equity capital. This reduced the amount of liquidity available to our customers which, in turn, limited their ability to make purchases. We expect this trend to continue, but to a lesser extent. This global economic recession has impacted both our core manufacturing customers and our national account and government program (the “Large Account Customer”). There is also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Despite the current economic environment, we will continue to focus on expanding our Large Account Customer sectors, which have become important components of our overall customer mix, revenue base, and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we are diversifying our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to our focus on our Large Account Customer sectors, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases and branch openings based on economic conditions. During fiscal 2009, we opened a new branch in the Sacramento, California area with its own sales force as part of our continued west coast expansion strategy. Sales related to the new branch did not have a significant impact on our total sales for fiscal 2009. We have increased the number of field sales associates to 939 (including U.K. operations) at August 29, 2009 compared to 912 (including U.K. operations) at August 30, 2008.

Gross margin remained constant in fiscal 2009 and fiscal 2008 at 46.2%. This is driven by our increase in pricing on certain SKUs, offset by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constitute a larger portion of our total sales. The decrease in net sales contributed to a decrease in gross profit. However, as a result of strong inventory management and accounts receivable collections, we achieved another year of increased cash flows. As a result, we were able to return $49.9 million to shareholders in the form of dividends and made scheduled repayments of $43.7 million of our debt.

Operating expenses decreased 3.9% in fiscal 2009 compared to fiscal 2008. This is a result of a decrease in the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions, decreased freight expenses due to lower sales, and a decrease in sales associate commissions as a result of decreased sales. This is partially offset by an increase in payroll. This increase in payroll is primarily due to an increase in the field sales force compensation relating to additional sales force associates hired during the fiscal fourth quarter of 2008 and fiscal 2009, partially offset by the cost savings related to reduced workforce hours in the customer fulfillment centers, call-centers, and branches. As a result of the decrease in net sales, our operating margins decreased to 13.7% for fiscal 2009 as compared to 18.0% in fiscal 2008.

During fiscal 2009, we increased direct mail advertising levels compared to fiscal 2008 levels, as a result of developing programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 29, 2009 was approximately 343,000. Over the last two fiscal years, the number of active customers has declined due to a combination of economic factors that impacted smaller customers and a reduction in direct marketing activities with customers that did not generate a positive return on investment.

We will continue to work proactively to manage and control discretionary spending as we closely monitor economic conditions. In an effort to reduce operating expenses, the Company has implemented several cost containment measures. In general, except for certain strategic hiring opportunities, the Company has instituted strict restrictions on all hiring. In addition, effective January 1, 2009, the Company implemented a salary freeze for all associates and effective in March 2009, the Company reduced its workforce hours in the customer fulfillment centers, call-centers, and branches, and temporarily suspended its matching contribution under its 401(k) savings plan for all associates. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next 12 months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the United States manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2009, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. The ISM index trended below 50.0% for most of fiscal 2009, which is indicative of an economic slowdown in the manufacturing sector. Although the index has increased to 52.6% for the month of September 2009, there still remains uncertainty relating to the current economic environment. We believe that the impact of volatile energy prices and raw material costs, the credit crisis, along with the general condition of the United States and global economy, will continue to have an adverse effect on our sales growth and margins. We are uncertain as to the long term impact of this economic cycle but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to extend credit to our credit worthy customers during this credit crisis, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We also believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our CMI and VMI programs.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Net Sales	$1,489,518	$1,779,841	(16.3%)	$1,779,841	$1,688,186	5.4%

Net sales decreased 16.3%, or approximately $290 million for the fiscal year ended 2009. We estimate that this decrease is comprised of a core business decline of approximately $290 million and a decline in our Large Account Customer programs of approximately $38 million, partially offset by approximately $38 million related to our increase in prices on certain SKUs.

Net sales increased 5.4%, or approximately $92 million, and based on average daily sales increased 7.5% for the fiscal year ended 2008 as compared with fiscal 2007. Of this amount, we estimated approximately $14 million was attributable to our increase in prices on SKUs based on market conditions in accordance with our pricing strategy. In addition, we estimated approximately $55 million of the net sales growth for the fiscal year ended 2008 was attributable to our Large Account Customer programs. The remaining $23 million of net sales growth was primarily a result of an increase in sales to our new and existing core accounts.

The global economic recession has negatively impacted our net sales, as mentioned above, and also has resulted in a decrease in average order size to approximately $306 in fiscal 2009 from $311 in fiscal 2008. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $430.9 million for fiscal 2009, representing 28.9% of consolidated net sales, compared to sales of $476.5 million for fiscal 2008, representing 26.8% of consolidated net sales.

We grew our field sales associate headcount to 939 at August 29, 2009, an increase of approximately 3.0% from field sales associates of 912 at August 30, 2008, and an increase of approximately 15.4% from field sales associates of 814 at September 1, 2007, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2009 is the sales team for the Sacramento, California branch that opened in fiscal 2009, as part of our west coast expansion. Also, included in the sales force numbers in fiscal 2009 and fiscal 2008 are the sales teams for the Salt Lake City, Utah, Portland, Oregon, and Seattle, Washington area branches that opened in fiscal 2008. Sales related to the new branches did not have a significant impact on our total sales during fiscal 2009 and fiscal 2008. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions and our growth investment programs.

We introduced approximately 20,000 new SKUs in our fiscal 2009 catalog and removed approximately 15,000 SKUs. In the fiscal 2010 MSC catalog, distributed in September 2009, we added approximately 21,000 new SKUs and removed approximately 22,000 SKUs. We believe that the new SKUs improve the overall quality of our offering.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Gross Profit	$687,845	$822,512	(16.4%)	$822,512	$780,489	5.4%
Gross Profit Margin	46.2%	46.2%		46.2%	46.2%

Gross profit margins remained the same for fiscal years 2009, 2008, and 2007. This is primarily a result of increases in pricing on certain SKUs based on market conditions and offset by supplier cost increases on certain products and the change in customer and product mix as our Large Account Customers, which generate lower margins and which also purchase more of our lower margin products, continue to increase as a percentage of our total sales. During the fiscal year 2009, gross margin slightly decreased sequentially based on economic and competitive conditions.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Operating Expenses	$483,127	$502,984	(3.9%)	$502,984	$489,606	2.7%
Percentage of Net Sales	32.4%	28.3%		28.3%	29.0%

The decrease in operating expenses in dollars for fiscal 2009 as compared to fiscal 2008 was a result of a decrease in the Company’s annual incentive plan bonus accrual as a result of the Company’s performance relating to the current economic conditions, decreased freight expenses due to lower sales, and a decrease in sales associate commissions as a result of decreased sales. This was partially offset by an increase in payroll, primarily due to an increase in the field sales force.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs, excluding sales commissions, increased for fiscal 2009 as compared to fiscal 2008, primarily as a result of an increase in headcount and annual payroll increases, partially offset by the reduction in associate hours in volume sensitive areas, such as fulfillment and call centers. The increase in headcount is primarily the result of the increase in sales associates as part of our overall growth strategy to build sales. We will continue to manage the timing of sales force headcount increases based on economic conditions and our growth investment programs. However, as a result of the current economic conditions and the Company’s implementation of hiring restrictions, total headcount decreased during fiscal 2009.

The increase in the operating expenses as a percentage of net sales for fiscal 2009 as compared to fiscal 2008 was primarily due to our increased payroll costs in addition to various fixed costs distributed over a smaller revenue base.

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

Payroll and payroll related costs increased in fiscal 2008 compared to fiscal 2007 primarily as a result of increases in headcount and annual payroll increases. The increase in headcount was primarily the result of increased sales associates as part of our overall growth strategy to build sales as well as increased personnel in our customer fulfillment centers and branches to handle the increased sales volume. The increase was also due to product sourcing and Internet initiatives, as well as spending on growth development programs. For fiscal 2008, the increase in these expenses were offset by the extra week in fiscal 2007 and a reduction in the annual bonus expense accrual as the fiscal 2008 annual bonus payout was at lower levels than in fiscal 2007.

The decrease in operating expenses as a percentage of net sales for fiscal 2008, as compared to fiscal 2007, was primarily a result of productivity gains, the allocation of fixed expenses over a larger revenue base, and the Company’s cost containment initiatives.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Income from Operations	$204,718	$319,528	(35.9%)	$319,528	$290,883	9.8%
Percentage of Net Sales	13.7%	18.0%		18.0%	17.2%

Income from operations for fiscal 2009 was $204.7 million, a decrease of $114.8 million, or 35.9% compared to fiscal 2008, and as a percentage of net sales, decreased to 13.7% in fiscal 2009 from 18.0% in fiscal 2008. The decrease in income from operations for fiscal 2009 as compared to fiscal 2008 was primarily attributable to the decrease in net sales, offset in part by the decrease in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the distribution of expenses over a smaller revenue base.

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

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Interest Expense	$(3,629)	$(8,376)	(56.7%)	$(8,376)	$(12,598)	(33.5%)

The decrease in interest expense for fiscal 2009 compared to fiscal 2008 is primarily due to lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the fiscal year ended August 29, 2009 were approximately $207.5 million compared to approximately $200.6 million for the fiscal year ended August 30, 2008. The increase in the average loan balance resulted from draw downs of the credit line commitment to enable the Company to maintain a highly liquid position during the current economic environment, offset by scheduled term loan payments.

The decrease in interest expense for fiscal 2008 compared to fiscal 2007 was a result of lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the fiscal year ended August 30, 2008 were approximately $200.6 million compared to approximately $200.7 million for the fiscal year ended September 1, 2007.

The outstanding borrowings were $193.5 million and $233.2 million at August 29, 2009 and August 30, 2008, respectively.

Other Income, Net

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Other Income, Net	$31	$1,558	(98.0%)	$1,558	$270	477.0%

Other income, net for fiscal 2008 included a gain of $1.6 million on the sale of our 50% interest in certain commercial property to a related party.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands)
Provision for Income Taxes	$76,818	$117,116	(34.4%)	$117,116	$105,564	10.9%
Effective Tax Rate	38.0%	37.4%		37.4%	37.8%

Our fiscal 2009 effective tax rate was 38.0% compared to 37.4% in fiscal 2008. The rate increase is primarily attributable to an increase in the effective State tax rate.

Our fiscal 2008 effective tax rate was 37.4% compared to 37.8% in fiscal 2007. The rate decrease is primarily attributable to a decrease in the State tax rate.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 29, 2009	August 30, 2008	Percentage Change	August 30, 2008	September 1, 2007	Percentage Change
	(Dollars in Thousands, Except per Share Data)
Net Income	$125,122	$196,243	(36.2%)	$196,243	$173,930	12.8%
Diluted Earnings Per Share	$2.00	$3.04	(34.2%)	$3.04	$2.59	17.4%

The results which affected net income and diluted earnings per share for fiscal 2009 and fiscal 2008 as compared to prior periods have been discussed above. We repurchased approximately 4.6 million shares of our Class A common stock in fiscal 2008. As a result of the stock repurchase, we were able to reduce the weighted average shares outstanding in fiscal 2009 and fiscal 2008.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of MSC’s last eight fiscal quarters.

	Fiscal Year Ended August 29, 2009				Fiscal Year Ended August 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands, Except per Share Data)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$433,022	$351,910	$350,489	$354,097	$437,554	$436,486	$457,238	$448,563
Gross profit	204,074	163,799	161,019	158,953	202,570	203,058	210,445	206,439
Income from operations	74,428	43,242	45,241	41,807	77,970	78,615	84,813	78,130
Net income	45,095	26,278	27,755	25,994	46,866	47,460	51,385	50,532
Net income per share:
Basic	0.73	0.43	0.45	0.42	0.71	0.74	0.82	0.81
Diluted	0.72	0.42	0.44	0.41	0.70	0.73	0.81	0.80

We have generally experienced slightly lower sales volumes during the summer months. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods.

Liquidity and Capital Resources

As of August 29, 2009, we held $225.6 million in cash and cash equivalent funds. As of August 29, 2009, cash equivalents consisted of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the cost of an acquisition, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At August 29, 2009, total borrowings outstanding were $193.5 million, as compared to $233.2 million at August 30, 2008.

We have an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) that expire on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at August 29, 2009. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rates in effect at August 29, 2009 and August 30, 2008 were 0.69% and 2.86%, respectively. These interest rates generally reset every thirty days, although, sixty, ninety and one hundred eighty day increments are available. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are due on June 8, 2011.

At August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $98.1 million. Remaining payments consist of quarterly installments of approximately $12.8 million in each of the three quarters commencing in September 2009, $20.5 million in each of the following two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 29, 2009 was 0.79%.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 29, 2009, we were in compliance with the operating and financial covenants of the Credit Facility.

On February 7, 2008, we issued a Promissory Note (the “Note”), effective as of January 17, 2008. Pursuant to the Note, we were able to borrow from the lender, in the lender’s sole discretion, up to $50.0 million. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at our option, at (a) the prime rate as is publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter of fiscal 2008, we borrowed and repaid $30.0 million under the Note. The Note terminated on March 11, 2008. The primary purpose of this borrowing was to provide temporary access to funding until our revolving credit line commitment under our Credit Facility was extended to $150.0 million.

Net cash provided by operating activities for the fiscal years ended August 29, 2009 and August 30, 2008 was $285.4 million and $218.6 million, respectively. The increase of approximately $66.8 million in net cash provided from operations resulted primarily from reductions in inventory levels, a decrease in accounts receivable, and a smaller decline in accounts payable and accrued liabilities, offset by lower net income. Net cash provided by operating activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $218.6 million and $165.2 million, respectively. The increase of approximately $53.4 million in net cash provided from operations resulted primarily from higher net income, a decline in inventory, and a decrease in the growth of accounts receivable, offset by a decline in accounts payable and accrued liabilities.

Net cash used in investing activities for the fiscal years ended August 29, 2009 and August 30, 2008 was $22.3 million and $19.1 million, respectively. The increase of approximately $3.2 million resulted primarily from the increase in expenditures for property, plant and equipment in fiscal 2009.

Net cash used in investing activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $19.1 million and $39.2 million, respectively. The decrease of approximately $20.1 million resulted primarily from the cash paid for the J&L acquisition in fiscal 2007 and a decrease in expenditures for property, plant and equipment in fiscal 2008.

Net cash used in financing activities for the fiscal years ended August 29, 2009 and August 30, 2008 was $80.3 million and $164.3 million, respectively. The decrease of approximately $84.0 million in net cash used in financing activities was primarily attributable to a decrease in the repurchases of shares of Class A common stock in fiscal 2009 of approximately $186.0 million, offset by the decline in net proceeds under the revolving loans from the Credit Facility and promissory note of approximately $87.0 million and an increase in the repayments of notes payable under the Credit Facility and other notes of approximately $10.3 million.

Net cash used in financing activities for the fiscal years ended August 30, 2008 and September 1, 2007 was $164.3 million and $126.0 million, respectively. The increase of approximately $38.3 million in net cash used in financing activities was primarily attributable to an increase in the repurchases of shares of Class A common stock of approximately $105.7 million, an increase in the quarterly cash dividends paid to shareholders of approximately $5.3 million, an increase in repayments of notes payable under the Credit Facility and other notes of approximately $8.3 million, offset by the increase in net proceeds under the revolving loan from the Credit Facility and promissory note of $91.0 million.

The Board of Directors has established the MSC stock repurchase plan (the “Plan”), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5.0 million shares. On January 8, 2008, when the remaining shares available to be repurchased under the Plan was approximately 1.9 million shares, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7.0 million shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under the Plan, we did not repurchase any shares of our Class A common stock in the open market in fiscal 2009. We repurchased approximately 4.6 million shares of our Class A common stock in the open market for $187.2 million in fiscal 2008. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 79,000 and 66,000 shares of treasury stock during fiscal 2009 and fiscal 2008, respectively, to fund our associate stock purchase plan.

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. We paid dividends to shareholders totaling $49.9 million and $47.6 million, in fiscal 2009 and fiscal 2008, respectively.

On October 2, 2009, the Board of Directors declared a quarterly dividend of $0.20 per share payable on November 13, 2009 to shareholders of record at the close of business on October 30, 2009. The dividend of $0.20 per share will result in a quarterly payout of approximately $12.6 million, based on the number of shares outstanding at October 20, 2009.

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

Contractual Obligations

We are affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). We paid rent under operating leases to the Affiliates of approximately $2.3 million, $1.9 million, and $1.7 million for fiscal years 2009, 2008, and 2007, respectively, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office located in Pawtucket, Rhode Island. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximated fair market value at their inception.

The following table summarizes our contractual obligations at August 29, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease obligations with non-Affiliates(1)	$40,531	$11,650	$18,448	$7,149	$3,284
Operating lease obligations with Affiliates(1)	50,446	2,298	4,497	4,588	39,063
Total operating leases	90,977	13,948	22,945	11,737	42,347
Notes payable	193,470	154,105	39,365	—	—
Total	$284,447	$168,053	$62,310	$11,737	$42,347

(1)	Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2013.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective September 15, 2009 and will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (“IFRS”), which is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”), by U.S. issuers in 2014. The roadmap also contained proposed rule changes that would permit early adoption by a limited number of eligible U.S. issuers beginning with filings in 2010. According to the roadmap, the SEC would make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS as well as the ongoing convergence efforts of the FASB and the IASB.

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

Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company’s unvested restricted stock is considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share pursuant to the two-class method, and restate all prior periods if required. This change will not affect previously reported consolidated net earnings or net cash flows from operations. Under the two-class method, earnings will be allocated between common stock and participating securities, resulting in lower earnings per share. Refer to the table below for further analysis of the impact adoption would have had on our fiscal 2009 earnings per share.

	Fiscal 2009 Quarter Ended				Fiscal 2009 Year Ended August 29, 2009
	November 29, 2008	February 28, 2009	May 30, 2009	August 29, 2009
Earnings Per Share as previously reported:
Basic	$0.73	$0.43	$0.45	$0.42	$2.02
Diluted	$0.72	$0.42	$0.44	$0.41	$2.00
Earnings Per Share Two-class method:
Basic	$0.73	$0.42	$0.45	$0.42	$2.01
Diluted	$0.72	$0.42	$0.44	$0.41	$1.99

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect this adoption will have a material impact, if any, on its results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective August 31, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The Company does not expect that the adoption of the provisions of SFAS No. 157, when it is applied to non-financial assets and non-financial liabilities, which was deferred for the Company until the first quarter of fiscal 2010 by FSP 157-2, will have a material impact, if any, on the Company’s results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have an unsecured Credit Facility that consists of a revolving credit line commitment and term loan facility that expire on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at August 29, 2009. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rates in effect at August 29, 2009 and August 30, 2008 were 0.69% and 2.86%, respectively. These interest rates generally reset every thirty days, although, sixty, ninety and one hundred eighty day increments are available. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are due on June 8, 2011.

At August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $98.1 million. Remaining payments consist of quarterly installments of approximately $12.8 million in each of the following three quarters commencing in September 2009, $20.5 million in each of the following two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 29, 2009 was 0.79%.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 29, 2009, we were in compliance with the operating and financial covenants of the Credit Facility.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents. Based on current debt levels, each 50 basis point change in interest rates would have a corresponding effect on our annual interest expense of approximately $1.0 million as of August 29, 2009. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 29, 2009 and August 30, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
October 22, 2009

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	August 29, 2009	August 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$225,572	$42,843
Accounts receivable, net of allowance for doubtful accounts of $5,863 and $6,002, respectively	165,368	216,407
Inventories	246,649	320,434
Prepaid expenses and other current assets	17,169	19,185
Deferred income taxes	27,956	23,807
Total current assets	682,714	622,676
Property, plant and equipment, net	131,885	128,931
Goodwill	271,765	272,143
Identifiable intangibles, net	55,766	62,885
Other assets	15,417	16,091
Total assets	$1,157,547	$1,102,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit notes	$95,000	$91,000
Current maturities of long-term notes payable	59,105	43,726
Accounts payable	55,345	54,511
Accrued liabilities	46,388	55,134
Total current liabilities	255,838	244,371
Long-term notes payable	39,365	98,473
Deferred income taxes and tax uncertainties	56,808	48,270
Total liabilities	352,011	391,114
Commitments and contingencies
Shareholders’ equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,868,631 and 59,320,412 shares issued, 44,247,972 and 43,640,352 shares outstanding, respectively	47	59
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	336,092	431,330
Retained earnings	577,321	758,347
Accumulated other comprehensive loss	(2,068)	(676)
Class A treasury stock, at cost, 2,620,659 and 15,680,060 shares, respectively	(105,874)	(477,466)
Total shareholders’ equity	805,536	711,612
Total liabilities and shareholders’ equity	$1,157,547	$1,102,726

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Net Income per Share Data)

	For the Fiscal Years Ended
	August 29, 2009 (52 Weeks)	August 30, 2008 (52 Weeks)	September 1, 2007 (53 Weeks)
Net sales	$1,489,518	$1,779,841	$1,688,186
Cost of goods sold	801,673	957,329	907,697
Gross profit	687,845	822,512	780,489
Operating expenses	483,127	502,984	489,606
Income from operations	204,718	319,528	290,883
Other (expense) income:
Interest expense	(3,629)	(8,376)	(12,598)
Interest income	820	649	939
Other income, net	31	1,558	270
	(2,778)	(6,169)	(11,389)
Income before provision for income taxes	201,940	313,359	279,494
Provision for income taxes	76,818	117,116	105,564
Net income	$125,122	$196,243	$173,930
Per share information:
Net income per common share:
Basic	$2.02	$3.08	$2.64
Diluted	$2.00	$3.04	$2.59
Weighted average shares used in computing net income per common share:
Basic	61,798	63,743	65,800
Diluted	62,580	64,659	67,057

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended August 29, 2009, August 30, 2008, and September 1, 2007
(In Thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance, August 26, 2006	57,476	$57	18,840	$19	$379,630	$477,305	$27	9,389	$(217,765)	$639,273
Exchange of Class B common stock for Class A common stock	450	1	(450)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $8,055	776	1	—	—	20,649	—	—	—	—	20,650
Common stock issued under associate stock purchase plan	—	—	—	—	544	776	—	(70)	1,386	2,706
Grant of restricted common stock, net of cancellation	113	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	8,173	—	—	—	—	8,173
Purchase of treasury stock	—	—	—	—	—	—	—	1,807	(75,224)	(75,224)
Cash dividends paid on Class A common stock	—	—	—	—	—	(30,240)	—	—	—	(30,240)
Cash dividends paid on Class B common stock	—	—	—	—	—	(12,058)	—	—	—	(12,058)
Net income	—	—	—	—	—	173,930	—	—	—	173,930
Cumulative translation adjustment	—	—	—	—	—	—	667	—	—	667
Comprehensive income										174,597
Balance, September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$727,877
Exercise of common stock options, including income tax benefits of $3,526	385	—	—	—	10,558	—	—	—	—	10,558
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(66)	1,301	2,698
Grant of restricted common stock, net of cancellation	120	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	10,379	—	—	—	—	10,379
Purchase of treasury stock	—	—	—	—	—	—	—	4,620	(187,164)	(187,164)
Cash dividends paid on Class A common stock	—	—	—	—	—	(34,000)	—	—	—	(34,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(13,609)	—	—	—	(13,609)
Net income	—	—	—	—	—	196,243	—	—	—	196,243
Cumulative translation adjustment	—	—	—	—	—	—	(1,370)	—	—	(1,370)
Comprehensive income										194,873
Balance, August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$711,612
Exercise of common stock options, including income tax benefits of $1,608	364	1	—	—	7,730	—	—	—	—	7,731
Common stock issued under associate stock purchase plan	—	—	—	—	804	—	—	(79)	1,840	2,644
Grant of restricted common stock, net of cancellation	199	—	—	—	—	—	—	—	—	—
Share based payment expense	—	—	—	—	10,904	—	—	—	—	10,904
Purchase of treasury stock	—	—	—	—	—	—	—	34	(1,206)	(1,206)
Retirement of treasury stock	(13,014)	(13)	—	—	(114,676)	(256,269)	—	(13,014)	370,958	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(35,167)	—	—	—	(35,167)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,712)	—	—	—	(14,712)
Net income	—	—	—	—	—	125,122	—	—	—	125,122
Cumulative translation adjustment	—	—	—	—	—	—	(1,392)	—	—	(1,392)
Comprehensive income										123,730
Balance, August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended August 29, 2009, August 30, 2008 and September 1, 2007
(In Thousands)

	For the Fiscal Years Ended
	August 29, 2009 (52 Weeks)	August 30, 2008 (52 Weeks)	September 1, 2007 (53 Weeks)
Cash flows from operating activities:
Net income	$125,122	$196,243	$173,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,950	27,349	26,031
Stock-based compensation	10,904	10,379	8,173
Gain on sale of property, plant and equipment	—	(1,619)	—
Loss on disposal of property, plant and equipment	—	3	153
Provision for doubtful accounts	4,247	2,459	4,800
Deferred income taxes and tax uncertainties	4,389	11,205	(1,765)
Excess tax benefits from stock-based compensation	(1,782)	(3,273)	(7,689)
Changes in operating assets and liabilities:
Accounts receivable	45,877	(15,638)	(22,813)
Inventories	72,868	16,991	(39,484)
Prepaid expenses and other current assets	1,932	1,485	638
Other assets	263	(1,874)	2,336
Accounts payable and accrued liabilities	(5,322)	(25,155)	20,873
Total adjustments	160,326	22,312	(8,747)
Net cash provided by operating activities	285,448	218,555	165,183
Cash flows from investing activities:
Cash used in business acquisition	—	—	(12,734)
Expenditures for property, plant and equipment	(22,740)	(20,839)	(26,457)
Proceeds from sale of property, plant and equipment	448	1,711	—
Net cash used in investing activities	(22,292)	(19,128)	(39,191)
Cash flows from financing activities:
Purchases of treasury stock	(1,206)	(187,187)	(81,534)
Payment of cash dividends	(49,879)	(47,609)	(42,298)
Excess tax benefits from stock-based compensation	1,782	3,273	7,689
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,644	2,698	2,706
Proceeds from exercise of Class A common stock options	6,123	7,032	12,596
Net proceeds under revolving loans from credit facility and promissory note	4,000	91,000	—
Repayments of notes payable under the credit facility and other notes	(43,729)	(33,472)	(25,158)
Net cash used in financing activities	(80,265)	(164,265)	(125,999)
Effect of foreign exchange rate changes on cash and cash equivalents	(162)	(116)	86
Net increase in cash and cash equivalents	182,729	35,046	79
Cash and cash equivalents, beginning of year	42,843	7,797	7,718
Cash and cash equivalents, end of year	$225,572	$42,843	$7,797
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$65,911	$112,064	$102,627
Cash paid during the year for interest	$4,044	$8,113	$12,050

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

1. Business

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with headquarters in Melville, New York. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 97 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal years 2009, 2008 and 2007 contain activity for 52 weeks, 52 weeks, and 53 weeks, respectively.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 343,000 active customer accounts at August 29, 2009. The Company sells its products primarily to end-users. The Company’s customers are primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

The Company maintains the majority of its cash and cash equivalents with high quality financial institutions. Deposits held with banks may exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

Allowance for Doubtful Accounts

The Company establishes reserves for customer accounts that are deemed uncollectible. The method used to estimate the allowances is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of our slow-moving or obsolete inventories quarterly. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Goodwill decreased $378 in fiscal 2009 and decreased $663 in fiscal 2008, related to an acquisition accrual reduction. The Company tests goodwill for impairment during its fiscal fourth quarter using the two-step process prescribed in SFAS No. 142. Based on the impairment tests performed, there was no impairment of goodwill for fiscal years 2009, 2008 and 2007.

The components of the Company’s other intangible assets for the fiscal years ended August 29, 2009 and August 30, 2008 are as follows:

	Weighted Average Useful Life (In Years)	For the Fiscal Years Ended
		August 29, 2009		August 30, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	10	$50,300	$(16,347)	$50,300	$(11,317)
Contract Rights	10	23,100	(7,508)	23,100	(5,198)
Trademarks and License Agreement	Indefinite	6,221	—	6,000	—
Total		$79,621	$(23,855)	$79,400	$(16,515)

Amortization expense of the Company’s intangible assets was $7,340, $7,947, and $7,780 for the fiscal years ended August 29, 2009, August 30, 2008, and September 1, 2007, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $7,340 per annum.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2009, 2008 and 2007.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($13,587 and $13,927 at August 29, 2009 and August 30, 2008, respectively) and included in other assets in the Company’s consolidated balance sheets in accordance with SOP 93-7, “Reporting on Advertising Costs.” These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses was approximately $22,225, $21,369 and $22,114 for the fiscal years ended August 29, 2009, August 30, 2008 and September 1, 2007, respectively.

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

Shipping and Handling Costs

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $72,571, $80,017, and $75,701 for the fiscal years ended August 29, 2009, August 30, 2008 and September 1, 2007, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. Group health plan expense for fiscal 2009, 2008 and 2007 was approximately $30,897, $29,934, and $30,185, respectively.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), the Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company uses the Black-Scholes option pricing model to determine the grant date fair value and recognizes compensation expense on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2009, fiscal 2008 and fiscal 2007 were $5,342, $6,251 and $5,650, respectively. Tax benefits related to this expense for fiscal 2009, fiscal 2008 and fiscal 2007 were $1,959, $1,968 and $1,586, respectively. The tax benefit recorded for the stock-based option expense is at a lower rate than the Company’s current effective tax rate because a portion of the options are Incentive Stock Options (“ISO”). In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. The Company has not granted any ISO options since March 2004. Instead, the Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

Stock-based compensation expense recognized for unvested restricted stock awards was $5,562, $4,128 and $2,523 for the fiscal years ended August 29, 2009, August 30, 2008 and September 1, 2007, respectively.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind). The Company leases a distribution center located in Atlanta, Georgia from one Affiliate and leases a branch office in Pawtucket, Rhode Island from the other Affiliate. During the third quarter of fiscal 2008, the Company and the landlord negotiated an amendment to the existing lease on the Atlanta distribution center, with respect to a 172,000 square foot expansion of this facility, which included the landlord paying approximately $5,400 for the cost of the expansion and the term of the lease was extended to 2030. As a result of periodic escalations, monthly payments ranged from approximately $186 to $218 over the term of the lease. All other material terms of the lease agreement remained unchanged. Based on local market terms and data compiled by an independent real estate consultant, we believe this transaction was on arm’s length terms. See Note 11 for a discussion of leases with related parties.

The Company recorded a gain in the amount of $1,619 during the fiscal year ended August 30, 2008 on the sale of its 50% interest in certain commercial property. The buyer was the owner of the remaining 50% interest in the property and is an entity owned and controlled by Mitchell Jacobson and Marjorie Gershwind. The terms of the sale were negotiated on an arms’-length basis.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s debt, the majority of which are carried at a

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company’s fair value of long-term obligations was not significantly different than the carrying values at August 29, 2009 and August 30, 2008.

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

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 29, 2009	August 30, 2008	September 1, 2007
Net income, as reported	$125,122	$196,243	$173,930
Cumulative translation adjustment	(1,392)	(1,370)	667
Comprehensive income	$123,730	$194,873	$174,597

Website Development Costs

The Company complies with the provisions of EITF Issue 00-02, “Accounting for Web Site Development Costs.” This standard categorizes certain costs as an internal use of software, which would be subject to the requirements of SOP 98-1, while other costs would be subject to capitalization or expense pursuant to SOP 93-7.

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. On September 2, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. The amounts of unrecognized tax benefits, exclusive of interest and penalties, that would affect the effective tax rate were $6,733 and $5,822 as of August 29, 2009 and August 30, 2008, respectively.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) branch are not significant to the Company’s total operations, and for fiscal 2009, the U.K. operations represented less than 3% of the Company’s consolidated net sales. Net sales for the U.K. operations were $33,511 in fiscal 2009 and $45,070 in fiscal 2008.

Segment Reporting

The Company’s results of operations are reviewed by the Chief Executive Officer and the Chief Financial Officer on a consolidated basis and the Company operates in only one segment.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for periods ending after September 15, 2009 and will not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (“IFRS”), which is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”), by U.S. issuers in 2014. The roadmap also contained proposed rule changes that would permit early adoption by a limited number of eligible U.S. issuers beginning with filings in 2010. According to the roadmap, the SEC would make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS as well as the ongoing convergence efforts of the FASB and the IASB.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (the “FSP”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company’s unvested restricted stock awards are considered a participating security. Therefore, the Company, upon adoption, will calculate earnings per share pursuant to the two-class method, and restate all prior periods if required. This change will not affect previously reported consolidated net earnings or net cash flows from operations. Under the two-class method, earnings will be allocated between common stock and participating securities, resulting in lower earnings per share. Refer to the table below for further analysis of the impact adoption would have had on our fiscal 2009 earnings per share.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

	Fiscal 2009 Quarter Ended				Fiscal 2009 Year Ended August 29, 2009
	November 29, 2008	February 28, 2009	May 30, 2009	August 29, 2009
Earnings Per Share as previously reported:
Basic	$0.73	$0.43	$0.45	$0.42	$2.02
Diluted	$0.72	$0.42	$0.44	$0.41	$2.00
Earnings Per Share Two-class method:
Basic	$0.73	$0.42	$0.45	$0.42	$2.01
Diluted	$0.72	$0.42	$0.44	$0.41	$1.99

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect this adoption to have a material impact, if any, on its results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective August 31, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The Company does not expect that the adoption of the provisions of SFAS No. 157, when it is applied to non-financial assets and non-financial liabilities, which was deferred for the Company until the first quarter of fiscal 2010 by FSP 157-2, will have a material impact, if any, on the Company’s results of operations or financial condition.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent Events

Subsequent events have been evaluated through October 22, 2009; the date the financial statements were issued.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

3. Fair Value

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

As of August 29, 2009, the only assets that the Company held that are required to be measured at fair value on a recurring basis are cash equivalents consisting of money market funds for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $198,702.

4. Net Income per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and shares underlying convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of income.

The following provides a reconciliation of information used in calculating the net income per common share amounts for the fiscal years ended August 29, 2009, August 30, 2008 and September 1, 2007, respectively:

	For the Fiscal Years Ended
	August 29, 2009	August 30, 2008	September 1, 2007
Numerator:
Net income	$125,122	$196,243	$173,930
Denominator:
Weighted average shares outstanding	61,798	63,743	65,800
Effect of dilutive associate stock options	782	916	1,257
Adjusted weighted average shares outstanding for diluted earnings per share	62,580	64,659	67,057
Net income per common share:
Basic	$2.02	$3.08	$2.64
Diluted	$2.00	$3.04	$2.59

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

4. Net Income per Share  – (continued)

Stock options relating to the acquisition of 1,414 shares of common stock were outstanding at August 29, 2009, but were not included in the computation of diluted earnings per share for the fiscal year then ended as they were anti-dilutive. There were no stock options outstanding excluded from the computation of diluted earnings per share for the fiscal years ended August 30, 2008 and September 1, 2007.

5. Property, Plant and Equipment

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 29, 2009	August 30, 2008
Land	—	$11,527	$11,563
Building and improvements	40	79,137	78,704
Leasehold improvements	The lesser of lease term or 31.5	4,276	3,452
Furniture, fixtures and equipment	3 – 15	104,847	92,407
Automobiles	5	359	359
Computer systems, equipment and software	3 – 5	103,045	94,973
		303,191	281,458
Less: accumulated depreciation and amortization		171,306	152,527
Total		$131,885	$128,931

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $1,100 and $1,142 at August 29, 2009 and August 30, 2008, respectively.

Depreciation expense was $19,610, $19,329 and $18,080 for the fiscal years ended August 29, 2009, August 30, 2008, and September 1, 2007, respectively.

6. Income Taxes

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 29, 2009	August 30, 2008	September 1, 2007
Current:
Federal	$63,190	$98,820	$92,908
State and local	10,343	13,321	14,421
	73,533	112,141	107,329
Deferred:
Federal	3,348	4,598	(1,601)
State and local	(63)	377	(164)
	3,285	4,975	(1,765)
Total	$76,818	$117,116	$105,564

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

6. Income Taxes  – (continued)

Significant components of deferred tax assets and liabilities are as follows:

	August 29, 2009	August 30, 2008
Deferred tax liabilities:
Depreciation	$(26,843)	$(24,826)
Deferred catalog costs	(3,565)	(3,696)
Goodwill	(19,066)	(13,518)
	(49,474)	(42,040)
Deferred tax assets:
Accounts receivable	1,631	1,606
Inventory	5,378	5,324
Deferred compensation	1,441	1,717
Stock based compensation	9,142	6,806
Intangible amortization	3,136	2,106
Other	7,228	6,248
	27,956	23,807
Net Deferred Tax Liabilities	$(21,518)	$(18,233)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 29, 2009	August 30, 2008	September 1, 2007
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.1	2.9	3.6
Other, net	(0.1)	(0.5)	(0.8)
Effective income tax rate	38.0%	37.4%	37.8%

On September 2, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits.

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2009 and 2008 were as follows:

	August 29, 2009	August 30, 2008
Beginning Balance	$7,194	$5,660
Additions for tax positions relating to current year	1,571	2,371
Additions for tax positions relating to prior years	68	657
Reductions for tax positions relating to prior years	(91)	(450)
Settlements	(30)	(407)
Lapse of statute of limitations	(371)	(637)
Ending Balance	$8,341	$7,194

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

6. Income Taxes  – (continued)

With limited exceptions, the Company is no longer subject to Federal income tax examinations and State jurisdictions through fiscal 2005. Currently, the Company is under Federal examination for fiscal 2006.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal 2009 and 2008 provisions include interest and penalties of $193 and $73, respectively. The Company has accrued $601 and $408 for interest and penalties as of August 29, 2009 and August 30, 2008, respectively.

The Company reclassified its fiscal 2008 liability for uncertain tax positions from current to non-current liability in accordance with FIN 48 to conform to current year presentation.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	August 29, 2009	August 30, 2008
Accrued payroll, bonus and fringe	$17,148	$32,390
Accrued advertising	4,059	5,220
Accrued sales, property and income taxes	5,999	1,231
Accrued other(1)	19,182	16,293
Total accrued liabilities	$46,388	$55,134

(1)	This amount includes exit costs related to the closure of a customer fulfillment center and employee severance costs for the fiscal year ended August 30, 2008, related to a prior year acquisition, as follows:

	Exit Costs	Severance Costs	Total
Beginning Balance at August 30, 2008	$502	$10	$512
Change in estimates/settlements	(368)	(10)	(378)
Payments	(134)	—	(134)
Ending Balance at August 29, 2009	$—	$—	$—

	Exit Costs	Severance Costs	Total
Beginning Balance at September 1, 2007	$1,522	$752	$2,274
Change in estimates/settlements	—	(663)	(663)
Payments	(1,020)	(79)	(1,099)
Ending Balance at August 30, 2008	$502	$10	$512

The change in estimates is the result of additional information related to the final determination of fair value of the underlying assets or liabilities.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

8. Long-Term Notes Payable

Long-term notes payable consist of the following:

	August 29, 2009	August 30, 2008
Revolving credit line(1)	$95,000	$91,000
Term loan facility(1)	98,125	141,688
Term notes payable(2)	345	511
	193,470	233,199
Less: current maturities	154,105	134,726
	$39,365	$98,473

(1)	The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (“the “Credit Facility”) which expire on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $95,000 was outstanding at August 29, 2009. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 29, 2009 and August 30, 2008 was 0.69% and 2.86%, respectively. These interest rates generally reset in thirty days, although, sixty, ninety and one hundred eighty day increments are available. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are due on June 8, 2011.

At August 29, 2009, the Company had term loan borrowings outstanding under its term loan facility of $98,125. Principal payments consist of quarterly installments of approximately $12,813 in each of the following three quarters commencing in September 2009, $20,500 in each of the following two quarters commencing in June 2010, and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 29, 2009 was 0.79%.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 29, 2009, the Company is in compliance with the operating and financial covenants of the Credit Facility.

On February 7, 2008, the Company issued a Promissory Note (the “Note”), effective as of January 17, 2008. Pursuant to the Note, the Company was able to borrow from the lender, in the lender’s sole discretion, up to $50,000. Subject to certain exceptions, the interest rate for any loans made pursuant to the Note was calculated, at the Company’s option, at (a) the prime rate as publicly announced by the lender from time to time, (b) a fixed rate of interest determined by the lender in its sole discretion or (c) the adjusted LIBOR rate plus 40 basis points. During the second quarter of fiscal 2008, the Company borrowed and repaid $30,000 under the Note. The Note terminated on March 11, 2008. The primary purpose of this borrowing was to provide temporary access to funding until our revolving credit line commitment under our Credit Facility was extended to $150,000.

(2)	The Company has a long-term note payable in the amount of $345 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located. This note bears interest at 3% per annum payable in monthly installments of approximately $15 (including principal and interest) through September 2011.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

8. Long-Term Notes Payable  – (continued)

Maturities of notes payable are as follows:

Fiscal Year
2010	$154,105
2011	39,351
2012	14
$193,470

9. Capital Stock and Dividends

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the “Plan”), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000 shares. In June 2005 and January 2008, the Board of Directors reaffirmed and replenished the Plan. As of August 29, 2009, the maximum number of shares that may yet be repurchased under the Plan was 3,006 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2009 and fiscal 2008, the Company repurchased 34 shares and 4,620 shares, respectively, of its Class A common stock for $1,206 and $187,164, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

The Company reissued approximately 79 and 66 shares of treasury stock during fiscal 2009 and fiscal 2008, respectively, to fund the Associate Stock Purchase Plan (Note 10).

The Company retired approximately 13,014 shares of treasury stock during fiscal 2009 that was purchased at a cost of $370,958.

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 29, 2009, there were no shares of preferred stock issued or outstanding.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

9. Capital Stock and Dividends  – (continued)

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 2, 2009, the Board of Directors declared a quarterly dividend of $0.20 per share payable on November 13, 2009 to shareholders of record at the close of business on October 30, 2009. The dividend of $0.20 per share will result in a quarterly payout of approximately $12,563, based on the number of shares outstanding at October 20, 2009.

10. Associate Benefit Plans

Stock Compensation Plans

2005 Omnibus Equity Plan

The Company’s 2005 Omnibus Equity Plan covers 3,000 shares in the aggregate, and is in lieu of and replaced the unissued shares not covered by previous grants made under the previous plans, for an aggregate of approximately 500 fewer shares than were covered under the previous plans. Existing awards under the previous plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Stock Options

A summary of the status of the Company’s stock options at August 29, 2009, August 30, 2008 and September 1, 2007 and changes during the years then ended is presented in the table and narrative below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	2,644	$30.56	2,574	$25.57	2,931	$20.57
Granted	497	38.07	502	47.68	459	42.62
Exercised	(364)	16.81	(385)	18.28	(776)	16.24
Cancelled/forfeited	(18)	42.59	(47)	40.32	(40)	34.80
Outstanding – end of year	2,759	33.65	2,644	30.56	2,574	25.57
Exercisable – end of year	1,632	27.92	1,523	22.29	1,529	18.29
Weighted average fair value of options granted	$10.05		$13.18		$14.09

The total intrinsic value of options exercised during the fiscal year ended August 29, 2009, August 30, 2008 and September 1, 2007 was $8,322, $10,739, and $26,092, respectively. As of August 29, 2009, the total intrinsic value of options exercisable was $21,180, and the total intrinsic value of options outstanding was $22,321. The unrecognized share-based compensation cost related to stock option expense at August 29, 2009 was $8,596 and will be recognized over a weighted average of 2.36 years.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

10. Associate Benefit Plans  – (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Expected life (years)	4.8	4.8	4.8
Risk-free interest rate	2.7%	4.1%	4.7%
Volatility	30.3%	28.5%	33.2%
Dividend yield	1.40%	1.40%	1.20%

The following table summarizes information about stock options outstanding at August 29, 2009:

Range of Exercise Prices	Number of Options Outstanding at August 29, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 29, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.75 – $13.94	151	1.1	$13.14	151	1.1	$13.14
13.95 – 17.00	377	2.1	14.50	377	2.1	14.50
17.01 – 23.41	315	4.1	23.13	315	4.1	23.13
23.42 – 39.15	1,034	4.5	36.72	455	2.9	35.09
39.16 – 48.21	882	4.6	45.52	334	4.4	44.49
	2,759	4.0	$33.65	1,632	3.1	$27.92

Restricted Stock

A summary of the activity of the unvested restricted stock awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the fiscal year ended August 29, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at August 30, 2008	446	$44.36
Granted	207	37.83
Vested	(86)	39.53
Forfeited/Cancelled	(9)	41.53
Nonvested at August 29, 2009	558	$41.47

The fair value of shares vested during the fiscal year ended August 29, 2009 and August 30, 2008 was $3,400 and $2,540, respectively.

The unrecognized compensation cost related to the unvested restricted shares at August 29, 2009 is $12,597 and will be recognized over a weighted-average period of 3.14 years.

Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)

10. Associate Benefit Plans  – (continued)

August 29, 2009, approximately 380 shares remain reserved for issuance under this plan. Associates purchased approximately 79 and 66 shares of common stock during fiscal 2009 and 2008 at an average per share price of $33.40 and $40.82, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2009, 2008, and 2007, the Company contributed $2,345, $3,819 and $3,102, respectively, to the plan. The Company contributions are discretionary. Effective with compensation paid on or after March 29, 2009, the Company suspended its employer matching contributions to eligible participants.

11. Commitments and Contingencies

Leases

Certain of the operations of the Company are conducted on leased premises, two of which are leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, and Marjorie Gershwind, Mr. Jacobson’s sister. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2013. At August 29, 2009, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2010	$13,948	$2,298
2011	12,695	2,239
2012	10,250	2,258
2013	6,606	2,293
2014	5,131	2,295
Thereafter	42,347	39,063
Total	$90,977	$50,446

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2009, 2008 and 2007 was approximately $9,694, $9,386 and $9,712, respectively, including approximately $2,301, $1,885 and $1,748, respectively, paid to related parties.

The Company sold its 50% interest in a property that was owned with an affiliated real estate entity during fiscal 2008 to that affiliated real estate entity. The affiliated real estate entity is owned by two of the Company’s principal shareholders, Mitchell Jacobson, the Company’s Chairman, and his sister Marjorie Gershwind. The premises were leased to a third party. The Company’s portion of the total rental income for this lease for fiscal 2008, 2007, and 2006 was approximately $146, $141, and $137, respectively.

In the opinion of the Company’s management, the leases with related parties are on terms which approximate fair market value.

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

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et. al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company's behalf, against the Company as nominal defendant, and certain of the Company's current and former directors and officers. The plaintiff derivatively claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff seeks unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys' fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations are substantially similar as to those contained in the initial complaint. On or about January 26, 2009, the Company and the individually named defendants filed an answer to the amended complaint. On July 7, 2009, the Company entered into a Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of a proposed settlement between the parties in the Litigation (the “Settlement”). The Court has scheduled a hearing for October 30, 2009, to determine whether to approve the Settlement. The Stipulation provides for the Company to pay up to $800 to plaintiff’s counsel for their attorneys’ fees and the reimbursement of their expenses, subject to Court approval of these fees and expenses, which amount the Company expects that its insurer will pay in full. If the Settlement is approved, the Litigation will be dismissed with prejudice against all defendants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2009, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 29, 2009.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 29, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 29, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 29, 2009 and August 30, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2009 of the Company and our report dated October 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
October 22, 2009

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2010, or the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 11. Executive Compensation.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance — Compensation Committee” and “Compensation Committee Report” in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which is incorporated herein by this reference. See also the information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, which is incorporated herein by this reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 33 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 29, 2009.

Page
Report of Independent Registered Public Accounting Firm	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

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

Dated: October 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitchell Jacobson Mitchell Jacobson	Chairman of the Board of Directors	October 22, 2009
/s/ David Sandler David Sandler	President, Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2009
/s/ Charles Boehlke Charles Boehlke	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	October 22, 2009
/s/ Roger Fradin Roger Fradin	Director	October 22, 2009
/s/ Louise Goeser Louise Goeser	Director	October 22, 2009
/s/ Denis Kelly Denis Kelly	Director	October 22, 2009
/s/ Philip Peller Philip Peller	Director	October 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 29, 2009 and August 30, 2008 and for each of the three years in the period ended August 29, 2009 and have issued our report thereon dated October 22, 2009 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Melville, New York
October 22, 2009

S-1

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 1, 2007
Allowance for doubtful accounts(1)	$4,914	$4,800	$—	$2,575	(2)	$7,139
Valuation allowance on deferred tax assets	$3,117	$—	$—	$3,117	(3)	$—
Deducted from asset accounts:
For the fiscal year ended August 30, 2008
Allowance for doubtful accounts(1)	$7,139	$2,459	$—	$3,596	(2)	$6,002
Deducted from asset accounts:
For the fiscal year ended August 29, 2009
Allowance for doubtful accounts(1)	$6,002	$4,247	$—	$4,386	(2)	$5,863

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.
(3)	Reclassification of valuation allowance.

S-2

EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006).
*3.01	Certificate of Incorporation of Registrant.
3.02	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2007).
*4.01	Specimen Class A Common Stock Certificate.
10.01	Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.02	Amendment No. 1 to the Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).†
10.03	Registrant’s 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).†
10.04	Amendment No. 1 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).†
10.05	Amendment No. 2 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).†
10.06	Amendment No. 3 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.07	Amendment No. 4 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.08	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).†
10.09	Amendment No. 1 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.10	Amendment No. 2 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.11	2005 Omnibus Equity Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 3, 2006 filed with the Commission on December 2, 2005).†
10.12	Amended and Restated Agreement by and between the Registrant and David Sandler, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†

Exhibit No.	Description
10.13	Amended and Restated Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.14	Amended and Restated Agreement by and between the Registrant and Shelley Boxer, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.15	Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.16	Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.17	Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.18	Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.19	Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 31, 2007).†
10.20	Credit Agreement among the Registrant, as Borrower, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank as co-documentation agents, Citibank, N.A., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2006).
10.21	Promissory Note, dated as of January 17, 2008, by the Registrant, as borrower, to the order of JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008).
10.22	First Amendment, dated as of February 14, 2008, to the Credit Agreement, dated as of June 8, 2006, among the Registrant, as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank, as co-documentation agents and Citibank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2008).
10.23	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.24	First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.25	Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.26	Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).

Exhibit No.	Description
10.27	Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.28	Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.29	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 28, 2008).†
10.30	Amendment to Change in Control Agreement by and between the Registrant and David Sandler, dated December 19, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.31	Amendment to Change in Control Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated December 20, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.32	Amendment to Change in Control Agreement by and between the Registrant and Shelley Boxer, dated December 18, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.33	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.34	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.35	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.36	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.37	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 13, 2009).†
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
†	Management contract, compensatory plan or arrangement.