Form 10-Q
period 2009-11-28
MSC INDUSTRIAL DIRECT CO INC
filed 2010-01-07
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2009

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

As of January 5, 2010, 44,821,256 shares of Class A common stock and 18,325,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 29, 2009. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Data)

	November 28, 2009	August 29, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$250,620	$225,572
Accounts receivable, net of allowance for doubtful accounts of $5,710 and $5,863, respectively	177,812	165,368
Inventories	243,283	246,649
Prepaid expenses and other current assets	14,700	17,169
Deferred income taxes	26,917	27,956
Total current assets	713,332	682,714
Property, plant and equipment, net	132,328	131,885
Goodwill	271,765	271,765
Identifiable intangibles, net	54,009	55,766
Other assets	12,638	15,417
Total assets	$1,184,072	$1,157,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit notes	$95,000	$95,000
Current maturities of long-term notes payable	66,793	59,105
Accounts payable	58,432	55,345
Accrued liabilities	49,505	46,388
Total current liabilities	269,730	255,838
Long-term notes payable	18,822	39,365
Deferred income taxes and tax uncertainties	58,022	56,808
Total liabilities	346,574	352,011
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 47,452,699 and 46,868,631 shares issued, and 44,824,912 and 44,247,972 shares outstanding, respectively	47	47
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,325,474 and 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	349,630	336,092
Retained earnings	596,146	577,321
Accumulated other comprehensive loss	(2,025)	(2,068)
Class A treasury stock, at cost, 2,627,787 and 2,620,659 shares, respectively	(106,318)	(105,874)
Total shareholders’ equity	837,498	805,536
Total liabilities and shareholders’ equity	$1,184,072	$1,157,547

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Data)
(Unaudited)

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008
Net sales	$384,817	$433,022
Cost of goods sold	209,118	228,948
Gross profit	175,699	204,074
Operating expenses	124,677	129,646
Income from operations	51,022	74,428
Other (Expense) Income:
Interest expense	(387)	(1,894)
Interest income	60	312
Other (expense) income, net	(17)	5
Total other expense	(344)	(1,577)
Income before provision for income taxes	50,678	72,851
Provision for income taxes	19,258	27,756
Net income	$31,420	$45,095
Per Share Information:
Net income per common share:
Basic	$0.50	$0.73
Diluted	$0.50	$0.72
Weighted average shares used in computing net income per common share:
Basic	62,206	61,613
Diluted	62,727	62,298
Cash dividend declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended November 28, 2009
(In Thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	65	—	(65)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $2,937	349	—	—	—	10,428	—	—	—	—	10,428
Common stock issued under associate stock purchase plan	—	—	—	—	12	—	—	(16)	620	632
Grant of restricted common stock, net of cancellations	170	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,098	—	—	—	—	3,098
Purchase of treasury stock	—	—	—	—	—	—	—	23	(1,064)	(1,064)
Cash dividends paid on Class A common stock	—	—	—	—	—	(8,917)	—	—	—	(8,917)
Cash dividends paid on Class B common stock	—	—	—	—	—	(3,678)	—	—	—	(3,678)
Cumulative translation adjustment	—	—	—	—	—	—	43	—	—	43
Net income	—	—	—	—	—	31,420	—	—	—	31,420
Comprehensive income										31,463
Balance at November 28, 2009	47,453	$47	18,325	$18	$349,630	$596,146	$(2,025)	2,628	$(106,318)	$837,498

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008
Cash Flows from Operating Activities:
Net income	$31,420	$45,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,577	6,691
Stock-based compensation	3,098	2,746
Provision for doubtful accounts	799	1,446
Deferred income taxes and tax uncertainties	2,253	1,034
Excess tax benefits from stock-based compensation	(1,749)	(210)
Changes in operating assets and liabilities:
Accounts receivable	(13,220)	12,085
Inventories	3,393	(5,553)
Prepaid expenses and other current assets	2,471	2,842
Other assets	2,656	2,634
Accounts payable and accrued liabilities	9,129	3,555
Total adjustments	15,407	27,270
Net cash provided by operating activities	46,827	72,365
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(5,135)	(6,798)
Proceeds from sale of property, plant and equipment	—	448
Net cash used in investing activities	(5,135)	(6,350)
Cash Flows from Financing Activities:
Purchases of treasury stock	(1,064)	(80)
Payment of cash dividends	(12,595)	(12,448)
Excess tax benefits from stock-based compensation	1,749	210
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	632	628
Proceeds from exercise of Class A common stock options	7,491	573
Net borrowings under revolving loans from credit facility	—	4,000
Repayments of notes payable under the credit facility and other notes	(12,855)	(10,292)
Net cash used in financing activities	(16,642)	(17,409)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(190)
Net increase in cash and cash equivalents	25,048	48,416
Cash and cash equivalents – beginning of period	225,572	42,843
Cash and cash equivalents – end of period	$250,620	$91,259
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,153	$3,140
Cash paid for interest	$344	$1,870

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the first thirteen weeks of fiscal 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

Note 2. Net Income per Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”), which require that non-vested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. Upon adoption, a company is required to retrospectively adjust its net income per share data presentation to conform with the provisions of the guidance. The authoritative guidance is effective for fiscal years beginning after December 15, 2008.

On August 30, 2009, the Company adopted the new authoritative guidance of ASC 260. The Company’s non-vested share-based compensation awards contain nonforfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common stock shares and participating securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s net income per share calculations.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method (in thousands of dollars, except for per share amounts):

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008
Net income as reported	$31,420	$45,095
Less: Distributed net income available to participating securities	(98)	(85)
Less: Undistributed net income available to participating securities	(185)	(271)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$31,137	$44,739
Add: Undistributed net income allocated to participating securities	185	271
Less: Undistributed net income reallocated to participating securities	(184)	(268)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$31,138	$44,742
Denominator:
Weighted average shares outstanding for basic net income per share	62,206	61,613
Effect of dilutive securities	521	685
Weighted average shares outstanding for diluted net income per share	62,727	62,298
Net income per share Two-class method:
Basic	$0.50	$0.73
Diluted	$0.50	$0.72

Antidilutive stock options (452 and 895 shares at November 28, 2009 and November 29, 2008, respectively) were not included in the computation of diluted earnings per share.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans

Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,489 and $1,558 for the thirteen week periods ended November 28, 2009 and November 29, 2008, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 28, 2009 and November 29, 2008 were $545 and $530, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008
Expected life (in years)	4.8	4.8
Risk-free interest rate	2.18%	2.72%
Expected volatility	35.2%	30.3%
Expected dividend yield	1.70%	1.40%

A summary of the activity of the Company’s stock option plans for the thirteen weeks ended November 28, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding on August 29, 2009	2,759	$33.65
Granted	515	44.17
Exercised	(350)	21.43
Canceled	(1)	14.71
Outstanding on November 28, 2009	2,923	$36.97	4.46	$27,907
Exercisable on November 28, 2009	1,691	$32.66	3.39	$23,369

The weighted-average grant-date fair values for the thirteen week periods ended November 28, 2009 and November 29, 2008 were $12.49 and $10.05, respectively. The total intrinsic value of options exercised during the thirteen week periods ended November 28, 2009 and November 29, 2008 were $8,643 and $665, respectively. The unrecognized share-based compensation cost related to stock option expense at November 28, 2009 was $13,271 and will be recognized over a weighted average period of 2.93 years.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans  – (continued)

A summary of the activity of the non-vested share-based compensation awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the “Plans”) for the thirteen weeks ended November 28, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at August 29, 2009	558	$41.47
Granted	175	44.17
Vested	(64)	42.57
Forfeited/Canceled	(5)	42.11
Non-vested at November 28, 2009	664	$42.07

Stock-based compensation expense recognized for the non-vested share-based compensation awards was $1,609 and $1,188 for the thirteen week periods ended November 28, 2009 and November 29, 2008, respectively. The unrecognized compensation cost related to these non-vested share-based compensation awards granted under the Plans at November 28, 2009 was $17,556 and will be recognized over a weighted-average period of 3.65 years.

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008
Net income as reported	$31,420	$45,095
Cumulative foreign currency translation adjustment	43	(2,134)
Comprehensive income	$31,463	$42,961

Note 5. Fair Value

Effective August 31, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as it relates to financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. On August 30, 2009, the Company adopted the remaining provisions of ASC 820 for all non-financial assets and liabilities measured on a non-recurring basis. ASC 820 establishes a common definition for fair value to be applied to U.S. Generally Accepted Accounting Principles (“GAAP”) guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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

Note 5. Fair Value  – (continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of November 28, 2009, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $231,747.

On August 30, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. During the thirteen weeks ended November 28, 2009, the Company had no significant measurements of non-financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 6. Notes Payable

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $95,000 was outstanding at November 28, 2009 and August 29, 2009. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rates in effect for the revolving loans at November 28, 2009 and August 29, 2009 were 0.68% and 0.69%, respectively. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are due on June 8, 2011.

At November 28, 2009 and August 29, 2009, the Company had term loan borrowings outstanding under its term loan facility of $85,312 and $98,125, respectively. At November 28, 2009, principal payments consist of quarterly installments of approximately $12,813 in each of the following two quarters commencing in December 2009, $20,500 in each of the following two quarters commencing in June 2010, and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at November 28, 2009 and August 29, 2009 were 0.74% and 0.79%, respectively.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 28, 2009, the Company is in compliance with the operating and financial covenants of the Credit Facility.

The Company also has a long-term note payable in the amount of $303 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 7. Dividend

The Company paid dividends of $12,595 for the thirteen weeks ended November 28, 2009. On December 22, 2009, the Board of Directors declared a dividend of $0.20 per share payable on February 2, 2010 to shareholders of record at the close of business on January 19, 2010. The dividend will result in a payout of approximately $12,629, based on the number of shares outstanding at January 5, 2010.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 28, 2009 and November 29, 2008 was minimal.

Note 9. Income Taxes

During the thirteen week period ended November 28, 2009, there were no material changes in unrecognized tax benefits.

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

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company’s behalf, against the Company as nominal defendant, and certain of the Company’s current and former directors and officers. The plaintiff derivatively claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff sought unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys’ fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations were substantially similar as to those contained in the initial complaint. On or about January 26, 2009, the Company and the individually named defendants filed an answer to the amended complaint. On July 7, 2009, the Company entered into a Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of a proposed settlement between the parties in the Litigation (the “Settlement”). On November 2, 2009, the Court entered a final order approving the Settlement on the terms agreed to in the Stipulation, and dismissing the Litigation with prejudice against all Defendants. The Settlement provided for the payment of $800 to plaintiff’s counsel for their attorney’s fees and the reimbursement of their expenses, which amount was paid by the Company’s insurer.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 11. New Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). Upon adoption, the FASB ASC becomes the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC becomes non-authoritative. ASC 105 is effective for interim and annual financial periods ending after September 15, 2009. The adoption of ASC 105 eliminated all references to pre-Codification standards in our notes to the consolidated financial statements and did not have a material impact on our consolidated financial statements.

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

Note 12. Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through January 7, 2010, the day the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout the United States.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 99 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales decreased by 11.1% for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009, as our business was impacted by the global economic recession. Severe disruptions in the financial markets, together with continued tightening in the credit markets impacted, and are expected to continue to have an impact on our sales as this affects our customers’ profitability levels and ability to raise debt or equity capital. This reduces the amount of liquidity available to our customers which, in turn, limits their ability to make purchases. We expect this trend to continue, but to a lesser extent. This global economic recession has impacted both our core manufacturing customers and our national account and government program (the “Large Account Customer”). There is also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 45.7% for the thirteen week period ended November 28, 2009, as compared to 47.1% for the same period in fiscal 2009. The decrease in gross margin was primarily driven by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constitute a larger portion of our total sales.

Operating expenses decreased for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009, as a result of decreased freight expenses, reduced workforce hours in the customer fulfillment centers, call-centers, and branches, and a decrease in sales associate commissions, all resulting from the aforementioned decrease in sales. As a result of the decrease in sales and gross margin, our operating margins decreased for the thirteen week period ended November 28, 2009 to 13.3%, as compared to 17.2% for the same period in fiscal 2009.

We continue to work proactively to manage and control discretionary spending as we closely monitor economic conditions. In an effort to reduce operating expenses, the Company has implemented several cost containment measures. In general, except for certain strategic hiring opportunities, the Company continues to place restrictions on all hiring. In addition, effective January 1, 2009, the Company implemented a temporary salary freeze for all associates, and effective in March 2009, the Company reduced its workforce hours in the customer fulfillment centers, call-centers, and branches, and temporarily suspended its matching contribution under its 401(k) savings plan for all associates. Effective January 1, 2010, the Company will partially reinstate merit increases to all eligible associates. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen week period ended November 28, 2009, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM was 55.9% for the month of December 2009. Although the index is above 50%, there still remains uncertainty relating to the current economic environment. We believe that the impact of volatile energy prices and raw material costs, the credit crisis, along with the general condition of the United States and global economy, will continue to have an adverse effect on our sales growth and margins. We are uncertain as to the long term impact of this economic cycle, but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to extend credit to our credit worthy customers during this credit crisis, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We also believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Net Sales	$384,817	$433,022	(11.1%)

Net sales decreased 11.1%, or approximately $48 million, for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009. We estimate that this decrease is comprised of a core business decline of approximately $61 million, partially offset by an increase in our Large Account Customer programs of approximately $13 million. The effect of price increases was offset by increased discounting.

The global economic recession has negatively impacted our net sales, as mentioned above, and also has resulted in a decrease in average order size to approximately $315 for the first quarter of fiscal 2010 from $323 in the first quarter of fiscal 2009. We believe that our ability to transact with our customers through various portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $114.8 million for the first quarter of fiscal 2010, representing 29.8% of consolidated net sales, compared to sales of $120.8 million for the first quarter of fiscal 2009, representing 27.9% of consolidated net sales. We grew our field sales associate headcount to 947 at November 28, 2009, an increase of approximately 3.8%, from field sales associates of 912 at November 29, 2008, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions.

In the fiscal 2010 MSC catalog, distributed in September 2009, we added approximately 21,000 new stock keeping units (“SKUs”) and removed approximately 22,000 SKUs. We believe that the new SKUs improve the overall quality of our offering.

Gross Profit

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Gross Profit	$175,699	$204,074	(13.9%)
Gross Profit Margin	45.7%	47.1%

Gross profit margin for the thirteen week period ended November 28, 2009 declined from the comparable period in fiscal 2009. This is primarily a result of the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constitute a larger portion of our total sales. The effect of price increases on gross profit margin was offset by discounting.

Operating Expenses

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Operating Expenses	$124,677	$129,646	(3.8%)
Percentage of Net Sales	32.4%	29.9%

The decrease in operating expenses in dollars for the thirteen week period ended November 28, 2009 as compared to the same period in fiscal 2009, was a result of decreased freight expenses, reduced workforce hours in the customer fulfillment centers, call-centers, and branches, and a decrease in sales associate commissions, all resulting from the aforementioned decrease in sales.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs, excluding sales commissions, increased for the thirteen week period ended November 28, 2009, as compared to the same period in the prior fiscal year, primarily as a result of increased medical costs and an increase in staffing levels to support investment initiatives, partially offset by the reduction in associate hours in volume sensitive areas, such as fulfillment and call centers.

We have experienced an increase in medical costs of our self-insured group health plan for the thirteen weeks ended November 28, 2009, as compared to the same period in fiscal 2009. This is a result of an increase in both the number of medical claims filed by participants of our self-insured group health plan and the cost per claim. It is uncertain as to whether the medical costs will continue to increase through the remainder of fiscal 2010.

The increases in the operating expenses as a percentage of net sales for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009, was primarily due to various fixed costs distributed over a smaller revenue base.

Income from Operations

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Income from Operations	$51,022	$74,428	(31.4%)
Percentage of Net Sales	13.3%	17.2%

The decrease in income from operations for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009, was primarily attributable to the decrease in net sales, offset in part by the decrease in operating expenses as described above. As a percentage of net sales, the decrease is primarily the result of the distribution of expenses over a smaller revenue base.

Interest Expense

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Interest Expense	$(387)	$(1,894)	(79.6%)

The decrease in interest expense for the thirteen week period ended November 28, 2009, as compared to the same period in fiscal 2009, was due to a combination of lower weighted average interest rates and lower average balances. Average loan balances outstanding for the term loan and revolving loans for the thirteen week period ended November 28, 2009 was approximately $184.7 million as compared to approximately $210.1 million for the same period in fiscal 2009. The decrease in the average loan balances for the thirteen week period is primarily a result of increased scheduled quarterly principal payments made on the Term Loan beginning in the fourth quarter of fiscal 2009.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Provision for Income Taxes	$19,258	$27,756	(30.6%)
Effective Tax Rate	38.0%	38.1%

The effective tax rate for the thirteen week period ended November 28, 2009 was 38.0%, compared to 38.1% for the comparable period in fiscal 2009.

Net Income

	Thirteen Weeks Ended
	November 28, 2009	November 29, 2008	Percentage Change
	(Dollars in Thousands)
Net Income	$31,420	$45,095	(30.3%)
Diluted Earnings Per Share	$0.50	$0.72	(30.6%)

The factors which affected net income for the week period ended November 28, 2009, as compared to the same period in fiscal 2009, have been discussed above.

Liquidity and Capital Resources

As of November 28, 2009, we held $250.6 million in cash and cash equivalent funds. As of November 28, 2009, cash equivalents consisted of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the cost of an acquisition, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At November 28, 2009, total borrowings outstanding were $180.6 million, as compared to $193.5 million at August 29, 2009.

We have an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”). We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at November 28, 2009 and August 29, 2009. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rates in effect at November 28, 2009 and August 29, 2009 were 0.68% and 0.69%, respectively. These interest rates will reset in thirty, sixty, ninety, or one hundred eighty day increments, at the Company’s discretion. As of November 28, 2009, the interest rates will reset in ninety day increments. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are due on June 8, 2011.

At November 28, 2009 and August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $85.3 million and $98.1 million, respectively. Remaining payments as of November 28, 2009 consist of quarterly installments of approximately $12.8 million in each of the two quarters commencing in December 2009, $20.5 million in each of the following two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at November 28, 2009 and August 29, 2009 were 0.74% and 0.79%, respectively. As of November 28, 2009, the current interest rate will reset in thirty day periods.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 28, 2009, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the thirteen week periods ended November 28, 2009 and November 29, 2008 was $46.8 million and $72.4 million, respectively. The decrease of approximately $25.6 million in net cash provided from operations resulted primarily from an increase in accounts receivable and a decline in net income, offset by a decline in inventory and an increase in the growth of accounts payable and accrued liabilities.

Net cash used in investing activities for the thirteen week periods ended November 28, 2009 and November 29, 2008 was $5.1 million and $6.4 million, respectively. The decrease of approximately $1.3 million resulted primarily from the decrease in expenditures for property, plant and equipment.

Net cash used in financing activities for the thirteen week periods ended November 28, 2009 and November 29, 2008 was $16.6 million and $17.4 million, respectively. The decrease of approximately $0.8 million in net cash used in financing activities was primarily attributable to an increase in the proceeds from the exercise of Class A common stock options, offset by increased repayments of notes payable under the Credit Facility and other notes and by the decline in net borrowings under the revolving loans from the Credit Facility.

We paid a dividend of $12.6 million on November 13, 2009 to shareholders of record at the close of business on October 30, 2009. On December 22, 2009, the Board of Directors declared a dividend of $0.20 per share payable on February 2, 2010 to shareholders of record at the close of business on January 19, 2010. The dividend will result in a payout of approximately $12.6 million, based on the number of shares outstanding at January 5, 2010.

The continuing economic recessionary conditions could negatively impact our overall business, and as a result, could negatively impact our liquidity. In addition, the recent turmoil in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe based on our current business plan that our existing cash, cash equivalents, funds available under the revolving Credit Facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. We paid rent under operating leases to the Affiliates for the first thirteen weeks of fiscal 2010 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at November 28, 2009. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2013.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit-worthiness. We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and adjust it for changes in the overall aging of accounts receivable, as well as specifically identified customers that are having difficulty meeting their financial obligations (e.g., bankruptcy, etc.). Historically, there has not been significant volatility in our bad debt expense due to strict adherence to our credit policy.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 29, 2009. Please refer to the 2009 Annual Report on Form 10-K for the fiscal year ended August 29, 2009 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 15, 2007, a purported shareholder derivative action captioned Plymouth County Retirement Association v. Schroeder et al. (the “Litigation”), was filed in the United States District Court for the Eastern District of New York (the “Court”), on the Company’s behalf, against the Company as nominal defendant, and certain of the Company’s current and former directors and officers. The plaintiff derivatively claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as breach of fiduciary duties, waste of corporate assets and unjust enrichment in connection with certain stock options granted from 1997 to 2001. The plaintiff sought unspecified damages, disgorgement of stock options and any proceeds received from the exercise of misdated stock options, an accounting of stock option grants and costs, including attorneys’ fees and expenses. On February 1, 2008, the Company and the individually named defendants filed motions to dismiss the Litigation. By memorandum and order dated September 5, 2008, the Court granted in part and denied in part those motions. On December 22, 2008, the plaintiff filed an amended complaint, which allegations were substantially similar as to those contained in the initial complaint. On or about January 26, 2009, the Company and the individually named defendants filed an answer to the amended complaint. On July 7, 2009, the Company entered into a Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of a proposed settlement between the parties in the Litigation (the “Settlement”). On November 2, 2009, the Court entered a final order approving the Settlement on the terms agreed to in the Stipulation, and dismissing the Litigation with prejudice against all Defendants. The Settlement provided for the payment of $0.8 million to plaintiff’s counsel for their attorney’s fees and the reimbursement of their expenses, which amount was paid by the Company’s insurer.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2009, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibits:

10.1	Summary of Outside Directors’ Compensation*
10.2	Description of Annual Incentive Bonus Plan for fiscal year 2010*
10.3	Executive Incentive Compensation Recoupment Policy*
10.4	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan*
10.5	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)
Dated: January 7, 2010	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: January 7, 2010	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Summary of Outside Directors’ Compensation*
10.2	Description of Annual Incentive Bonus Plan for fiscal year 2010*
10.3	Executive Incentive Compensation Recoupment Policy*
10.4	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan*
10.5	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	Furnished herewith.