Form 10-Q
period 2010-02-27
MSC INDUSTRIAL DIRECT CO INC
filed 2010-04-07
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 5, 2010, 44,871,387 shares of Class A common stock and 18,325,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 29, 2009. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	dependence on our information systems; and
•	retention of key personnel.

i

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	February 27, 2010	August 29, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$245,946	$225,572
Accounts receivable, net of allowance for doubtful accounts of $5,584 and $5,863, respectively	194,469	165,368
Inventories	242,812	246,649
Prepaid expenses and other current assets	17,021	17,169
Deferred income taxes	27,537	27,956
Total current assets	727,785	682,714
Property, plant and equipment, net	135,352	131,885
Goodwill	271,765	271,765
Identifiable intangibles, net	52,239	55,766
Other assets	9,925	15,417
Total assets	$1,197,066	$1,157,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit notes	$95,000	$95,000
Current maturities of long-term notes payable	72,669	59,105
Accounts payable	64,751	55,345
Accrued liabilities	46,751	46,388
Total current liabilities	279,171	255,838
Long-term notes payable	91	39,365
Deferred income taxes and tax uncertainties	59,223	56,808
Total liabilities	338,485	352,011
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 47,498,172 and 46,868,631 shares issued, and 44,862,463 and 44,247,972 shares outstanding, respectively	47	47
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,325,474 and 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	354,077	336,092
Retained earnings	614,162	577,321
Accumulated other comprehensive loss	(2,877)	(2,068)
Class A treasury stock, at cost, 2,635,709 and 2,620,659 shares, respectively	(106,846)	(105,874)
Total shareholders’ equity	858,581	805,536
Total liabilities and shareholders’ equity	$1,197,066	$1,157,547

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net sales	$395,482	$351,910	$780,299	$784,932
Cost of goods sold	216,447	188,111	425,565	417,059
Gross profit	179,035	163,799	354,734	367,873
Operating expenses	129,145	120,557	253,822	250,203
Income from operations	49,890	43,242	100,912	117,670
Other (Expense) Income:
Interest expense	(358)	(774)	(745)	(2,668)
Interest income	34	234	94	546
Other income (expense), net	29	(26)	12	(21)
Total other expense	(295)	(566)	(639)	(2,143)
Income before provision for income taxes	49,595	42,676	100,273	115,527
Provision for income taxes	18,946	16,398	38,204	44,154
Net income	$30,649	$26,278	$62,069	$71,373
Per Share Information:
Net income per common share:
Basic	$0.49	$0.42	$0.99	$1.15
Diluted	$0.48	$0.42	$0.98	$1.14
Weighted average shares used in computing net income per common share:
Basic	62,532	61,675	62,369	61,644
Diluted	63,031	62,255	62,879	62,262
Cash dividend declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Twenty-Six Weeks Ended February 27, 2010
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	65	—	(65)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $2,840	389	—	—	—	11,178	—	—	—	—	11,178
Common stock issued under associate stock purchase plan	—	—	—	—	26	—	—	(32)	1,228	1,254
Grant of restricted common stock, net of cancellations	175	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,781	—	—	—	—	6,781
Purchase of treasury stock	—	—	—	—	—	—	—	47	(2,200)	(2,200)
Cash dividends paid on Class A common stock	—	—	—	—	—	(17,885)	—	—	—	(17,885)
Cash dividends paid on Class B common stock	—	—	—	—	—	(7,343)	—	—	—	(7,343)
Cumulative translation adjustment	—	—	—	—	—	—	(809)	—	—	(809)
Net income	—	—	—	—	—	62,069	—	—	—	62,069
Comprehensive income	—	—	—	—	—	—	—	—	—	61,260
Balance at February 27, 2010	47,498	$47	18,325	$18	$354,077	$614,162	$(2,877)	2,636	$(106,846)	$858,581

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009
Cash Flows from Operating Activities:
Net income	$62,069	$71,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,955	13,371
Stock-based compensation	6,781	5,260
Loss on disposal of property, plant, and equipment	11	—
Provision for doubtful accounts	1,367	2,945
Deferred income taxes and tax uncertainties	2,835	3,481
Excess tax benefits from stock-based compensation	(2,473)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(30,977)	36,466
Inventories	3,337	29,228
Prepaid expenses and other current assets	122	4,983
Other assets	5,239	5,094
Accounts payable and accrued liabilities	12,997	(24,186)
Total adjustments	12,194	76,470
Net cash provided by operating activities	74,263	147,843
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(12,722)	(12,732)
Proceeds from sale of property, plant and equipment	—	448
Net cash used in investing activities	(12,722)	(12,284)
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,200)	(1,200)
Payment of cash dividends	(25,228)	(24,896)
Excess tax benefits from stock-based compensation	2,473	172
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,254	1,440
Proceeds from exercise of Class A common stock options	8,338	839
Net borrowings under revolving loans from credit facility	—	4,000
Repayments of notes payable under the credit facility and other notes	(25,710)	(20,584)
Net cash used in financing activities	(41,073)	(40,229)
Effect of foreign exchange rate changes on cash and cash equivalents	(94)	(245)
Net increase in cash and cash equivalents	20,374	95,085
Cash and cash equivalents – beginning of period	225,572	42,843
Cash and cash equivalents – end of period	$245,946	$137,928
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$37,094	$38,280
Cash paid for interest	$629	$3,169

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six week periods ended February 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

Note 2. Net Income per Share

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued amendments to Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”). At the beginning of its 2010 fiscal year, the Company adopted the new authoritative guidance of ASC 260. The Company’s non-vested share-based compensation awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common stock shares and participating securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income as reported	$30,649	$26,278	$62,069	$71,373
Less: Distributed net income available to participating securities	(105)	(102)	(203)	(187)
Less: Undistributed net income available to participating securities	(180)	(154)	(365)	(425)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$30,364	$26,022	$61,501	$70,761
Add: Undistributed net income allocated to participating securities	180	154	365	425
Less: Undistributed net income reallocated to participating securities	(179)	(153)	(363)	(421)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$30,365	$26,023	$61,503	$70,765

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Denominator:
Weighted average shares outstanding for basic net income per share	62,532	61,675	62,369	61,644
Effect of dilutive securities	499	580	510	618
Weighted average shares outstanding for diluted net income per share	63,031	62,255	62,879	62,262
Net income per share Two-class method:
Basic	$0.49	$0.42	$0.99	$1.15
Diluted	$0.48	$0.42	$0.98	$1.14

Antidilutive stock options (452 and 1,732 shares at February 27, 2010 and February 28, 2009, respectively) were not included in the computation of diluted earnings per share.

Note 3. Associate Benefit Plans

Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,688 and $1,252 for the thirteen week periods ended February 27, 2010 and February 28, 2009, respectively, and $3,177 and $2,810 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. Tax benefits related to these expenses for the thirteen week periods ended February 27, 2010 and February 28, 2009 were $623 and $476, respectively, and for the twenty-six week periods ended February 27, 2010 and February 28, 2009 were $1,168 and $1,006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009
Expected life (in years)	4.8	4.8
Risk-free interest rate	2.18%	2.72%
Expected volatility	35.2%	30.3%
Expected dividend yield	1.70%	1.40%

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans  – (continued)

A summary of the activity of the Company’s stock option plans for the twenty-six weeks ended February 27, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding on August 29, 2009	2,759	$33.65
Granted	515	44.17
Exercised	(390)	21.37
Canceled	(1)	14.71
Outstanding on February 27, 2010	2,883	$37.20	4.24	$25,326
Exercisable on February 27, 2010	1,661	$32.98	3.17	$21,502

The weighted-average grant-date fair values of the stock options for the twenty-six week periods ended February 27, 2010 and February 28, 2009 were $12.49 and $10.05, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended February 27, 2010 and February 28, 2009 were $9,693 and $1,019, respectively. The unrecognized share-based compensation cost related to stock option expense at February 27, 2010 was $12,163 and will be recognized over a weighted average period of 2.74 years.

A summary of the activity of the share-based compensation awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the “Plans”) for the twenty-six weeks ended February 27, 2010 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at August 29, 2009	558	$41.47
Granted	184	44.29
Vested	(128)	41.56
Forfeited/Canceled	(9)	42.32
Non-vested at February 27, 2010	605	$42.58

Stock-based compensation expense recognized for the share-based compensation awards was $1,995 and $1,262 for the thirteen week periods ended February 27, 2010 and February 28, 2009, respectively, and $3,604 and $2,450 for the twenty-six week periods ended February 27, 2010 and February 28, 2009, respectively. The unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans at February 27, 2010 was $16,910 and will be recognized over a weighted-average period of 3.41 years.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income as reported:	$30,649	$26,278	$62,069	$71,373
Cumulative foreign currency translation adjustment	(852)	(851)	(809)	(2,985)
Comprehensive income	$29,797	$25,427	$61,260	$68,388

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

As of February 27, 2010 and August 29, 2009, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $210,974 and $198,702, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which reprices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of February 27, 2010 and August 29, 2009 due to the short-term maturity of these items or variable interest rate.

During the thirteen and twenty-six weeks ended February 27, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 6. Notes Payable

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $95,000 was outstanding at February 27, 2010 and August 29, 2009. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rates in effect for the revolving loans at February 27, 2010 and August 29, 2009 were 0.65% and 0.69%, respectively. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line are due on June 8, 2011.

At February 27, 2010 and August 29, 2009, the Company had term loan borrowings outstanding under its term loan facility of $72,499 and $98,125, respectively. At February 27, 2010, principal payments consist of quarterly installments of approximately $12,813 in March 2010, $20,500 in each of the following two quarters commencing in June 2010, and a final payment of approximately $18,686 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at February 27, 2010 and August 29, 2009 were 0.73% and 0.79%, respectively.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 27, 2010, the Company is in compliance with the operating and financial covenants of the Credit Facility.

The Company also has a long-term note payable in the amount of $261 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of $15 (includes principal and interest) through September 2011.

Note 7. Dividend

The Company paid dividends of $25,228 for the twenty-six weeks ended February 27, 2010. On March 30, 2010, the Board of Directors declared a dividend of $0.20 per share payable on April 27, 2010 to shareholders of record at the close of business on April 16, 2010. The dividend will result in a payout of approximately $12,639, based on the number of shares outstanding at April 5, 2010.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 27, 2010 and February 28, 2009 was minimal.

Note 9. Income Taxes

During the thirteen and twenty-six week periods ended February 27, 2010, there were no material changes in unrecognized tax benefits.

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

As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is an audit currently pending by the General Services Administration (“GSA”) Office of Inspector General (“OIG”) relating to government sales under the Company’s Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letters dated December 17, 2008 and April 22, 2009, the U.S. Department of Justice has advised the Company that GSA OIG’s audit identified non-compliant sales and a potential liability arising therefrom, without specifying the amount of the potential liability. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 11. New Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). Upon adoption, the FASB ASC becomes the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC becomes non-authoritative. ASC 105 is effective for interim and annual financial periods ending after September 15, 2009. The adoption of ASC 105 eliminated all references to pre-Codification standards in our notes to the consolidated financial statements and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, which amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for the Company in fiscal 2009. The amendments are effective February 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (“IFRS”), which is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”). In February 2010, the SEC approved a statement confirming its commitment to move toward a set of globally accepted accounting standards. As initially set forth in the November 2008 roadmap, the SEC intends to decide by 2011 whether to transition to IFRS and to implement the transition no earlier than 2015. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS as well as the ongoing convergence efforts of the FASB and the IASB.

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

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 95 branch offices. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 12.4% for the thirteen week period and decreased by 0.6% for the twenty-six week period ended February 27, 2010, as compared to the same periods in fiscal 2009. Fiscal 2009 was characterized by credit constraints in the financial markets and a weak global economy that had impacted both our core manufacturing customers (the “core business”) and our national account and government program (the “Large Account Customer”). During this time, we took advantage of these market conditions by adding experienced sales associates and increased our focus on our operating productivity, which will provide us with cost savings and improved service for our customers in the future.

There are encouraging trends in key economic indicators, such as the ISM index and durable goods orders, which indicate industry conditions have generally begun to improve. We believe that the financial results for the second quarter of fiscal 2010 reflect increased market share and greater demand for our products due to the more favorable economic and industry conditions compared to the second quarter of fiscal 2009. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 45.3% and 45.5% for the thirteen and twenty-six week periods ended February 27, 2010, as compared to 46.5% and 46.9% for the same periods in fiscal 2009. The decrease in gross margin was primarily driven by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constituted a larger portion of our total sales.

Operating expenses increased for the thirteen week period ended February 27, 2010, as compared to the same period in fiscal 2009, as a result of the increased sales volume related expenses (primarily payroll related costs and freight expenses). The payroll related costs increase resulted from increased sales commissions and an increase in incentive compensation. As a result of the increase in sales, our operating margins increased for the thirteen week period ended February 27, 2010 to 12.6% compared to 12.3% for the same period in fiscal 2009.

Operating expenses increased for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009. The increase in operating expenses for the twenty-six week period is primarily a result of an increase in payroll and payroll related costs. Included in payroll and payroll related costs are increases in incentive compensation, sales commissions, and medical costs. Medical costs of our self-insured group health plan increased as a result of the increased number of medical claims filed by participants and the increased cost per claim. As a result of the decrease in sales and gross margin, our operating margins decreased for the twenty-six week period ended February 27, 2010 to 12.9% as compared to 15.0% for the same period in fiscal 2009.

We expect operating costs to continue to increase through the remainder of fiscal 2010 as compared to the same period in fiscal 2009 due to increased sales volumes and compensation expenses. We have removed most of our compensation related cost containment measures and have partially restored merit salary increases. Additionally, by the end of the fiscal second quarter, we have reinstated substantially all of the workforce associates to full time in the customer fulfillment centers, call centers, and branches. We have also removed hiring restrictions to support our growth initiatives. We anticipate cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and twenty-six week periods ended February 27, 2010, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM was 59.6% for the month of March 2010. Although the index is above 50%, there still remains uncertainty relating to the current economic environment. We believe that the impact of volatile energy prices and raw material costs, the challenging credit conditions in the marketplace, high unemployment rates, along with the general condition of the United States and global economy, will continue to limit our sales and profit growth and have an adverse effect on our margins. We are uncertain as to the long-term impact of this economic cycle, but we will continue to look for opportunities to increase market share and deliver value added services to our customers. We believe that our strong balance sheet will enable us to extend credit to our credit worthy customers during these challenging credit conditions in the marketplace, while many of our smaller competitors in our fragmented industry may struggle to meet their cash needs. We also believe that companies will be seeking cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Net Sales	$395,482	$351,910	12.4%	$780,299	$784,932	(0.6)%

Net sales increased 12.4%, or approximately $44 million for the thirteen week period ended February 27, 2010, as compared to the same period in fiscal 2009. We estimate that this increase is comprised of a core business increase of approximately $8 million and an increase in our Large Account Customer programs of approximately $38 million. This is partially offset by the impact of discounting, net of price increases, in the amount of approximately $2 million.

Net sales decreased 0.6%, or approximately $5 million for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009. We estimate that this decrease is comprised of a core business decline of approximately $53 million and by the impact of discounting, net of price increases in the amount of approximately $2 million, partially offset by an increase in our Large Account Customer programs of approximately $50 million.

The global economic recession has negatively impacted our net sales for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009, as mentioned above. However, recent industry economic trends have shown signs that conditions have begun to generally improve in the second quarter of fiscal 2010. Exclusive of the UK, average order size increased to approximately $321 for the second quarter of fiscal 2010 as compared to $302 in the second quarter of fiscal 2009. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Sales through the MSC Websites were $120.2 million for the second quarter of fiscal 2010, representing 30.4% of consolidated net sales, compared to sales of $103.6 million for the second quarter of fiscal 2009, representing 29.4% of consolidated net sales. We grew our field sales associate headcount to 949 at February 27, 2010, an increase of approximately 3.8%, from field sales associates of 914 at February 28, 2009, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 975 by the end of fiscal 2010 and we will continue to manage the timing of new branch openings based on economic conditions.

In the fiscal 2010 MSC catalog, distributed in September 2009, we added approximately 21,000 new stock keeping units (“SKUs”) and removed approximately 22,000 SKUs. We believe that the new SKUs improve the overall quality of our product offerings.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Gross Profit	$179,035	$163,799	9.3%	$354,734	$367,873	(3.6)%
Gross Profit Margin	45.3%	46.5%		45.5%	46.9%

Gross profit margin for the thirteen and twenty-six week periods ended February 27, 2010 declined from the comparable periods in fiscal 2009. This is primarily a result of the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constituted a larger portion of our total sales. Our gross profit margin was also negatively impacted by the excess of discounting over price increases.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Operating Expenses	$129,145	$120,557	7.1%	$253,822	$250,203	1.4%
Percentage of Net Sales	32.7%	34.3%		32.5%	31.9%

The increase in operating expenses in dollars for the thirteen week period ended February 27, 2010, as compared to the same period in fiscal 2009, was a result of increases in freight expenses, sales commissions, and incentive compensation. This is partially offset by a decrease in advertising expenses resulting from reduced numbers of brochures mailed.

The increase in operating expenses in dollars for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009, was a result of increases in incentive compensation, medical costs, and sales commissions. This was partially offset by a decline in advertising expenses resulting from reduced numbers of brochures mailed and a decline in warehouse wages as a result of reduced workforce hours in the customer fulfillment centers, call centers, and branches.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased for the thirteen and twenty-six week periods ended February 27, 2010, as compared to the same periods in the prior fiscal year, primarily as a result of increased sales commissions, medical costs, and an increase in staffing levels to support our growth initiatives, partially offset by the reduction in associate hours in volume sensitive areas, such as fulfillment and call centers.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen and twenty-six week periods ended February 27, 2010, as compared to the same periods in fiscal 2009. This is a result of an increase in both the number of medical claims filed by participants of our self-insured group health plan and the average cost per claim, which has been adversely affected by an increase in the number of large claims. It is uncertain as to whether the medical costs will continue to increase through the remainder of fiscal 2010.

The decrease in operating expenses as a percentage of net sales for the thirteen week period ended February 27, 2010, as compared to the same period in fiscal 2009, was primarily a result of productivity gains related to the cost containment measures we put in place and the allocation of fixed expenses over a larger revenue base.

The increase in the operating expenses as a percentage of net sales for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009, was primarily due to the increase in operating expenses discussed above.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Income from Operations	$49,890	$43,242	15.4%	$100,912	$117,670	(14.2)%
Percentage of Net Sales	12.6%	12.3%		12.9%	15.0%

The increase in income from operations for the thirteen week period ended February 27, 2010, as compared to the same period in fiscal 2009, was primarily attributable to the increase in net sales, offset in part by the increase in operating expenses as described above. As a percentage of net sales, the increase is primarily the result of the distribution of expenses over a larger revenue base, partially offset by the decrease in gross profit margin.

The decrease in income from operations for the twenty-six week period ended February 27, 2010, as compared to the same period in fiscal 2009, was primarily attributable to the decrease in net sales and increase in operating expenses. As a percentage of net sales, the decrease is primarily the result of the decrease in gross profit margin and the distribution of expenses over a smaller revenue base.

Interest Expense

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Interest Expense	$(358)	$(774)	(53.7)%	$(745)	$(2,668)	(72.1)%

The decrease in interest expense for the thirteen and twenty-six week periods ended February 27, 2010, as compared to the same periods in fiscal 2009, was due to a combination of lower weighted average interest rates and lower average balances. Average loan balances outstanding for the term loan and revolving loans for the thirteen and twenty-six week periods ended February 27, 2010 was approximately $172.1 million and $178.4 million, respectively, as compared to approximately $219.4 million and $214.8 million for the same periods in fiscal 2009. The decrease in the average loan balances for the thirteen and twenty-six week periods is primarily a result of increased scheduled quarterly principal payments made on the term loan beginning in the fourth quarter of fiscal 2009.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands)
Provision for Income Taxes	$18,946	$16,398	15.5%	$38,204	$44,154	(13.5)%
Effective Tax Rate	38.20%	38.42%		38.10%	38.22%

The effective tax rate for the thirteen and twenty-six week periods ended February 27, 2010 was 38.2% and 38.1%, compared to 38.4% and 38.2% for the comparable periods in fiscal 2009.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 27, 2010	February 28, 2009	Percentage Change	February 27, 2010	February 28, 2009	Percentage Change
	(Dollars in Thousands, Except per Share Data)
Net Income	$30,649	$26,278	16.6%	$62,069	$71,373	(13.0)%
Diluted Earnings Per Share	$0.48	$0.42	14.3%	$0.98	$1.14	(14.0)%

The factors which affected net income for the thirteen and twenty-six week periods ended February 27, 2010, as compared to the same periods in fiscal 2009, have been discussed above.

Liquidity and Capital Resources

As of February 27, 2010, we held $245.9 million in cash and cash equivalent funds. As of February 27, 2010, cash equivalents consisted of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the cost of an acquisition, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At February 27, 2010, total borrowings outstanding were $167.8 million, as compared to $193.5 million at August 29, 2009.

We have an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $95.0 million outstanding at February 27, 2010 and August 29, 2009. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates and the weighted average borrowing rates in effect at February 27, 2010 and August 29, 2009 were 0.65% and 0.69%, respectively. These interest rates will reset in thirty, sixty, ninety, or one hundred eighty day increments, at the Company’s discretion. As of February 27, 2010, the interest rates will reset in thirty and ninety day increments related to outstanding balances of $30.0 million and $65.0 million, respectively. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are due on June 8, 2011.

At February 27, 2010 and August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $72.5 million and $98.1 million, respectively. Remaining payments as of February 27, 2010 consist of quarterly installments of approximately $12.8 million in March 2010, $20.5 million in each of the following two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at February 27, 2010 and August 29, 2009 were 0.73% and 0.79%, respectively. As of February 27, 2010, the current interest rate will reset in thirty day periods.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 27, 2010, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the twenty-six week periods ended February 27, 2010 and February 28, 2009 was $74.3 million and $147.8 million, respectively. The decrease of approximately $73.5 million in net cash provided from operations resulted primarily from an increase in accounts receivable, a smaller decline in inventory, and a decline in net income, offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities for the twenty-six week periods ended February 27, 2010 and February 28, 2009 was $12.7 million and $12.3 million, respectively, and relate primarily to the purchase of property, plant and equipment.

Net cash used in financing activities for the twenty-six week periods ended February 27, 2010 and February 28, 2009 was $41.1 million and $40.2 million, respectively. The increase of approximately $0.9 million in net cash used in financing activities was primarily attributable to increased repayments of notes payable under the Credit Facility and other notes and by the decline in net borrowings under the revolving loans from the Credit Facility, offset by the increase in proceeds from the exercise of Class A common stock options.

We paid a dividend of $12.6 million on February 2, 2010 and $12.6 million on November 13, 2009 to shareholders of record at the close of business on January 19, 2010 and October 30, 2009, respectively. On March 30, 2010, the Board of Directors declared a dividend of $0.20 per share payable on April 27, 2010 to shareholders of record at the close of business on April 16, 2010. The dividend will result in a payout of approximately $12.6 million, based on the number of shares outstanding at April 5, 2010.

The continuing economic recessionary conditions could negatively impact our overall business, and as a result, could negatively impact our liquidity. In addition, the continuing instability in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under the revolving Credit Facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. We paid rent under operating leases to the Affiliates for the first twenty-six weeks of fiscal 2010 of approximately $1.2 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at February 27, 2010. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2014.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a government contractor, from time to time the Company is subject to governmental or regulatory inquiries or audits. There is an audit currently pending by the General Services Administration (“GSA”) Office of Inspector General (“OIG”) relating to government sales under the Company’s Multiple Award Schedule Contract with the GSA and compliance with the Trade Agreements Act of 1979. By letters dated December 17, 2008 and April 22, 2009, the U.S. Department of Justice has advised the Company that GSA OIG’s audit identified non-compliant sales and a potential liability arising therefrom, without specifying the amount of the potential liability. The amount of potential liability, if any, is not estimable at this time. However, management does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Please see our Form 10-Q for the quarter ended November 28, 2009 for information about the settlement of a purported shareholder derivative lawsuit.

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

Item 5. Other Information

On January 14, 2010, the Company held its 2010 Annual Meeting of Shareholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

The matters voted upon by the shareholders and the votes cast with respect to such matters are as follows:

(1)	To elect the following nominees as Directors.

Nominee	For	Withheld
Mitchell Jacobson	221,313,183	1,196,709
David Sandler	221,913,165	596,727
Charles Boehlke	215,439,629	7,070,263
Roger Fradin	208,563,940	13,945,952
Denis Kelly	209,326,777	13,183,115
Philip Peller	209,330,196	13,179,696
Louise Goeser	208,567,514	13,942,378
(2)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

For	Against	Abstain	Broker Non-Votes
224,644,439	168,520	15,656	—

(3)	To amend our 2005 Omnibus Equity Plan to increase the number of shares available for issuance by 3,200,000 shares of our Class A common stock.

For	Against	Abstain	Broker Non-Votes
204,530,620	17,956,826	22,446	2,318,723

Item 6. Exhibits

Exhibits:

10.1	MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan, as amended through January 14, 2010.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2010.
**	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 7, 2010	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: April 7, 2010	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan, as amended through January 14, 2010.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2010.
**	Filed herewith.
†	Furnished herewith.