Form 10-Q
period 2010-05-29
MSC INDUSTRIAL DIRECT CO INC
filed 2010-07-01
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 29, 2010

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

Yes ☐ No ☒

As of June 29, 2010, 44,607,453 shares of Class A common stock and 18,125,474 shares of Class B common stock of the registrant were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	May 29, 2010	August 29, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$167,900	$225,572
Accounts receivable, net of allowance for doubtful accounts of $5,097 and $5,863, respectively	212,873	165,368
Inventories	266,066	246,649
Prepaid expenses and other current assets	18,729	17,169
Deferred income taxes	26,313	27,956
Total current assets	691,881	682,714
Property, plant and equipment, net	139,697	131,885
Goodwill	271,765	271,765
Identifiable intangibles, net	50,520	55,766
Other assets	7,157	15,417
Total assets	$1,161,020	$1,157,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit notes	$—	$95,000
Current maturities of long-term notes payable	59,858	59,105
Accounts payable	75,470	55,345
Accrued liabilities	56,498	46,388
Total current liabilities	191,826	255,838
Long-term notes payable	47	39,365
Deferred income taxes and tax uncertainties	60,280	56,808
Total liabilities	252,153	352,011
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,147,830 and 46,868,631 shares issued, and 45,509,846 and 44,247,972 shares outstanding, respectively	48	47
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 18,125,474 and 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	373,631	336,092
Retained earnings	645,713	577,321
Accumulated other comprehensive loss	(3,379)	(2,068)
Class A treasury stock, at cost, 2,637,984 and 2,620,659 shares, respectively	(107,164)	(105,874)
Total shareholders’ equity	908,867	805,536
Total liabilities and shareholders’ equity	$1,161,020	$1,157,547

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net sales	$450,381	$350,489	$1,230,680	$1,135,421
Cost of goods sold	245,499	189,470	671,064	606,529
Gross profit	204,882	161,019	559,616	528,892
Operating expenses	134,481	115,778	388,303	365,981
Income from operations	70,401	45,241	171,313	162,911
Other (Expense) Income:
Interest expense	(248)	(544)	(993)	(3,212)
Interest income	43	164	137	710
Other income, net	19	65	31	44
Total other expense	(186)	(315)	(825)	(2,458)
Income before provision for income taxes	70,215	44,926	170,488	160,453
Provision for income taxes	25,968	17,171	64,172	61,325
Net income	$44,247	$27,755	$106,316	$99,128
Per Share Information:
Net income per common share:
Basic	$0.70	$0.45	$1.69	$1.59
Diluted	$0.69	$0.44	$1.67	$1.58
Weighted average shares used in computing net income per common share:
Basic	62,790	61,838	62,509	61,710
Diluted	63,320	62,352	63,025	62,294
Cash dividend declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Thirty-Nine Weeks Ended May 29, 2010
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 29, 2009.	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	265	—	(265)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,390	842	1	—	—	27,245	—	—	—	—	27,246
Common stock issued under associate stock purchase plan	—	—	—	—	185	—	—	(46)	1,776	1,961
Grant of restricted common stock, net of cancellations	172	—	—	—	—	—	—	—	—	—
Stock-based compensation.	—	—	—	—	10,109	—	—	—	—	10,109
Purchase of treasury stock	—	—	—	—	—	—	—	63	(3,066)	(3,066)
Cash dividends paid on Class A common stock	—	—	—	—	—	(26,916)	—	—	—	(26,916)
Cash dividends paid on Class B common stock	—	—	—	—	—	(11,008)	—	—	—	(11,008)
Cumulative translation adjustment	—	—	—	—	—	—	(1,311)	—	—	(1,311)
Net income	—	—	—	—	—	106,316	—	—	—	106,316
Comprehensive income										105,005
Balance at May 29, 2010	48,148	$48	18,125	$18	$373,631	$645,713	$(3,379)	2,638	$(107,164)	$908,867

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009
Cash Flows from Operating Activities:
Net income	$106,316	$99,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,250	20,075
Stock-based compensation	10,109	7,800
Loss on disposal of property, plant, and equipment	16	—
Provision for doubtful accounts	1,029	3,574
Deferred income taxes and tax uncertainties	5,115	4,630
Excess tax benefits from stock-based compensation	(4,531)	(1,575)
Changes in operating assets and liabilities:
Accounts receivable	(49,386)	51,869
Inventories	(20,311)	58,389
Prepaid expenses and other current assets	(1,632)	3,232
Other assets	7,829	7,734
Accounts payable and accrued liabilities	35,459	(15,735)
Total adjustments	2,947	139,993
Net cash provided by operating activities	109,263	239,121
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(21,516)	(18,048)
Proceeds from sale of property, plant and equipment	—	448
Net cash used in investing activities	(21,516)	(17,600)
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,211)	(1,200)
Payment of cash dividends	(37,924)	(37,355)
Excess tax benefits from stock-based compensation	4,531	1,575
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,961	2,096
Proceeds from exercise of Class A common stock options	21,856	5,761
Borrowings under the revolving credit line commitment from credit facility	—	4,000
Paydown of the revolving credit line commitment from credit facility	(95,000)	—
Repayments of notes payable under the credit facility and other notes	(38,565)	(30,875)
Net cash used in financing activities	(145,352)	(55,998)
Effect of foreign exchange rate changes on cash and cash equivalents	(67)	(174)
Net (decrease) increase in cash and cash equivalents	(57,672)	165,349
Cash and cash equivalents – beginning of period	225,572	42,843
Cash and cash equivalents – end of period	$167,900	$208,192
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$53,771	$43,652
Cash paid for interest	$918	$3,685

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended May 29, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income as reported	$44,247	$27,755	$106,316	$99,128
Less: Distributed net income available to participating securities	(101)	(90)	(304)	(277)
Less: Undistributed net income available to participating securities	(305)	(136)	(670)	(561)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$43,841	$27,529	$105,342	$98,290
Add: Undistributed net income allocated to participating securities	305	136	670	561
Less: Undistributed net income reallocated to participating securities	(302)	(135)	(665)	(556)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$43,844	$27,530	$105,347	$98,295

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Denominator:
Weighted average shares outstanding for basic net income per share	62,790	61,838	62,509	61,710
Effect of dilutive securities	530	514	516	584
Weighted average shares outstanding for diluted net income per share	63,320	62,352	63,025	62,294
Net income per share Two-class method:
Basic	$0.70	$0.45	$1.69	$1.59
Diluted	$0.69	$0.44	$1.67	$1.58

Antidilutive stock options (0 and 1,715 shares at May 29, 2010 and May 30, 2009, respectively) were not included in the computation of diluted earnings per share.

Note 3. Associate Benefit Plans

Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,468 and $1,249 for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively, and $4,645 and $4,059 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. Tax benefits related to these expenses for the thirteen week periods ended May 29, 2010 and May 30, 2009, were $541 and $471, respectively, and for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, were $1,709 and $1,477, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009
Expected life (in years)	4.8	4.8
Risk-free interest rate	2.18%	2.72%
Expected volatility	35.2%	30.3%
Expected dividend yield	1.70%	1.40%

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans  – (continued)

A summary of the activity of the Company’s stock option plans for the thirty-nine weeks ended May 29, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding on August 29, 2009	2,759	$33.65
Granted	515	44.17
Exercised	(842)	25.94
Canceled	(2)	14.45
Outstanding on May 29, 2010	2,430	$38.57	4.26	$32,002
Exercisable on May 29, 2010	1,209	$34.17	3.07	$21,246

The weighted-average grant-date fair values of the stock options granted for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 were $12.49 and $10.05, respectively. The total intrinsic value of options exercised during the thirty-nine week periods ended May 29, 2010 and May 30, 2009 were $21,344 and $6,482, respectively. The unrecognized share-based compensation cost related to stock option expense at May 29, 2010 was $10,736 and will be recognized over a weighted average period of 2.51 years.

A summary of the activity of the share-based compensation awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the “Plans”) for the thirty-nine weeks ended May 29, 2010 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at August 29, 2009	558	$41.47
Granted	185	44.34
Vested	(128)	41.56
Canceled	(13)	41.97
Non-vested at May 29, 2010	602	$42.60

Stock-based compensation expense recognized for the share-based compensation awards was $1,860 and $1,291 for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively, and $5,464 and $3,741 for the thirty-nine week periods ended May 29, 2010 and May 30, 2009, respectively. The unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans at May 29, 2010 was $15,119 and will be recognized over a weighted-average period of 3.23 years.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income as reported:	$44,247	$27,755	$106,316	$99,128
Cumulative foreign currency translation adjustment	(502)	1,445	(1,311)	(1,540)
Comprehensive income	$43,745	$29,200	$105,005	$97,588

Note 5. Fair Value

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority. The three levels of inputs used to measure fair value are as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

As of May 29, 2010 and August 29, 2009, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $141,127 and $198,702, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which reprices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of May 29, 2010 and August 29, 2009 due to the short-term maturity of these items or variable interest rate.

On August 30, 2009, the Company adopted the remaining provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for all non-financial assets and liabilities measured on a non-recurring basis. During the thirteen and thirty-nine weeks ended May 29, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $0 and $95,000 were outstanding at May 29, 2010 and August 29, 2009, respectively. The Company paid down its $95,000 outstanding balance in April 2010. The interest rate payable for any borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 29, 2009 was 0.69%. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 6. Debt  – (continued)

At May 29, 2010 and August 29, 2009, the Company had term loan borrowings outstanding under its term loan facility of $59,687 and $98,125, respectively. At May 29, 2010, principal payments consist of quarterly installments of $20,500 in each of the next two quarters commencing in June 2010, and a final payment of approximately $18,687 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at May 29, 2010 and August 29, 2009 were 0.78% and 0.79%, respectively.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 29, 2010, the Company is in compliance with the operating and financial covenants of the Credit Facility.

The Company also has a long-term note payable in the amount of $218 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15 (includes principal and interest) through September 2011.

Note 7. Shareholders’ Equity

The Company paid dividends of $37,924 for the thirty-nine weeks ended May 29, 2010. On June 29, 2010, the Board of Directors declared a dividend of $0.22 per share payable on July 27, 2010 to shareholders of record at the close of business on July 13, 2010. The dividend will result in a payout of approximately $13,801, based on the number of shares outstanding at June 29, 2010.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the thirty-nine weeks ended May 29, 2010, the Company repurchased 16 shares of its common stock in the open market at an aggregate cost of $855. This amount is not reported in the condensed consolidated statements of cash flows since the transactions did not settle until June 2010. As of May 29, 2010, the maximum number of shares that may yet be repurchased under the Plan was 2,989 shares.

In addition to the above repurchases, upon vesting of certain restricted stock awards, 47 shares were reacquired to satisfy employees’ tax withholding obligations for the thirty-nine weeks ended May 29, 2010. These reacquired shares were recorded as an additional $2,211 of treasury stock. For the thirty-nine weeks ended May 30, 2009, 34 shares were reacquired to satisfy employees’ tax withholding obligations. These reacquired shares were recorded as an additional $1,200 of treasury stock.

During the thirty-nine weeks ended May 29, 2010 and May 30, 2009, the Company reissued approximately 46 and 64 shares, respectively, at a cost of approximately $1,776 and $1,252, respectively, to fund the Associate Stock Purchase Plan.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 was minimal.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 9. Income Taxes

During the thirteen and thirty-nine periods ended May 29, 2010, there were no material changes in unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2006 and State jurisdictions through fiscal 2005.

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

As a government contractor, the Company is, from time to time, subject to governmental or regulatory inquiries or audits. As previously disclosed, the General Services Administration’s (the “GSA”) Office of Inspector General has substantially completed an audit relating to the Company’s sales to the government under a contract that the Company has with the GSA and concerning compliance with the Trade Agreements Act of 1979. The Trade Agreements Act prohibits the sale to the government of products obtained from certain countries. Based on the GSA’s findings, in May 2010, the Department of Justice (the “DOJ”) asserted damages of approximately $3,300 relating to fiscal years prior to 2008. The Company has begun the process of discussing with the DOJ its claims and damages calculations. The timing and outcome of these discussions are not certain. If a settlement is not reached, the DOJ could commence civil litigation to recover treble damages. The Company believes it has complied with the GSA contract in all material respects and does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 11. New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures, including details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (“IFRS”), which is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”). In February 2010, the SEC approved a statement confirming its commitment to move toward a set of globally accepted accounting standards. As initially set forth in the November 2008 roadmap, the SEC intends to decide by 2011 whether to transition to IFRS and to implement the transition no earlier than 2015. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS, as well as the ongoing convergence efforts of the FASB and the IASB.

Note 12. Subsequent Events

The Company repurchased approximately 904 shares of its common stock for a total cost of approximately $45,173 during the period June 1, 2010 through June 10, 2010.

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

Net sales increased by 28.5% and 8.4% for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009. Net sales, on an average daily basis, increased 26.5% and 7.8% for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009. The thirteen and thirty-nine week periods have one more business day than the corresponding prior year periods. Fiscal 2009 was characterized by credit constraints in the financial markets and a weak global economy that had impacted both our core manufacturing customers (the “core business”) and our national account and government program (the “Large Account Customer”). During this time, we took advantage of these market conditions by taking market share from our smaller competitors, who have experienced profitability, liquidity and operating cash flow challenges. We also increased our competitive advantages by investing in the growth of our business. These investments include, among other things, growth in our sales force, improvements to our electronic procurement tools, and productivity investments. These investments, combined with our huge product assortment, high in-stock levels, same day shipment, and high levels of execution, have increased our competitive advantage over smaller distributors.

There are encouraging trends in key economic indicators, such as the ISM index and durable goods orders, which indicate industry conditions have generally begun to improve. We believe that the financial results for the third quarter of fiscal 2010 reflect increased market share and greater demand for our products due to the more favorable economic and industry conditions compared to the third quarter of fiscal 2009. We are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 45.5% for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to 45.9% and 46.6% for the same periods in fiscal 2009. The decrease in gross margin was primarily driven by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constituted a larger portion of our total sales.

Operating expenses increased for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009, as a result of the increased sales volume related expenses (primarily payroll related costs and freight expenses). The payroll related costs increase resulted from increased sales commissions and an increase in incentive compensation. As a result of the increase in sales, our operating margins for the thirteen week period ended May 29, 2010 increased to 15.6% compared to 12.9% for the same period in fiscal 2009.

Operating expenses increased for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009. The increase in operating expenses for the thirty-nine week period is primarily a result of an increase in payroll and payroll related costs. Included in payroll and payroll related costs are increases in incentive compensation, sales commissions, and medical costs. Medical costs of our self-insured group health plan increased as a result of the increased number of medical claims filed by participants and the increased cost per claim. As a result of the decrease in gross margin, our operating margins for the thirty-nine week period ended May 29, 2010 decreased to 13.9%, as compared to 14.3% for the same period in fiscal 2009.

We expect operating costs to continue to increase through the remainder of fiscal 2010 as compared to the same period in fiscal 2009 due to increased sales volumes, compensation expenses, and fringe benefits. We have removed the compensation related cost containment measures that were implemented in fiscal 2009 and have partially restored merit salary increases. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and thirty-nine week periods ended May 29, 2010, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM was 59.7% for the month of May 2010. We have historically experienced revenue growth during periods where the ISM is above 50%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while inventories are contracting. Historically, this has boded well for our future growth. However, there still remains significant uncertainty relating to the current economic environment. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Net Sales	$450,381	$350,489	28.5%	$1,230,680	$1,135,421	8.4%

Net sales increased 28.5%, or approximately $100 million for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009. Net sales, on an average daily basis, increased 26.5% for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $49 million, an increase in the core business of approximately $48 million, and an increase in prices on certain stock keeping units (“SKUs”) of approximately $3 million. Included in the above comparisons is the effect of the additional one day of sales in the third quarter of fiscal 2010.

Net sales increased 8.4%, or approximately $95 million for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009. Net sales, on an average daily basis, increased 7.8% for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $99 million and an increase in prices on certain SKUs of approximately $1 million. This is partially offset by a decline in the core business of approximately $5 million. Included in the above comparisons is the effect of the additional one day of sales in the third quarter of fiscal 2010.

The global economic recession impacted our net sales for the thirty-nine week period ended May 30, 2009. Net sales for the Company began to improve in the second quarter of fiscal 2010 and have continued to improve through the third quarter of fiscal 2010. Exclusive of the UK, average order size increased to approximately $327 for the third quarter of fiscal 2010 as compared to $293 in the third quarter of fiscal 2009. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in solid share gains for the Company. Sales through the MSC Websites were $137.1 million for the third quarter of fiscal 2010, representing 30.4% of consolidated net sales, compared to sales of $102.4 million for the third quarter of fiscal 2009, representing 29.2% of consolidated net sales. We grew our field sales associate headcount to 947 at May 29, 2010, an increase of approximately 2.2%, from field sales associates of 927 at May 30, 2009, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 970 by the end of fiscal 2010 and we will continue to manage the timing of new branch openings based on economic conditions.

In the fiscal 2010 MSC catalog distributed in September 2009, we added approximately 21,000 new stock keeping units (“SKUs”) and removed approximately 22,000 SKUs. We believe that the new SKUs improve the overall quality of our product offerings.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Gross Profit	$204,882	$161,019	27.2%	$559,616	$528,892	5.8%
Gross Profit Margin	45.5%	45.9%		45.5%	46.6%

Gross profit margin for the thirty-nine week period ended May 29, 2010 declined from the comparable period in fiscal 2009. This is primarily a result of the change in customer and product mix, as our Large Account Customers, which typically generate lower gross margins due to larger volume discounts, and also purchase more of our lower gross margin products as a percentage of their sales volume, constituted a larger portion of our total sales.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Operating Expenses	$134,481	$115,778	16.2%	$388,303	$365,981	6.1%
Percentage of Net Sales	29.9%	33.0%		31.6%	32.2%

The increase in operating expenses in dollars for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009, was a result of increases in incentive compensation, freight expenses, and sales commissions. This is partially offset by a decrease in advertising expenses resulting from reduced numbers of brochures mailed.

The increase in operating expenses in dollars for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009, was primarily a result of increases in payroll and payroll related costs. This was partially offset by a decline in advertising expenses resulting from reduced numbers of brochures mailed.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in the prior fiscal year, primarily as a result of increased incentive compensation, sales commissions, medical costs, and an increase in staffing levels to support our growth initiatives. In addition, the thirteen and thirty-nine week periods ended May 29, 2010 include the partial restoration of associate merit increases. For the thirty-nine week period ended May 29, 2010, this increase was partially offset by the reduction in associate hours in volume sensitive areas, such as fulfillment and call centers, during the first two quarters of fiscal 2010.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009. This is a result of an increase in both the number of medical claims filed by participants of our self-insured group health plan and the average cost per claim, which has been adversely affected by an increase in the number of large claims. It is uncertain as to whether the medical costs will continue to increase through the remainder of fiscal 2010.

The decrease in operating expenses as a percentage of net sales for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009, was primarily a result of the allocation of fixed expenses over a larger revenue base. The decrease in operating expenses as a percentage of net sales for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009, was primarily a result of the productivity gains related to the cost containment measures we put in place and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Income from Operations	$70,401	$45,241	55.6%	$171,313	$162,911	5.2%
Percentage of Net Sales	15.6%	12.9%		13.9%	14.3%

The increase in income from operations for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009, was primarily attributable to the increases in net sales, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen week period ended May 29, 2010, as compared to the same period in fiscal 2009, primarily as a result of the distribution of expenses over a larger revenue base. Income from operations as a percentage of net sales decreased for the thirty-nine week period ended May 29, 2010, as compared to the same period in fiscal 2009, primarily as a result of the decrease in gross profit margin.

Interest Expense

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Interest Expense	$(248)	$(544)	(54.4)%	$(993)	$(3,212)	(69.1)%

The decrease in interest expense for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009, was due to a combination of lower weighted average interest rates and lower average loan balances. Average loan balances outstanding for the term loan and revolving loans for the thirteen and thirty-nine week periods ended May 29, 2010 were approximately $112.5 million and $155.5 million, respectively, as compared to approximately $209.3 million and $212.9 million for the same periods in fiscal 2009. The decrease in the average loan balances for the thirteen and thirty-nine week periods is primarily a result of the pay down of the outstanding balance on the revolving credit line commitment during the thirteen weeks ended May 29, 2010 and the increased scheduled quarterly principal payments made on the term loan beginning in the fourth quarter of fiscal 2009.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$25,968	$17,171	51.2%	$64,172	$61,325	4.6%
Effective Tax Rate	36.98%	38.22%		37.64%	38.22%

The effective tax rate for the thirteen and thirty-nine week periods ended May 29, 2010 was 36.98% and 37.64%, compared to 38.22% for the comparable periods in fiscal 2009. The rate decrease is primarily attributable to the impact of the completion of the Federal income tax examination for fiscal year 2006.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 29, 2010	May 30, 2009	Percentage Change	May 29, 2010	May 30, 2009	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$44,247	$27,755	59.4%	$106,316	$99,128	7.3%
Diluted Earnings Per Share	$0.69	$0.44	56.8%	$1.67	$1.58	5.7%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 29, 2010, as compared to the same periods in fiscal 2009, have been discussed above.

Liquidity and Capital Resources

As of May 29, 2010, we held $167.9 million in cash and cash equivalent funds consisting primarily of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the cost of an acquisition, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At May 29, 2010, total borrowings outstanding were $59.9 million, as compared to $193.5 million at August 29, 2009.

We have an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which $0 and $95.0 million was outstanding at May 29, 2010 and August 29, 2009, respectively. We paid down the $95.0 million outstanding balance in April 2010. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates. These interest rates will reset in thirty, sixty, ninety, or one hundred eighty day increments, at the Company’s discretion. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The loans under the revolving credit line commitment are due on June 8, 2011.

At May 29, 2010 and August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $59.7 million and $98.1 million, respectively. Remaining payments as of May 29, 2010 consist of quarterly installments of $20.5 million in each of the next two quarters commencing in June 2010, and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at May 29, 2010 and August 29, 2009 were 0.78% and 0.79%, respectively. As of May 29, 2010, the current interest rate will reset in thirty day periods.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At May 29, 2010, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 was $109.3 million and $239.1 million, respectively. The decrease of approximately $129.8 million in net cash provided from operations resulted primarily from increases in accounts receivable and inventory, offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 was $21.5 million and $17.6 million, respectively, and relate primarily to the purchase of property, plant and equipment.

Net cash used in financing activities for the thirty-nine week periods ended May 29, 2010 and May 30, 2009 was $145.4 million and $56.0 million, respectively. The increase of approximately $89.4 million in net cash used in financing activities was primarily attributable to the paydown of the outstanding balance on the revolving credit line commitments of $95.0 million, offset by the increase in proceeds from the exercise of Class A common stock options.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under the Plan, we repurchased 16,000 shares of Class A common stock in the open market for approximately $0.9 million during the thirty-nine week period ended May 29, 2010. We did not repurchase any shares of our Class A common stock in the open market during the thirty-nine week period ended May 30, 2009. In addition, we repurchased approximately 904,000 of Class A common stock in the open market for a total cost of approximately $45.2 million during the period June 1, 2010 through June 10, 2010.

We paid a dividend of $12.7 million on April 27, 2010, $12.6 million on February 2, 2010 and $12.6 million on November 13, 2009 to shareholders of record at the close of business on April 16, 2010, January 19, 2010 and October 30, 2009, respectively. On June 29, 2010, the Board of Directors declared a dividend of $0.22 per share payable on July 27, 2010 to shareholders of record at the close of business on July 13, 2010. The dividend will result in a payout of approximately $13.8 million, based on the number of shares outstanding at June 29, 2010.

Although there are positive signs of an economic recovery, the continuing economic recessionary conditions could negatively impact our overall business, and as a result, could negatively impact our liquidity. In addition, the continuing instability in the financial markets could limit our access to additional capital resources, if needed, and could increase associated costs. We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under the revolving Credit Facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with two real estate entities (together, the “Affiliates”), which lease property to us. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. We paid rent under operating leases to the Affiliates for the first thirty-nine weeks of fiscal 2010 of approximately $1.7 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as noted above. The leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030, at May 29, 2010. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2014.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a government contractor, the Company is, from time to time, subject to governmental or regulatory inquiries or audits. As previously disclosed, the General Services Administration’s (the “GSA”) Office of Inspector General has substantially completed an audit relating to the Company’s sales to the government under a contract that the Company has with the GSA and concerning compliance with the Trade Agreements Act of 1979. The Trade Agreements Act prohibits the sale to the government of products obtained from certain countries. Based on the GSA’s findings, in May 2010, the Department of Justice (the “DOJ”) asserted damages of approximately $3.3 million relating to fiscal years prior to 2008. The Company has begun the process of discussing with the DOJ its claims and damages calculations. The timing and outcome of these discussions are not certain. If a settlement is not reached, the DOJ could commence civil litigation to recover treble damages. The Company believes it has complied with the GSA contract in all material respects and does not expect the ultimate resolution of this matter to have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 29, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/28/10 – 03/27/10	—	—	—	3,005,657
03/28/10 – 04/27/10	—	—	—	3,005,657
04/28/10 – 05/29/10	16,468	$51.89	16,468	2,989,189
Total	16,468	$51.89	16,468

(1)	Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.
(2)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the “Plan”). The total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of May 29, 2010, the maximum number of shares that may yet be repurchased under the Plan was 2,989,189 shares. There is no expiration date for this program.

Item 6. Exhibits

Exhibits:
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 1, 2010	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: July 1, 2010	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	Furnished herewith.