Form 10-K
period 2010-08-28
MSC INDUSTRIAL DIRECT CO INC
filed 2010-10-22
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 27, 2010 was approximately $1,987,967,076. As of October 20, 2010, 44,839,141 shares of Class A common stock and 17,925,474 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2011 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate primarily in the United States, with customers in all 50 states, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the United States and one is located in the United Kingdom (the “U.K.”) and 96 branch offices (95 branches are located within the United States and one is located in the U.K.). MSC’s customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. Our experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges. The U.K. operations are excluded from certain measurements, unless otherwise noted, as the impact of the U.K operations is not material to these measurements.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, brochures and the Internet, including our websites, mscdirect.com, mscmetalworking.com and use-enco.com (the “MSC Websites”). Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•	our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;
•	we guarantee same-day shipping of our core business products and offer next day delivery on qualifying orders placed up until 8:00 P.M. Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

•	we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;
•	we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle, SAP and Infor; and
•	we offer inventory management solutions with our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $331 in fiscal 2010. We have approximately 320,000 active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the MSC Websites, eProcurement platforms or facsimile.

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

We believe that there are significant administrative costs associated with generating and manually placing a purchase order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, as those offered by premier companies, such as MSC.

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

We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through the following:

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

Business Strategy

Our business strategy is to reduce our customers’ total cost of procurement for obtaining and maintaining their MRO supplies while delivering superior customer service and value-added offerings. The strategy includes the following key elements:

•	providing a broad selection of in-stock products and offering industry brand and private branded products;
•	providing prompt response, same-day shipping, and next day delivery;
•	delivering superior, value-added customer service;
•	offering competitive pricing;
•	targeted direct marketing; and
•	using technology to reduce procurement costs.

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

Same-Day Shipping and Next Day Delivery.  We guarantee same-day shipping of our in-stock products. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. Historically, our results indicate that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges.

Superior Customer Service.  Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC’s in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross-check inventory items using customer product codes previously entered into our information systems and arrange or provide technical assistance. We believe that our simple, “one call does it all” philosophy of fulfilling all purchasing needs of a customer through highly trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, eCommerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers. We also offer our customers technical support in our value-added solutions for their diverse procurement needs, as well as customized one-on-one service through our field or telemarketing sales representatives.

Targeted Direct Marketing Strategy.  Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 600,000 items. In fiscal 2010, our master catalogs were supplemented by over 100 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components, safety, material handling, electrical, hand tools and other MRO categories. We use our database of companies and contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. Specialty and promotional publications are produced in-house, which has resulted in increased productivity through lower costs and more efficient use of advertising space. MSC’s publication circulation decreased to 21.7 million in fiscal 2010 from 28.6 million in fiscal 2009, reflecting our decision to improve productivity of direct mail as a result of the depressed business climate. We continue an ongoing strategy to improve direct mail productivity, increase overall return on advertising dollars spent, and react to changes in customer purchasing preferences. This is balanced against the development of programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors, and as a result, the quantity mailed from year to year fluctuates. In addition, we balance our investment in marketing between traditional and online media. As we improve productivity in traditional programs, such as direct mail, and see customer behavior shifting to online purchasing, our approach to online marketing continues to evolve.

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs (approximately 600,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce-enabled solutions. Sales through the MSC Websites were $511.1 million for fiscal 2010, representing 30.2% of consolidated net sales, compared to sales of $430.9 million for fiscal 2009, representing 28.9% of consolidated net sales. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive electronic data interchange (“EDI”) ordering system to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels, reducing consumption, and providing product accountability.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We intend to increase sales to existing customers and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force, increasing their productivity, and opening new branch locations;
•	selectively pursuing strategic acquisitions;
•	increasing sales from existing and generating new customers by offering various value-added programs designed to reduce our customers’ costs, including vendor and customer managed inventory;
•	improving our product lines, including the addition of new products and private label alternatives;
•	improving our direct marketing programs;
•	enhancing our eCommerce solutions;
•	instituting enhancements in our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	providing next day delivery to all zip codes within the contiguous United States at no additional cost over standard MSC ground delivery charges; and
•	maintaining excellent customer support service.

Expand Government and National Account Programs.  We have developed government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these customers and that they are an integral part of our customer diversification program. Allocating resources to these customers has allowed us to provide better support and expand our customer acquisition activities, as this is a key component of our overall growth strategy.

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2010, we opened new branches in the Ontario, California and Las Vegas, Nevada areas. We believe that opening sales branches on the west coast enables us to increase our market share, and we will continue to do so. However, we will manage the timing of sales force increases and branch openings based on economic conditions.

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

Increasing the number of product lines and productive SKUs.  We believe that increasing the breadth and depth of our product offerings and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal 2010, in the MSC catalog, we added approximately 21,000 SKUs and removed approximately 22,000 SKUs. In fiscal 2011, in the MSC catalog distributed in September 2010, we added approximately 43,000 new SKUs and removed approximately 27,000 SKUs. Approximately 23,000 of the removed SKUs were unique to specialty publications and consolidated to other items providing our customers equal or higher value.

Approximately 30% of the new SKUs are MSC proprietary brands. We currently have approximately 600,000 SKUs in total. We generally add SKUs based on the value we believe they will bring to our customers.

Improving our direct marketing programs.  Through our marketing efforts, we have accumulated an extensive buyer database and industry expertise within specific markets. We utilize empirical information from our marketing database to prospect for new customers and target the circulation of our master catalogs to those most likely to purchase. We supplement our master catalogs with direct mail and email that utilizes specialty and promotional publications to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

eCommerce capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the MRO market, offering customers full access to all of the SKUs that we sell, and are supported by the complete service model of the respective MSC company. All orders placed online at mscdirect.com are backed by our same-day shipping guarantee. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customers’ desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites. Revenue derived through our websites was $511.1 million in fiscal 2010, representing 30.2% of consolidated net sales in fiscal 2010.

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

Instituting enhancements in our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  Our goal is to become the preferred distributor of choice for our customers’ metalworking needs. We intend to accomplish this through continued expansion of our metalworking sales team, increased technical support, and enhanced supplier relationships. In addition, we will continue to develop and introduce value-added solutions, services and products to support the identified needs of our customers. Our product focus will include the continued development of high performance metalworking products marketed under MSC proprietary brand platforms as well as leading industry brands. We will continue to drive high value product alternatives for our customers. Through this combined focus, we seek to gain market share within existing customers and attract new customers for metalworking products.

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

Products

We currently offer approximately 600,000 SKUs, representing a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission; and electrical supplies. We believe that by offering a large number of SKUs, we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our offering of specific products from multiple manufacturers at different price and quality levels, provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific task on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, private label, and generic products, as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers (including by our U.K. operations). No single supplier accounted for more than 5% of our total purchases in fiscal 2010. Kennametal, Inc. accounted for approximately 5% of our total purchases in fiscal 2009. We have entered into certain business arrangements, including a distributor agreement under which we have an exclusive national level distribution arrangement for certain Kennametal branded products (within the United States), a non-exclusive distributorship in the United States for other products and a non-exclusive distributorship for Kennametal branded and other products in the U.K.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 80% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $331 in fiscal 2010. We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2010), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of contracts with federal, state, and local governmental agencies and the procurement agencies of numerous individual states. We believe that expanding our business with governmental agencies better diversifies our customer mix. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include military bases, veterans’ hospitals, federal correctional facilities, Army Corps of Engineers’ facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, or is currently pursuing, we are also pursuing a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

National Accounts also include large, Fortune 1000 companies. The MSC value proposition is consistent with the procurement strategies of these companies as they attempt to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain by using eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions. By expanding our government and national account programs, we are able to diversify our customers, strengthen our MRO product categories and acquire the scale that helps us achieve our purchasing goals. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

One of our subsidiaries also offers wholesalers and other distributors the ability to create their own customized mail order catalog, by offering turnkey marketing programs and promotional mailers. Any resulting orders are fulfilled by MSC, which stocks and ships the products under the customer’s program. Another division of MSC offers a line of lower priced products to the budget-oriented customer.

We have approximately 320,000 active customers (companies which have purchased at least one item during the past 12 months). Typically, a customer’s industrial supply purchases are managed by several buyers responsible for different categories of products. We target these individual buyers within an organization and tailor our marketing efforts to the product categories for which such buyers are responsible. We are able to implement this direct-marketing strategy because of the depth of customer information contained in our information systems databases. Our customers select desired products from our various publications and the MSC Websites, and place their orders by telephone, MSC Websites, eProcurement platforms or facsimile.

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

As of August 28, 2010, we had 954 in-bound sales representatives (including for our U.K. operations) at our call centers, customer fulfillment centers and branch offices. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC’s “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

As of August 28, 2010, we had 973 direct sales representatives (including for our U.K. operations) who work out of the branches or call centers and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 96 branch offices. There are 95 branch offices within the United States with locations in 40 states, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. During fiscal 2010, we opened new branches in the Ontario, California and Las Vegas, Nevada areas.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which includes our complete line of products, and the MSC Metalworking catalog. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists of customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

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

The number of pieces mailed has decreased from approximately 26.9 million in fiscal 2008 to approximately 21.7 million in fiscal 2010. While the circulation volume has decreased as part of an ongoing strategy to improve direct mail productivity and increase overall return on advertising dollars spent, the quantity mailed from year to year fluctuates as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors.

	Fiscal Years Ended
	August 30, 2008 (52 weeks)	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)
Number of publication titles	123	120	110
Number of publications mailed	26,900,000	28,600,000	21,700,000

Customer Service

One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and main call centers, most of which are located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. In general, our telephone ordering system is flexible and in the event of a local or regional breakdown, it can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed; if the credit is approved, the order is generally electronically transmitted to the customer fulfillment center closest to the customer where the order is shipped. We believe that our relationships with all of our freight carriers are satisfactory. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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

Most of our information systems operate over a wide area network and are real-time information systems that allow each customer fulfillment center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an EDI purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language (“XML”) ordering system to support our customer based purchase order processing. We provide product information and ordering capabilities on the Internet. We also support a proprietary hardware and software platform in support of our VMI program which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. Our VMI and CMI capabilities function directly as front-end ordering systems for our E-portal based customers.

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

Seasonality

We generally experience slightly lower sales volumes during the summer months (our fourth fiscal quarter) due to our industrial customers’ plant shutdowns during this period. As a result, net income in the fourth fiscal quarter is historically somewhat lower than in the third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods. However, as a result of the recent severe economic conditions and our ability to increase market share, we have not experienced the seasonality trends of slightly lower sales volumes during the summer months in fiscal years 2010 and 2009, as we had experienced historically.

Associates

As of August 28, 2010, we employed 4,304 associates (4,173 full-time and 131 part-time associates), which includes our U.K. operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

Our business depends heavily on the operating levels of our customers and the economic factors that affect them.

Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect demand for and production of our customers’ products.

When, as occurred in the recent economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase too. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

In addition, as various sectors of our industrial customer base face increased foreign competition, and in fact lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

We may encounter difficulties with acquisitions, which could harm our business.

We expect to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including the following:

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customer.

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

Customers are increasingly aware of the total costs of fulfillment, and of their need to have consistent sources of supply at multiple locations. Consistent sources of supply provide not just reliable product quantities, but also consistent pricing, quality, and services capabilities. We believe these customer needs could result in fewer suppliers as the industry consolidates, and as the remaining suppliers become larger and capable of being a consistent source of supply.

The trend of our industry toward consolidation could make it more difficult for us to maintain our operating margins. There can be no assurance that we will be able to take advantage of the trend or that we can do so effectively.

Volatility in commodity and energy prices may adversely affect operating margins.

In times of commodity and energy price increases, we may be subject to price increases from our vendors and freight carriers that we may be unable to pass along to our customers. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs may increase, which may result in increased production costs for our vendors. The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower operating margins.

As a United States government contractor, we are subject to certain laws and regulations which may increase our costs of doing business and which subject us to certain compliance requirements and potential liabilities.

As a supplier to the United States government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers, and in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations, including a current inquiry relating to the Trade Agreements Act. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts and could harm our reputation and cause our business to suffer. Also refer to “Item 3. Legal Proceedings” and “Note 12 —  Legal Proceedings” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Our business is exposed to the credit risk of our customers which could adversely affect our operating results.

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. Receivables are generally due within thirty days. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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

We currently have short-term borrowings outstanding and a revolving credit line available through June 2011 under our unsecured credit facility. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, consummate certain mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. As of August 28, 2010, we are in compliance with the operating and financial covenants of the credit facility. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of our outstanding indebtedness ($39.4 million at August 28, 2010) and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business.

We may be unable to secure a replacement credit facility upon the termination of our existing credit facility in June 2011 or the terms of a replacement credit facility could be materially different than the terms we have today.

Our current credit facility expires in June 2011. Based upon the current credit markets, we may be unable to secure a replacement credit facility, or if we are able to secure a replacement credit facility, the terms of such credit may be materially different from our current terms. Such revised terms or the price of credit could have an adverse effect on our business, financial condition or results of operations. Further, in the event we are unable to secure a replacement credit facility, our future liquidity may be impacted, which could have an adverse effect on our financial condition and results of operations.

Conditions in the capital markets could adversely affect our ability to borrow under our unsecured credit facility and could have a negative impact on our liquidity.

If any financial institution that has extended credit commitments to us, including commitments under our revolving credit facility, is adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us. Such failure could have a material and adverse impact on our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes. Currently, our cash position exceeds our outstanding debt.

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

On October 21, 2010, we announced a management succession plan pursuant to which Mr. David Sandler, our President and Chief Executive Officer, will continue in his current role through December 31, 2012, or no later than December 31, 2013 as determined by our Board of Directors, and then serve as Vice Chairman of the Board for four years. Mr. Erik Gershwind, Executive Vice President and Chief Operating Officer, has been identified by the Board as the successor to Mr. Sandler as our Chief Executive Officer.

Our business depends on our ability to retain and to attract qualified sales and customer service personnel.

There are significant costs associated with hiring and training sales and customer service professionals. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. We could be adversely affected by a shortage of available skilled workers or the loss of a significant number of our sales or customer service professionals.

The loss of key suppliers or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand name products and competitively priced private brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond our control. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Opening or expanding our customer fulfillment centers exposes us to risks of delays and affects our operating results.

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

An interruption of operations at our headquarters or customer fulfillment centers could adversely impact our business.

Our business depends on maintaining operations at our headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster, or other interruption could have a material adverse effect on our business and financial results.

We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions. These may, for example, relate to product liability claims, commercial disputes, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations. Also refer to “Item 3. Legal Proceedings” and “Note 12 — Legal Proceedings” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2010 and fiscal 2009, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 20, 2010, the Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.9% of the outstanding shares of our Class A common stock, giving them control over approximately 80.4% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)(3)	721,000	October 1990
Elkhart, Indiana(2)	528,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(4)	75,000	June 1998

(1)	The related party lease for this facility expires on July 1, 2030.
(2)	These facilities are owned by MSC.
(3)	This facility was expanded during fiscal 2010.
(4)	This facility is leased.

We maintain 95 branch offices within the United States located in 40 states and one location in the United Kingdom. The branches range in size from 1,000 to 40,000 square feet. The leases for these branch offices will expire at various periods between December 2010 and July 2017. The aggregate annual lease payments on these branches and the Atlanta and Wednesbury customer fulfillment centers in fiscal 2010 were approximately $9.6 million.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM.” MSC’s Class B common stock is not traded in any public market.

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 31, 2008 to August 28, 2010.

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 28, 2010	High	Low
First Quarter – November 28, 2009	$49.25	$38.64	$0.20
Second Quarter – February 27, 2010	50.00	42.65	0.20
Third Quarter – May 29, 2010	57.96	45.56	0.20
Fourth Quarter – August 28, 2010	53.48	44.19	0.22

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 29, 2009	High	Low
First Quarter – November 29, 2008	$53.68	$27.06	$0.20
Second Quarter – February 28, 2009	39.26	30.00	0.20
Third Quarter – May 30, 2009	42.37	26.72	0.20
Fourth Quarter – August 29, 2009	42.59	33.82	0.20

On July 10, 2003, the Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $0.82 and $0.80 per share for fiscal 2010 and fiscal 2009, respectively. This policy is reviewed periodically by the Board of Directors.

On October 19, 2010, the Board of Directors approved a special cash dividend of $1.00 per share in addition to the regular quarterly cash dividend of $0.22 per share payable on November 16, 2010 to shareholders of record at the close of business on November 2, 2010. The special and regular dividend totaling $1.22 per share will result in a payment in the aggregate amount of approximately $76.6 million, based on the number of shares outstanding at October 20, 2010.

On October 20, 2010, the last reported sales price for MSC’s Class A common stock on the NYSE was $55.88 per share.

The approximate number of holders of record of MSC’s Class A common stock as of October 20, 2010 was 562. The number of holders of record of MSC’s Class B common stock as of October 20, 2010 was 25.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 28, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/30/10 – 06/29/10	904,420	$49.96	904,333	2,084,856
06/30/10 – 07/29/10	—	—	—	2,084,856
07/30/10 – 08/28/10	—	—	—	2,084,856
Total	904,420	$49.96	904,333

(1)	During the three months ended August 28, 2010, 87,000 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of August 28, 2010, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,084,856 shares. There is no expiration date for this program.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of August 28, 2010 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Equity compensation plans (excluding Associate Stock Purchase Plan)	2,394,000	$38.76	3,505,000	(1)
Associate Stock Purchase Plan	—	—	319,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,394,000	$38.76	3,824,000

(1)	Represents shares available for future issuance under our 2005 Omnibus Equity Plan. Such shares may become subject to stock option grants or stock appreciation rights or may be issued directly as stock awards with such terms and conditions, performance requirements, restrictions, forfeiture provisions, contingencies and other limitations as determined by the plan administrator.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 27, 2005 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from August 27, 2005 through August 28, 2010

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among MSC Industrial Direct Co., Inc., the S&P Midcap 400 Index
and the Dow Jones US Business Support Services Index

	8/27/05	8/26/06	9/1/07	8/30/08	8/29/09	8/28/10
MSC Industrial Direct Co., Inc.	100.00	114.26	155.90	155.93	125.18	146.80
S&P Midcap 400	100.00	106.66	124.24	119.00	97.38	108.94
Dow Jones US Business Support Services	100.00	108.51	127.58	120.83	95.87	98.07

Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 30, 2008, August 29, 2009 and August 28, 2010 and the selected consolidated balance sheet data as of August 29, 2009 and August 28, 2010 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 26, 2006 and September 1, 2007 and the selected consolidated balance sheet data as of August 26, 2006, September 1, 2007, and August 30, 2008 are derived from MSC’s audited consolidated financial statements not included herein. For the fiscal year ended August 26, 2006, the selected consolidated income statement data includes the effect of the J&L acquisition as of June 8, 2006, which was the acquisition date, and the selected consolidated balance sheet data includes J&L as of the fiscal year ended August 26, 2006.

	Fiscal Years Ended
	August 26, 2006 (52 weeks)		September 1, 2007 (53 weeks)	August 30, 2008 (52 weeks)	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$1,317,519		$1,688,186	$1,779,841	$1,489,518	$1,692,041
Gross profit	613,460		780,489	822,512	687,845	766,939
Operating expenses	392,594		489,606	502,984	483,127	525,120
Income from operations	220,866		290,883	319,528	204,718	241,819
Income taxes	85,381		105,564	117,116	76,818	90,455
Net income	136,389		173,930	196,243	125,122	150,373
Net income per common share:
Basic(3)	2.03		2.63	3.06	2.01	2.39
Diluted(3)	1.99		2.58	3.02	1.99	2.37
Weighted average common shares outstanding:
Basic(3)	66,827		65,800	63,743	61,798	62,438
Diluted(3)	68,238		66,922	64,508	62,362	62,930
Cash dividends declared per common share	$0.54		$0.64	$0.74	$0.80	$0.82
Consolidated Balance Sheet Data (at period end):
Working capital	$374,746		$416,515	$378,305	$426,876	$486,251
Total assets	1,014,298		1,075,327	1,102,726	1,157,547	1,153,323
Short-term debt	7,843		33,471	134,726	154,105	39,361
Long-term debt, net of current maturities	192,986		142,200	98,473	39,365	—
Shareholders’ equity	639,273		727,877	711,612	805,536	899,880
Selected Operating Data:(1)
Active customers	346	(2)	390	371	343	320
Approximate Number of SKUs	550	(2)	590	590	600	600
Orders entered	4,774		5,729	5,874	5,034	5,309
Number of publications mailed	29,600		30,200	26,900	28,600	21,700
Number of publication titles (not in thousands)	112		126	123	120	110

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
(2)	Excludes J&L America, Inc., which we acquired in June 2006.
(3)	In the first quarter of fiscal 2010, the Company adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, net income per share was calculated under the new accounting guidance for fiscal 2010 and prior period net income per share data presented has been adjusted retrospectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During fiscal 2010, we benefited from the more favorable economic and industry conditions as compared to fiscal 2009. We believe that our financial results for fiscal 2010 reflect increased market share and greater demand for our products, as well as the execution of our growth strategies to increase revenues. For the fiscal year ended August 28, 2010, net sales increased 13.6% over the 2009 fiscal year. Fiscal 2009 sales decreased 16.3% over the 2008 fiscal year. The global economic recession negatively impacted our business in fiscal 2009. Severe disruptions in the financial markets, together with tightening in the credit markets had a significant impact on our sales as this affected our customers’ profitability levels and ability to raise debt or equity capital. This reduced the amount of liquidity available to our customers which, in turn, limited their ability to make purchases. This global economic recession had impacted both our core manufacturing customers and our national account and government program (the “Large Account Customer”). There was also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets. This trend continued through the first quarter of fiscal 2010. During this time, we took advantage of these market conditions by taking market share from our smaller competitors, who have experienced profitability, liquidity, and operating cash flow challenges. We also increased our competitive advantages by investing in the growth of our business. These investments include, among other things, growth in our sales force, improvements to our electronic procurement tools, and productivity investments. These investments, combined with our huge product assortment, high in-stock levels, same day shipment, and high levels of execution, have increased our competitive advantage over smaller distributors.

Currently, there are encouraging trends in key economic indicators, such as the ISM index and durable goods orders, which indicate industry conditions have generally begun to improve. However, we are continuing to monitor the economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

We will continue to focus on expanding our Large Account Customer sectors, which have become important components of our overall customer mix, revenue base, and planned business expansion. By expanding in these sectors, which involve customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to our focus on our Large Account Customer sectors, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases and branch openings based on economic conditions. During fiscal 2010, we opened new branches in the Ontario, California and Las Vegas, Nevada areas with their own sales forces.

Sales related to these new branches did not have a significant impact on our total sales for fiscal 2010. We have increased the number of field sales associates to 973 (including U.K. operations) at August 28, 2010 compared to 939 (including U.K. operations) at August 29, 2009.

Gross margin decreased in fiscal 2010 to 45.3% from 46.2% in fiscal 2009. This is driven by the change in customer and product mix as our Large Account Customers, which typically generate lower margins and also purchase more of our lower margin products, constitute a larger portion of our total sales. The increase in net sales in fiscal 2010 contributed to an increase in gross profit dollars.

Operating expenses increased 8.7% in fiscal 2010 compared to fiscal 2009. This is a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses). The increase in payroll costs are primarily a result of the additional field sales associate headcount, the removal of the compensation related cost containment measures that were implemented in fiscal 2009 and the partial restoration of merit salary increases in fiscal 2010. Included in payroll related costs are increases in incentive compensation, sales commissions, and medical costs. Medical costs of our self-insured group health plan increased as a result of the increased number of medical claims filed by participants and the increased cost per claim. As a result of the increase in net sales, our income from operations as a percentage of net sales increased to 14.3% for fiscal 2010 as compared to 13.7% in fiscal 2009. We expect operating costs to continue to increase in fiscal 2011 as compared to fiscal 2010 due to our investment programs, increased sales volumes, compensation expenses, and fringe benefits. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

During fiscal 2010, we decreased direct mail advertising levels compared to fiscal 2009 levels. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 28, 2010 was approximately 320,000. Over the last two fiscal years, the number of active customers has declined, due to a combination of economic factors that impacted smaller customers and a reduction in direct marketing activities with customers who did not generate a positive return on investment.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the United States manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2010, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM was 54.4% for the month of September 2010 and averaged 56.7% for the twelve months ended September 2010. We have historically experienced revenue growth during periods where the ISM is above 50%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, employment, and inventory are all growing. Historically, this has boded well for our future growth. However, there still remains uncertainty relating to the current economic environment. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Net Sales	$1,692,041	$1,489,518	13.6%	$1,489,518	$1,779,841	(16.3%)

Net sales increased 13.6%, or approximately $203 million for the fiscal year ended 2010. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $148 million and an increase in our remaining business of approximately $55 million. These increases include the impact of the changes in sales and product mix, as well as price increases on certain SKUs.

Net sales decreased 16.3%, or approximately $290 million for the fiscal year ended 2009. We estimate that this decrease is comprised of a decline in our Large Account Customer programs of approximately $38 million and a decline in our remaining business of approximately $252 million. These decreases include the impact of the changes in sales and product mix, as well as price increases on certain SKUs.

The global economic recession negatively impacted our net sales in fiscal 2009 and in the first quarter of fiscal 2010, as mentioned above. Net sales for the Company began to improve in the second quarter of fiscal 2010 and continued to improve through the remainder of fiscal 2010. Exclusive of the U.K., average order size increased to approximately $331 in fiscal 2010 from $306 in fiscal 2009. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in solid share gains for the Company. Sales through the MSC Websites were $511.1 million for fiscal 2010, representing 30.2% of consolidated net sales, compared to sales of $430.9 million for fiscal 2009, representing 28.9% of consolidated net sales.

We grew our field sales associate headcount to 973 associates at August 28, 2010, an increase of approximately 3.6% from 939 associates at August 29, 2009. Field sales associate headcount also increased 3.0% to 939 associates at August 29, 2009 from 912 associates at August 30, 2008. These increases support our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2010 are the sales teams for the Ontario, California and Las Vegas, Nevada area branches that opened in fiscal 2010. Also included in the sales force numbers in fiscal 2010 and fiscal 2009 is the sales team for the Sacramento, California area branch that opened in fiscal 2009. Sales related to the new branches did not have a significant impact on our total sales during fiscal 2010 and fiscal 2009. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions.

We introduced approximately 21,000 new SKUs in our fiscal 2010 catalog and removed approximately 22,000 SKUs. In the fiscal 2011 MSC catalog, distributed in September 2010, we added approximately 43,000 new SKUs and removed approximately 27,000 SKUs. Approximately 23,000 of the removed SKUs were unique to specialty publications and consolidated to other items providing our customers equal or higher value. Approximately 30% of the new SKUs are MSC proprietary brands. We believe that the new SKUs improve the overall quality of our offering.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Gross Profit	$766,939	$687,845	11.5%	$687,845	$822,512	(16.4%)
Gross Profit Margin	45.3%	46.2%		46.2%	46.2%

The decrease in gross profit margin in fiscal 2010 is primarily a result of the change in customer and product mix, as our Large Account Customers, which typically generate lower gross margins due to larger volume discounts, and also purchase more of our lower gross margin products as a percentage of their sales volume, constituted a larger portion of our total sales.

Gross profit margins remained the same from fiscal 2008 to fiscal 2009. This is primarily a result of increases in pricing on certain SKUs based on market conditions and offset by supplier cost increases on certain products and the change in customer and product mix as our Large Account Customers, which generate lower margins and which also purchase more of our lower margin products, continue to increase as a percentage of our total sales.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Operating Expenses	$525,120	$483,127	8.7%	$483,127	$502,984	(3.9%)
Percentage of Net Sales	31.0%	32.4%		32.4%	28.3%

The increase in operating expenses in dollars for fiscal 2010 as compared to fiscal 2009 was primarily a result of increases in payroll and payroll related costs. This was partially offset by a decrease in advertising expenses resulting from the reduced number of brochures mailed.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased for fiscal 2010 as compared to fiscal 2009, primarily as a result of increased incentive compensation, sales commissions, medical costs, and an increase in staffing levels to support our growth initiatives. In addition, fiscal 2010 included the partial restoration of associate merit increases.

We have experienced an increase in the medical costs of our self-insured group health plan for fiscal 2010 as compared to fiscal 2009. This is a result of an increase in both the number of medical claims filed by participants of our self-insured group health plan and the average cost per claim, which has been adversely affected by an increase in the number of large claims. While it is uncertain as to whether the medical costs will continue to increase in fiscal 2011, medical inflation continues to rise as does the size of our insured population.

The decrease in operating expenses as a percentage of net sales for fiscal 2010, as compared to fiscal 2009, was primarily a result of the allocation of fixed expenses over a larger revenue base, productivity gains, and the Company’s cost containment initiatives.

The decrease in the operating expenses in dollars for fiscal 2009 as compared to fiscal 2008 was a result of a decrease in the payroll and payroll related costs and decreased freight expenses due to lower sales.

Payroll related costs decreased for fiscal 2009 as compared to fiscal 2008, primarily due to a decrease in incentive compensation as a result of the Company’s performance relating to the economic conditions in fiscal 2009 and a decrease in sales associate commissions as a result of decreased sales. Payroll costs increased in fiscal 2009 as compared to fiscal 2008 as a result of an increase in headcount and annual payroll increases, partially offset by the reduction in associate hours in volume sensitive areas, such as fulfillment and call centers. The increase in headcount for fiscal 2009 as compared to fiscal 2008 was primarily the result of the increase in sales associates as part of the Company’s overall growth strategy to build sales.

The increase in the operating expenses as a percentage of net sales for fiscal 2009, as compared to fiscal 2008, was primarily due to our increased payroll costs in addition to various fixed costs distributed over a smaller revenue base.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Income from Operations	$241,819	$204,718	18.1%	$204,718	$319,528	(35.9%)
Percentage of Net Sales	14.3%	13.7%		13.7%	18.0%

Income from operations for fiscal 2010 was $241.8 million, an increase of $37.1 million, or 18.1% compared to fiscal 2009, and as a percentage of net sales, increased to 14.3% in fiscal 2010 from 13.7% in fiscal 2009. The dollar increase in income from operations for fiscal 2010 was primarily attributable to the increase in net sales, offset in part by the increase in operating expenses as described above. For fiscal 2010 compared to fiscal 2009, income from operations as a percentage of net sales increased due to productivity gains and the distribution of expenses over a larger revenue base.

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

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Interest Expense	$(1,140)	$(3,629)	(68.6%)	$(3,629)	$(8,376)	(56.7%)

The decrease in interest expense for fiscal 2010 compared to fiscal 2009 is primarily due to a combination of lower average interest rates and lower average balances. Average loan balances outstanding for the term loan and revolving loans for the fiscal year ended August 28, 2010 were approximately $127.9 million, compared to approximately $207.5 million for the fiscal year ended August 29, 2009. The decrease in the average loan balance is a result of the paydown of the outstanding balance on the revolving line commitment during fiscal 2010 and the increased scheduled quarterly principal payments made on the term loan beginning in the fourth quarter of fiscal 2009.

The decrease in interest expense for fiscal 2009 compared to fiscal 2008 is primarily due to lower average interest rates. Average loan balances outstanding for the term loan and revolving loans for the fiscal year ended August 29, 2009 were approximately $207.5 million compared to approximately $200.6 million for the fiscal year ended August 30, 2008. The increase in the average loan balance resulted from drawdowns of the credit line commitment to enable the Company to maintain a highly liquid position during the current economic environment, offset by scheduled term loan payments.

The outstanding borrowings were $39.4 million and $193.5 million at August 28, 2010 and August 29, 2009, respectively.

Other (Expense) Income, Net

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Other (Expense) Income, Net	($16)	$31	(151.6%)	$31	$1,558	(98.0%)

Other income, net for fiscal 2008 included a gain of $1.6 million on the sale of our 50% interest in certain commercial property to a related party.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$90,455	$76,818	17.8%	$76,818	$117,116	(34.4%)
Effective Tax Rate	37.6%	38.0%		38.0%	37.4%

Our fiscal 2010 effective tax rate was 37.6% compared to 38.0% in fiscal 2009. Our fiscal 2009 effective tax rate was 38.0% compared to 37.4% in fiscal 2008. These fluctuations noted resulted from changes in the tax law and regulations in the various jurisdictions in which we operate.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 28, 2010	August 29, 2009	Percentage Change	August 29, 2009	August 30, 2008	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$150,373	$125,122	20.2%	$125,122	$196,243	(36.2%)
Diluted Earnings Per Share	$2.37	$1.99	19.1%	$1.99	$3.02	(34.1%)

The results which affected net income and diluted earnings per share for fiscal 2010 and fiscal 2009 as compared to prior periods have been discussed above. We repurchased approximately 4.6 million shares of our Class A common stock in fiscal 2008. As a result of the stock repurchases in fiscal 2008, the weighted average shares outstanding in fiscal 2009 was lower than in fiscal 2008.

Liquidity and Capital Resources

As of August 28, 2010, we held $121.2 million in cash and cash equivalent funds. As of August 28, 2010, cash equivalents consisted primarily of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the cost of an acquisition, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At August 28, 2010, total borrowings outstanding were $39.4 million, as compared to $193.5 million at August 29, 2009.

We have an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) that expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $0 and $95.0 million outstanding at August 28, 2010 and August 29, 2009, respectively. The Company paid down its $95.0 million outstanding balance in April 2010. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates. These interest rates generally reset every thirty days, although, sixty, ninety and one hundred eighty day increments are available. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans. The weighted average borrowing rate in effect at August 29, 2009 was 0.69%. We are currently seeking a replacement unsecured credit facility as our current facility will expire in June 2011. Based upon the current credit markets, the terms of any future borrowing may not be as favorable as our current terms.

At August 28, 2010 and August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $39.2 million and $98.1 million, respectively. Remaining payments consist of quarterly installments of approximately $20.5 million in the next quarter and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 28, 2010 and August 29, 2009 was 0.82% and 0.79%, respectively.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 28, 2010, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $149.9 million and $285.4 million, respectively. The decrease of approximately $135.5 million in net cash provided from operations resulted primarily from increases in inventory levels and accounts receivable, offset by increases in accounts payable and accrued liabilities and net income.

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

Net cash used in investing activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $30.3 million and $22.3 million, respectively. The increase of approximately $8.0 million resulted primarily from the increase in expenditures for property, plant and equipment in fiscal 2010.

Net cash used in investing activities for the fiscal years ended August 29, 2009 and August 30, 2008 was $22.3 million and $19.1 million, respectively. The increase of approximately $3.2 million resulted primarily from the increase in expenditures for property, plant and equipment in fiscal 2009.

Net cash used in financing activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $223.9 million and $80.3 million, respectively. The increase of approximately $143.6 million in net cash used in financing activities was primarily attributable to the paydown of the outstanding balance on the revolving credit line commitments of $95.0 million, the increase in the repurchase of shares of Class A common stock in fiscal 2010 of approximately $47.0 million, and an increase in repayments of notes payable under the Credit Facility and other notes of approximately $15.4 million, offset by the increase in net proceeds from the exercise of Class A common stock options of approximately $16.7 million.

Net cash used in financing activities for the fiscal years ended August 29, 2009 and August 30, 2008 was $80.3 million and $164.3 million, respectively. The decrease of approximately $84.0 million in net cash used in financing activities was primarily attributable to a decrease in the repurchase of shares of Class A common stock in fiscal 2009 of approximately $186.0 million, offset by the decline in net proceeds under the revolving loans from the Credit Facility and promissory note of approximately $87.0 million and an increase in the repayments of notes payable under the Credit Facility and other notes of approximately $10.3 million.

The Board of Directors has established the MSC stock repurchase plan (the “Plan”), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5.0 million shares. On January 8, 2008, when the remaining shares available to be repurchased under the Plan were approximately 1.9 million shares, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7.0 million shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We repurchased approximately 0.9 million shares of our Class A common stock in the open market for approximately $46.0 million in fiscal 2010. Under the Plan, we did not repurchase any shares of our Class A common stock in the open market in fiscal 2009. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 61,000 and 79,000 shares of treasury stock during fiscal 2010 and fiscal 2009, respectively, to fund our associate stock purchase plan.

On July 10, 2003, the Board of Directors instituted a policy of paying regular quarterly cash dividends to shareholders. This policy is reviewed periodically by the Board of Directors. We paid dividends to shareholders totaling $51.7 million and $49.9 million, in fiscal 2010 and fiscal 2009, respectively.

On October 19, 2010, the Board of Directors approved a special cash dividend of $1.00 per share in addition to the regular quarterly cash dividend of $0.22 per share payable on November 16, 2010 to shareholders of record at the close of business on November 2, 2010. The special and regular dividend totaling $1.22 per share will result in a payment in the aggregate amount of approximately $76.6 million, based on the number of shares outstanding at October 20, 2010.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and building and leasehold improvements. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in fiscal 2010, the expanded working capital needs will generally be funded primarily by cash from operations as well as additional borrowings. In addition to the expanded working capital needs, in fiscal 2010 we paid down the $95.0 million outstanding balance on our revolving credit line commitment, returned $51.7 million to shareholders in the form of dividends, made scheduled repayments of $59.1 million of our debt, and repurchased $48.2 million of our common stock. As a result, there were decreased cash flows in fiscal 2010. We believe based on our current business plan that our existing cash, cash equivalents, funds available under the revolving credit line commitment, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Contractual Obligations

We are affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind). We paid rent under operating leases to the Affiliates of approximately $2.3 million, $2.3 million, and $1.9 million for fiscal years 2010, 2009, and 2008, respectively, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office located in Pawtucket, Rhode Island. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximated fair market value at their inception.

The following table summarizes our contractual obligations at August 28, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$37,411	$11,850	$16,781	$6,964	$1,816
Operating lease obligations with Affiliates(1)	48,161	2,252	4,551	4,610	36,748
Total operating leases	85,572	14,102	21,332	11,574	38,564
Notes payable	39,361	39,361	—	—	—
Total	$124,933	$53,463	$21,332	$11,574	$38,564

(1)	Certain of our operations are conducted on leased premises, two of which are leased from Affiliates, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2014.

We believe that existing cash, together with cash generated from operations and funds available under the revolving credit line commitment will be sufficient to meet our projected working capital and other cash flow requirements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2010, 2009 and 2008, actual results did not vary materially from estimated amounts.

Inventory Valuation Reserve

We establish inventory valuation reserves for shrinkage and slow moving or obsolete inventory. Provisions for inventory shrinkage are based on historical experience to account for unmeasured usage or loss.

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. We evaluate the recoverability of our slow-moving or obsolete inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers.

Goodwill and Indefinite Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test is based on its single operating segment and reporting unit structure. Our tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. The Company determines fair value in accordance with ASC Topic 820 which requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions.

Reserve for Self-insured Group Health Plan

We have a self-insured group health plan. We are responsible for essentially all covered claims up to a maximum liability of $300,000 per participant during a September 1 plan year. Generally, benefits paid in excess of $300,000 are reimbursed to the plan under our stop loss policy. Due to the time lag between the time claims are incurred and the time claims are paid by us, a reserve for those claims incurred but not reported (“IBNR”) is established. The amount of this reserve is reviewed quarterly and is evaluated based on a historical analysis of claim trends, reporting and processing lag times and medical costs inflation.

The use of assumptions in the analysis leads to fluctuations in required reserves over time. Any change in the required reserve balance is reflected in the current period’s results of operations. We believe our estimates are reasonable based on the information currently available and our methodology used to estimate these reserves has been consistently applied. We have had no material adjustments based on our historical experience in fiscal years 2010, 2009 and 2008.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by the Company are based on management’s interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects the Company’s best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and uncertain tax positions.

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board (the “FASB”) and the Securities and Exchange Commission (the “SEC”). Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Accounting Standards Codification — In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. We adopted and applied the provisions of the ASC in the second quarter of fiscal 2010, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities — On August 30, 2009, the Company adopted, on a retrospective basis, accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). As discussed in Note 4, the Company’s adoption of this guidance affected earnings per share amounts in prior periods.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires the Company, as an “SEC filer,” to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, we are no longer required to disclose the date through which subsequent events have been evaluated. We adopted and applied the provisions of the updated guidance in the second quarter of fiscal 2010, and have included the required disclosures in the Subsequent Events section of Note 2, Summary of Significant Accounting Policies. The Company’s adoption of both the new and updated guidance did not have an impact on its consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an unsecured Credit Facility that consists of a revolving credit line commitment and term loan facility that expire on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which we had $0 million and $95.0 million outstanding at August 28, 2010 and August 29, 2009, respectively. The Company paid down its $95.0 million outstanding balance in April 2010. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect at August 29, 2009 was 0.69%. These interest rates generally reset every thirty days, although, sixty, ninety and one hundred eighty day increments are available. We are also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans.

At August 28, 2010 and August 29, 2009, under our Credit Facility, we had term loan borrowings outstanding of $39.2 million and $98.1 million, respectively. Remaining payments consist of quarterly installments of $20.5 million in the next quarter and a final payment of approximately $18.7 million due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 28, 2010 and August 29, 2009 was 0.82% and 0.79%, respectively.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 28, 2010, we were in compliance with the operating and financial covenants of the Credit Facility.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents. Based on current debt levels, each 50 basis point change in interest rates would have a corresponding effect on our annual interest expense of approximately $0.2 million as of August 28, 2010. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 28, 2010 and August 29, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 28, 2010 and August 29, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying financial statements, on August 30, 2009, the Company adopted accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends be considered participating securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2010 expressed an unqualified opinion thereon.

                                    /s/ Ernst & Young LLP

Jericho, New York
October 22, 2010

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 28, 2010	August 29, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,191	$225,572
Accounts receivable, net of allowance for doubtful accounts of $5,489 and $5,863, respectively	221,013	165,368
Inventories	285,985	246,649
Prepaid expenses and other current assets	20,498	17,169
Deferred income taxes	27,849	27,956
Total current assets	676,536	682,714
Property, plant and equipment, net	143,609	131,885
Goodwill	271,765	271,765
Identifiable intangibles, net	48,751	55,766
Other assets	12,662	15,417
Total assets	$1,153,323	$1,157,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit notes	$—	$95,000
Current maturities of long-term notes payable	39,361	59,105
Accounts payable	81,220	55,345
Accrued liabilities	69,704	46,388
Total current liabilities	190,285	255,838
Long-term notes payable	—	39,365
Deferred income taxes and tax uncertainties	63,158	56,808
Total liabilities	253,443	352,011
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,380,376 and 46,868,631 shares issued, 44,851,997 and 44,247,972 shares outstanding, respectively	48	47
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 17,925,474 and 18,389,874 shares issued and outstanding, respectively	18	18
Additional paid-in capital	378,315	336,092
Retained earnings	675,968	577,321
Accumulated other comprehensive loss	(2,660)	(2,068)
Class A treasury stock, at cost, 3,528,379 and 2,620,659 shares, respectively	(151,809)	(105,874)
Total shareholders’ equity	899,880	805,536
Total liabilities and shareholders’ equity	$1,153,323	$1,157,547

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 28, 2010 (52 weeks)	August 29, 2009 (52 weeks)	August 30, 2008 (52 weeks)
NET SALES	$1,692,041	$1,489,518	$1,779,841
COST OF GOODS SOLD	925,102	801,673	957,329
Gross profit	766,939	687,845	822,512
OPERATING EXPENSES	525,120	483,127	502,984
Income from operations	241,819	204,718	319,528
OTHER (EXPENSE) INCOME:
Interest expense	(1,140)	(3,629)	(8,376)
Interest income	165	820	649
Other (expense) income, net	(16)	31	1,558
	(991)	(2,778)	(6,169)
Income before provision for income taxes	240,828	201,940	313,359
Provision for income taxes	90,455	76,818	117,116
Net income	$150,373	$125,122	$196,243
PER SHARE INFORMATION:
Net income per common share:
Basic	$2.39	$2.01	$3.06
Diluted	$2.37	$1.99	$3.02
Weighted average shares used in computing net income per common share:
Basic	62,438	61,798	63,743
Diluted	62,930	62,362	64,508

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 28, 2010, AUGUST 29, 2009, AND AUGUST 30, 2008
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Class A Treasury Stock
	Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount at cost	Total
BALANCE, September 1, 2007	58,815	$59	18,390	$18	$408,996	$609,713	$694	11,126	$(291,603)	$727,877
Exercise of common stock options, including income tax benefits of $3,526	385	—	—	—	10,558	—	—	—	—	10,558
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(66)	1,301	2,698
Grant of restricted common stock, net of cancellation	120	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	10,379	—	—	—	—	10,379
Purchase of treasury stock	—	—	—	—	—	—	—	4,620	(187,164)	(187,164)
Cash dividends paid on Class A common stock	—	—	—	—	—	(34,000)	—	—	—	(34,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(13,609)	—	—	—	(13,609)
Net income	—	—	—	—	—	196,243	—	—	—	196,243
Cumulative translation adjustment	—	—	—	—	—	—	(1,370)	—	—	(1,370)
Comprehensive income										194,873
BALANCE, August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$711,612
Exercise of common stock options, including income tax benefits of $1,608	364	1	—	—	7,730	—	—	—	—	7,731
Common stock issued under associate stock purchase plan	—	—	—	—	804	—	—	(79)	1,840	2,644
Grant of restricted common stock, net of cancellation	199	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	10,904	—	—	—	—	10,904
Purchase of treasury stock	—	—	—	—	—	—	—	34	(1,206)	(1,206)
Retirement of treasury stock	(13,014)	(13)	—	—	(114,676)	(256,269)	—	(13,014)	370,958	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(35,167)	—	—	—	(35,167)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,712)	—	—	—	(14,712)
Net income	—	—	—	—	—	125,122	—	—	—	125,122
Cumulative translation adjustment	—	—	—	—	—	—	(1,392)	—	—	(1,392)
Comprehensive income										123,730
BALANCE, August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	465	—	(465)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,607	877	1	—	—	28,409	—	—	—	—	28,410
Common stock issued under associate stock purchase plan	—	—	—	—	289	—	—	(61)	2,309	2,598
Grant of restricted common stock, net of cancellation	169	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	13,525	—	—	—	—	13,525
Purchase of treasury stock	—	—	—	—	—	—	—	968	(48,244)	(48,244)
Cash dividends paid on Class A common stock	—	—	—	—	—	(36,730)	—	—	—	(36,730)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,996)	—	—	—	(14,996)
Net income	—	—	—	—	—	150,373	—	—	—	150,373
Cumulative translation adjustment	—	—	—	—	—	—	(592)	—	—	(592)
Comprehensive income										149,781
BALANCE, August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 28, 2010, AUGUST 29, 2009 AND AUGUST 30, 2008
(In thousands)

	For The Fiscal Years Ended
	August 28, 2010 (52 weeks)	August 29, 2009 (52 weeks)	August 30, 2008 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,373	$125,122	$196,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,049	26,950	27,349
Stock-based compensation	13,525	10,904	10,379
Gain on sale of property, plant and equipment	—	—	(1,619)
Loss on disposal of property, plant and equipment	18	—	3
Provision for doubtful accounts	1,892	4,247	2,459
Deferred income taxes and tax uncertainties	6,456	4,389	11,205
Excess tax benefits from stock-based compensation	(4,774)	(1,782)	(3,273)
Changes in operating assets and liabilities:
Accounts receivable	(57,884)	45,877	(15,638)
Inventories	(39,748)	72,868	16,991
Prepaid expenses and other current assets	(3,359)	1,932	1,485
Other assets	2,126	263	(1,874)
Accounts payable and accrued liabilities	55,183	(5,322)	(25,155)
Total adjustments	(516)	160,326	22,312
Net cash provided by operating activities	149,857	285,448	218,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(30,304)	(22,740)	(20,839)
Proceeds from sale of property, plant and equipment	—	448	1,711
Net cash used in investing activities	(30,304)	(22,292)	(19,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(48,244)	(1,206)	(187,187)
Payment of cash dividends	(51,726)	(49,879)	(47,609)
Excess tax benefits from stock-based compensation	4,774	1,782	3,273
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,598	2,644	2,698
Proceeds from exercise of Class A common stock options	22,803	6,123	7,032
Borrowings under the revolving credit line commitment from credit facility	—	4,000	91,000
Paydown of the revolving credit line commitment from credit facility	(95,000)	—	—
Repayments of notes payable under the credit facility and other notes	(59,109)	(43,729)	(33,472)
Net cash used in financing activities	(223,904)	(80,265)	(164,265)
Effect of foreign exchange rate changes on cash and cash equivalents	(30)	(162)	(116)
Net (decrease) increase in cash and cash equivalents	(104,381)	182,729	35,046
CASH AND CASH EQUIVALENTS, beginning of year	225,572	42,843	7,797
CASH AND CASH EQUIVALENTS, end of year	$121,191	$225,572	$42,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$77,682	$65,911	$112,064
Cash paid during the year for interest	$1,030	$4,044	$8,113

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its consolidated subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with headquarters in Melville, New York. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 96 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal years 2010, 2009 and 2008 contain activity for 52 weeks.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used in preparing the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 320,000 active customer accounts at August 28, 2010. The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

The Company’s cash and cash equivalents include deposits with commercial banks and investments in money market funds. The Company maintains the majority of its cash and cash equivalents with high quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the United States financial systems could limit access to funds and/or result in a loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.

Allowance for Doubtful Accounts

The Company establishes reserves for customer accounts that are deemed uncollectible. The method used to estimate the allowances is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

conditions that may have an impact on a specific industry, group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts.

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of our slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type while considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Historically, the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence, and are eligible for return under various supplier return programs.

Property, Plant and Equipment

Property, plant and equipment and capitalized computer software are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for leasehold improvements and buildings, and three to fifteen years for furniture, fixtures, and equipment.

Capitalized computer software costs are amortized using the straight-line method over the estimated useful life. These costs include purchased software packages, payments to vendors and consultants for the development, implementation or modification of purchased software packages for Company use, and payroll and related costs for employees associated with internal-use software projects. Capitalized computer software costs are included within property, plant and equipment on the Company’s Consolidated Balance Sheets.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment using the two-step process in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. Goodwill decreased $378 in fiscal 2009, related to an acquisition accrual reduction. Based on the impairment tests performed, there was no impairment of goodwill or intangible assets that have indefinite lives for fiscal years 2010, 2009 and 2008.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The components of the Company’s other intangible assets for the fiscal years ended August 28, 2010 and August 29, 2009 are as follows:

	Weighted Average Useful Life (in years)	For the Fiscal Years Ended
		August 28, 2010		August 29, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	10	$50,300	$(21,377)	$50,300	$(16,347)
Contract Rights	10	23,100	(9,818)	23,100	(7,508)
Trademarks and License Agreement	Indefinite	6,546	—	6,221	—
Total		$79,946	$(31,195)	$79,621	$(23,855)

Amortization expense of the Company’s intangible assets was $7,340, $7,340, and $7,947 for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $7,340 per annum.

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets, property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2010, 2009 and 2008.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($11,024 and $13,587 at August 28, 2010 and August 29, 2009, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $17,193, $22,225 and $21,369 for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is shipped to the customer or services have been rendered. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statement of income.

Vendor Consideration

The Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is reflected in operating expenses in the consolidated statements of income. In addition, the Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to the cost of inventory in the consolidated statements of income when the inventory is sold.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $80,854, $72,571, and $80,017 for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal 2010, 2009 and 2008 was approximately $34,318, $30,897, and $29,934, respectively.

Stock Based Compensation

In accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company uses the Black-Scholes option pricing model to determine the grant date fair value and recognizes compensation expense on a straight-line basis over the associate’s vesting period or to the employee’s retirement eligible date, if earlier.

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2010, 2009 and 2008 were $6,253, $5,342 and $6,251, respectively. Tax benefits related to this expense for fiscal 2010, 2009 and 2008 were $2,318, $1,959 and $1,968, respectively. The tax benefit recorded for the stock-based option expense was at a lower rate than the Company’s current effective tax rate in fiscal years 2009 and 2008 because a portion of the options were Incentive Stock Options (“ISO”). No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. The Company has not granted any ISO options since March 2004. Instead, the Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

Stock-based compensation expense recognized for unvested restricted stock awards was $7,272, $5,562 and $4,128 for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

Related Party Transactions

The Company is affiliated with two real estate entities (together, the “Affiliates”). The Affiliates are owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind). The Company leases a customer fulfillment center located near Atlanta, Georgia from

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

one Affiliate and leases a branch office in Pawtucket, Rhode Island from the other Affiliate. During the third quarter of fiscal 2008, the Company and the landlord negotiated an amendment to the existing lease on the Atlanta customer fulfillment center, with respect to a 172,000 square foot expansion of this facility, which included the landlord paying approximately $5,400 for the cost of the expansion and the term of the lease was extended to 2030. As a result of periodic escalations, monthly payments range from approximately $186 to $218 over the term of the lease. All other material terms of the lease agreement remained unchanged. Based on local market terms and data compiled by an independent real estate consultant, the Company believes this transaction was on arm’s length terms. See Note 11 for a discussion of leases with related parties.

The Company recorded a gain in the amount of $1,619 during the fiscal year ended August 30, 2008 on the sale of its 50% interest in certain commercial property. The buyer was the owner of the remaining 50% interest in the property and is an entity owned and controlled by Mitchell Jacobson and Marjorie Gershwind. The Company believes the terms of the sale were negotiated on an arm’s-length basis.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s debt, the majority of which is carried at a variable rate of interest, is estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company’s fair value of long-term obligations was not significantly different than the carrying values at August 28, 2010 and August 29, 2009.

Foreign Currency

The local currency is the functional currency for all of MSC’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net income, as reported	$150,373	$125,122	$196,243
Cumulative translation adjustment	(592)	(1,392)	(1,370)
Comprehensive income	$149,781	$123,730	$194,873

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. On September 2, 2007, the Company adopted the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Implementation of the provisions of ASC 740 resulted in no

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

adjustment to the liability for unrecognized tax benefits. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $8,500 and $6,733 as of August 28, 2010 and August 29, 2009, respectively.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) branch are not significant to the Company’s total operations, and for fiscal 2010, the U.K. operations represented less than 3% of the Company’s consolidated net sales. Net sales for the U.K. operations were $37,710 in fiscal 2010 and $33,511 in fiscal 2009.

Segment Reporting

The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. The Company’s results of operations are reviewed by the Chief Executive Officer and the Chief Financial Officer on a consolidated basis and the Company operates in only one segment. Substantially all of the Company’s revenues and long-lived assets are in the United States.

Recently Issued Accounting Pronouncements

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The Company adopted and applied the provisions of the ASC in the second quarter of fiscal 2010, and has eliminated references to pre-ASC accounting standards throughout its consolidated financial statements. The Company’s adoption of the ASC did not have a material impact on its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities — On August 30, 2009, the Company adopted, on a retrospective basis, accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). As discussed in Note 4, the Company’s adoption of this guidance affected earnings per share amounts in prior periods.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, subsequent to the Company’s adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires the Company, as an “SEC filer,” to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, the Company is no longer is required to disclose the date through which subsequent events have been evaluated. The Company adopted and applied the provisions of the updated guidance in the second quarter of fiscal 2010, and has included the required disclosures in the Subsequent Events section of Note 2, Summary of Significant Accounting Policies. The Company’s adoption of both the new and updated guidance did not have an impact on its consolidated financial position or results of operations.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Subsequent Events

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued. No such events were identified for this period.

3. FAIR VALUE

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

As of August 28, 2010 and August 29, 2009, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $87,389 and $198,702, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term debt. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of August 28, 2010 and August 29, 2009 due to the short-term maturity of these items.

On August 30, 2009, the Company adopted the remaining provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for all non-financial assets and liabilities measured on a non-recurring basis. During the fiscal year ended August 28, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued amendments to Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”), which the Company adopted at the beginning of its 2010 fiscal year. The Company’s non-vested share-based compensation awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common stock shares and participating securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

4. NET INCOME PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively:

	For the Fiscal Years Ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net income as reported	$150,373	$125,122	$196,243
Less: Distributed net income available to participating securities	(411)	(371)	(270)
Less: Undistributed net income available to participating securities	(960)	(681)	(1,088)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$149,002	$124,070	$194,885
Add: Undistributed net income allocated to participating securities	960	681	1,088
Less: Undistributed net income reallocated to participating securities	(953)	(675)	(1,076)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$149,009	$124,076	$194,897
Denominator:
Weighted average shares outstanding for basic net income per share	62,438	61,798	63,743
Effect of dilutive securities	492	564	765
Weighted average shares outstanding for diluted net income per share	62,930	62,362	64,508
Net income per share Two-Class Method:
Basic	$2.39	$2.01	$3.06
Diluted	$2.37	$1.99	$3.02

Antidilutive stock options (0, 1,414, and 0 shares at August 28, 2010, August 29, 2009 and August 30, 2008, respectively) were not included in the computation of diluted earnings per share.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 28, 2010	August 29, 2009
Land	—	$11,527	$11,527
Building and improvements	40	79,228	79,137
Leasehold improvements	The lesser of lease term or 31.5	5,056	4,276
Furniture, fixtures and equipment	3 – 15	120,794	104,847
Automobiles	5	359	359
Computer systems, equipment and software	3 – 5	110,650	103,045
		327,614	303,191
Less: accumulated depreciation and amortization		184,005	171,306
Total		$143,609	$131,885

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $1,057 and $1,100 at August 28, 2010 and August 29, 2009, respectively.

Depreciation expense was $18,709, $19,610 and $19,329 for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 28, 2010	August 29, 2009	August 30, 2008
Current:
Federal	$74,917	$63,190	$98,820
State and local	10,916	10,343	13,321
	85,833	73,533	112,141
Deferred:
Federal	4,303	3,348	4,598
State and local	319	(63)	377
	4,622	3,285	4,975
Total	$90,455	$76,818	$117,116

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

6. INCOME TAXES  – (continued)

Significant components of deferred tax assets and liabilities are as follows:

	August 28, 2010	August 29, 2009
Deferred tax liabilities:
Depreciation	$(26,314)	$(26,843)
Deferred catalog costs	(3,040)	(3,565)
Goodwill	(24,636)	(19,066)
	(53,990)	(49,474)
Deferred tax assets:
Accounts receivable	1,488	1,631
Inventory	5,067	5,378
Deferred compensation	1,501	1,441
Stock based compensation	10,086	9,142
Intangible amortization	4,049	3,136
Other	5,659	7,228
	27,850	27,956
Net Deferred Tax Liabilities	$(26,140)	$(21,518)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 28, 2010	August 29, 2009	August 30, 2008
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.8	3.1	2.9
Other, net	(0.2)	(0.1)	(0.5)
Effective income tax rate	37.6%	38.0%	37.4%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2010 and 2009 were as follows:

	August 28, 2010	August 29, 2009
Beginning Balance	$8,341	$7,194
Additions for tax positions relating to current year	2,861	1,571
Additions for tax positions relating to prior years	1,020	68
Reductions for tax positions relating to prior years	—	(91)
Settlements	—	(30)
Lapse of statute of limitations	(1,386)	(371)
Ending Balance	$10,836	$8,341

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal 2010 and 2009 provisions include interest and penalties of $67 and $193, respectively. The Company has accrued $668 and $601 for interest and penalties as of August 28, 2010 and August 29, 2009, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations and State jurisdictions through fiscal 2006.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 28, 2010	August 29, 2009
Accrued payroll, bonus and fringe	$39,012	$17,148
Accrued advertising	4,135	4,059
Accrued sales, property and income taxes	9,539	5,999
Accrued other	17,018	19,182
Total accrued liabilities	$69,704	$46,388

8. DEBT

Long-term notes payable consist of the following:

	August 28, 2010	August 29, 2009
Revolving credit line(1)	$—	$95,000
Term loan facility(1)	39,187	98,125
Term notes payable(2)	174	345
	39,361	193,470
Less: current maturities	39,361	154,105
	$—	$39,365

(1)	The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which $0 and $95,000 were outstanding at August 28, 2010 and August 29, 2009, respectively. The Company paid down its $95,000 outstanding balance in April 2010. The interest rate payable for borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The weighted average borrowing rate in effect for the revolving loans at August 29, 2009 was 0.69%. These interest rates generally reset in thirty days, although, sixty, ninety and one hundred eighty day increments are available. The Company is also charged a fee of 10 basis points on the borrowed and unborrowed balances of the revolving loans.

At August 28, 2010, the Company had term loan borrowings outstanding under its term loan facility of $39,187. Principal payments consist of quarterly installments of approximately $20,500 in the next quarter and a final payment of approximately $18,687 due in December 2010. Optional prepayments may be made at any time, or from time to time, in whole or part, without premium or penalty. The interest rate payable for borrowings under the term loan facility is currently 50 basis points over LIBOR rates. The borrowing rate in effect for the term loan borrowings at August 28, 2010 and August 29, 2009 was 0.82% and 0.79%, respectively.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At August 28, 2010, the Company is in compliance with the operating and financial covenants of the Credit Facility.

(2)	The Company has a long-term note payable in the amount of $174 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located. This note bears interest at 3% per annum payable in monthly installments of approximately $15 (including principal and interest).

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

9. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the “Plan”), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5,000 shares. In June 2005 and January 2008, the Board of Directors reaffirmed and replenished the Plan. As of August 28, 2010, the maximum number of shares that may yet be repurchased under the Plan was 2,085 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2010 and fiscal 2009, the Company repurchased 968 shares and 34 shares, respectively, of its Class A common stock for $48,244 and $1,206, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

The Company reissued approximately 61 and 79 shares of treasury stock during fiscal 2010 and fiscal 2009, respectively, to fund the Associate Stock Purchase Plan (Note 10).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 28, 2010, there were no shares of preferred stock issued or outstanding.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 19, 2010, the Board of Directors approved a special cash dividend of $1.00 per share in addition to the regular quarterly cash dividend of $0.22 per share payable on November 16, 2010 to shareholders of record at the close of business on November 2, 2010. The special and regular dividend totaling $1.22 per share will result in a payment in the aggregate amount of approximately $76,573 based on the number of shares outstanding at October 20, 2010.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. ASSOCIATE BENEFIT PLANS

Stock Compensation Plans

2005 Omnibus Equity Plan

The Company’s 2005 Omnibus Equity Plan, which is shareholder-approved, was established to grant stock options, restricted stock, performance shares and other equity compensation awards to its associates for which 6,200 shares of common stock to be issued under the plan have been registered under the Securities Act of 1933, as amended. The Company believes that such awards serve to align the interests of its associates with those of its shareholders. The Company’s 2005 Omnibus Equity Plan is scheduled to terminate on January 3, 2016.

Stock Options

A summary of the status of the Company’s stock options at August 28, 2010, August 29, 2009 and August 30, 2008 and changes during the fiscal years then ended is presented in the table and narrative below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	2,759	$33.65	2,644	$30.56	2,574	$25.57
Granted	515	44.17	497	38.07	502	47.68
Exercised	(879)	25.95	(364)	16.81	(385)	18.28
Cancelled/forfeited	(1)	14.45	(18)	42.59	(47)	40.32
Outstanding – end of year	2,394	38.76	2,759	33.65	2,644	30.56
Exercisable – end of year	1,174	34.42	1,632	27.92	1,523	22.29
Weighted average fair value of options granted	$12.49		$10.05		$13.18

The total intrinsic value of options exercised during the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 was $22,177, $8,322, and $10,739, respectively. As of August 28, 2010, the total intrinsic value of options exercisable was $14,167, and the total intrinsic value of options outstanding was $18,500. The unrecognized share-based compensation cost related to stock option expense at August 28, 2010 was $9,171 and will be recognized over a weighted average of 2.43 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Expected life (years)	4.8	4.8	4.8
Risk-free interest rate	2.2%	2.7%	4.1%
Volatility	35.2%	30.3%	28.5%
Dividend yield	1.70%	1.40%	1.40%

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. ASSOCIATE BENEFIT PLANS  – (continued)

The following table summarizes information about stock options outstanding and exercisable at August 28, 2010:

Range of Exercise Prices	Number of Options Outstanding at August 28, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at August 28, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.94 – $18.02	230	1.0	$14.43	230	1.0	$14.43
18.03 – 28.30	147	3.2	23.59	147	3.2	23.59
28.31 – 37.45	182	2.0	35.98	182	2.0	35.98
37.46 – 42.78	868	4.2	40.23	391	3.5	41.63
42.79 – 48.21	967	5.2	46.03	224	4.1	48.15
	2,394	4.1	$38.76	1,174	2.9	$34.42

Restricted Stock

A summary of the activity of the unvested restricted stock awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan for the fiscal year ended August 28, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at August 29, 2009	558	$41.47
Granted	185	44.34
Vested	(129)	40.24
Forfeited/Cancelled	(16)	42.09
Nonvested at August 28, 2010	598	$42.60

The fair value of shares vested during the fiscal year ended August 28, 2010 and August 29, 2009 was $5,146 and $3,400, respectively.

The unrecognized compensation cost related to the unvested restricted shares at August 28, 2010 is $13,317 and will be recognized over a weighted-average period of 3.08 years.

Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of August 28, 2010, approximately 319 shares remain reserved for issuance under this plan. Associates purchased approximately 61 and 79 shares of common stock during fiscal 2010 and 2009 at an average per share price of $42.74 and $33.40, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. ASSOCIATE BENEFIT PLANS  – (continued)

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2010, 2009, and 2008, the Company contributed $860, $2,345 and $3,819, respectively, to the plan. The Company contributions are discretionary. Effective with compensation paid on or after March 29, 2009, the Company temporarily suspended its employer matching contributions to eligible participants and reinstated its matching contribution as of May 23, 2010.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, two of which are leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, and Marjorie Gershwind, Mr. Jacobson’s sister. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2014. At August 28, 2010, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2011	$14,102	$2,252
2012	11,929	2,258
2013	9,403	2,293
2014	6,758	2,296
2015	4,816	2,314
Thereafter	38,564	36,748
Total	$85,572	$48,161

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2010, 2009 and 2008 was approximately $9,646, $9,694 and $9,386, respectively, including approximately $2,310, $2,301 and $1,885, respectively, paid to related parties.

The Company sold its 50% interest in a property that was owned with an affiliated real estate entity during fiscal 2008 to that affiliated real estate entity. The affiliated real estate entity is owned by two of the Company’s principal shareholders, Mitchell Jacobson, the Company’s Chairman, and his sister Marjorie Gershwind. The premises were leased to a third party. The Company’s portion of the total rental income for this lease for fiscal 2008 was approximately $146.

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

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 28, 2010				Fiscal Year Ended August 29, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$384,817	$395,482	$450,381	$461,361	$433,022	$351,910	$350,489	$354,097
Gross profit	175,699	179,035	204,882	207,323	204,074	163,799	161,019	158,953
Income from operations	51,022	49,890	70,401	70,506	74,428	43,242	45,241	41,807
Net income	31,420	30,649	44,247	44,057	45,095	26,278	27,755	25,994
Net income per share:
Basic(1)	0.50	0.49	0.70	0.70	0.73	0.42	0.45	0.42
Diluted(1)	0.50	0.48	0.69	0.70	0.72	0.42	0.44	0.41

(1)	In the first quarter of fiscal 2010, the Company adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, net income per share was calculated under the new accounting guidance for fiscal 2010, and prior period net income per share data presented has been adjusted retrospectively.

14. SUBSEQUENT EVENT

As part of the Company’s management succession planning, on October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved a Restricted Stock Unit Agreement (the “RSU Agreement”) with Mr. David Sandler, the Company’s Chief Executive Officer. The RSU Agreement provides for a grant of approximately 183 shares which will vest in two installments. Vesting is conditioned on the Company meeting a minimum net income target in either Fiscal 2011 or 2012 and Mr. Sandler satisfying the service conditions provided in the RSU Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 28, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 28, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 28, 2010.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 28, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 28, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 28, 2010 and August 29, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2010 of the Company and our report dated October 22, 2010 expressed an unqualified opinion thereon.

                                    /s/ Ernst & Young LLP

Jericho, New York
October 22, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2011, or the 2010 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance — Compensation Committee” and “Compensation Committee Report” in the 2010 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement, which is incorporated herein by this reference. See also the information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2010 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 32 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 28, 2010.

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

Dated: October 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitchell Jacobson Mitchell Jacobson	Chairman of the Board of Directors	October 22, 2010
/s/ David Sandler David Sandler	President, Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2010
/s/ Charles Boehlke Charles Boehlke	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	October 22, 2010
/s/ Erik Gershwind Erik Gershwind	Executive Vice President, Chief Operating Officer and Director	October 22, 2010
/s/ Jonathan byrnes Jonathan Byrnes	Director	October 22, 2010
/s/ Roger Fradin Roger Fradin	Director	October 22, 2010
/s/ Louise Goeser Louise Goeser	Director	October 22, 2010
/s/ Denis Kelly Denis Kelly	Director	October 22, 2010
/s/ Philip Peller Philip Peller	Director	October 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MSC Industrial Direct Co., Inc.

We have audited the consolidated financial statements of MSC Industrial Direct Co., Inc. and Subsidiaries as of August 28, 2010 and August 29, 2009, and for each of the three years in the period ended August 28, 2010, and have issued our report thereon dated October 22, 2010 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Jericho, New York
October 22, 2010

S-1

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 30, 2008 Allowance for doubtful accounts(1)	$7,139	$2,459	$—	$3,596	(2)	$6,002
Deducted from asset accounts:
For the fiscal year ended August 29, 2009 Allowance for doubtful accounts(1)	$6,002	$4,247	$—	$4,386	(2)	$5,863
Deducted from asset accounts:
For the fiscal year ended August 28, 2010 Allowance for doubtful accounts(1)	$5,863	$1,892	$—	$2,266	(2)	$5,489

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-2

EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006).
*3.01	Certificate of Incorporation of Registrant.
3.02	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2007).
*4.01	Specimen Class A Common Stock Certificate.
10.01	Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.02	Amendment No. 1 to the Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).†
10.03	Registrant’s 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 1, 1998, filed with the Commission on December 5, 1997).†
10.04	Amendment No. 1 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 8, 1999, filed with the Commission on December 8, 1998).†
10.05	Amendment No. 2 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 7, 2000, filed with the Commission on December 8, 1999).†
10.06	Amendment No. 3 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.07	Amendment No. 4 to the Registrant’s 1998 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.08	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).†
10.09	Amendment No. 1 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.10	Amendment No. 2 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.11	2005 Omnibus Equity Plan, as amended through January 14, 2010 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2010).†
10.12	Amended and Restated Agreement by and between the Registrant and David Sandler, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.13	Amended and Restated Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.14	Amended and Restated Agreement by and between the Registrant and Shelley Boxer, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†

Exhibit No.	Description
10.15	Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.16	Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.17	Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.18	Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.19	Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 31, 2007).†
10.20	Credit Agreement among the Registrant, as Borrower, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank as co-documentation agents, Citibank, N.A., as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent, dated as of June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2006).
10.21	Promissory Note, dated as of January 17, 2008, by the Registrant, as borrower, to the order of JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008).
10.22	First Amendment, dated as of February 14, 2008, to the Credit Agreement, dated as of June 8, 2006, among the Registrant, as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA, N.A. and Sovereign Bank, as co-documentation agents and Citibank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2008).
10.23	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.24	First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.25	Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.26	Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.27	Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.28	Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.29	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 28, 2008).†

Exhibit No.	Description
10.30	Amendment to Change in Control Agreement by and between the Registrant and David Sandler, dated December 19, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.31	Amendment to Change in Control Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated December 20, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.32	Amendment to Change in Control Agreement by and between the Registrant and Shelley Boxer, dated December 18, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.33	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.34	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.35	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.36	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.37	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 13, 2009).†
10.38	Summary of Outside Directors’ Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†
10.39	Description of Annual Incentive Bonus Plan for fiscal year 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†
10.40	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†
10.41	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†
10.42	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.