Form 10-Q
period 2010-11-27
MSC INDUSTRIAL DIRECT CO INC
filed 2011-01-06
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 27, 2010

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

Yes ☐ No ☒

As of January 3, 2011, 45,989,609 shares of Class A common stock and 17,425,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 28, 2010. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	difficulties with integrating acquired businesses;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers or supply chain disruptions;
•	dependence on our information systems; and
•	retention of key personnel.

i

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	November 27, 2010	August 28, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$80,545	$121,191
Accounts receivable, net of allowance for doubtful accounts of $5,873 and $5,489, respectively	225,488	221,013
Inventories	299,069	285,985
Prepaid expenses and other current assets	21,450	20,498
Deferred income taxes	25,854	27,849
Total current assets	652,406	676,536
Property, plant and equipment, net	142,878	143,609
Goodwill	271,765	271,765
Identifiable intangibles, net	46,992	48,751
Other assets	9,418	12,662
Total assets	$1,123,459	$1,153,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term notes payable	$18,818	$39,361
Accounts payable	79,066	81,220
Accrued liabilities	67,748	69,704
Total current liabilities	165,632	190,285
Deferred income taxes and tax uncertainties	64,796	63,158
Total liabilities	230,428	253,443
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 49,533,790 and 48,380,376 shares issued, and 45,985,093 and 44,851,997 shares outstanding, respectively	50	48
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 17,425,474 and 17,925,474 shares issued and outstanding, respectively	17	18
Additional paid-in capital	402,594	378,315
Retained earnings	646,076	675,968
Accumulated other comprehensive loss	(2,547)	(2,660)
Class A treasury stock, at cost, 3,548,697 and 3,528,379 shares, respectively	(153,159)	(151,809)
Total shareholders’ equity	893,031	899,880
Total liabilities and shareholders’ equity	$1,123,459	$1,153,323

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share Data)
(Unaudited)

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009
Net sales	$472,827	$384,817
Cost of goods sold	255,134	209,118
Gross profit	217,693	175,699
Operating expenses	140,543	124,677
Income from operations	77,150	51,022
Other (Expense) Income:
Interest expense	(99)	(387)
Interest income	25	60
Other expense, net	(31)	(17)
Total other expense	(105)	(344)
Income before provision for income taxes	77,045	50,678
Provision for income taxes	29,485	19,258
Net income	$47,560	$31,420
Per Share Information:
Net income per common share:
Basic	$0.75	$0.50
Diluted	$0.75	$0.50
Weighted average shares used in computing net income per common share:
Basic	62,370	62,206
Diluted	62,795	62,727
Cash dividend declared per common share	$1.22	$0.20

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended November 27, 2010
(In Thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at Cost	Total
Balance at August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	500	1	(500)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $3,104	524	1	—	—	20,264	—	—	—	—	20,265
Common stock issued under associate stock purchase plan	—	—	—	—	179	—	—	(13)	515	694
Grant of restricted common stock, net of cancellations	130	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,613	—	—	—	—	3,613
Purchase of treasury stock	—	—	—	—	—	—	—	34	(1,865)	(1,865)
Cash dividends paid on Class A common stock	—	—	—	—	—	(55,360)	—	—	—	(55,360)
Cash dividends paid on Class B common stock	—	—	—	—	—	(21,869)	—	—	—	(21,869)
Issuance of dividend equivalent units	—	—	—	—	223	(223)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	113	—	—	113
Net income	—	—	—	—	—	47,560	—	—	—	47,560
Comprehensive income										47,673
Balance at November 27, 2010	49,534	$50	17,425	$17	$402,594	$646,076	$(2,547)	3,549	$(153,159)	$893,031

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009
Cash Flows from Operating Activities:
Net income	$47,560	$31,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,073	6,577
Stock-based compensation	3,613	3,098
Loss on disposal of property, plant, and equipment	1	—
Provision for doubtful accounts	698	799
Deferred income taxes and tax uncertainties	3,635	2,253
Excess tax benefits from stock-based compensation	(3,651)	(1,749)
Changes in operating assets and liabilities:
Accounts receivable	(5,097)	(13,220)
Inventories	(13,012)	3,393
Prepaid expenses and other current assets	(947)	2,471
Other assets	3,223	2,656
Accounts payable and accrued liabilities	(1,170)	9,129
Total adjustments	(5,634)	15,407
Net cash provided by operating activities	41,926	46,827
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(4,455)	(5,135)
Net cash used in investing activities	(4,455)	(5,135)
Cash Flows from Financing Activities:
Purchases of treasury stock	(1,865)	(1,064)
Payment of cash dividends	(77,229)	(12,595)
Excess tax benefits from stock-based compensation	3,651	1,749
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	694	632
Proceeds from exercise of Class A common stock options	17,161	7,491
Repayments of notes payable under the credit facility and other notes	(20,543)	(12,855)
Net cash used in financing activities	(78,131)	(16,642)
Effect of foreign exchange rate changes on cash and cash equivalents	14	(2)
Net (decrease) increase in cash and cash equivalents	(40,646)	25,048
Cash and cash equivalents – beginning of period	121,191	225,572
Cash and cash equivalents – end of period	$80,545	$250,620
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,994	$3,153
Cash paid for interest	$68	$344

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended November 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009
Net income as reported	$47,560	$31,420
Less: Distributed net income available to participating securities	(621)	(98)
Less: Undistributed net income available to participating securities	—	(185)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$46,939	$31,137
Add: Undistributed net income allocated to participating securities	—	185
Less: Undistributed net income reallocated to participating securities	—	(184)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$46,939	$31,138
Denominator:
Weighted average shares outstanding for basic net income per share	62,370	62,206
Effect of dilutive securities	425	521
Weighted average shares outstanding for diluted net income per share	62,795	62,727
Net income per share Two-class method:
Basic	$0.75	$0.50
Diluted	$0.75	$0.50

Antidilutive stock options (0 and 452 shares at November 27, 2010 and November 28, 2009, respectively) were not included in the computation of diluted earnings per share.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans

Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,539 and $1,489 for the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 27, 2010 and November 28, 2009, were $562 and $545, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.05%	2.18%
Expected volatility	35.1%	35.2%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirteen weeks ended November 27, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding on August 28, 2010	2,394	$38.76
Granted	359	54.52
Exercised	(524)	32.86
Canceled	—	—
Outstanding on November 27, 2010	2,229	$42.68	4.61	$40,505
Exercisable on November 27, 2010	1,117	$38.84	3.45	$24,598

The weighted-average grant-date fair values of the stock options granted for the thirteen week periods ended November 27, 2010 and November 28, 2009 were $14.44 and $12.49, respectively. The total intrinsic value of options exercised during the thirteen week periods ended November 27, 2010 and November 28, 2009 were $13,155 and $8,643, respectively. The unrecognized share-based compensation cost related to stock option expense at November 27, 2010 was $12,498 and will be recognized over a weighted average period of 1.92 years.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 3. Associate Benefit Plans  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Equity Plan (the “Plans”) for the thirteen weeks ended November 27, 2010 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 28, 2010	598	$42.60
Granted	133	54.52
Vested	(93)	46.30
Canceled	(3)	43.19
Non-vested restricted share awards at November 27, 2010	635	$44.56

Stock-based compensation expense recognized for the non-vested restricted share awards was $1,847 and $1,609 for the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively. The unrecognized compensation cost related to non-vested restricted share awards granted under the Plans at November 27, 2010 was $19,668 and will be recognized over a weighted average period of 2.54 years.

On October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to Mr. David Sandler, the Company’s Chief Executive Officer. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company.

A summary of the non-vested restricted stock unit (“RSU”) award activity, including dividend equivalent units, under the Plans for the thirteen weeks ended November 27, 2010 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested RSU awards at August 28, 2010	—	$—
Granted	187	54.57
Vested	—	—
Canceled	—	—
Non-vested RSU awards at November 27, 2010	187	$54.57

Stock-based compensation expense recognized for the RSUs was $227 for the thirteen week period ended November 27, 2010. The unrecognized compensation cost related to the RSUs granted under the Plans at November 27, 2010 was $9,773 and is expected to be recognized over a period of 4.76 years.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009
Net income as reported:	$47,560	$31,420
Cumulative foreign currency translation adjustment	113	43
Comprehensive income	$47,673	$31,463

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

As of November 27, 2010 and August 28, 2010, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $47,331 and $87,389, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term debt. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of November 27, 2010 and August 28, 2010 due to the short-term maturity of these items.

During the thirteen weeks ended November 27, 2010 and November 28, 2009, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which there was no outstanding balance at November 27, 2010 and August 28, 2010. The interest rate payable for any borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The Company is also charged a fee of 10 basis points on the aggregate amount of the revolving credit line commitment, whether borrowed or unborrowed.

At November 27, 2010 and August 28, 2010, the Company had term loan borrowings outstanding under its term loan facility of $18,687 and $39,187, respectively. The final payment of $18,687 was made in December 2010. The interest rate payable for borrowings under the term loan facility was 50 basis points over LIBOR rates. The borrowing rates in effect for the term loan borrowings at November 27, 2010 and August 28, 2010 were 0.76% and 0.82%, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts and Shares in Thousands, Except per Share Data)
(Unaudited)

Note 6. Debt  – (continued)

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 27, 2010, the Company is in compliance with the operating and financial covenants of the Credit Facility.

The Company also has a note payable in the amount of $131 to the Pennsylvania Industrial Development Authority, which is secured by the land on which the Harrisburg, Pennsylvania customer fulfillment center is located, which bears interest at 3% per annum and is payable in monthly installments of approximately $15 (includes principal and interest) through September 2011.

Note 7. Shareholders’ Equity

The Company paid dividends of $77,229 for the thirteen weeks ended November 27, 2010. This consisted of a special cash dividend of $1.00 per share in addition to the regular quarterly cash dividend of $0.22 per share approved by the Board of Directors on October 19, 2010. On December 21, 2010, the Board of Directors declared a dividend of $0.22 per share payable on January 25, 2011 to shareholders of record at the close of business on January 11, 2011. The dividend will result in a payout of approximately $13,951, based on the number of shares outstanding at January 3, 2011.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of November 27, 2010, the maximum number of shares that may yet be repurchased under the Plan was 2,085 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 27, 2010 and November 28, 2009 was minimal.

Note 9. Income Taxes

During the thirteen week period ended November 27, 2010, there were no material changes in unrecognized tax benefits.

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

Note 11. Subsequent Event

On November 9, 2010, the Company signed a definitive agreement to acquire the assets of Rutland Tool & Supply Co., a subsidiary of Lawson Products, Inc., for approximately $11,000 in cash plus the assumption of certain liabilities. The acquisition was completed on December 10, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout the United States.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 96 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 22.9% for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year. The first quarter of fiscal 2010 was impacted by the continuous trend of credit constraints in the financial markets and a weak global economy that had impacted both our core manufacturing customers (which we refer to as our “core business”) and our national account and government program (which we refer to as our “Large Account Customers”). During that time, we continued to take advantage of the market conditions by taking market share from our smaller competitors and increased our competitive advantages by investing in the growth of our business, including, among other things, growth in our sales force, improvements to our electronic procurement tools, and productivity investments. These investments, combined with our huge product assortment, high in-stock levels, same day shipment, and high levels of execution, have increased our competitive advantage over smaller distributors. We believe that our increased sales and overall financial results for the first quarter of fiscal 2011 reflect increased market share and greater demand for our products, as well as the execution of our growth strategies to increase revenues, as compared to the first quarter of fiscal 2010.

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

Our gross profit margin was 46.0% for the thirteen week period ended November 27, 2010, as compared to 45.7% for the same period in the prior fiscal year. The increase in gross margin was primarily driven by the increase in pricing. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our master catalogs.

Operating expenses increased for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses). The increase in payroll costs is primarily a result of the additional field sales associate headcount. The payroll related costs increase primarily resulted from increased sales commissions, the reinstatement of the Company’s matching contribution under its 401(k) savings plan, and increased incentive compensation. As a result of the increase in sales, our operating margins for the thirteen week period ended November 27, 2010 increased to 16.3% compared to 13.3% for the same period in the prior fiscal year.

We expect operating costs to continue to increase through the remainder of fiscal 2011 as compared to the same period in fiscal 2010 due to our investment programs, increased sales volumes, compensation expenses, and fringe benefits. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen week period ended November 27, 2010, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM was 57.0% for the month of December 2010. We have historically experienced revenue growth during periods where the ISM is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, inventories, and employment are all growing, while backlog of orders are contracting. Historically, this has boded well for our future growth. However, there still remains significant uncertainty relating to the current economic environment. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Net Sales	$472,827	$384,817	22.9%

Net sales increased 22.9%, or approximately $88 million for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $30 million and an increase in our remaining business of approximately $58 million. Of the above $88 million increase in net sales, $83 million is volume related and the remaining $5 million reflects price realization, which includes the effect of price increases, discounting, changes in sales and product mix, and other items.

The global economic recession negatively impacted our net sales for the thirteen week period ended November 28, 2009. Net sales for the Company began to improve in the second quarter of fiscal 2010 and have continued to improve through the first quarter of fiscal 2011. Exclusive of the UK, average order size increased to approximately $350 for the first quarter of fiscal 2011 as compared to $315 in the first quarter of fiscal 2010. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $147.6 million for the first quarter of fiscal 2011, representing 31.2% of consolidated net sales, compared to sales of $114.8 million for the first quarter of fiscal 2010, representing 29.8% of consolidated net sales. We grew our field sales associate headcount to 986 at November 27, 2010, an increase of approximately 4.1%, from field sales associates of 947 at November 28, 2009, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 1,000 associates by the end of second quarter of fiscal 2011 and we will continue to manage the timing of new branch openings based on economic conditions.

In the fiscal 2011 MSC catalog, distributed in September 2010, we added approximately 43,000 new stock keeping units (“SKUs”) and removed approximately 27,000 SKUs. Approximately 23,000 of the removed SKUs were unique to specialty publications and consolidated with other items providing our customers equal or higher value. Approximately 30% of the new SKUs are MSC proprietary brands. We believe that the new SKUs improve the overall quality of our product offerings.

Gross Profit

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Gross Profit	$217,693	$175,699	23.9%
Gross Profit Margin	46.0%	45.7%

Gross profit margin for the thirteen week period ended November 27, 2010 increased from the comparable period in the prior fiscal year. This is primarily a result of the increase in pricing. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our master catalogs.

Operating Expenses

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Operating Expenses	$140,543	$124,677	12.7%
Percentage of Net Sales	29.7%	32.4%

The increase in operating expenses in dollars for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, was a result of increases in payroll and payroll related costs and freight. This is partially offset by a decrease in advertising expenses resulting from reduced numbers of catalogs and brochures produced and mailed as we continue to refine our targeting.

Payroll and payroll related costs continue to make up a significant portion of our operating expenses. These costs increased for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, primarily as a result of increased sales commissions, increased incentive compensation, the reinstatement of the Company’s matching contribution under its 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives. In addition, the thirteen week period ended November 27, 2010 includes the partial restoration of associate merit increases.

Historically, we experienced increases in the medical costs of our self-insured group health plan. However, for the thirteen week period ended November 27, 2010, as compared to the same period in the previous fiscal year, the medical costs of our self-insured group health plan decreased. Although there was an increase in the number of medical claims filed by participants of our self-insured group health during the thirteen week period ended November 27, 2010 as compared to the same period in the previous fiscal year, the average cost per claim decreased.

The decrease in operating expenses as a percentage of net sales for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, was primarily a result of the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Income from Operations	$77,150	$51,022	51.2%
Percentage of Net Sales	16.3%	13.3%

The increase in income from operations for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, was primarily attributable to the increase in net sales, offset in part by the increase in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen week period ended November 27, 2010, as compared to the same period in prior fiscal year, primarily as a result of the distribution of expenses over a larger revenue base.

Interest Expense

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Interest Expense	$(99)	$(387)	(74.4%)

The decrease in interest expense for the thirteen week period ended November 27, 2010, as compared to the same period in the prior fiscal year, was primarily due to lower average loan balances. Average loan balances outstanding for the term loan and revolving loans for the thirteen week period ended November 27, 2010 was approximately $25.7 million as compared to approximately $184.7 million for the same period in the prior fiscal year. The decrease in the average loan balances for the thirteen week period is primarily a result of the pay down of the outstanding balance on the revolving credit line commitment during the thirteen weeks ended May 29, 2010.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Provision for Income Taxes	$29,485	$19,258	53.1%
Effective Tax Rate	38.27%	38.00%

The effective tax rate for the thirteen week period ended November 27, 2010 was 38.27%, compared to 38.00% for the comparable period in the prior fiscal year. The fluctuation noted resulted from the changes in the tax law and regulations in the various jurisdictions in which we operate.

Net Income

	Thirteen Weeks Ended
	November 27, 2010	November 28, 2009	Percentage Change
	(Dollars in Thousands)
Net Income	$47,560	$31,420	51.4%
Diluted Earnings Per Share	$0.75	$0.50	50.0%

The factors which affected net income for the thirteen week period ended November 27, 2010, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of November 27, 2010, we held $80.5 million in cash and cash equivalent funds consisting primarily of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash and cash equivalents with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, fund the costs of acquisitions, repurchase shares of our Class A common stock, and pay dividends. At November 27, 2010, total borrowings outstanding were $18.8 million, as compared to $39.4 million at August 28, 2010.

We have an unsecured credit facility that consists of a revolving credit line commitment (the “Credit Facility”) that expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which there was no outstanding balance at November 27, 2010 and August 28, 2010. The interest rate payable for borrowings under the revolving credit line commitment is currently 40 basis points over LIBOR rates. These interest rates generally reset in thirty, sixty, ninety, or one hundred eighty day increments, at the Company’s discretion. We are also charged a fee of 10 basis points on the aggregate amount of the revolving credit line commitment, whether borrowed or unborrowed.

At November 27, 2010 and August 28, 2010, under our Credit Facility, we had term loan borrowings outstanding of $18.7 million and $39.2 million, respectively. The final payment of $18.7 million was made in December 2010. The borrowing rates in effect for the term loan borrowings at November 27, 2010 and August 28, 2010 were 0.76% and 0.82%, respectively.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At November 27, 2010, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the thirteen week periods ended November 27, 2010 and November 28, 2009 was $41.9 million and $46.8 million, respectively. The decrease of approximately $4.9 million in net cash provided from operations resulted primarily from an increase in inventory and a decline in the changes in accounts payable and accrued liabilities, offset by an increase in net income and a decline in the change in accounts receivable.

Net cash used in investing activities for the thirteen week periods ended November 27, 2010 and November 28, 2009 was $4.5 million and $5.1 million, respectively, and relate to the purchase of property, plant and equipment.

Net cash used in financing activities for the thirteen week periods ended November 27, 2010 and November 28, 2009 was $78.1 million and $16.6 million, respectively. The increase of approximately $61.5 million in net cash used in financing activities was primarily attributable to the special cash dividend paid of $1.00 per share, which amounted to approximately $63.3 million.

We paid a dividend of $77.2 million on November 16, 2010 to shareholders of record at the close of business on November 2, 2010. This consisted of a special cash dividend of $1.00 per share in addition to the regular quarterly cash dividend of $0.22 per share approved by the Board of Directors on October 19, 2010. On December 21, 2010, the Board of Directors declared a dividend of $0.22 per share payable on January 25, 2011 to shareholders of record at the close of business on January 11, 2011. The dividend will result in a payout of approximately $14.0 million, based on the number of shares outstanding at January 3, 2011.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, and building and leasehold improvements. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirteen week period ended November 27, 2010, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirteen week period ended November 27, 2010, we returned $77.2 million to shareholders in the form of dividends and made scheduled repayments of $20.5 million of our debt. As a result, there were decreased cash flows for the thirteen week period ended November 27, 2010. We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under the revolving credit line commitment, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We were affiliated with two real estate entities (together, the “Affiliates”), which leased property to us as of August 28, 2010. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. Effective November 1, 2010, we relocated from the branch office owned by our Affiliate and currently lease only our Atlanta Customer Fulfillment Center from the Affiliate. We paid rent under operating leases to the Affiliates for the first thirteen weeks of fiscal 2011 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximate fair market value.

Contractual Obligations

As of November 27, 2010, certain of our operations are conducted on leased premises, which is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2014.

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

Inventory Valuation Reserve

We establish inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. Provisions for inventory shrinkage are based on historical experience to account for unmeasured usage or loss.

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. We evaluate the recoverability of our slow-moving or obsolete inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers.

Goodwill and Indefinite Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure. Our tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. The Company determines fair value in accordance with ASC Topic 820 which requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 28, 2010. Please refer to the 2010 Annual Report on Form 10-K for the fiscal year ended August 28, 2010 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2010, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended November 27, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/29/10 – 09/28/10	—	—	—	2,084,856
09/29/10 – 10/28/10	33,028	$54.98	—	2,084,856
10/29/10 – 11/27/10	480	$57.64	—	2,084,856
Total	33,508	$55.02	—

(1)	During the thirteen weeks ended November 27, 2010, 33,508 shares of our common stock were withheld by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of November 27, 2010, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,084,856 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
10.1	Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010*
10.2	Second Amended and Restated Agreement dated October 19, 2010 between the Company and David Sandler**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Scheme Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.
**	Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.
***	Filed herewith.
****	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 6, 2011	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: January 6, 2011	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010*
10.2	Second Amended and Restated Agreement dated October 19, 2010 between the Company and David Sandler**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Scheme Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.
**	Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.
***	Filed herewith.
****	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.