Form 10-Q
period 2011-02-26
MSC INDUSTRIAL DIRECT CO INC
filed 2011-04-07
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 4, 2011, 46,772,550 shares of Class A common stock and 16,875,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 28, 2010. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	risks associated with acquisitions, including difficulties with integrating acquired businesses;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems; and
•	retention of key personnel.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	February 26, 2011	August 28, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,675	$121,191
Accounts receivable, net of allowance for doubtful accounts of $6,182 and $5,489, respectively	246,595	221,013
Inventories	305,072	285,985
Prepaid expenses and other current assets	22,372	20,498
Deferred income taxes	25,614	27,849
Total current assets	675,328	676,536
Property, plant and equipment, net	147,499	143,609
Goodwill	272,041	271,765
Identifiable intangibles, net	46,560	48,751
Other assets	7,863	12,662
Total assets	$1,149,291	$1,153,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term notes payable	$87	$39,361
Accounts payable	78,546	81,220
Accrued liabilities	56,390	69,704
Total current liabilities	135,023	190,285
Deferred income taxes and tax uncertainties	71,528	63,158
Total liabilities	206,551	253,443
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 50,311,143 and 48,380,376 shares issued, and 46,766,657 and 44,851,997 shares outstanding, respectively	50	48
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,875,474 and 17,925,474 shares issued and outstanding, respectively	17	18
Additional paid-in capital	416,408	378,315
Retained earnings	681,775	675,968
Accumulated other comprehensive loss	(2,219)	(2,660)
Class A treasury stock, at cost, 3,544,486 and 3,528,379 shares, respectively	(153,291)	(151,809)
Total shareholders’ equity	942,740	899,880
Total liabilities and shareholders’ equity	$1,149,291	$1,153,323

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net sales	$483,362	$395,482	$956,189	$780,299
Cost of goods sold	257,063	216,447	512,197	425,565
Gross profit	226,299	179,035	443,992	354,734
Operating expenses	145,701	129,145	286,244	253,822
Income from operations	80,598	49,890	157,748	100,912
Other (Expense) Income:
Interest expense	(61)	(358)	(160)	(745)
Interest income	5	34	30	94
Other income (expense), net	28	29	(3)	12
Total other expense	(28)	(295)	(133)	(639)
Income before provision for income taxes	80,570	49,595	157,615	100,273
Provision for income taxes	30,881	18,946	60,366	38,204
Net income	$49,689	$30,649	$97,249	$62,069
Per Share Information:
Net income per common share:
Basic	$0.78	$0.49	$1.54	$0.99
Diluted	$0.78	$0.48	$1.53	$0.98
Weighted average shares used in computing net income per common share:
Basic	62,875	62,532	62,622	62,369
Diluted	63,325	63,031	63,060	62,879
Cash dividend declared per common share	$0.22	$0.20	$1.44	$0.40

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Twenty-Six Weeks Ended February 26, 2011
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	1,050	1	(1,050)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,517	743	1	—	—	30,033	—	—	—	—	30,034
Common stock issued under associate stock purchase plan	—	—	—	—	439	—	—	(30)	1,150	1,589
Grant of restricted common stock, net of cancellations	138	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,357	—	—	—	—	7,357
Purchase of treasury stock	—	—	—	—	—	—	—	46	(2,632)	(2,632)
Cash dividends paid on Class A common stock	—	—	—	—	—	(65,475)	—	—	—	(65,475)
Cash dividends paid on Class B common stock	—	—	—	—	—	(25,703)	—	—	—	(25,703)
Issuance of dividend equivalent units	—	—	—	—	264	(264)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	441	—	—	441
Net income	—	—	—	—	—	97,249	—	—	—	97,249
Comprehensive income										97,690
Balance at February 26, 2011	50,311	$50	16,875	$17	$416,408	$681,775	$(2,219)	3,544	$(153,291)	$942,740

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010
Cash Flows from Operating Activities:
Net income	$97,249	$62,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,216	12,955
Stock-based compensation	7,357	6,781
Loss on disposal of property, plant, and equipment	2	11
Provision for doubtful accounts	1,519	1,367
Deferred income taxes and tax uncertainties	10,606	2,835
Excess tax benefits from stock-based compensation	(5,111)	(2,473)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(23,950)	(30,977)
Inventories	(11,600)	3,337
Prepaid expenses and other current assets	(823)	122
Other assets	4,618	5,239
Accounts payable and accrued liabilities	(13,759)	12,997
Total adjustments	(16,925)	12,194
Net cash provided by operating activities	80,324	74,263
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(13,990)	(12,722)
Cash used in business acquisition	(11,015)	—
Net cash used in investing activities	(25,005)	(12,722)
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,632)	(2,200)
Payment of cash dividends	(91,178)	(25,228)
Excess tax benefits from stock-based compensation	5,111	2,473
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,589	1,254
Proceeds from exercise of Class A common stock options	25,517	8,338
Repayments of notes payable under the credit facility and other notes	(39,274)	(25,710)
Net cash used in financing activities	(100,867)	(41,073)
Effect of foreign exchange rate changes on cash and cash equivalents	32	(94)
Net (decrease) increase in cash and cash equivalents	(45,516)	20,374
Cash and cash equivalents – beginning of period	121,191	225,572
Cash and cash equivalents – end of period	$75,675	$245,946
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$51,243	$37,094
Cash paid for interest	$92	$629

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six week periods ended February 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income as reported	$49,689	$30,649	$97,249	$62,069
Less: Distributed net income available to participating securities	(106)	(105)	(736)	(203)
Less: Undistributed net income available to participating securities	(348)	(180)	(59)	(365)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$49,235	$30,364	$96,454	$61,501
Add: Undistributed net income allocated to participating securities	348	180	59	365
Less: Undistributed net income reallocated to participating securities	(346)	(179)	(59)	(363)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$49,237	$30,365	$96,454	$61,503
Denominator:
Weighted average shares outstanding for basic net income per share	62,875	62,532	62,622	62,369
Effect of dilutive securities	450	499	438	510
Weighted average shares outstanding for diluted net income per share	63,325	63,031	63,060	62,879
Net income per share Two-class method:
Basic	$0.78	$0.49	$1.54	$0.99
Diluted	$0.78	$0.48	$1.53	$0.98

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

Antidilutive stock options (5 and 452 shares at February 26, 2011 and February 27, 2010, respectively) were not included in the computation of diluted earnings per share.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,457 and $1,688 for the thirteen week periods ended February 26, 2011 and February 27, 2010, respectively, and $2,995 and $3,177 for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively. Tax benefits related to these expenses for the thirteen week periods ended February 26, 2011 and February 27, 2010 were $522 and $623, respectively, and for the twenty-six week periods ended February 26, 2011 and February 27, 2010 were $1,095 and $1,168, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.05%	2.18%
Expected volatility	35.1%	35.2%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the twenty-six weeks ended February 26, 2011 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 28, 2010	2,394	$38.76
Granted	364	54.67
Exercised	(743)	34.36
Canceled	(1)	14.26
Outstanding on February 26, 2011	2,014	$43.26	4.51	$39,612
Exercisable on February 26, 2011	900	$39.07	3.24	$21,465

The weighted-average grant-date fair values of the stock options granted for the twenty-six week periods ended February 26, 2011 and February 27, 2010 were $14.48 and $12.49, respectively. The total intrinsic value of options exercised during the twenty-six week periods ended February 26, 2011 and February 27, 2010 were $18,187 and $9,693, respectively. The unrecognized share-based compensation cost related to stock option expense at February 26, 2011 was $11,703 and will be recognized over a weighted average period of 1.80 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Incentive Plan (the “Plans”) for the twenty-six weeks ended February 26, 2011 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 28, 2010	598	$42.60
Granted	145	55.19
Vested	(133)	44.49
Canceled	(7)	43.88
Non-vested restricted share awards at February 26, 2011	603	$45.20

Stock-based compensation expense recognized for the non-vested restricted share awards was $1,748 and $1,995 for the thirteen week periods ended February 26, 2011 and February 27, 2010, respectively, and $3,606 and $3,604 for the twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively. The unrecognized compensation cost related to non-vested restricted share awards granted under the Plans at February 26, 2011 was $17,956 and will be recognized over a weighted average period of 2.41 years.

On October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to Mr. David Sandler, the Company’s Chief Executive Officer. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the twenty-six week period ended February 26, 2011, non-vested restricted stock units (including dividend equivalents) covering 188 shares were granted and remain outstanding with a weighted-average grant date fair value of $54.59 per share.

Stock-based compensation expense recognized for the RSUs was $529 and $756 for the thirteen and twenty-six week periods ended February 26, 2011, respectively. The unrecognized compensation cost related to the RSUs at February 26, 2011 was $9,244 and is expected to be recognized over a period of 4.52 years.

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income as reported:	$49,689	$30,649	$97,249	$62,069
Cumulative foreign currency translation adjustment	328	(852)	441	(809)
Comprehensive income	$50,017	$29,797	$97,690	$61,260

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

As of February 26, 2011 and August 28, 2010, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $41,136 and $87,389, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term debt. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of February 26, 2011 and August 28, 2010 due to the short-term maturity of these items.

During the thirteen and twenty-six weeks ended February 26, 2011 and February 27, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Business Combination

On December 10, 2010, the Company acquired certain assets of Rutland Tool & Supply Co (“Rutland”), a subsidiary of Lawson Products, Inc., for approximately $11,015 in cash plus the assumption of certain liabilities. Rutland markets and distributes a broad range of industrial tools, cutting tools, abrasives, machinery, precision instrument supplies, safety products and other MRO related supplies. The strategic combination adds to the Company’s presence in the West Coast region and broadens the customer base the Company services as one of the largest direct marketers and premier distributors of MRO supplies to industrial customers throughout the United States. For the thirteen weeks ended February 26, 2011, $6,641 of revenue and $164 of income before income tax relating to the acquired Rutland business were included in the condensed consolidated statements of income since the date of acquisition. Proforma information is not included because Rutland’s operations would not have materially impacted the Company’s results of operations.

The acquisition of Rutland was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, “Business Combinations (ASC 805)”. Acquisition-related expenses totaling $1,653 and $2,221 have been recorded as operating expenses in the Company’s consolidated statement of income for the thirteen and twenty-six weeks ended February 26, 2011, respectively. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The total purchase price of the acquisition was $10,073. The purchase price allocation, including the post-closing working capital adjustments of $942 which was received in March 2011, resulted in total assets acquired of $11,706, total liabilities assumed of $1,909, and $276 of goodwill. Acquired intangible assets consisted of customer relationships with a fair value of $1,260 and a useful life of 5 years.

The goodwill amount of $276 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This Goodwill will not be amortized and will be tested for impairment at least annually.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 7. Debt

The Company has an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expires on June 8, 2011. The Company’s revolving credit line commitment is $150,000, of which there was no outstanding balance at February 26, 2011 and August 28, 2010. The interest rate payable for any borrowings under the revolving loans is currently 40 basis points over LIBOR rates. The Company is also charged a fee of 10 basis points on the aggregate amount of the revolving credit line commitment, whether borrowed or unborrowed.

At August 28, 2010, the Company had term loan borrowings outstanding under its term loan facility of $39,187. The Company made its final payment of $18,687 on its term loan borrowings outstanding in December 2010 and as of February 26, 2011 there was no outstanding balance. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%.

Under the terms of the Credit Facility, the Company is subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 26, 2011, the Company is in compliance with the operating and financial covenants of the Credit Facility.

Note 8. Shareholders’ Equity

The Company paid cash dividends of $91,178 for the twenty-six weeks ended February 26, 2011. This consisted of a special cash dividend of $1.00 per share approved by the Board of Directors on October 19, 2010 in addition to the regular quarterly cash dividends of $0.22 per share. On March 29, 2011, the Board of Directors declared a dividend of $0.22 per share payable on April 26, 2011 to shareholders of record at the close of business on April 12, 2011. The dividend will result in a payout of approximately $14,003, based on the number of shares outstanding at April 4, 2011.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of February 26, 2011, the maximum number of shares that may yet be repurchased under the Plan was 2,085 shares.

Note 9. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 26, 2011 and February 27, 2010 was minimal.

Note 10. Income Taxes

During the thirteen and twenty-six week periods ended February 26, 2011, there were no material changes in unrecognized tax benefits.

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

As a government contractor, the Company is, from time to time, subject to governmental or regulatory inquiries or audits. The General Services Administration’s (the “GSA”) Office of Inspector General has completed an audit relating to the Company’s sales to the government under a contract that the Company has with the GSA and concerning compliance with the Trade Agreements Act of 1979. The Trade Agreements Act prohibits the sale to the government of products obtained from certain countries. The Company believes it has complied with the GSA contract in all material respects and the ultimate resolution of this matter did not have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. This matter has now been closed and the Company will not include disclosures respecting this matter in its future filings.

Note 12. Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.

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

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 96 branch offices. We employ one of the industry’s largest sales forces. Most of our product offering is carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 22.2% and 22.5% for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year. We believe that our increased sales and overall financial results for the thirteen and twenty-six week periods of fiscal 2011 reflect improved economic conditions, increased market share and greater demand for our products, as well as the execution of our growth strategies to increase revenues, as compared to the same periods in fiscal 2010. The increases in net sales reflect greater market share captured from our smaller, less well-capitalized competitors and the increased competitive advantages by investing in the growth of our business and by executing on our growth strategies, including, among other things, growth in our sales force, improvements to our electronic procurement tools, and productivity investments. These investments, combined with our strong balance sheet, vast product assortment, high in-stock levels, same day shipment, and high levels of execution, have increased our competitive advantage over these smaller distributors. In addition, the first quarter of fiscal 2010 was impacted by the continuous trend of credit constraints in the financial markets and a weak global economy that had impacted both our national account and government program (which we refer to as our “Large Account Customers”) as well as our remaining business.

Our gross profit margin was 46.8% and 46.4% for the thirteen and twenty-six week periods ended February 26, 2011, as compared to 45.3% and 45.5% for the same periods in the prior fiscal year. The increase in gross margin was primarily driven by increases in pricing implemented during the current fiscal year, changes in customer mix, and increased vendor rebates.

Operating expenses increased 12.8% for both the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses). The increase in payroll costs is primarily a result of the additional sales associate headcount. The payroll related costs increase for the thirteen week period ended February 26, 2011, as compared to the same period in the prior fiscal year primarily resulted from increased sales commissions, the reinstatement of the Company’s matching contribution under its 401(k) savings plan and increased other fringe benefit costs. The payroll related costs increase for the twenty-six week period ended February 26, 2011, as compared to the same period in the prior fiscal year primarily resulted from increased sales commissions, the reinstatement of the Company’s matching contribution under its 401(k) savings plan, increased other fringe benefit costs, and increased incentive compensation. As a result of the increases in sales and gross profit, our operating margins for the thirteen and twenty-six week periods ended February 26, 2011 increased to 16.7% and 16.5%, respectively, compared to 12.6% and 12.9%, respectively, for the same periods in the prior fiscal year.

We expect operating costs to continue to increase through the remainder of fiscal 2011 as compared to the same period in fiscal 2010 due to our investment programs, increased sales volumes, compensation expenses, and fringe benefits. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate that cash flows from operations and available cash will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and twenty-six week periods ended February 26, 2011, including some national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 61.2% for the month of March 2011. We have historically experienced revenue growth during periods where the ISM index is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while inventories are contracting. Historically, this has boded well for our future growth. However, there still remains significant uncertainty relating to the current economic environment. The effects of the events in Japan and the Middle East are uncertain and may influence our customers to become more cautious in their purchases of MSC’s products. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Net Sales	$483,362	$395,482	22.2%	$956,189	$780,299	22.5%

Net sales increased 22.2%, or approximately $88 million for the thirteen week period ended February 26, 2011, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $20 million, an increase in our remaining business of approximately $61 million, and an increase of approximately $7 million from the Rutland acquisition. Of the above $88 million increase in net sales, $75 million is volume and acquisition related and the remaining $13 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items.

Net sales increased 22.5%, or approximately $176 million for the twenty-six week period ended February 26, 2011, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $50 million, an increase in our remaining business of approximately $119 million, and an increase of approximately $7 million from the Rutland acquisition. Of the above $176 million increase in net sales, $157 million is volume and acquisition related and the remaining $19 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items.

The table below shows the pattern to the change in our fiscal quarterly and year-to-date average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Twenty-Six Week Period Ended Fiscal Q2 YTD
2011 vs. 2010	22.9%	22.2%	22.5%
2010 vs. 2009	(11.1)%	12.4%	(0.6)%

The trends noted above can be explained by our sales by customer type. Approximately 70% of our business has historically been with manufacturing customers and our non-manufacturing customers have historically represented approximately 30% of our business. The tables below shows the pattern to the change in our fiscal quarterly and year-to-date average daily sales by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Twenty-Six Week Period Ended Fiscal Q2 YTD
2011 vs. 2010	25.4%	24.2%	24.7%
2010 vs. 2009	(15.2)%	12.3%	(3.1)%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Twenty-Six Week Period Ended Fiscal Q2 YTD
2011 vs. 2010	16.8%	11.5%	14.2%
2010 vs. 2009	0.1%	11.2%	5.4%

During the thirteen and twenty-six week periods ended February 26, 2011, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customer locations served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

The global economic recession and the uncertainty over the direction of the U.S. and global economies, as a result of slower growth rates, higher unemployment and weak housing markets, negatively impacted our net sales for the twenty-six week period ended February 27, 2010. Net sales for the Company began to improve in the second quarter of fiscal 2010 as a result of increased market share and greater demand for our products due to the more favorable economic and industry conditions. This trend continued through the second quarter of fiscal 2011. Exclusive of the UK, average order size increased to approximately $353 for the second quarter of fiscal 2011 as compared to $321 in the second quarter of fiscal 2010. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $150.8 million for the second quarter of fiscal 2011, representing 31.2% of consolidated net sales, compared to sales of $120.2 million for the second quarter of fiscal 2010, representing 30.4% of consolidated net sales.

We grew our field sales associate headcount to 998 at February 26, 2011, an increase of approximately 5.2%, from field sales associates of 949 at February 27, 2010, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 1,010 associates by the end of the third quarter of fiscal 2011 and we will continue to manage the timing of new branch openings based on economic conditions.

In the fiscal 2011 MSC catalog, distributed in September 2010, we added approximately 43,000 new stock keeping units (“SKUs”) and removed approximately 27,000 SKUs. Approximately 23,000 of the removed SKUs were specialty items and were consolidated with other items providing our customers equal or higher value. Approximately 30% of the new SKUs are MSC proprietary brands. We believe that the new SKUs improve the overall quality of our product offerings.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Gross Profit	$226,299	$179,035	26.4%	$443,992	$354,734	25.2%
Gross Profit Margin	46.8%	45.3%		46.4%	45.5%

Gross profit margin for the thirteen and twenty-six week periods ended February 26, 2011 increased from the comparable periods in the prior fiscal year. This is primarily a result of the increase in pricing as well as increased vendor rebates, due to increased inventory purchases to support higher sales volumes. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our 2011 catalogs. In addition, we took an additional mid-year price adjustment, which is partially attributable to commodities inflation, which has begun to impact market pricing. However, price increases are constrained as we continue to experience aggressive pricing pressure from local and regional competition.

In addition, customer mix has positively impacted gross profit margin for the thirteen and twenty-six week periods ended February 26, 2011 as compared to the comparable periods in the prior fiscal year, as our business other than our Large Account Customers, which we refer to as our remaining business, comprised a larger portion of our sales growth and typically generates higher gross profit margins.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Operating Expenses	$145,701	$129,145	12.8%	$286,244	$253,822	12.8%
Percentage of Net Sales	30.1%	32.7%		29.9%	32.5%

The increase in operating expenses in dollars for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year, was a result of increases in payroll and payroll related costs and freight, in addition to the inclusion of Rutland acquisition-related and operating expenses of approximately $3,988 and $4,556 for the thirteen and twenty-six week periods ended February 26, 2011, respectively. This is partially offset by a decrease in advertising expenses resulting from reduced numbers of catalogs and brochures produced and mailed as we continue to refine our targeting.

Payroll and payroll related costs represented approximately 56.0% and 55.7% of total operating expenses for the thirteen and twenty-six week periods ended February 26, 2011, respectively, as compared to approximately 56.5% and 55.3% for the same periods in the prior fiscal year. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased for the thirteen week period ended February 26, 2011, as compared to the same period in the prior fiscal year as a result of increased sales commissions, increase in fringe benefit costs, which includes the reinstatement of the Company’s matching contribution under its 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives. These costs increased for the twenty-six week period ended February 26, 2011, as compared to the same period in the prior fiscal year as a result of increased sales commissions, increased incentive compensation, an increase in fringe benefit costs, which includes the reinstatement of the Company’s matching contribution under its 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives.

Historically, we experienced an increase in the medical costs of our self-insured group health plan. However, for the twenty-six week period ended February 26, 2011, as compared to the same period in fiscal 2010, the medical costs of our self-insured group health plan decreased. Although there was an increase in the number of medical claims filed by participants of our self-insured group health plan during the twenty-six week period ended February 26, 2011, as compared to the same period in fiscal 2010, the average cost per claim decreased. The medical costs of our self-insured group health plan slightly increased for the thirteen week period ended February 26, 2011, as compared to the same period in fiscal 2010, as a result of the increase in the average cost per claim during the period.

Freight costs represented approximately 15.1% and 15.4% of total operating expenses for the thirteen and twenty-six week periods ended February 26, 2011, respectively, as compared to 14.6% and 14.7% for the same periods in the prior fiscal year. These costs increased primarily as a result of increased sales volume.

The decrease in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Income from Operations	$80,598	$49,890	61.6%	$157,748	$100,912	56.3%
Percentage of Net Sales	16.7%	12.6%		16.5%	12.9%

The increase in income from operations for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year, was primarily attributable to the increases in net sales and gross margins, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in prior fiscal year, primarily as a result of the distribution of expenses over larger revenue bases in addition to the increase in the gross margin percentage.

Interest Expense

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Interest Expense	$(61)	$(358)	(83.0)%	$(160)	$(745)	(78.5)%

The decrease in interest expense for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the prior fiscal year, was primarily due to lower average loan balances. Average loan balances outstanding for the term loan and revolving loans for the thirteen and twenty-six week periods ended February 26, 2011 were approximately $7.0 million and $16.4 million, respectively, as compared to approximately $172.1 million and $178.4 million for the same periods in the prior fiscal year. The decrease in the average loan balances for the thirteen and twenty-six week periods is a result of the pay down of the outstanding balance on the revolving credit line commitment during the thirteen weeks ended May 29, 2010 and the payment of the final installment on the outstanding term loan in December 2010.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$30,881	$18,946	63.0%	$60,366	$38,204	58.0%
Effective Tax Rate	38.33%	38.20%		38.30%	38.10%

The effective tax rate for the thirteen and twenty-six week periods ended February 26, 2011 was 38.33% and 38.30%, compared to 38.20% and 38.10% for the comparable periods in the prior fiscal year. The fluctuations noted resulted from the changes in the tax law and regulations in the various jurisdictions in which we operate.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 26, 2011	February 27, 2010	Percentage Change	February 26, 2011	February 27, 2010	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$49,689	$30,649	62.1%	$97,249	$62,069	56.7%
Diluted Earnings Per Share	$0.78	$0.48	62.5%	$1.53	$0.98	56.1%

The factors which affected net income for the thirteen and twenty-six week periods ended February 26, 2011, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of February 26, 2011, we held $75.7 million in cash and cash equivalent funds consisting primarily of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our revolving credit line commitment (the “Credit Facility”), together with cash generated from operations, have been used to fund our working capital needs, fund the costs of acquisitions, repurchase shares of our Class A common stock, and pay dividends. At February 26, 2011, total borrowings outstanding were $0.1 million, as compared to $39.4 million at August 28, 2010.

We have an unsecured credit facility that consists of a Credit Facility that expires on June 8, 2011. We have a $150.0 million revolving credit line commitment, of which there was no outstanding balance at February 26, 2011 and August 28, 2010. The interest rate payable for any borrowings under the revolving loans is currently 40 basis points over LIBOR rates. These interest rates generally reset in thirty, sixty, ninety, or one hundred eighty day increments, at the Company’s discretion. We are also charged a fee of 10 basis points on the aggregate amount of the revolving credit line commitment, whether borrowed or unborrowed. We are currently in discussions about obtaining a new credit facility.

At August 28, 2010, under our Credit Facility, we had term loan borrowings outstanding of $39.2 million. The Company made its final payment of $18.7 million on its term loan borrowings outstanding in December 2010 and as of February 26, 2011 there was no outstanding balance. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%.

Under the terms of the Credit Facility, we are subject to various operating and financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. At February 26, 2011, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the twenty-six week periods ended February 26, 2011 and February 27, 2010 was $80.3 million and $74.3 million, respectively. The increase of approximately $6.0 million in net cash provided from operations resulted primarily from an increase in net income and deferred income taxes, offset by an increase in inventory levels and a decrease in accounts payable and accrued liabilities over the prior fiscal year. The Company increased its inventory to support our net sales growth and in order to maintain its high fill rates on same-day shipping of in-stock products. In addition, the Company paid out its annual fiscal 2010 incentive award to its associates in the first quarter of fiscal 2011, which reduced the accrual for the twenty-six week period ended February 26, 2011, as compared to the same period in the prior fiscal year, where there was no annual incentive award paid out.

Working capital was $540.3 million at February 26, 2011, compared to $486.3 million at August 28, 2010. At these dates, the ratio of current assets to current liabilities was 5.0 and 3.6, respectively. The increase in working capital and the current ratio is primarily related to increases in accounts receivable and inventories as a result of increased net sales, and the elimination of the Company’s debt during fiscal years 2011 and 2010.

Net cash used in investing activities for the twenty-six week periods ended February 26, 2011 and February 27, 2010 was $25.0 million and $12.7 million, respectively. The increase of approximately $12.3 million in net cash used in investing activities resulted primarily from the cash used in the business acquisition of Rutland. The purchase of property, plant, and equipment is primarily due to increased spend on warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in financing activities for the twenty-six week periods ended February 26, 2011 and February 27, 2010 was $100.9 million and $41.1 million, respectively. The increase of approximately $59.8 million in net cash used in financing activities was primarily attributable to the special cash dividend paid of $1.00 per share, which amounted to approximately $63.3 million. In addition, the Company made additional payments on its term loan borrowings of approximately $13.6 million over the comparable prior year period. Offsetting this, the Company received additional net proceeds from the exercise of the Company’s Class A common stock options in the amount of approximately $17.2 million over the comparable prior year period as a result of the additional option exercise activity.

We paid cash dividends of $14.0 million on January 25, 2011 and $77.2 million on November 16, 2010 to shareholders of record at the close of business on January 11, 2011 and November 2, 2010, respectively. This consisted of a special cash dividend of $1.00 per share approved by the Board of Directors on October 19, 2010 in addition to the regular quarterly cash dividends of $0.22 per share. On March 29, 2011, the Board of Directors declared a dividend of $0.22 per share payable on April 26, 2011 to shareholders of record at the close of business on April 12, 2011. The dividend will result in a payout of approximately $14.0 million, based on the number of shares outstanding at April 4, 2011.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, and building and leasehold improvements. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the twenty-six week period ended February 26, 2011, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the twenty-six week period ended February 26, 2011, we completed a business acquisition of approximately $11.0 million, returned $91.2 million to shareholders in the form of cash dividends and made scheduled repayments of $39.3 million of our debt. As a result, there were decreased cash flows for the twenty-six week period ended February 26, 2011. We believe, based on our current business plan, that our existing cash, cash equivalents, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We were affiliated with two real estate entities (together, the “Affiliates”), which leased property to us as of August 28, 2010. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. Effective November 1, 2010, we relocated from the branch office owned by our Affiliate and currently lease only our Atlanta Customer Fulfillment Center from the Affiliate. We paid rent under operating leases to the Affiliates for the first twenty-six weeks of fiscal 2011 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the lease with Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

As of February 26, 2011, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2015.

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

Recently Issued Accounting Standards

See Note 12 to the accompanying financial statements.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a government contractor, the Company is, from time to time, subject to governmental or regulatory inquiries or audits. The General Services Administration’s (the “GSA”) Office of Inspector General has completed an audit relating to the Company’s sales to the government under a contract that the Company has with the GSA and concerning compliance with the Trade Agreements Act of 1979. The Trade Agreements Act prohibits the sale to the government of products obtained from certain countries. The Company believes it has complied with the GSA contract in all material respects and the ultimate resolution of this matter did not have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. This matter has now been closed and the Company will not include disclosures respecting this matter in its future filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended February 26, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/28/10 – 12/27/10	—	—	—	2,084,856
12/28/10 – 1/27/11	12,515	$61.35	—	2,084,856
1/28/11 – 2/26/11	—	—	—	2,084,856
Total	12,515	$61.35	—

(1)	During the thirteen weeks ended February 26, 2011, 12,515 shares of our common stock were withheld by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of February 26, 2011, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,084,856 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1	Summary of Outside Directors’ Compensation.*
10.2	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2011.**
10.3	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan*
10.4	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 7, 2011	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: April 7, 2011	By: /s/ Charles Boehlke Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Summary of Outside Directors’ Compensation.*
10.2	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2011.**
10.3	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan*
10.4	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.