Form 10-Q
period 2011-05-28
MSC INDUSTRIAL DIRECT CO INC
filed 2011-06-30
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2011, 47,558,045 shares of Class A common stock and 16,400,474 shares of Class B common stock of the registrant were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	May 28, 2011	August 28, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$136,771	$121,191
Accounts receivable, net of allowance for doubtful accounts of $6,027 and $5,489, respectively	257,088	221,013
Inventories	321,859	285,985
Prepaid expenses and other current assets	19,612	20,498
Deferred income taxes	26,270	27,849
Total current assets	761,600	676,536
Property, plant and equipment, net	147,649	143,609
Goodwill	272,041	271,765
Identifiable intangibles, net	44,705	48,751
Other assets	5,723	12,662
Total assets	$1,231,718	$1,153,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term notes payable	$42	$39,361
Accounts payable	87,212	81,220
Accrued liabilities	59,355	69,704
Total current liabilities	146,609	190,285
Deferred income taxes and tax uncertainties	75,517	63,158
Total liabilities	222,126	253,443
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 51,082,818 and 48,380,376 shares issued, and 47,548,246 and 44,851,997 shares outstanding, respectively	51	48
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,400,474 and 17,925,474 shares issued and outstanding, respectively	16	18
Additional paid-in capital	434,593	378,315
Retained earnings	729,811	675,968
Accumulated other comprehensive loss	(1,930)	(2,660)
Class A treasury stock, at cost, 3,534,572 and 3,528,379 shares, respectively	(152,949)	(151,809)
Total shareholders’ equity	1,009,592	899,880
Total liabilities and shareholders’ equity	$1,231,718	$1,153,323

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$532,366	$450,381	$1,488,555	$1,230,680
Cost of goods sold	280,804	245,499	793,001	671,064
Gross profit	251,562	204,882	695,554	559,616
Operating expenses	153,428	134,481	439,672	388,303
Income from operations	98,134	70,401	255,882	171,313
Other (Expense) Income:
Interest expense	(51)	(248)	(211)	(993)
Interest income	12	43	42	137
Other (expense) income, net	(120)	19	(123)	31
Total other expense	(159)	(186)	(292)	(825)
Income before provision for income taxes	97,975	70,215	255,590	170,488
Provision for income taxes	35,889	25,968	96,255	64,172
Net income	$62,086	$44,247	$159,335	$106,316
Per Share Information:
Net income per common share:
Basic	$0.97	$0.70	$2.52	$1.69
Diluted	$0.97	$0.69	$2.50	$1.67
Weighted average shares used in computing net income per common share:
Basic	63,183	62,790	62,809	62,509
Diluted	63,630	63,320	63,250	63,025
Cash dividend declared per common share	$0.22	$0.20	$1.66	$0.60

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Thirty-Nine Weeks Ended May 28, 2011
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at Cost	Total
Balance at August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	1,525	2	(1,525)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $6,804	1,039	1	—	—	44,178	—	—	—	—	44,179
Common stock issued under associate stock purchase plan	—	—	—	—	737	—	—	(40)	1,579	2,316
Grant of restricted common stock, net of cancellations	139	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,057	—	—	—	—	11,057
Purchase of treasury stock	—	—	—	—	—	—	—	47	(2,719)	(2,719)
Cash dividends paid on Class A common stock	—	—	—	—	—	(75,771)	—	—	—	(75,771)
Cash dividends paid on Class B common stock	—	—	—	—	—	(29,415)	—	—	—	(29,415)
Issuance of dividend equivalent units	—	—	—	—	306	(306)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	730	—	—	730
Net income	—	—	—	—	—	159,335	—	—	—	159,335
Comprehensive income										160,065
Balance at May 28, 2011	51,083	$51	16,400	$16	$434,593	$729,811	$(1,930)	3,535	$(152,949)	$1,009,592

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010
Cash Flows from Operating Activities:
Net income	$159,335	$106,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,531	19,250
Stock-based compensation	11,057	10,109
Loss on disposal of property, plant, and equipment	3	16
Provision for doubtful accounts	1,949	1,029
Deferred income taxes and tax uncertainties	13,938	5,115
Excess tax benefits from stock-based compensation	(7,336)	(4,531)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(34,647)	(49,386)
Inventories	(28,191)	(20,311)
Prepaid expenses and other current assets	1,009	(1,632)
Other assets	6,673	7,829
Accounts payable and accrued liabilities	(30)	35,459
Total adjustments	(14,044)	2,947
Net cash provided by operating activities	145,291	109,263
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(19,491)	(21,516)
Cash used in business acquisition	(10,073)	—
Net cash used in investing activities	(29,564)	(21,516)
Cash Flows from Financing Activities:
Purchases of treasury stock	(2,719)	(2,211)
Payment of cash dividends	(105,186)	(37,924)
Excess tax benefits from stock-based compensation	7,336	4,531
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,316	1,961
Proceeds from exercise of Class A common stock options	37,375	21,856
Paydown of the revolving credit line debt from credit facility	—	(95,000)
Repayments of notes payable under the credit facility and other notes	(39,319)	(38,565)
Net cash used in financing activities	(100,197)	(145,352)
Effect of foreign exchange rate changes on cash and cash equivalents	50	(67)
Net increase (decrease) in cash and cash equivalents	15,580	(57,672)
Cash and cash equivalents – beginning of period	121,191	225,572
Cash and cash equivalents – end of period	$136,771	$167,900
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$80,938	$53,771
Cash paid for interest	$93	$918

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended May 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010.

The Company’s fiscal year ends on a Saturday close to August 31 of each year.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income as reported	$62,086	$44,247	$159,335	$106,316
Less: Distributed net income available to participating securities	(105)	(101)	(839)	(304)
Less: Undistributed net income available to participating securities	(452)	(305)	(516)	(670)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$61,529	$43,841	$157,980	$105,342
Add: Undistributed net income allocated to participating securities	452	305	516	670
Less: Undistributed net income reallocated to participating securities	(449)	(302)	(513)	(665)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$61,532	$43,844	$157,983	$105,347
Denominator:
Weighted average shares outstanding for basic net income per share	63,183	62,790	62,809	62,509
Effect of dilutive securities	447	530	441	516
Weighted average shares outstanding for diluted net income per share	63,630	63,320	63,250	63,025
Net income per share Two-class method:
Basic	$0.97	$0.70	$2.52	$1.69
Diluted	$0.97	$0.69	$2.50	$1.67

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

There were no antidilutive stock options included in the computation of diluted earnings per share at May 28, 2011 and May 29, 2010.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,446 and $1,468 for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively, and $4,441 and $4,645 for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively. Tax benefits related to these expenses for the thirteen week periods ended May 28, 2011 and May 29, 2010 were $530 and $541, respectively, and for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 were $1,625 and $1,709, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.05%	2.18%
Expected volatility	35.1%	35.2%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirty-nine weeks ended May 28, 2011 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 28, 2010	2,394	$38.76
Granted	364	54.67
Exercised	(1,039)	35.97
Canceled	(1)	14.26
Outstanding on May 28, 2011	1,718	$43.82	4.49	$43,358
Exercisable on May 28, 2011	605	$38.61	3.03	$18,417

The weighted-average grant-date fair values of the stock options granted for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 were $14.48 and $12.49, respectively. The total intrinsic value of options exercised during the thirty-nine week periods ended May 28, 2011 and May 29, 2010 were $27,443 and $21,344, respectively. The unrecognized share-based compensation cost related to stock option expense at May 28, 2011 was $10,343 and will be recognized over a weighted average period of 1.70 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Incentive Plan (the “Plans”) for the thirty-nine weeks ended May 28, 2011 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 28, 2010	598	$42.60
Granted	150	55.54
Vested	(138)	44.51
Canceled	(11)	44.62
Non-vested restricted share awards at May 28, 2011	599	$45.36

Stock-based compensation expense recognized for the non-vested restricted share awards was $1,724 and $1,860 for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively, and $5,330 and $5,464 for the thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively. The unrecognized compensation cost related to non-vested restricted share awards granted under the Plans at May 28, 2011 was $16,501 and will be recognized over a weighted average period of 2.28 years.

On October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to Mr. David Sandler, the Company’s Chief Executive Officer. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the thirty-nine week period ended May 28, 2011, non-vested restricted stock units (including dividend equivalents) covering 189 shares were granted and remain outstanding with a weighted-average grant date fair value of $54.64 per share.

Stock-based compensation expense recognized for the RSUs was $530 and $1,286 for the thirteen and thirty-nine week periods ended May 28, 2011, respectively. The unrecognized compensation cost related to the RSUs at May 28, 2011 was $8,714 and is expected to be recognized over a period of 4.29 years.

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income as reported.	$62,086	$44,247	$159,335	$106,316
Cumulative foreign currency translation adjustment	289	(502)	730	(1,311)
Comprehensive income	$62,375	$43,745	$160,065	$105,005

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

As of May 28, 2011 and August 28, 2010, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $112,109 and $87,389, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term debt. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of May 28, 2011 and August 28, 2010 due to the short-term maturity of these items.

During the thirteen and thirty-nine weeks ended May 28, 2011 and May 29, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt

The Company had an unsecured credit facility that consists of a revolving credit line commitment and term loan facility (the “Credit Facility”) which expired on June 8, 2011. The Company’s revolving credit line commitment was $150,000, of which there was no outstanding balance at May 28, 2011 and August 28, 2010. The Company was charged a fee of 10 basis points on the aggregate amount of the revolving credit line commitment, whether borrowed or unborrowed.

At August 28, 2010, the Company had term loan borrowings outstanding under its term loan facility of $39,187. The Company made its final payment on its term loan borrowings in December 2010 and as of May 28, 2011 there was no outstanding balance. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%.

At May 28, 2011, the Company was in compliance with the operating and financial covenants of the Credit Facility. Refer to Note 11 to the Condensed Consolidated Financial Statements for subsequent events related to the Company’s credit facilities.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $105,186 for the thirty-nine weeks ended May 28, 2011. This consisted of a special cash dividend of $1.00 per share approved by the Board of Directors on October 19, 2010 in addition to the regular quarterly cash dividends of $0.22 per share. On June 28, 2011, the Board of Directors declared a dividend of $0.22 per share payable on July 26, 2011 to shareholders of record at the close of business on July 12, 2011. The dividend will result in a payout of approximately $14,071, based on the number of shares outstanding at June 27, 2011.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 7. Shareholders’ Equity  – (continued)

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of May 28, 2011, the maximum number of shares that may yet be repurchased under the Plan was 2,085 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 was minimal.

Note 9. Income Taxes

During the thirteen and thirty-nine week periods ended May 28, 2011, there were no material changes in unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2007 and State jurisdictions through fiscal 2006.

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

Note 11. Subsequent Event

On June 8, 2011, the Company entered into a new $200,000 unsecured credit facility (“New Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the New Credit Facility by an additional $250,000, in $50,000 increments. This New Credit Facility will mature on June 8, 2016. The Company’s old credit facility matured on June 8, 2011, and was terminated at maturity in accordance with its terms.

Borrowings under the New Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio.

The Company is required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the New Credit Facility, a quarterly letter of credit usage fees ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 11. Subsequent Event  – (continued)

The New Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in mergers and sales of assets, among other restrictions. The New Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of the Company’s subsidiaries.

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

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 100 branch offices. We employ one of the industry’s largest sales forces. Most of our product offering is carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 18.2% and 21.0% for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year. We believe that our increased sales and overall financial results for the thirteen and thirty-nine week periods of fiscal 2011, as compared to the same periods in fiscal 2010, reflect improved economic conditions, market share gains and greater demand for our products, as well as the execution of our growth strategies to increase revenues. The increases in net sales reflect greater market share captured from our smaller, less well-capitalized competitors and the increased competitive advantages we are experiencing as a result of our investment spending and the successful execution of our growth strategies. We have invested in our business by increasing our sales force, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over these smaller distributors. In addition, the first quarter of fiscal 2010 was impacted by credit constraints in the financial markets and a weak global economy that had impacted both our national account and government program (which we refer to as our “Large Account Customers”) as well as our remaining business.

Our gross profit margin was 47.3% and 46.7% for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to 45.5% for the same periods in the prior fiscal year. The increases in gross margin was primarily driven by increases in pricing implemented during the current fiscal year, changes in customer mix, and increased vendor rebates.

Operating expenses increased 14.1% and 13.2% for both the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses). The increase in payroll costs is primarily a result of the additional sales associate headcount. The payroll related costs increase for the thirteen week period ended May 28, 2011, as compared to the same period in the prior fiscal year, primarily resulted from the reinstatement of the Company’s matching contribution under its 401(k) savings plan and increased other fringe benefit costs. The payroll related cost increase for the thirty-nine week period ended May 28, 2011, as compared to the same period in the prior fiscal year primarily resulted from increased sales commissions, the reinstatement of the Company’s matching contribution under its 401(k) savings plan, and increased other fringe benefit costs. As a result of the increases in sales and gross profit, our operating margins for the thirteen and thirty-nine week periods ended May 28, 2011 increased to 18.4% and 17.2%, respectively, compared to 15.6% and 13.9%, respectively, for the same periods in the prior fiscal year.

We expect operating costs to continue to increase through the remainder of fiscal 2011, as compared to the same period in fiscal 2010, due to increased sales volumes, compensation expenses, and fringe benefits costs, in addition to costs associated with our investment programs. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and thirty-nine week periods ended May 28, 2011, including some national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 53.5% for the month of May 2011. We have historically experienced revenue growth during periods where the ISM index is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while inventories are contracting. This is the first time the ISM index fell below 60.0% since December 2010. There still remains significant uncertainty relating to the current economic environment. The effects of the events in Japan, Europe, and the Middle East along with the current high unemployment and foreclosure rates may influence our customers to become more cautious in their purchases of MSC’s products. In addition, growth in sales to governmental agencies continues to be constrained by the government spending environment. Results for the fourth quarter of fiscal 2011 as compared with the fiscal 2010 fourth quarter also are expected to be impacted by a slightly lower level of supplier rebates and the unusually high demand from government customers that we experienced in the fiscal 2010 fourth quarter. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Net Sales	$532,366	$450,381	18.2%	$1,488,555	$1,230,680	21.0%

Net sales increased 18.2%, or approximately $82 million for the thirteen week period ended May 28, 2011, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $16 million and an increase in our remaining business of approximately $66 million. Of the above $82 million increase in net sales, $67 million is volume and acquisition related and the remaining $15 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Substantially all of the volume related growth was organic growth.

Net sales increased 21.0%, or approximately $258 million for the thirty-nine week period ended May 28, 2011, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $66 million and an increase in our remaining business of approximately $192 million. Of the above $258 million increase in net sales, $224 million is volume and acquisition related and the remaining $34 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Substantially all of the volume related growth was organic growth.

The table below shows the pattern to the change in our fiscal quarterly and year-to-date average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2011 vs. 2010	22.9%	22.2%	18.2%	21.0%
2010 vs. 2009	(11.1)%	12.4%	26.5%	7.8%

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

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2011 vs. 2010	25.4%	24.2%	21.9%	23.7%
2010 vs. 2009	(15.2)%	12.3%	29.9%	6.9%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2011 vs. 2010	16.8%	11.5%	8.6%	12.2%
2010 vs. 2009	0.1%	11.2%	18.9%	9.8%

During the thirteen and thirty-nine week periods ended May 28, 2011, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customer locations served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

The global economic recession and the uncertainty over the direction of the U.S. and global economies, as a result of slower growth rates, higher unemployment and weak housing markets had an adverse impact on our net sales for the first quarter of fiscal 2010. Net sales for the Company began to improve in the second quarter of fiscal 2010 as a result of increased market share and greater demand for our products due to the more favorable economic and industry conditions. This trend has continued through the third quarter of fiscal 2011. Exclusive of the UK, average order size increased to approximately $356 for the third quarter of fiscal 2011 as compared to $327 in the third quarter of fiscal 2010. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $170.0 million for the third quarter of fiscal 2011, representing 31.9% of consolidated net sales, compared to sales of $137.1 million for the third quarter of fiscal 2010, representing 30.4% of consolidated net sales. We grew our field sales associate headcount to 1,015 at May 28, 2011, an increase of approximately 7.2%, from field sales associates of 947 at May 29, 2010, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 1,025 associates by the end of the fourth quarter of fiscal 2011 and we will continue to manage the timing of our sales force expansion based on economic conditions.

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

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Gross Profit	$251,562	$204,882	22.8%	$695,554	$559,616	24.3%
Gross Profit Margin	47.3%	45.5%		46.7%	45.5%

Gross profit margin for the thirteen and thirty-nine week periods ended May 28, 2011 increased from the comparable periods in the prior fiscal year. This is primarily a result of the increase in pricing as well as increased vendor rebates, due to increased inventory purchases to support higher sales volumes. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our 2011 catalogs. In addition, we took an additional mid-year price adjustment, which is partially attributable to commodities inflation, which has begun to impact market pricing. However, price increases are constrained as we continue to experience aggressive pricing pressure from local and regional competition. In addition, customer mix has positively impacted gross profit margin for the thirteen and thirty-nine week periods ended May 28, 2011 as compared to the comparable periods in the prior fiscal year, as our business other than our Large Account Customers, which we refer to as our remaining business, comprised a larger portion of our sales growth and typically generates higher gross profit margins.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Operating Expenses	$153,428	$134,481	14.1%	$439,672	$388,303	13.2%
Percentage of Net Sales	28.8%	29.9%		29.5%	31.6%

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year, was primarily a result of increases in payroll and payroll related costs, freight, and Rutland acquisition-related and operating expenses. This is partially offset by a decrease in advertising expenses for the thirty-nine week period ended May 28, 2011, resulting from reduced numbers of catalogs and brochures produced and mailed as we continue to refine our targeting as well as a shift of more of our business to electronic channels.

Payroll and payroll related costs represented approximately 54.9% and 55.4% of total operating expenses for the thirteen and thirty-nine week periods ended May 28, 2011, respectively, as compared to approximately 56.5% and 56.1% for the same periods in the prior fiscal year. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased for the thirteen week period ended May 28, 2011, as compared to the same period in the prior fiscal year as a result of increased fringe benefit costs, which includes the reinstatement of the Company’s matching contribution under its 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives. These costs increased for the thirty-nine week period ended May 28, 2011, as compared to the same period in the prior fiscal year as a result of increased sales commissions, an increase in fringe benefit costs, which includes the reinstatement of the Company’s matching contribution under its 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in fiscal 2010. This is primarily a result of an increase in the number of medical claims filed by participants which is driven by increased associate participation in the plan. The number of medical claims filed increased 8.9% and 5.0% for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year. In addition the average cost per claim increased by 8.4% for the thirteen week period ended May 28, 2011, as compared to the same period in the prior fiscal year.

Freight costs represented approximately 16.0% and 15.6% of total operating expenses for the thirteen and thirty-nine week periods ended May 28, 2011, respectively, as compared to 16.0% and 15.2% for the same periods in the prior fiscal year. These costs increased primarily as a result of increased sales volume.

The decrease in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Income from Operations	$98,134	$70,401	39.4%	$255,882	$171,313	49.4%
Percentage of Net Sales	18.4%	15.6%		17.2%	13.9%

The increase in income from operations for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year, was primarily attributable to the increases in net sales and gross margins, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in prior fiscal year, primarily as a result of the distribution of expenses over larger revenue bases in addition to the increase in the gross margin percentage.

Interest Expense

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Interest Expense	$(51)	$(248)	(79.4)%	$(211)	$(993)	(78.8)%

The decrease in interest expense for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the prior fiscal year, was primarily due to lower average loan balances resulting from the pay down of the outstanding balance on the revolving credit line commitment during the thirteen weeks ended May 29, 2010 and the payment of the final installment on the outstanding term loan in December 2010.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$35,889	$25,968	38.2%	$96,255	$64,172	50.0%
Effective Tax Rate	36.63%	36.98%		37.66%	37.64%

The effective tax rate for the thirteen and thirty-nine week periods ended May 28, 2011 was 36.63% and 37.66%, compared to 36.98% and 37.64% for the comparable periods in the prior fiscal year. The fluctuation noted resulted from the changes in the tax law and regulations in the various jurisdictions in which we operate.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 28, 2011	May 29, 2010	Percentage Change	May 28, 2011	May 29, 2010	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$62,086	$44,247	40.3%	$159,335	$106,316	49.9%
Diluted Earnings Per Share	$0.97	$0.69	40.6%	$2.50	$1.67	49.7%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 28, 2011, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of May 28, 2011, we held $136.8 million in cash and cash equivalent funds consisting primarily of money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our revolving credit line commitment (the “Credit Facility”), together with cash generated from operations, have been used to fund our working capital needs, fund the costs of acquisitions, repurchase shares of our Class A common stock, and pay dividends. At May 28, 2011, total borrowings outstanding were approximately $42 thousand, as compared to $39.4 million at August 28, 2010.

We had an unsecured credit facility that expired on June 8, 2011 and for which there was no outstanding balance at May 28, 2011 and August 28, 2010. The interest rate payable for any borrowings under the revolving loans was 40 basis points over LIBOR rates. On June 8, 2011, the Company entered into a new $200 million unsecured credit facility (“New Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the New Credit Facility by an additional $250 million, in $50 million increments. This New Credit Facility will mature on June 8, 2016. The Company’s old credit facility matured on June 8, 2011, and was terminated at maturity in accordance with its terms.

At August 28, 2010, under our old credit facility, we had term loan borrowings outstanding of $39.2 million. The Company made its final payment on its term loan borrowings outstanding in December 2010 and as of May 28, 2011 there was no outstanding balance. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%.

Net cash provided by operating activities for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 was $145.3 million and $109.3 million, respectively. The increase of approximately $36.0 million in net cash provided from operations resulted primarily from an increase in net income and a smaller increase in the change in accounts receivable, offset by a decrease in the change in accounts payable and accrued liabilities over the prior fiscal year. The Company paid out its annual fiscal 2010 incentive award to its associates in the first quarter of fiscal 2011, which reduced the accrual for the thirty-nine week period ended May 28, 2011, as compared to the same period in the prior fiscal year, where there was no annual incentive award paid out.

Working capital was $615.0 million at May 28, 2011, compared to $486.3 million at August 28, 2010. At these dates, the ratio of current assets to current liabilities was 5.2 and 3.6, respectively. The increase in working capital and the current ratio is primarily related to increases in accounts receivable and inventories as a result of increased net sales, and the repayment of the Company’s debt during fiscal years 2011 and 2010.

Net cash used in investing activities for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 was $29.6 million and $21.5 million, respectively. The increase of approximately $8.1 million in net cash used in investing activities resulted primarily from the cash used in the business acquisition of Rutland. The purchase of property, plant, and equipment is primarily due to investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in financing activities for the thirty-nine week periods ended May 28, 2011 and May 29, 2010 was $100.2 million and $145.4 million, respectively. The decrease of approximately $45.2 million in net cash used in financing activities was primarily attributable to the Company’s special cash dividend payment in November 2010 of approximately $63.3 million offset by greater net proceeds received from the exercise of the Company’s Class A common stock options in the amount of approximately $15.5 million. This was less than the paydown of the revolving loans under the Company’s credit facility of $95.0 million in April 2010.

We paid cash dividends of $14.0 million on April 26, 2011, $14.0 million on January 25, 2011 and $77.2 million on November 16, 2010 to shareholders of record at the close of business on April 12, 2011, January 11, 2011 and November 2, 2010, respectively. This consisted of a special cash dividend of $1.00 per share approved by the Board of Directors on October 19, 2010 in addition to the regular quarterly cash dividends of $0.22 per share. On June 28, 2011, the Board of Directors declared a dividend of $0.22 per share payable on July 26, 2011 to shareholders of record at the close of business on July 12, 2011. The dividend will result in a payout of approximately $14.1 million, based on the number of shares outstanding at June 28, 2011.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, and building and leasehold improvements. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirty-nine week period ended May 28, 2011, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirty-nine week period ended May 28, 2011, we completed a business acquisition of approximately $10.1 million, returned $105.2 million to shareholders in the form of cash dividends and made scheduled repayments of $39.3 million of our debt. We believe, based on our current business plan, that our existing cash, cash equivalents, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We were affiliated with two real estate entities (together, the “Affiliates”), which leased property to us as of August 28, 2010. The Affiliates are owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts. Effective November 1, 2010, we relocated from the branch office owned by our Affiliate and currently lease only our Atlanta Customer Fulfillment Center from the Affiliate. We paid rent under operating leases to the Affiliates for the first thirty-nine weeks of fiscal 2011 of approximately $1.7 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office. In the opinion of our management, based on its market research, the lease with Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

As of May 28, 2011, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2015.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 28, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/27/11 – 3/26/11	683	$63.93	—	2,084,856
3/27/11 – 4/26/11	619	$69.48	—	2,084,856
4/27/11 – 5/28/11	—	—	—	2,084,856
Total	1,302	$66.57	—

(1)	During the thirteen weeks ended May 28, 2011, 1,302 shares of our common stock were withheld by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of May 28, 2011, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,084,856 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.01	Jeffrey Kaczka Offer Letter, effective March 29, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.02	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.03	Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.04	Summary of Charles Boehlke Compensation Arrangement*
10.05	Credit Agreement, dated as of June 8, 2011, by and among MSC Industrial Direct Co., Inc., the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2011).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: June 30, 2011	By: /s/ David Sandler President and Chief Executive Officer (Principal Executive Officer)
Dated: June 30, 2011	By: /s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Jeffrey Kaczka Offer Letter, effective March 29, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.02	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.03	Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).
10.04	Summary of Charles Boehlke Compensation Arrangement*
10.05	Credit Agreement, dated as of June 8, 2011, by and among MSC Industrial Direct Co., Inc., the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2011).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Furnished herewith.