Form 10-K
period 2011-08-27
MSC INDUSTRIAL DIRECT CO INC
filed 2011-10-26
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 26, 2011 was approximately $2,880,787,103. As of October 21, 2011, 46,356,310 shares of Class A common stock and 16,400,474 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2012 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate primarily in the United States, with customers in all 50 states, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the United States and one is located in the United Kingdom (the “U.K.”) and 105 branch offices (104 branches are located within the United States and one is located in the U.K.). MSC’s customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. Our experience has been that areas accessible by next day delivery generate significantly greater sales than areas where next day delivery is not available. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next day at no additional cost over standard MSC ground delivery charges. The U.K. operations are excluded from certain measurements, unless otherwise noted, as the impact of the U.K operations is not material to these measurements.

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

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•	our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;
•	we guarantee same-day shipping of our core business products and offer next day delivery on qualifying orders placed up until 8:00 P.M. Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

•	we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;
•	we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. This includes many features such as swift search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and
•	we offer inventory management solutions with our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $359 in fiscal 2011. We have approximately 320,000 active customers (companies that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the MSC Websites, eProcurement platforms or facsimile, and at times through direct communication with our outside sales associates.

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

We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers who purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through the following:

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

Business Strategy

Our business strategy is to reduce our customers’ total cost of ownership for obtaining, using, and maintaining their MRO supplies with superior customer service and value-added offerings. The strategy includes the following key elements:

•	providing a broad selection of in-stock products and offering industry brand and private branded products;
•	providing prompt response, same-day shipping, and next day delivery;
•	delivering superior, “one call does it all” customer service and technical support;
•	offering competitive pricing;
•	targeted direct marketing; and
•	using technology to reduce procurement costs.

Broad Selection of Products.  Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We believe that our ability to offer customers a broad spectrum of industry and private brand and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. We offer approximately 600,000 SKUs, most of which are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

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

Targeted Direct Marketing Strategy.  Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 600,000 items. In fiscal 2011, our master catalogs were supplemented by over 100 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components, safety, material handling, electrical, hand tools and other MRO categories. We use our database of companies and contacts, and we also purchase mailing lists of prospective customers, to target the distribution of these various publications to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to mailings of specific publication titles. Specialty and promotional publications are produced in-house, which has resulted in increased productivity through lower costs and more efficient use of advertising space. MSC’s publication circulation decreased to 18.6 million in fiscal 2011 from 21.7 million in fiscal 2010, reflecting our continued focus on improving productivity of direct mail and increasing our online advertising. We continue an ongoing strategy to improve direct marketing productivity, increase overall return on advertising dollars spent, and react to changes in customer purchasing preferences. This is balanced against the development of programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors, and as a result, the quantity mailed from year to year fluctuates. In addition, we balance our investment in marketing between traditional and online media. As we improve productivity in traditional programs, such as direct mail, and see customer behavior shifting to online purchasing, our approach to online marketing continues to evolve.

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs (approximately 600,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable on-line catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce-enabled solutions. Sales through the MSC Websites were $637.3 million for fiscal 2011, representing 31.5% of consolidated net sales, compared to sales of $511.1 million for fiscal 2010, representing 30.2% of consolidated net sales. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide a comprehensive electronic data interchange (“EDI”) ordering system to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels, reducing consumption, and providing product accountability.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We continue to implement our strategies to gain market share against other suppliers and generate new customers, increase sales to existing customers, and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force, increasing their productivity, and opening new branch locations;
•	expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	increasing sales from existing customers and generating new customers by offering various value-added programs designed to reduce our customers’ costs, including vendor and customer managed inventory, along with point-of-use vending;
•	expanding our product lines, including the addition of new products and private brand alternatives;
•	improving our direct marketing programs;
•	enhancing our eCommerce capabilities;
•	improving our excellent customer support service; and
•	selectively pursuing strategic acquisitions.

Expanding government and national account programs.  We have developed government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these customers and that they are an integral part of our core growth and customer diversification program. Allocating resources to these customers has allowed us to provide better support and expand our customer acquisition activities, as this is a key component of our overall growth strategy.

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2011, we increased our sales force by 78 associates. We believe that continued investment in our sales force enables us to increase our market share, and we will continue to do so. However, we will manage the timing of sales force increases based on economic conditions.

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  Our goal is to become the preferred distributor of choice for our customers’ metalworking needs. We intend to accomplish this through continued expansion of our metalworking sales team, increased technical support, and enhanced supplier relationships. In addition, we will continue to develop and introduce value-added solutions, services and products to support the identified needs of our customers. Our product focus will include the continued development of high performance metalworking products marketed under MSC proprietary brand platforms as well as leading industry brands. We will continue to drive high value product alternatives for our customers. Through this combined focus, we seek to gain market share within existing customers and attract new customers for metalworking products.

Increasing sales from existing customers and generating new customers with various value-added programs.  In order to increase sales to existing customers and generate new customers, we offer a suite of value-added programs that reduce customers’ acquisition costs for MRO supplies. Value-added programs include inventory management, vending solutions, electronic eCommerce, training, and workflow management tools.

Increasing the number of product lines and productive SKUs.  We believe that increasing the breadth and depth of our product offerings and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal 2011, in the MSC catalog, we added approximately 43,000 SKUs and removed approximately 27,000 SKUs. The robust SKU expansion and removal in fiscal 2011 was enhanced by the alignment of our product portfolio between the MSC Big Book and V79 Metalworking catalogs. In fiscal 2012, in the MSC catalog distributed in September 2011, we added approximately 14,500 new SKUs and removed approximately 17,500 SKUs. Approximately 50% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Additionally, we have begun to leverage our investments in web and data infrastructure and will launch tens of thousands of new SKUs throughout fiscal 2012 through our website, www.mscdirect.com. We currently have approximately 600,000 SKUs in total.

Improving our direct marketing programs.  Through our marketing efforts, we have accumulated an extensive buyer database and industry expertise within specific markets. We utilize empirical information from our marketing database to prospect for new customers and target the circulation of our master catalogs to those most likely to purchase. We supplement our master catalogs with direct mail, online digital catalogs, search engine marketing, and email to further increase customer response and product purchases. Industry specific expertise is used to target customer growth areas and focus sales and marketing campaigns.

Enhancing eCommerce capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the MRO market, offering customers full access to all of the SKUs that we sell, and are supported by the complete service model of the respective MSC company. All orders placed online at mscdirect.com are backed by our same-day shipping guarantee. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing real-time inventory availability, superior search capabilities, on-line bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customers’ desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites. Revenue derived through our websites was $637.3 million in fiscal 2011, representing 31.5% of consolidated net sales in fiscal 2011.

Many large accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials process by using Internet-enabled solutions. We have associations with many of these providers, including ARIBA, Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Improving our excellent customer support service.  Our goal is to anticipate our customers’ service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. MSC’s “one call does it all” philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers’ needs provides a market differentiator, which enables us to retain existing customers and to grow our customer base. In addition, MSC employs customer comment cards, surveys and other proactive customer outreach tools to maintain an open line of communication with our customers. The feedback from these contact points is used to drive change and improvement that enhances the customer experience.

Selectively pursuing strategic acquisitions.  We opportunistically pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. The Company completed two acquisitions — Rutland Tool & Supply Co. and American Tool Supply, Inc. and its affiliate during fiscal year 2011.

Products

We currently offer approximately 600,000 SKUs, representing a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission components; and electrical supplies. We believe that by offering a large number of SKUs, we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our assortment of products from multiple manufacturers at different price and quality levels, provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific application on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, private brand, and generic products, as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers (including by our U.K. operations). Kennametal, Inc. accounted for approximately 5% of our total purchases in fiscal 2011. No single supplier accounted for more than 5% of our total purchases in fiscal 2010. We are a national level distributor for certain Kennametal branded products in the United States and in the U.K.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 81% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $359 in fiscal 2011. We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2011), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

One focus area for our sales force is the execution of contracts with federal, state, and local governmental agencies and the procurement agencies of numerous individual states. We believe that expanding our business with governmental agencies better diversifies our customer mix. These national relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include large and small military bases, veterans’ hospitals, federal correctional facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, or is currently pursuing, we are also pursuing and are engaged in a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

Our National Accounts also include large, Fortune 1000 companies as well as large privately held companies, international companies doing business in the US and private equity buying groups. The MSC value proposition is consistent with the procurement strategies of these companies as they attempt to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain by using eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

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

As of August 27, 2011, we had 1,066 in-bound sales representatives (including for our U.K. operations) at our call centers, customer fulfillment centers and branch offices. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC’s “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

MSC’s in-bound sales representatives at our call centers undergo an intensive eight-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the sales representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low cost solutions to manufacturing problems.

As of August 27, 2011, we had 1,051 field sales representatives (including for our U.K. operations) who work out of the branches or call centers and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 105 branch offices. There are 104 branch offices within the United States with locations in 40 states, and one branch is located in the United Kingdom. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. During fiscal 2011, we opened a new branch in the Charleston, South Carolina area.

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

The number of pieces mailed has decreased from approximately 28.6 million in fiscal 2009 to approximately 18.6 million in fiscal 2011. While the circulation volume has decreased as part of an ongoing strategy to improve direct marketing productivity and increase overall return on advertising dollars spent, the quantity mailed from year to year may fluctuate as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors.

	Fiscal Years Ended
	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)
Number of publication titles	120	110	111
Number of publications mailed	28,600,000	21,700,000	18,600,000

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

Information Systems

Our information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our eCommerce environment is built upon a combined platform of our own intellectual property, state of the art software components from the world’s leading internet technology providers and world class product data. This powerful combination of resources allows us to deliver an unmatched on-line shopping experience to our customers with extremely high levels of reliability and resiliency.

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

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language (“XML”) ordering system to support our customer based purchase order processing. We provide product information and ordering capabilities on the Internet. We also support a proprietary hardware and software platform in support of our VMI program which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. Our VMI and CMI capabilities function directly as front-end ordering systems for our E-portal based customers. Both solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud based computing.

Our core systems run in a highly distributed computing environment and utilize world class software and hardware platforms from key partners like IBM, SAP and Oracle. We utilize disaster recovery techniques and procedures, which are adequate to fulfill our needs and are consistent with best practices in enterprise IT. Our core systems are architected to be highly scalable and sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

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

Seasonality

We generally experience slightly lower sales volumes during the summer months (our fourth fiscal quarter) due to our industrial customers’ plant shutdowns during this period. As a result, net income in our fourth fiscal quarter is historically somewhat lower than in our third fiscal quarter, due largely to the continuation of our fixed costs during slower sales periods. In fiscal year 2011, the historical seasonality impact on our sales was offset by our fourth quarter acquisitions of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. In fiscal year 2010, we did not experience the seasonality trends of slightly lower sales volumes during the summer months due to a combination of improved market conditions, our ability to increase market share during the depressed economic conditions as well as our growth in our Large Account customers.

Associates

As of August 27, 2011, we employed 4,644 associates (4,496 full-time and 148 part-time associates), which includes our U.K. operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

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

As a supplier to the United States government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers, and in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts and could harm our reputation and cause our business to suffer.

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

The terms of our credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $200.0 million unsecured credit facility, with the right to increase the aggregate amount available to be borrowed by an additional $250.0 million, in $50.0 million increments, subject to lending group approval, and available through June 2016. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. As of August 27, 2011, we are in compliance with the operating and financial covenants of the credit facility. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business.

Conditions in the capital markets could adversely affect our ability to borrow under our credit facility and could have a negative impact on our liquidity.

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

We believe that our information technology (“IT”) systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our website and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins, and cyber attacks. The failure of our IT systems to perform as we anticipate could disrupt our business and could result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2011 and fiscal 2010, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 21, 2011, the Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.0% of the outstanding shares of our

Class A common stock, giving them control over approximately 78.2% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	721,000	October 1990
Elkhart, Indiana(2)	528,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(3)	75,000	June 1998

(1)	The related party lease for this facility expires on July 1, 2030. This facility was expanded during fiscal 2010.
(2)	These facilities are owned by MSC.
(3)	This facility is leased.

We maintain 104 branch offices within the United States located in 40 states and one location in the United Kingdom. The branches range in size from 1,000 to 40,000 square feet. The leases for these branch offices will expire at various periods between December 2011 and November 2017. The aggregate annual lease payments on these branches and the Atlanta and Wednesbury customer fulfillment centers in fiscal 2011 were approximately $10.7 million.

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

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 30, 2009 to August 27, 2011.

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 27, 2011	High	Low
First Quarter – November 27, 2010	$61.33	$44.34	$1.22
Second Quarter – February 26, 2011	66.68	58.14	0.22
Third Quarter – May 28, 2011	79.22	61.32	0.22
Fourth Quarter – August 27, 2011	71.83	49.72	0.22

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 28, 2010	High	Low
First Quarter – November 28, 2009	$49.25	$38.64	$0.20
Second Quarter – February 27, 2010	50.00	42.65	0.20
Third Quarter – May 29, 2010	57.96	45.56	0.20
Fourth Quarter – August 28, 2010	53.48	44.19	0.22

On July 10, 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $1.88 and $0.82 per share for fiscal 2011 and fiscal 2010, respectively. This policy is reviewed periodically by the Board of Directors.

On October 21, 2011, our Board of Directors declared a quarterly cash dividend of $0.25 per share payable on November 18, 2011 to shareholders of record at the close of business on November 4, 2011. The dividend will result in a payout of approximately $15.7 million, based on the number of shares outstanding at October 21, 2011.

On October 21, 2011, the last reported sales price for MSC’s Class A common stock on the NYSE was $66.69 per share.

The approximate number of holders of record of MSC’s Class A common stock as of October 21, 2011 was 556. The number of holders of record of MSC’s Class B common stock as of October 21, 2011 was 24.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 27, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/29/11 – 06/28/11	126	$66.12	—	2,084,856
06/29/11 – 07/28/11	—	—	—	2,084,856
07/29/11 – 08/27/11	1,200,000	55.46	1,200,000	884,856
Total	1,200,126	$55.46	1,200,000

(1)	During the three months ended August 27, 2011, 126 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal 1999, our Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. As of August 27, 2011, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 884,856 shares. There is no expiration date for this program.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 26, 2006 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from August 26, 2006 through August 27, 2011

Comparison of 5 Year Cumulative Total Return*
Among MSC Industrial Direct Co., Inc., the S&P Midcap 400 Index
and the Dow Jones US Business Support Services Index

	8/26/06	9/1/07	8/30/08	8/29/09	8/28/10	8/27/11
MSC Industrial Direct Co., Inc.	100.00	136.44	136.47	109.56	128.47	169.62
S&P Midcap 400	100.00	116.48	111.57	91.29	102.13	125.51
Dow Jones US Business Support Services	100.00	117.57	111.34	88.35	90.37	116.66

*	Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 29, 2009, August 28, 2010 and August 27, 2011 and the selected consolidated balance sheet data as of August 28, 2010 and August 27, 2011 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 1, 2007 and August 30, 2008 and the selected consolidated balance sheet data as of September 1, 2007, August 30, 2008, and August 29, 2009 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	September 1, 2007 (53 weeks)	August 30, 2008 (52 weeks)	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$1,688,186	$1,779,841	$1,489,518	$1,692,041	$2,021,792
Gross profit	780,489	822,512	687,845	766,939	940,925
Operating expenses	489,606	502,984	483,127	525,120	591,160
Income from operations	290,883	319,528	204,718	241,819	349,765
Income taxes	105,564	117,116	76,818	90,455	130,544
Net income	173,930	196,243	125,122	150,373	218,786
Net income per common share:
Basic(2)	2.63	3.06	2.01	2.39	3.45
Diluted(2)	2.58	3.02	1.99	2.37	3.43
Weighted average common shares outstanding:
Basic(2)	65,800	63,743	61,798	62,438	62,902
Diluted(2)	66,922	64,508	62,362	62,930	63,324
Cash dividends declared per common share(3)	$0.64	$0.74	$0.80	$0.82	$1.88
Consolidated Balance Sheet Data (at period end):
Working capital	$416,515	$378,305	$426,876	$486,251	$586,232
Total assets	1,075,327	1,102,726	1,157,547	1,153,323	1,244,423
Short-term debt	33,471	134,726	154,105	39,361	—
Long-term debt, net of current maturities	142,200	98,473	39,365	—	—
Shareholders’ equity	727,877	711,612	805,536	899,880	993,112
Selected Operating Data:(1)
Active customers	390	371	343	320	320
Approximate Number of SKUs	590	590	600	600	600
Orders entered	5,729	5,874	5,034	5,309	5,784
Number of publications mailed	30,200	26,900	28,600	21,700	18,600
Number of publication titles (not in thousands)	126	123	120	110	111

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
(2)	In the first quarter of fiscal 2010, the Company adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, net income per share was calculated under the new accounting guidance for fiscal 2010 and prior period net income per share data presented has been adjusted retrospectively.
(3)	In the first quarter of fiscal 2011, the Company paid a special cash dividend of $1.00 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We continue to implement our strategies to gain market share against other suppliers and generate new customers, increase sales to existing customers and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force and increasing their productivity, and opening new branch offices;
•	expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	increasing sales from existing customers and generating new customers by offering various value-added programs designed to reduce our customers’ costs, including vendor and customer managed inventory along with vending solutions;
•	expanding the number of product lines and SKUs offered, including generic private brand, and imported products;
•	improving our direct marketing programs;
•	continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive eCommerce capabilities, making it even easier and more appealing to do business with MSC;
•	improving our excellent customer support service; and
•	selectively pursuing strategic acquisitions.

During fiscal 2011, we benefited from the more favorable economic and industry conditions as compared to fiscal 2010. We believe that our financial results for fiscal 2011 reflect increased market share and greater demand for our products, as well as the execution of our growth strategies to increase revenues. For the fiscal year ended August 27, 2011, net sales increased 19.5% over the 2010 fiscal year. During the recent economic downturn, we took advantage of the depressed market conditions by taking market share from our smaller competitors, who have experienced profitability, liquidity, and operating cash flow challenges. We also increased our competitive advantages by investing in the growth of our business. These investments include, among other things, growth in our sales force, improvements to our electronic procurement tools, and productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over these smaller distributors.

Fiscal 2010 net sales increased 13.6% over the 2009 fiscal year. The global economic recession negatively impacted our business in fiscal 2009 and continued through the first quarter of fiscal 2010. Severe disruptions in the financial markets, together with tightening in the credit markets had a significant impact on our sales during this time as this affected our customers’ profitability levels and ability to raise debt or equity capital. This reduced the amount of liquidity available to our customers which, in turn, limited their ability to make purchases. This global economic recession had impacted both our core manufacturing customers and our national account and government program (the “Large Account Customer”). There was also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets.

Throughout most of fiscal 2011, there were encouraging trends in key economic indicators, such as the ISM index and durable goods orders, which indicate industry conditions had generally begun to improve. However, we remain cautiously optimistic as we continue to monitor the economic conditions for their impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

We will continue to focus on expanding our Large Account Customer business, which consists of our government and national account customers and has become an important component of our overall customer mix, revenue base, and planned business expansion. By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. In addition to our focus on our Large Account Customer business, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases and branch openings based on economic conditions. During fiscal 2011, we opened a new branch in the Charleston, South Carolina area with their own sales force. Sales related to this new branch did not have a significant impact on our total sales for fiscal 2011. We have increased the number of field sales associates to 1,051 (including U.K. operations) at August 27, 2011 compared to 973 (including U.K. operations) at August 28, 2010.

Our gross profit margin increased in fiscal 2011 to 46.5% from 45.3% in fiscal 2010. This is driven by increases in pricing implemented during the 2011 fiscal year, changes in customer and product mix, and increased vendor rebates.

Operating expenses increased 12.6% in fiscal 2011 compared to fiscal 2010. This is a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses). The increase in payroll costs is primarily a result of the additional field sales associate headcount. The payroll related costs increase in fiscal 2011, as compared to fiscal 2010, primarily resulted from increased sales commissions, the reinstatement of our matching contribution under our 401(k) savings plan, and increased other fringe benefit costs. Medical costs of our self-insured group health plan increased as a result of the increased number of medical claims filed by participants. Our income from operations as a percentage of net sales increased to 17.3% for fiscal 2011 as compared to 14.3% in fiscal 2010 as a result of increases in gross margin, productivity investments, and leveraging existing infrastructure, which were partially offset by an increase in operating expenses. We expect operating costs to continue to increase in fiscal 2012 as compared to fiscal 2011 due to our investment programs, increased sales volumes, compensation expenses, and fringe benefits. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

During fiscal 2011, we decreased direct mail advertising levels compared to fiscal 2010 levels. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 27, 2011 was approximately 320,000, which remained consistent with fiscal 2010 levels. Fiscal 2010 active customers, as compared to fiscal 2009, decreased. In fiscal 2011, we continued our practice of reducing direct marketing activities with customers who did not generate a positive return on investment.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the United States manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2011, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 51.6% for the month of September 2011 and averaged 56.9% during our fiscal year 2011. Details released with the most recent index indicate that economic activity in the manufacturing sector related to employment, inventory, and production are growing whereas new orders are contracting. There still remains uncertainty relating to the current economic environment. The ISM was trending above 60.0% during the first half of calendar year 2011 and dropped below 60% in May for the first time in 2011. This declining trend has contributed to heightened caution about future growth rates of the US manufacturing economy. The effects of the events in Japan, Europe, and the Middle East along with the current high unemployment and foreclosure rates may influence our customers to become more cautious in their purchases of MSC’s products. In addition, growth in sales to governmental agencies continues to be constrained by the government spending environment. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Net Sales	$2,021,792	$1,692,041	19.5%	$1,692,041	$1,489,518	13.6%

Net sales increased 19.5%, or approximately $330 million for the fiscal year ended 2011. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $80 million and an increase in our remaining business of approximately $250 million. Of the above $330 million increase in net sales, $280 million is volume and acquisition related and the remaining $50 million reflects improved price realization and other, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Substantially all of the volume related growth was organic growth.

Net sales increased 13.6%, or approximately $203 million for the fiscal year ended 2010. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $148 million and an increase in our remaining business of approximately $55 million. Of the above $203 million increase in net sales, $201 million is volume related and the remaining $2 million reflects improved price realization and other, which includes the effects of price increases, discounting, changes in sales and product mix, and other items.

The table below shows the pattern to the change in our fiscal quarterly and annual average daily sales from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended
2011 vs. 2010	22.9%	22.2%	18.2%	15.6%	19.5%
2010 vs. 2009	(11.1)%	12.4%	26.5%	32.4%	13.6%

The trends noted above can be explained by our sales by customer type. Approximately 70% of our business has historically been with manufacturing customers and our non-manufacturing customers have historically represented approximately 30% of our business. The tables below show the pattern to the change in our fiscal quarterly and annual average daily sales by customer type from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended
2011 vs. 2010	25.4%	24.2%	21.9%	20.3%	22.8%
2010 vs. 2009	(15.2)%	12.3%	29.9%	35.2%	13.4%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended
2011 vs. 2010	16.8%	11.5%	8.6%	3.3%	9.7%
2010 vs. 2009	0.1%	11.2%	18.9%	27.4%	14.2%

During the fiscal years ended August 27, 2011 and August 28, 2010, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customer locations served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels. The growth to our non-manufacturing customers was impacted by the limited Federal and State Government budgetary constraints during fiscal 2011.

The global economic recession and the uncertainty over the direction of the U.S. and global economies, as a result of slower growth rates, higher unemployment and weak housing markets had an adverse impact on our net sales in fiscal 2009 and for the first quarter of fiscal 2010. Net sales for the Company began to improve in the second quarter of fiscal 2010 as a result of increased market share and greater demand for our products due to the more favorable economic and industry conditions. This trend has continued through fiscal 2011. Exclusive of the UK, average order size increased to approximately $359 in fiscal 2011 as compared to $331 in fiscal 2010. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $637.3 million in fiscal 2011, representing 31.5% of consolidated net sales, compared to sales of $511.1 million in fiscal 2010, representing 30.2% of consolidated net sales.

We grew our field sales associate headcount to 1,051 associates at August 27, 2011, an increase of approximately 8.0% from 973 associates at August 28, 2010. Field sales associate headcount also increased 3.6% to 973 associates at August 28, 2010 from 939 associates at August 29, 2009. These increases support our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal 2011 are the sales team for the Charleston, South Carolina branch that opened in fiscal 2011 and the sales teams from the acquisitions. Also included in the sales force numbers in fiscal 2011 and fiscal 2010 are the sales teams for the Ontario, California and Las Vegas, Nevada area branches that opened in fiscal 2010. Sales related to the new branches did not have a significant impact on our total sales during fiscal 2011 and fiscal 2010. We plan to hold our field sales associate headcount at current levels through the end of the first quarter of fiscal 2012 and expect to increase headcount beginning in the second quarter of the fiscal year. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions.

We introduced approximately 43,000 new SKUs in our fiscal 2011 catalog and removed approximately 27,000 SKUs. In fiscal 2012, in the MSC catalog distributed in September 2011, we added approximately 14,500 new SKUs and removed approximately 17,500 SKUs. Approximately 50% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. As our customers have found high value in our eCommerce capabilities and continue to drive a higher percentage of their spend in this direction, we intend to introduce approximately 20,000 additional SKUs through our eCommerce channels during fiscal 2012.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Gross Profit	$940,925	$766,939	22.7%	$766,939	$687,845	11.5%
Gross Profit Margin	46.5%	45.3%		45.3%	46.2%

Gross profit margin increased in fiscal 2011 primarily as a result of the increase in pricing as well as increased vendor rebates, due to increased inventory purchases to support higher sales volumes. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our 2011 catalogs. In addition, we took an additional mid-year price adjustment, which is partially attributable to commodities inflation, which has begun to impact market pricing. However, price increases are constrained as we continue to experience aggressive pricing pressure from local and regional competition. In addition, customer mix has positively impacted gross profit margin in fiscal 2011 as compared to fiscal 2010, as our business other than our Large Account Customers, which we refer to as our remaining business, comprised a larger portion of our sales growth and our remaining business typically generates higher gross profit margins.

The decrease in gross profit margin in fiscal 2010 is primarily a result of the change in customer and product mix, as our Large Account Customers, which typically generate lower gross margins due to larger volume discounts, and also purchase more of our lower gross margin products as a percentage of their sales volume, constituted a larger portion of our total sales.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Operating Expenses	$591,160	$525,120	12.6%	$525,120	$483,127	8.7%
Percentage of Net Sales	29.2%	31.0%		31.0%	32.4%

The increase in operating expenses in dollars for fiscal 2011, as compared to fiscal 2010, was primarily a result of increases in payroll and payroll related costs, freight, and acquisition-related and operating expenses. This is partially offset by a decrease in advertising expenses, resulting from reduced numbers of catalogs and brochures produced and mailed as we continue to refine our targeting as well as a shift of more of our business to electronic channels. The increase in operating expenses in dollars for fiscal 2010 as compared to fiscal 2009 was primarily a result of increases in payroll and payroll related costs and freight. This was partially offset by a decrease in advertising expenses resulting from the reduced number of brochures mailed.

Payroll and payroll related costs represented approximately 55.2%, 55.9%, and 53.0% of total operating expenses in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased in fiscal 2011 as compared to fiscal 2010 as a result of increased sales commissions, an increase in fringe benefit costs, which includes the reinstatement of our matching contribution under our 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives. These costs increased for fiscal 2010 as compared to fiscal 2009, primarily as a result of increased incentive compensation, sales commissions, medical costs, and an increase in staffing levels to support our growth initiatives. In addition, fiscal 2010 included the partial restoration of associate merit increases.

We experienced an increase in the medical costs of our self-insured group health plan in fiscal 2011 as compared to fiscal 2010. This is primarily a result of an increase in the number of medical claims filed by participants which is driven by increased associate participation in the plan. The number of medical claims filed increased 6.5% in fiscal 2011 as compared to fiscal 2010. The average cost per claim remained approximately the same in fiscal 2011 as compared to fiscal 2010. The number of medical claims filed increased 6.9% in fiscal 2010 as compared to fiscal 2009. In addition, the average cost per claim increased by

9.8% in fiscal 2010 as compared to fiscal 2009. While it is uncertain as to whether the medical costs will continue to increase in fiscal 2012, medical cost inflation continues to rise as does the size of our insured population.

Freight costs represented approximately 15.6%, 15.4%, and 15.0% of total operating expenses in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. These costs increased primarily as a result of increased sales volume.

The decrease in operating expenses as a percentage of net sales for fiscal 2011 as compared to fiscal 2010 was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The decrease in operating expenses as a percentage of net sales for fiscal 2010, as compared to fiscal 2009, was primarily a result of the allocation of fixed expenses over a larger revenue base, productivity gains, and the Company’s cost containment initiatives.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Income from Operations	$349,765	$241,819	44.6%	$241,819	$204,718	18.1%
Percentage of Net Sales	17.3%	14.3%		14.3%	13.7%

Income from operations for fiscal 2011 was $349.8 million, an increase of $107.9 million, or 44.6% compared to fiscal 2010, and as a percentage of net sales, increased to 17.3% in fiscal 2011 from 14.3% in fiscal 2010. The dollar increase in income from operations for fiscal 2011 was primarily attributable to the increase in net sales and gross margins, offset in part by the increase in operating expenses as described above. For fiscal 2011 compared to fiscal 2010, income from operations as a percentage of net sales increased due to productivity gains, the distribution of expenses over a larger revenue base, in addition to the increase in the gross margin percentage.

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

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Interest Expense	$(258)	$(1,140)	(77.4%)	$(1,140)	$(3,629)	(68.6%)

The decrease in interest expense for fiscal 2011 compared to fiscal 2010 was primarily due to lower average loan balances resulting from the pay down of the outstanding balance on the revolving credit line commitment in fiscal 2010 and the payment of the final installment on the outstanding term loan in the second quarter of fiscal 2011.

The decrease in interest expense for fiscal 2010 compared to fiscal 2009 was primarily due to lower average balances. The decrease in the average loan balance is a result of the paydown of the outstanding balance on the revolving line commitment during fiscal 2010 and the increased scheduled quarterly principal payments made on the term loan beginning in the fourth quarter of fiscal 2009.

The Company did not have any outstanding borrowings as of August 27, 2011 and the outstanding borrowings were $39.4 million at August 28, 2010.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$130,544	$90,455	44.3%	$90,455	$76,818	17.8%
Effective Tax Rate	37.4%	37.6%		37.6%	38.0%

Our fiscal 2011 effective tax rate was 37.4% compared to 37.6% in fiscal 2010. Our fiscal 2010 effective tax rate was 37.6% compared to 38.0% in fiscal 2009. These fluctuations resulted from changes in the tax laws and regulations in the various jurisdictions in which we operate.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 27, 2011	August 28, 2010	Percentage Change	August 28, 2010	August 29, 2009	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$218,786	$150,373	45.5%	$150,373	$125,122	20.2%
Diluted Earnings Per Share	$3.43	$2.37	44.7%	$2.37	$1.99	19.1%

The results which affected net income and diluted earnings per share for fiscal 2011 and fiscal 2010 as compared to prior periods have been discussed above. We repurchased approximately 1.2 million shares of our Class A common stock in the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

As of August 27, 2011, we held $96.0 million in cash and cash equivalent funds consisting primarily of money market accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our credit facility, together with cash generated from operations, have been used to fund our working capital needs, repurchase shares of our Class A common stock, and pay dividends. At August 27, 2011, we did not have any borrowings outstanding, as compared to $39.4 million at August 28, 2010.

On June 8, 2011, we entered into a new $200.0 million unsecured credit facility (“Credit Facility”). We have the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016. Our old credit facility matured on June 8, 2011, and was terminated at maturity in accordance with its terms.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio.

We are required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fees ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. At August 27, 2011, the Company is in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the fiscal years ended August 27, 2011 and August 28, 2010 was $210.0 million and $149.9 million, respectively. The increase of approximately $60.1 million in net cash provided from operations resulted primarily from an increase in net income and a smaller increase in the change in accounts receivable, partially offset by a smaller increase in the change in accounts payable and accrued liabilities over the prior fiscal year. The smaller increase in the change in accounts receivable over the prior fiscal year resulted from the overall stabilization of the U.S. economy in fiscal 2011, partially offset by increased sales. The smaller increase in the change in accounts payable and accrued liabilities over the prior fiscal year is a result of the Company not paying out its fiscal 2009 incentive compensation. There was a larger increase in the incentive accrual in fiscal 2010.

Net cash provided by operating activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $149.9 million and $285.4 million, respectively. The decrease of approximately $135.5 million in net cash provided from operations resulted primarily from increases in inventory levels and accounts receivable, offset by increases in accounts payable and accrued liabilities and net income. This is a result of the increase in net sales.

Working capital was $586.2 million at August 27, 2011, compared to $486.3 million at August 28, 2010. At these dates, the ratio of current assets to current liabilities was 4.4 and 3.6, respectively. The increase in working capital and the current ratio is primarily related to increases in accounts receivable and inventories as a result of increased net sales, and the repayment of the Company’s debt during fiscal years 2011 and 2010.

Net cash used in investing activities for the fiscal years ended August 27, 2011 and August 28, 2010 was $54.4 million and $30.3 million, respectively. The increase of approximately $24.1 million in net cash used in investing activities resulted primarily from cash used in two business acquisitions. The purchase of property, plant, and equipment in fiscal 2011 was primarily due to investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in investing activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $30.3 million and $22.3 million, respectively. The increase of approximately $8.0 million resulted primarily from the increase in expenditures for property, plant and equipment in fiscal 2010. The purchase of property, plant, and equipment in fiscal 2010 was primarily due to investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in financing activities for the fiscal years ended August 27, 2011 and August 28, 2010 was $180.8 million and $223.9 million, respectively, a decrease of $43.1 million. In fiscal 2010, the Company paid down its outstanding balance on the revolving credit line commitments of $95.0 million. This was partially offset by the Company’s special cash dividend payment made in November 2010 of approximately $63.3 million.

Net cash used in financing activities for the fiscal years ended August 28, 2010 and August 29, 2009 was $223.9 million and $80.3 million, respectively, an increase of $143.6 million. This increase in fiscal 2010 was primarily attributable to the paydown of the outstanding balance on the revolving credit line commitments of $95.0 million and the increase in the repurchase of shares of Class A common stock of approximately $47.0 million.

Our Board of Directors has established the MSC stock repurchase plan (the “Plan”), and the total number of shares of Class A common stock initially authorized for future repurchase was set at 5.0 million shares. On January 8, 2008, when the remaining shares available to be repurchased under the Plan were approximately 1.9 million shares, our Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7.0 million shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We repurchased approximately 1.2 million shares of our Class A common stock in the open market for approximately $66.6 million in fiscal 2011. We repurchased approximately 0.9 million shares of our Class A common stock in the open market for approximately $46.0 million in fiscal 2010. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 53,000 and 61,000 shares of treasury stock during fiscal 2011 and fiscal 2010, respectively, to fund our associate stock purchase plan. On October 21, 2011, our Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5.0 million shares.

On July 10, 2003, the Board of Directors instituted a policy of paying regular quarterly cash dividends to shareholders. This policy is reviewed periodically by our Board of Directors. We paid dividends to shareholders totaling $119.6 million and $51.7 million, in fiscal 2011 and fiscal 2010, respectively. Fiscal 2011 included a special dividend of $1.00 per share paid on November 16, 2010.

On October 21, 2011, our Board of Directors declared a dividend of $0.25 per share payable on November 18, 2011 to shareholders of record at the close of business on November 4, 2011. The dividend will result in a payout of approximately $15.7 million, based on the number of shares outstanding at October 21, 2011.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, and building and leasehold improvements. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in fiscal 2011 and fiscal 2010, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in fiscal 2011 we completed business acquisitions in the amount of approximately $28.9 million, returned $119.3 million to shareholders in the form of dividends, made scheduled repayments of $39.4 million of our debt, and repurchased $69.3 million of our common stock. We believe based on our current business plan that our existing cash, cash equivalents, funds available under the revolving credit line commitment, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Contractual Obligations

We were affiliated with two real estate entities (together, the “Affiliates”), which leased property to us as of August 28, 2010. The Affiliates are owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind, and by their family related trusts). Effective November 1, 2010, we relocated from the branch office owned by one of our Affiliates and currently lease only our Atlanta Customer Fulfillment Center from an Affiliate. We paid rent under operating leases to the Affiliates of approximately $2.2 million, $2.3 million, and $2.3 million for fiscal years 2011, 2010, and 2009, respectively, in connection with our occupancy of our Atlanta Customer Fulfillment Center and one branch office located in Pawtucket, Rhode Island. In the opinion of our management, based on its market research, the leases with Affiliates are on terms which approximated fair market value at their inception.

The following table summarizes our contractual obligations at August 27, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$45,534	$14,841	$22,757	$7,062	$874
Operating lease obligations with Affiliates(1)	45,909	2,258	4,589	4,664	34,398
Total operating leases	$91,443	$17,099	$27,346	$11,726	$35,272

(1)	Certain of our operations are conducted on leased premises, one of which is leased from an Affiliate, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2015.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2011, 2010 and 2009, actual results did not vary materially from estimated amounts.

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

Goodwill and Indefinite Lived Intangible Assets

The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure. Our tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. The Company determines fair value in accordance with ASC Topic 820 which requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time. Any change in the required reserve balance is reflected in the current period’s results of operations. We believe our estimates are reasonable based on the information currently available and our methodology used to estimate these reserves has been consistently applied. We have had no material adjustments based on our historical experience in fiscal years 2011, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in our third quarter of fiscal 2012.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect this accounting standard update to have a material impact on its Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

On June 8, 2011, the Company entered into a new $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016. The Company’s old credit facility matured on June 8, 2011, and was terminated at maturity in accordance with its terms.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. At August 27, 2011, the Company is in compliance with the operating and financial covenants of the Credit Facility. As of August 27, 2011, the Company did not have any borrowings outstanding under the Credit Facility.

Under our old credit facility, which expired on June 8, 2011, the Company had a $150.0 million revolving credit line commitment, of which there were no borrowings outstanding as of August 28, 2010. The Company paid down its $95.0 million outstanding balance in April 2010. At August 28, 2010, under the Company’s old credit facility, we had term loan borrowings outstanding $39.2 million. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%.

If we borrow under our Credit Facility, we are subject to fluctuations in the interest rate which will have a corresponding effect on our interest expense. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents.

The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Risks

Approximately 97% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. To the extent that we engage in more significant international sales in the future, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of August 27, 2011 and August 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 27, 2011 and August 28, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the accompanying consolidated financial statements, on August 30, 2009, the Company adopted accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 26, 2011

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 27, 2011	August 28, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,959	$121,191
Accounts receivable, net of allowance for doubtful accounts of $6,184 and $5,489, respectively	266,545	221,013
Inventories	344,854	285,985
Prepaid expenses and other current assets	22,545	20,498
Deferred income taxes	28,531	27,849
Total current assets	758,434	676,536
Property, plant and equipment, net	148,813	143,609
Goodwill	277,431	271,765
Identifiable intangibles, net	48,308	48,751
Other assets	11,437	12,662
Total assets	$1,244,423	$1,153,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term notes payable	$—	$39,361
Accounts payable	95,538	81,220
Accrued liabilities	76,664	69,704
Total current liabilities	172,202	190,285
Deferred income taxes and tax uncertainties	79,109	63,158
Total liabilities	251,311	253,443
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 51,123,180 and 48,380,376 shares issued, 46,400,474 and 44,851,997 shares outstanding, respectively	51	48
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,400,474 and 17,925,474 shares issued and outstanding, respectively	16	18
Additional paid-in capital	439,035	378,315
Retained earnings	775,149	675,968
Accumulated other comprehensive loss	(2,085)	(2,660)
Class A treasury stock, at cost, 4,722,706 and 3,528,379 shares, respectively	(219,054)	(151,809)
Total shareholders’ equity	993,112	899,880
Total liabilities and shareholders’ equity	$1,244,423	$1,153,323

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)	August 29, 2009 (52 weeks)
NET SALES	$2,021,792	$1,692,041	$1,489,518
COST OF GOODS SOLD	1,080,867	925,102	801,673
Gross profit	940,925	766,939	687,845
OPERATING EXPENSES	591,160	525,120	483,127
Income from operations	349,765	241,819	204,718
OTHER (EXPENSE) INCOME:
Interest expense	(258)	(1,140)	(3,629)
Interest income	58	165	820
Other (expense) income, net	(235)	(16)	31
Total other expense	(435)	(991)	(2,778)
Income before provision for income taxes	349,330	240,828	201,940
Provision for income taxes	130,544	90,455	76,818
Net income	$218,786	$150,373	$125,122
PER SHARE INFORMATION:
Net income per common share:
Basic	$3.45	$2.39	$2.01
Diluted	$3.43	$2.37	$1.99
Weighted average shares used in computing net income per common share:
Basic	62,902	62,438	61,798
Diluted	63,324	62,930	62,362

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 27, 2011, AUGUST 28, 2010, AND AUGUST 29, 2009
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at cost	Total
BALANCE, August 30, 2008	59,320	$59	18,390	$18	$431,330	$758,347	$(676)	15,680	$(477,466)	$711,612
Exercise of common stock options, including income tax benefits of $1,608	364	1	—	—	7,730	—	—	—	—	7,731
Common stock issued under associate stock purchase plan	—	—	—	—	804	—	—	(79)	1,840	2,644
Grant of restricted common stock, net of cancellation	199	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,904	—	—	—	—	10,904
Purchase of treasury stock	—	—	—	—	—	—	—	34	(1,206)	(1,206)
Retirement of treasury stock	(13,014)	(13)	—	—	(114,676)	(256,269)	—	(13,014)	370,958	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(35,167)	—	—	—	(35,167)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,712)	—	—	—	(14,712)
Net income	—	—	—	—	—	125,122	—	—	—	125,122
Cumulative translation adjustment	—	—	—	—	—	—	(1,392)	—	—	(1,392)
Comprehensive income										123,730
BALANCE, August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	465	—	(465)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,607	877	1	—	—	28,409	—	—	—	—	28,410
Common stock issued under associate stock purchase plan	—	—	—	—	289	—	—	(61)	2,309	2,598
Grant of restricted common stock, net of cancellation	169	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,525	—	—	—	—	13,525
Purchase of treasury stock	—	—	—	—	—	—	—	968	(48,244)	(48,244)
Cash dividends paid on Class A common stock	—	—	—	—	—	(36,730)	—	—	—	(36,730)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,996)	—	—	—	(14,996)
Net income	—	—	—	—	—	150,373	—	—	—	150,373
Cumulative translation adjustment	—	—	—	—	—	—	(592)	—	—	(592)
Comprehensive income										149,781
BALANCE, August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	1,525	2	(1,525)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $6,973.	1,060	1	—	—	44,655	—	—	—	—	44,656
Common stock issued under associate stock purchase plan	—	—	—	—	949	—	—	(53)	2,034	2,983
Grant of restricted common stock, net of cancellation	158	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,768	—	—	—	—	14,768
Purchase of treasury stock	—	—	—	—	—	—	—	1,248	(69,279)	(69,279)
Cash dividends paid on Class A common stock	—	—	—	—	—	(86,234)	—	—	—	(86,234)
Cash dividends paid on Class B common stock	—	—	—	—	—	(33,023)	—	—	—	(33,023)
Issuance of dividend equivalent units	—	—	—	—	348	(348)	—	—	—	—
Net income	—	—	—	—	—	218,786	—	—	—	218,786
Cumulative translation adjustment	—	—	—	—	—	—	575	—	—	575
Comprehensive income										219,361
BALANCE, August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 27, 2011, AUGUST 28, 2010 AND AUGUST 29, 2009
(In thousands)

	For The Fiscal Years Ended
	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)	August 29, 2009 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,786	$150,373	$125,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,159	26,049	26,950
Stock-based compensation	14,768	13,525	10,904
Loss on disposal of property, plant and equipment	116	18	—
Provision for doubtful accounts	2,733	1,892	4,247
Deferred income taxes and tax uncertainties	15,270	6,456	4,389
Excess tax benefits from stock-based compensation	(7,356)	(4,774)	(1,782)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(38,304)	(57,884)	45,877
Inventories	(46,895)	(39,748)	72,868
Prepaid expenses and other current assets	(1,782)	(3,359)	1,932
Other assets	2,019	2,126	263
Accounts payable and accrued liabilities	21,448	55,183	(5,322)
Total adjustments	(8,824)	(516)	160,326
Net cash provided by operating activities	209,962	149,857	285,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(25,479)	(30,304)	(22,740)
Cash used in business acquisitions, net of cash received	(28,948)	—	—
Proceeds from sale of property, plant and equipment	—	—	448
Net cash used in investing activities	(54,427)	(30,304)	(22,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(69,279)	(48,244)	(1,206)
Payment of cash dividends	(119,257)	(51,726)	(49,879)
Excess tax benefits from stock-based compensation	7,356	4,774	1,782
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,983	2,598	2,644
Proceeds from exercise of Class A common stock options	37,683	22,803	6,123
Borrowings under the revolving credit line commitment from credit facility	—	—	4,000
Paydown of the revolving credit line commitment from credit facility	—	(95,000)	—
Credit facility financing costs	(938)	—	—
Repayments of notes payable under the credit facility and other notes	(39,361)	(59,109)	(43,729)
Net cash used in financing activities	(180,813)	(223,904)	(80,265)
Effect of foreign exchange rate changes on cash and cash equivalents	46	(30)	(162)
Net (decrease) increase in cash and cash equivalents	(25,232)	(104,381)	182,729
CASH AND CASH EQUIVALENTS, beginning of year	121,191	225,572	42,843
CASH AND CASH EQUIVALENTS, end of year	$95,959	$121,191	$225,572
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$109,001	$77,682	$65,911
Cash paid during the year for interest	$93	$1,030	$4,044

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with headquarters in Melville, New York. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 105 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on a Saturday close to August 31. The financial statements for fiscal years 2011, 2010 and 2009 contain activity for 52 weeks. Fiscal year 2012 will be a 53 week period with the extra week occurring in the Company’s fiscal fourth quarter.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 320,000 active customer accounts at August 27, 2011. The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

The Company’s cash and cash equivalents include deposits with commercial banks and investments in money market funds. The Company maintains the majority of its cash and invests its cash equivalents with high quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the United States financial systems could limit access to funds and/or result in a loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.

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

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of our slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type while considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence, and are eligible for return under various supplier return programs.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for leasehold improvements and buildings and three to fifteen years for furniture, fixtures, and equipment.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment using the two-step process in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit were to exceed its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit’s goodwill with its carrying

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

amount to measure the amount of impairment loss, if any. Goodwill increased $5,666 in fiscal 2011, related to the acquisitions of Rutland Tool & Supply Co. (“Rutland”) and American Tool Supply, Inc. and its affiliate (“ATS”). Based on the impairment tests performed, there was no impairment of goodwill or intangible assets that have indefinite lives for fiscal years 2011, 2010 and 2009.

The components of the Company’s other intangible assets for the fiscal years ended August 27, 2011 and August 28, 2010 are as follows:

	Weighted Average Useful Life (in years)	For the Fiscal Years Ended
		August 27, 2011		August 28, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5 – 10	$56,460	$(26,711)	$50,300	$(21,377)
Non-Compete Agreements	2	360	(23)	—	—
Contract Rights	10	23,100	(12,127)	23,100	(9,818)
Trademark	2	360	(23)	—	—
Trademarks and License Agreement	Indefinite	6,912	—	6,546	—
Total		$87,192	$(38,884)	$79,946	$(31,195)

The Company recorded approximately $346 and $325 of intangible assets in fiscal years 2011 and 2010, respectively, relating to the registration and application of new trademarks. Amortization expense of the Company’s intangible assets was $7,689, $7,340, and $7,340 for the fiscal years ended 2011, 2010, and 2009, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2012	$8,932
2013	8,887
2014	8,572
2015	8,572
2016	6,434

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets, property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2011, 2010 and 2009.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($8,786 and $11,024 at August 27, 2011 and August 28, 2010, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $14,219, $17,193 and $22,225 for the fiscal years ended 2011, 2010, and 2009, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $92,442, $80,854, and $72,571 for the fiscal years ended 2011, 2010, and 2009, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal 2011, 2010 and 2009 was approximately $37,429, $34,318, and $30,897, respectively.

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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2011, 2010 and 2009 were $5,900, $6,253 and $5,342, respectively. Tax benefits related to this expense for fiscal 2011, 2010 and 2009 were $2,156, $2,318 and $1,959, respectively. The tax benefit recorded for the stock-based option expense was at a lower rate than the Company’s current effective tax rate in fiscal years 2009 because a portion of the options were Incentive Stock Options (“ISO”). No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. The Company has not granted any ISO options since March 2004. Instead, the Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

The stock-based compensation expense related to unvested restricted stock awards included in operating expenses was $7,053, $7,272 and $5,562 for the fiscal years 2011, 2010, and 2009 respectively. The stock-based compensation expense related to a restricted stock unit award included in operating expenses was $1,815 for fiscal 2011.

Related Party Transactions

The Company is currently affiliated with one real estate entity (the “Affiliate”). The Affiliate is owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind). The Company leases a customer fulfillment center located near Atlanta, Georgia from its Affiliate. Monthly rental payments range from approximately $188 to $218 over the remaining lease term. See Note 12 for a discussion of leases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s debt, the majority of which is carried at a variable rate of interest, is estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 27, 2011 and August 28, 2010.

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

Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	For the Fiscal Years Ended
	August 27, 2011	August 28, 2010	August 29, 2009
Net income, as reported	$218,786	$150,373	$125,122
Cumulative foreign currency translation adjustment	575	(592)	(1,392)
Comprehensive income	$219,361	$149,781	$123,730

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $8,272 and $8,500 as of August 27, 2011 and August 28, 2010, respectively.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) branch are not significant to the Company’s total operations, and for fiscal 2011, the U.K. operations represented less than 3% of the Company’s consolidated net sales. Net sales for the U.K. operations were $49,335 in fiscal 2011 and $37,710 in fiscal 2010.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in our third quarter of fiscal 2012.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect this accounting standard update to have a material impact on its Consolidated Financial Statements.

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

As of August 27, 2011 and August 28, 2010, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $19,825 and $87,389, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, accrued liabilities and short-term debt. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of August 27, 2011 and August 28, 2010 due to the short-term maturity of these items.

On August 30, 2009, the Company adopted the remaining provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for all non-financial assets and liabilities measured on a non-recurring basis. During the fiscal years ended August 27, 2011 and August 28, 2010, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued amendments to Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”), which the Company adopted at the beginning of its 2010 fiscal year. The Company’s non-vested restricted share awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common stock shares and participating securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

4. NET INCOME PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, respectively:

	For the Fiscal Years Ended
	August 27, 2011	August 28, 2010	August 29, 2009
Net income as reported	$218,786	$150,373	$125,122
Less: Distributed net income available to participating securities	(932)	(411)	(371)
Less: Undistributed net income available to participating securities	(948)	(960)	(681)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$216,906	$149,002	$124,070
Add: Undistributed net income allocated to participating securities	948	960	681
Less: Undistributed net income reallocated to participating securities	(942)	(953)	(675)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$216,912	$149,009	$124,076
Denominator:
Weighted average shares outstanding for basic net income per share	62,902	62,438	61,798
Effect of dilutive securities	422	492	564
Weighted average shares outstanding for diluted net income per share	63,324	62,930	62,362
Net income per share Two-Class Method:
Basic	$3.45	$2.39	$2.01
Diluted	$3.43	$2.37	$1.99

Antidilutive stock options (5, 0, and 1,414 shares at August 27, 2011, August 28, 2010 and August 29, 2009, respectively) were not included in the computation of diluted earnings per share.

5. BUSINESS COMBINATIONS

On December 10, 2010, the Company acquired certain assets and assumed certain liabilities of Rutland Tool & Supply Co. (“Rutland”), a subsidiary of Lawson Products, Inc. Rutland markets and distributes a broad range of industrial tools, cutting tools, abrasives, machinery, precision instrument supplies, safety products and other MRO related supplies. The acquisition adds to the Company’s presence in the West Coast region and broadens the customer base the Company services.

On July 18, 2011, the Company also acquired 100% of the shares of American Tool Supply, Inc. (“ATS”) and its affiliate, American Specialty Grinding Co., Inc. (“ASG”). ATS provides customers with a full line of metalworking supplies and an experienced metalworking sales team. ASG specializes in custom made tools and re-sharpening services. The acquisition enhances the Company’s presence in the northeast region and broadens the Company’s products and services to special-make tools and re-sharpening services.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

5. BUSINESS COMBINATIONS  – (continued)

These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The total purchase consideration, net of approximately $942 of cash acquired, aggregating $28,948, related to the Company’s business combinations completed during fiscal 2011. The Company recorded a post-closing working capital adjustment in the amount of $1,246, which was recorded to goodwill as of August 27, 2011 and was paid by the Company in October 2011. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. Acquisition-related expenses related to these acquisitions totaled $3,548 and have been recorded as operating expenses in the Company’s consolidated statement of income for the fiscal year ended August 27, 2011.

The estimated purchase price allocations are summarized in the following table:

Aggregate Acquisitions
Cash	$942
Inventory	11,582
Accounts Receivable	9,531
Intangible Assets	6,900
Goodwill	5,666
Property, Plant and Equipment	1,090
Other Assets	513
Total Assets Acquired	$36,224
Total Liabilities Assumed	5,088
Net Assets Acquired	$31,136

The identifiable intangibles acquired consisted primarily of customer relationships. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the businesses acquired and the expected synergies. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be significant.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 27, 2011	August 28, 2010
Land	—	$11,555	$11,527
Building and improvements	40	80,019	79,228
Leasehold improvements	The lesser of lease term or 31.5	5,420	5,056
Furniture, fixtures and equipment	3 – 15	134,318	120,794
Automobiles	5	548	359
Computer systems, equipment and software	3 – 5	118,155	110,650
		350,015	327,614
Less: accumulated depreciation and amortization		201,202	184,005
Total		$148,813	$143,609

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $1,015 and $1,057 at August 27, 2011 and August 28, 2010, respectively.

Depreciation expense was $21,470, $18,709 and $19,610 for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009, respectively.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 27, 2011	August 28, 2010	August 29, 2009
Current:
Federal	$99,034	$74,917	$63,190
State and local	15,986	10,916	10,343
	115,020	85,833	73,533
Deferred:
Federal	15,385	4,303	3,348
State and local	139	319	(63)
	15,524	4,622	3,285
Total	$130,544	$90,455	$76,818

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

7. INCOME TAXES  – (continued)

Significant components of deferred tax assets and liabilities are as follows:

	August 27, 2011	August 28, 2010
Deferred tax liabilities:
Depreciation	$(37,544)	$(26,314)
Deferred catalog costs	(2,435)	(3,040)
Goodwill	(30,216)	(24,635)
	(70,195)	(53,989)
Deferred tax assets:
Accounts receivable	1,753	1,488
Inventory	5,589	5,067
Deferred compensation	1,061	1,501
Stock based compensation	9,129	10,086
Intangible amortization	5,037	4,049
Other	5,962	5,658
	28,531	27,849
Net Deferred Tax Liabilities	$(41,664)	$(26,140)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 27, 2011	August 28, 2010	August 29, 2009
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.8	2.8	3.1
Other, net	(0.4)	(0.2)	(0.1)
Effective income tax rate	37.4%	37.6%	38.0%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2011 and 2010 were as follows:

	August 27, 2011	August 28, 2010
Beginning Balance	$10,836	$8,341
Additions for tax positions relating to current year	2,679	2,861
Additions for tax positions relating to prior years	1,064	1,020
Reductions for tax positions relating to prior years	(663)	—
Lapse of statute of limitations	(2,523)	(1,386)
Ending Balance	$11,393	$10,836

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal 2011 and 2010 provisions include interest and penalties of ($26) and $67, respectively. The Company has accrued $642 and $668 for interest and penalties as of August 27, 2011 and August 28, 2010, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations and state jurisdictions through fiscal 2007.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 27, 2011	August 28, 2010
Accrued payroll, bonus and fringe	$44,021	$39,012
Accrued advertising	3,741	4,135
Accrued sales, property and income taxes	10,097	9,539
Accrued other	18,805	17,018
Total accrued liabilities	$76,664	$69,704

9. DEBT

At August 28, 2010, the Company had term loan borrowings outstanding under its term loan facility of $39,187, which expired on June 8, 2011. The final payment was made in December 2010. The borrowing rate in effect for the term loan borrowings at August 28, 2010 was 0.82%. In addition, the Company had a long-term note payable in the amount of $174 to the Pennsylvania Industrial Development Authority as of August 28, 2010.

On June 8, 2011, the Company entered into a new $200,000 unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio.

The Company is required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fees ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. At August 27, 2011, the Company was in compliance with the operating and financial covenants and did not have any borrowings outstanding under the Credit Facility.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (the “Plan”). As of August 27, 2011, the maximum number of shares that may yet be repurchased under the Plan was 885 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2011 and fiscal 2010, the Company repurchased 1,248 shares and 968 shares, respectively, of its Class A common stock for $69,279 and $48,244, respectively, which is reflected at cost as treasury stock in the accompanying consolidated financial statements.

On October 21, 2011, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000 shares.

The Company reissued approximately 53 and 61 shares of treasury stock during fiscal 2011 and fiscal 2010, respectively, to fund the Associate Stock Purchase Plan (Note 11).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 27, 2011, there were no shares of preferred stock issued or outstanding.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 21, 2011, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on November 18, 2011 to shareholders of record at the close of business on November 4, 2011. The dividend will result in a payout of approximately $15,689, based on the number of shares outstanding at October 21, 2011.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. ASSOCIATE BENEFIT PLANS

Stock Compensation Plans

2005 Omnibus Incentive Plan

The Company’s 2005 Omnibus Incentive Plan, which is shareholder-approved and scheduled to terminate on January 3, 2016, was established to grant stock options, restricted stock, performance shares and other equity and performance-based cash compensation awards to its associates for which 6,200 shares of common stock to be issued under the plan have been registered under the Securities Act of 1933, as amended. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.

Stock Options

A summary of the status of the Company’s stock options at August 27, 2011, August 28, 2010 and August 29, 2009 and changes during the fiscal years then ended is presented in the table and narrative below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	2,394	$38.76	2,759	$33.65	2,644	$30.56
Granted	364	54.67	515	44.17	497	38.07
Exercised	(1,060)	35.56	(879)	25.95	(364)	16.81
Cancelled/forfeited	(1)	14.26	(1)	14.45	(18)	42.59
Outstanding – end of year	1,697	44.17	2,394	38.76	2,759	33.65
Exercisable – end of year	584	39.46	1,174	34.42	1,632	27.92
Weighted average fair value of options granted	$14.48		$12.49		$10.05

The total intrinsic value of options exercised during the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009 was $28,520, $22,177, and $8,322, respectively. As of August 27, 2011, the total intrinsic value of options exercisable was $11,402 and the total intrinsic value of options outstanding was $25,170. The unrecognized share-based compensation cost related to stock option expense at August 27, 2011 was $8,973 and will be recognized over a weighted average of 1.65 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Expected life (years)	4.8	4.8	4.8
Risk-free interest rate	1.1%	2.2%	2.7%
Volatility	35.1%	35.2%	30.3%
Dividend yield	1.70%	1.70%	1.40%

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. ASSOCIATE BENEFIT PLANS  – (continued)

The following table summarizes information about stock options outstanding and exercisable at August 27, 2011:

Range of Exercise Prices	Number of Options Outstanding at August 27, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 27, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$14.50 – $28.30	95	2.0	$23.08	$3,421	95	2.0	$23.08	$3,421
28.31 – 37.45	67	1.3	37.28	1,462	67	1.3	37.28	1,462
37.46 – 42.78	476	3.6	39.27	9,377	227	3.0	40.58	4,173
42.79 – 65.76	1,059	5.0	48.71	10,910	195	3.8	46.94	2,346
	1,697	4.3	$44.17	$25,170	584	2.9	$39.46	$11,402

Restricted Stock Awards

A summary of the activity of the unvested restricted stock awards granted under the Company’s 1995 Restricted Stock Plan and 2005 Omnibus Incentive Plan for the fiscal year ended August 27, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at August 28, 2010	598	$42.60
Granted	177	56.83
Vested	(138)	44.49
Forfeited/Cancelled	(19)	45.09
Nonvested at August 27, 2011	618	$46.18

The fair value of shares vested during the fiscal year ended August 27, 2011 and August 28, 2010 was $6,154 and $5,146, respectively.

The unrecognized compensation cost related to the unvested restricted shares at August 27, 2011 is $16,219 and will be recognized over a weighted-average period of 2.25 years.

Restricted Stock Units

On October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to the Company’s President and Chief Executive Officer. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the fiscal year ended August 27, 2011, non-vested restricted stock units (including dividend equivalents) covering 189 shares were granted and remain outstanding with a weighted-average grant date fair value of $54.68 per share. The unrecognized compensation cost related to the RSUs at August 27, 2011 was $8,185 and is expected to be recognized over a period of 4.05 years.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. ASSOCIATE BENEFIT PLANS  – (continued)

Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of August 27, 2011, approximately 265 shares remain reserved for issuance under this plan. Associates purchased approximately 53 and 61 shares of common stock during fiscal 2011 and 2010 at an average per share price of $55.70 and $42.74, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2011, 2010, and 2009, the Company contributed $4,036, $860 and $2,345, respectively, to the plan. The Company contributions are discretionary. Effective with compensation paid on or after March 29, 2009, the Company temporarily suspended its employer matching contributions to eligible participants and reinstated its matching contribution as of May 23, 2010.

12. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, one of which is leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, and Marjorie Gershwind, Mr. Jacobson’s sister. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2015. At August 27, 2011, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2012	$17,099	$2,258
2013	14,842	2,293
2014	12,504	2,296
2015	7,626	2,314
2016	4,100	2,350
Thereafter	35,272	34,398
Total	$91,443	$45,909

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2011, 2010 and 2009 was approximately $10,716, $9,646 and $9,694, respectively, including approximately $2,247, $2,310 and $2,301, respectively, paid to related parties.

In the opinion of the Company’s management, the lease with related parties is on terms which approximate fair market value.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

13. LEGAL PROCEEDINGS

There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 27, 2011				Fiscal Year Ended August 28, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$472,827	$483,362	$532,366	$533,237	$384,817	$395,482	$450,381	$461,361
Gross profit	217,693	226,299	251,562	245,371	175,699	179,035	204,882	207,323
Income from operations	77,150	80,598	98,134	93,883	51,022	49,890	70,401	70,506
Net income	47,560	49,689	62,086	59,451	31,420	30,649	44,247	44,057
Net income per share:
Basic	0.75	0.78	0.97	0.93	0.50	0.49	0.70	0.70
Diluted	0.75	0.78	0.97	0.93	0.50	0.48	0.69	0.70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 27, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 27, 2011, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 27, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 27, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 27, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 27, 2011 and August 28, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2011 of the Company and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 26, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2012, or the 2011 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance — Compensation Committee” and “Compensation Committee Report” in the 2011 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2011 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 34 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 27, 2011.

Page
Schedule II – Valuation and Qualifying Accounts	S-1

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

MSC Industrial Direct Co., Inc.
By: /s/ David Sandler David Sandler Chief Executive Officer (Principal Executive Officer)
Dated: October 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitchell Jacobson Mitchell Jacobson	Chairman of the Board of Directors	October 26, 2011
/s/ David Sandler David Sandler	Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2011
/s/ Erik Gershwind Erik Gershwind	President, Chief Operating Officer and Director	October 26, 2011
/s/ Jeffrey Kaczka Jeffrey Kaczka	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 26, 2011
/s/ Jonathan byrnes Jonathan Byrnes	Director	October 26, 2011
/s/ Roger Fradin Roger Fradin	Director	October 26, 2011
/s/ Louise Goeser Louise Goeser	Director	October 26, 2011
/s/ Denis Kelly Denis Kelly	Director	October 26, 2011
/s/ Philip Peller Philip Peller	Director	October 26, 2011

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 29, 2009
Allowance for doubtful accounts(1)	$6,002	$4,247	$—	$4,386	(2)	$5,863
Deducted from asset accounts:
For the fiscal year ended August 28, 2010
Allowance for doubtful accounts(1)	$5,863	$1,892	$—	$2,266	(2)	$5,489
Deducted from asset accounts:
For the fiscal year ended August 27, 2011
Allowance for doubtful accounts(1)	$5,489	$2,733	$—	$2,038	(2)	$6,184

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006).
3.01	Certificate of Incorporation of the Registrant.*
3.02	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2007).
4.01	Specimen Class A Common Stock Certificate.*
10.01	Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.02	Amendment No. 1 to the Registrant’s 1995 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2005, filed with the Commission on December 3, 2004).†
10.03	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001).†
10.04	Amendment No. 1 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003).†
10.05	Amendment No. 2 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006).†
10.06	Amended and Restated Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated as of December 27, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.07	Amended and Restated Agreement by and between the Registrant and Shelley Boxer, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.08	Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.09	Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.10	Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.11	Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006).†
10.12	Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 31, 2007).†

Exhibit No.	Description
10.13	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.14	First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.15	Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.16	Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.17	Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.18	Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008).
10.19	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 28, 2008).†
10.20	Amendment to Change in Control Agreement by and between the Registrant and Charles A. Boehlke, Jr., dated December 20, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.21	Amendment to Change in Control Agreement by and between the Registrant and Shelley Boxer, dated December 18, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.22	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.23	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.24	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.25	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009).†
10.26	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 13, 2009).†
10.27	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010).†

Exhibit No.	Description
10.28	Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010).†
10.29	Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010).†
10.30	Summary of Outside Directors’ Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011).†
10.31	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 2011).†
10.32	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011).†
10.33	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011).†
10.34	Jeffrey Kaczka Offer Letter, effective March 29, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011).†
10.35	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011).†
10.36	Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011).†
10.37	Credit Agreement, dated as of June 8, 2011, by and among MSC Industrial Direct Co., Inc., the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2011).
10.38	Summary of Charles Boehlke Compensation Arrangement (incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on June 30, 2011).†
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Scheme Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.