Form 10-Q
period 2011-11-26
MSC INDUSTRIAL DIRECT CO INC
filed 2012-01-05
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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

As of December 29, 2011, 46,800,506 shares of Class A common stock and 16,300,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 27, 2011. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	November 26, 2011	August 27, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$128,234	$95,959
Accounts receivable, net of allowance for doubtful accounts of $7,434 and $6,184, respectively	269,872	266,545
Inventories	360,532	344,854
Prepaid expenses and other current assets	26,292	22,545
Deferred income taxes	27,135	28,531
Total current assets	812,065	758,434
Property, plant and equipment, net	154,898	148,813
Goodwill	277,431	277,431
Identifiable intangibles, net	46,106	48,308
Other assets	9,402	11,437
Total assets	$1,299,902	$1,244,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease and financing obligations	$1,279	$—
Accounts payable	88,309	95,538
Accrued liabilities	74,772	76,664
Total current liabilities	164,360	172,202
Capital lease obligations, net of current maturities	2,789	—
Deferred income taxes and tax uncertainties	81,907	79,109
Total liabilities	249,056	251,311
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 51,583,553 and 51,123,180 shares issued, respectively	52	51
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,300,474 and 16,400,474 shares issued and outstanding, respectively	16	16
Additional paid-in capital	456,287	439,035
Retained earnings	819,193	775,149
Accumulated other comprehensive loss	(2,777)	(2,085)
Class A treasury stock, at cost, 4,761,999 and 4,722,706 shares, respectively	(221,925)	(219,054)
Total shareholders’ equity	1,050,846	993,112
Total liabilities and shareholders’ equity	$1,299,902	$1,244,423

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010
Net sales	$545,703	$472,827
Cost of goods sold	293,570	255,134
Gross profit	252,133	217,693
Operating expenses	155,309	140,543
Income from operations	96,824	77,150
Other (expense) income:
Interest expense	(46)	(99)
Interest income	50	25
Other expense, net	(4)	(31)
Total other expense	—	(105)
Income before provision for income taxes	96,824	77,045
Provision for income taxes	36,987	29,485
Net income	$59,837	$47,560
Per share information:
Net income per common share:
Basic	$0.95	$0.75
Diluted	$0.95	$0.75
Weighted average shares used in computing net income per common share:
Basic	62,285	62,370
Diluted	62,627	62,795
Cash dividend declared per common share	$0.25	$1.22

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Thirteen Weeks Ended November 26, 2011
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $2,532	248	1	—	—	13,098	—	—	—	—	13,099
Common stock issued under associate stock purchase plan	—	—	—	—	279	—	—	(12)	460	739
Grant of restricted common stock, net of cancellations	113	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,828	—	—	—	—	3,828
Purchase of treasury stock	—	—	—	—	—	—	—	51	(3,331)	(3,331)
Cash dividends paid on Class A common stock	—	—	—	—	—	(11,646)	—	—	—	(11,646)
Cash dividends paid on Class B common stock	—	—	—	—	—	(4,100)	—	—	—	(4,100)
Issuance of dividend equivalent units	—	—	—	—	47	(47)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(692)	—	—	(692)
Net income	—	—	—	—	—	59,837	—	—	—	59,837
Comprehensive income										59,145
Balance at November 26, 2011	51,584	$52	16,300	$16	$456,287	$819,193	$(2,777)	4,762	$(221,925)	$1,050,846

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010
Cash Flows from Operating Activities:
Net income	$59,837	$47,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,823	7,073
Stock-based compensation	3,828	3,613
Loss on disposal of property, plant, and equipment	1	1
Provision for doubtful accounts	1,541	698
Deferred income taxes and tax uncertainties	4,195	3,635
Excess tax benefits from stock-based compensation	(2,784)	(3,651)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(5,442)	(5,097)
Inventories	(16,131)	(13,012)
Prepaid expenses and other current assets	(3,775)	(947)
Other assets	1,942	3,223
Accounts payable and accrued liabilities	(4,843)	(1,170)
Total adjustments	(13,645)	(5,634)
Net cash provided by operating activities	46,192	41,926
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(8,271)	(4,455)
Cash used in business acquisitions, net of cash received	(1,246)	—
Net cash used in investing activities	(9,517)	(4,455)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,331)	(1,865)
Payments of cash dividends	(15,746)	(77,229)
Payments on capital lease and financing obligations	(136)	—
Excess tax benefits from stock-based compensation	2,784	3,651
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	739	694
Proceeds from exercise of Class A common stock options	10,567	17,161
Borrowings under financing obligations	814	—
Repayments of notes payable under the credit facility and other notes	—	(20,543)
Net cash used in financing activities	(4,309)	(78,131)
Effect of foreign exchange rate changes on cash and cash equivalents	(91)	14
Net increase (decrease) in cash and cash equivalents	32,275	(40,646)
Cash and cash equivalents – beginning of period	95,959	121,191
Cash and cash equivalents – end of period	$128,234	$80,545
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,602	$2,994
Cash paid for interest	$—	$68

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended November 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

The Company’s fiscal year ends on a Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2012 fiscal year will be a 53-week accounting period that will end on September 1, 2012 and the 2011 fiscal year was a 52-week accounting period that ended on August 27, 2011.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010
Net income as reported	$59,837	$47,560
Less: Distributed net income available to participating securities	(119)	(621)
Less: Undistributed net income available to participating securities	(418)	—
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$59,300	$46,939
Add: Undistributed net income allocated to participating securities	418	—
Less: Undistributed net income reallocated to participating securities	(416)	—
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$59,302	$46,939
Denominator:
Weighted average shares outstanding for basic net income per share	62,285	62,370
Effect of dilutive securities	342	425
Weighted average shares outstanding for diluted net income per share	62,627	62,795
Net income per share Two-class method:
Basic	$0.95	$0.75
Diluted	$0.95	$0.75

Antidilutive stock options (310 and 0 shares at November 26, 2011 and November 27, 2010, respectively) were not included in the computation of diluted earnings per share.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation  — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,444 and $1,539 for the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 26, 2011 and November 27, 2010 were $526 and $562, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.01%	1.05%
Expected volatility	35.2%	35.1%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirteen weeks ended November 26, 2011 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2011	1,697	$44.17
Granted	308	66.69
Exercised	(248)	42.61
Canceled/Forfeited	(9)	54.20
Outstanding on November 26, 2011	1,748	$48.31	4.64	$25,865
Exercisable on November 26, 2011	791	$41.98	3.39	$16,091

The weighted-average grant-date fair values of the stock options granted for the thirteen week periods ended November 26, 2011 and November 27, 2010 were $17.67 and $14.44, respectively. The total intrinsic value of options exercised during the thirteen week periods ended November 26, 2011 and November 27, 2010 were $6,447 and $13,155, respectively. The unrecognized share-based compensation cost related to stock option expense at November 26, 2011 was $12,796 and will be recognized over a weighted average period of 1.9 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirteen weeks ended November 26, 2011 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 27, 2011	618	$46.18
Granted	117	66.69
Vested	(149)	41.04
Canceled/Forfeited	(4)	50.66
Non-vested restricted share awards at November 26, 2011	582	$51.57

Stock-based compensation expense recognized for the non-vested restricted share awards was $1,855 and $1,847 for the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. The unrecognized compensation cost related to non-vested restricted share awards granted under the Plan at November 26, 2011 was $21,155 and will be recognized over a weighted average period of 2.6 years.

In October 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to the Company’s Chief Executive Officer in connection with an overall approach to succession planning. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The performance condition was satisfied based on fiscal year 2011 performance. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the thirteen-week period ended November 26, 2011, dividend equivalents covering 1 share were granted with a weighted average grant date fair value of $66.05. As of November 26, 2011, there were 190 unvested restricted stock units, with a weighted-average grant date fair value of $54.72 per underlying share.

Stock-based compensation expense recognized for the RSUs was $529 and $227 for the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. The unrecognized compensation cost related to the RSUs at November 26, 2011 was $7,655 and is expected to be recognized over a period of 3.8 years.

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010
Net income as reported	$59,837	$47,560
Cumulative foreign currency translation adjustment	(692)	113
Comprehensive income	$59,145	$47,673

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

As of November 26, 2011 and August 27, 2011, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $41,454 and $19,825 respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of November 26, 2011 and August 27, 2011 due to the short-term maturity of these items. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the thirteen weeks ended November 26, 2011 and November 27, 2010, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt and Capital Lease Obligations

Credit Facility

In June 2011, the Company entered into a $200,000 unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 6. Debt and Capital Lease Obligations  – (continued)

As of November 26, 2011 and August 27, 2011, there were no borrowings outstanding under the Credit Facility. At those dates, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirteen week period ended November 26, 2011, the Company entered into a capital lease and a financing obligation, due in January 2016 and August 2012, respectively, for certain information technology equipment totaling $4,204.

The amount due under all capital leases and financing arrangements at November 26, 2011 was approximately $4,068, of which $1,279 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at November 26, 2011 was approximately $3,933.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $15,746 for the thirteen weeks ended November 26, 2011. For the thirteen weeks ended November 27, 2010, the Company paid cash dividends of $77,229, which consisted of a special cash dividend of $1.00 per share, in addition to its regularly quarterly cash dividend. On December 21, 2011, the Board of Directors declared a dividend of $0.25 per share payable on January 24, 2012 to shareholders of record at the close of business on January 10, 2012. The dividend will result in a payout of approximately $15,775, based on the number of shares outstanding at December 29, 2011.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of November 26, 2011, the maximum number of shares that may yet be repurchased under the Plan was 5,000 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 26, 2011 and November 27, 2010 was minimal.

Note 9. Income Taxes

During the thirteen week period ended November 26, 2011, there were no material changes in unrecognized tax benefits.

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

Note 11. Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, which amends Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity. The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, which amends ASC Topic 350, “Intangibles — Goodwill and Other.” The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and whether it is necessary to perform the current two-step goodwill impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout the United States.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 105 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 15.4% for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year. Our increased sales and overall financial results for the thirteen week period of fiscal 2012, as compared to the same period in fiscal 2011, reflect improved economic and industry conditions, market share gains and greater demand for our products, as well as the execution of our growth strategies, including acquisitions, to increase revenues. We have invested in our business by increasing our sales force, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Our gross profit margin was 46.2% for the thirteen week period ended November 26, 2011, as compared to 46.0% for the same period in the prior fiscal year. The increase in gross margin was primarily driven by increases in pricing implemented during the current fiscal year, partially offset by increases in product costs, and changes in customer and product mix.

Operating expenses increased 10.5% for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses) and acquisition-related operating expenses. The increase in payroll costs is primarily a result of the additional sales associate headcount. The payroll related costs increase for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year, primarily resulted from the increased fringe benefit costs. As a result of the increases in sales and gross profit, our operating margins for the thirteen week period ended November 26, 2011 increased to 17.7% compared to 16.3% for the same period in the prior fiscal year.

We expect operating costs to continue to increase through fiscal 2012, as compared to the same periods in fiscal 2011, due to increased sales volumes, compensation expenses, and fringe benefits costs, in addition to costs associated with our investment programs. We will also continue to opportunistically seek growth investments that will help position us for future expansion. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen week period ended November 26, 2011, including some national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 53.9% for the month of December 2011. We have historically experienced revenue growth during periods where the ISM index is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while inventories are contracting. There still remains uncertainty relating to the current economic environment. The ISM was trending above 60.0% during the first half of calendar year 2011 and dropped below 60.0% in May for the first time in 2011. However, the trend has recently stabilized into a range above 50.0%, which is indicative of future growth. Sales to government agencies continue to be constrained by the government spending environment. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Net Sales	$545,703	$472,827	15.4%

Net sales increased 15.4%, or approximately $73 million for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year. We estimate that this increase is comprised of an increase in our Large Account Customer programs of approximately $10 million and an increase in our remaining business of approximately $63 million. Of the above $73 million increase in net sales, approximately $43 million is volume related, including the impact of the acquisition of Rutland Tool & Supply Co. in December 2010, which is not currently identifiable, as it has been fully integrated, approximately $12 million is related to the acquisition of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc., and the remaining $18 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2012 vs. 2011	15.4%
2011 vs. 2010	22.9%

The trends noted above can be explained by our sales by customer type. Our manufacturing customers represent approximately 74% and 71% of our business for the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. Our non-manufacturing customers represent approximately 26% and 29% of our business for the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Customer Type
(unaudited)

Fiscal Periods	Manufacturing Customers Thirteen Week Period Ended Fiscal Q1	Non- Manufacturing Customers Thirteen Week Period Ended Fiscal Q1
2012 vs. 2011	19.8%	4.1%
2011 vs. 2010	25.4%	16.8%

During the thirteen week period ended November 26, 2011, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customers served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

Exclusive of the UK, average order size increased to approximately $375 for the first quarter of fiscal 2012 as compared to $350 in the first quarter of fiscal 2011. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $177.0 million for the first quarter of fiscal 2012, representing 32.4% of consolidated net sales, compared to sales of $147.6 million for the first quarter of fiscal 2011, representing 31.2% of consolidated net sales. We grew our field sales associate headcount to 1,056 at November 26, 2011, an increase of approximately 7.1%, from field sales associates of 986 at November 27, 2010, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 1,065 associates by the end of the second quarter of fiscal 2012 and we will continue to manage the timing of our sales force expansion based on economic conditions.

In the fiscal 2012 MSC catalog, distributed in September 2011, we added approximately 14,500 new stock keeping units (“SKUs”) and removed approximately 17,500 SKUs. Approximately 50% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. As our customers have found high value in our eCommerce capabilities and continue to drive a higher percentage of their spend in this direction, we intend to introduce approximately 20,000 additional SKUs through our eCommerce channels during fiscal 2012.

Gross Profit

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Gross Profit	$252,133	$217,693	15.8%
Gross Profit Margin	46.2%	46.0%

Gross profit margin for the thirteen week period ended November 26, 2011 increased from the comparable period in the prior fiscal year. This is primarily a result of the increase in pricing. We incorporated a price increase on the last day of fiscal 2011 in conjunction with the release of our 2012 catalogs. In addition, customer mix has positively impacted gross profit margin for the thirteen week period ended November 26, 2011 as compared to the comparable periods in the prior fiscal year, as our business other than our Large Account Customers, which we refer to as our remaining business, comprised a larger portion of our sales growth and typically generates higher gross profit margins. This is partially offset by lower gross profit margins from acquired businesses and from increased costs of our products.

Operating Expenses

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Operating Expenses	$155,309	$140,543	10.5%
Percentage of Net Sales	28.5%	29.7%

The increase in operating expenses in dollars for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year, was primarily a result of increases in payroll and payroll related costs, acquisition-related operating expenses, freight, and advertising expenses.

Payroll and payroll related costs represented approximately 54.4% of total operating expenses for the thirteen week periods ended November 26, 2011, respectively, as compared to approximately 55.4% for the same period in the prior fiscal year. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year as a result of increased fringe benefit costs and an increase in our sales associate staffing levels as well as other program development and volume-related positions to support our growth initiatives.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen week periods ended November 26, 2011, as compared to the same period in fiscal 2011. This is primarily a result of an increase in the number of medical claims filed by participants which is driven by increased associate participation in the plan. The number of medical claims filed increased 11.7% for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year. In addition, the average cost per claim increased by 2.4% for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year.

Freight costs represented approximately 15.9% of total operating expenses for the thirteen week period ended November 26, 2011, respectively, as compared to 15.7% for the same period in the prior fiscal year. These costs increased primarily as a result of increased sales volume.

The increase in advertising costs is a result of increased spend on search engine marketing as we continue to shift more of our business to electronic channels.

The decrease in operating expenses as a percentage of net sales for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

Income from Operations

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Income from Operations	$96,824	$77,150	25.5%
Percentage of Net Sales	17.7%	16.3%

The increase in income from operations for the thirteen week period ended November 26, 2011, as compared to the same period in the prior fiscal year, was primarily attributable to the increases in net sales and gross margins, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen week period ended November 26, 2011, as compared to the same period in prior fiscal year, primarily as a result of the distribution of expenses over larger revenue bases in addition to the increase in the gross margin percentage.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$36,987	$29,485	25.4%
Effective Tax Rate	38.20%	38.27%

The effective tax rate for the thirteen week period ended November 26, 2011 was 38.20% compared to 38.27% for the comparable period in the prior fiscal year. The fluctuation noted resulted from the changes in the tax law and regulations in the various jurisdictions in which we operate.

Net Income

	Thirteen Weeks Ended
	November 26, 2011	November 27, 2010	Percentage Change
	(Dollars in thousands)
Net Income	$59,837	$47,560	25.8%
Diluted Earnings Per Share	$0.95	$0.75	26.7%

The factors which affected net income for the thirteen week period ended November 26, 2011, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of November 26, 2011, we held $128.2 million in cash and cash equivalent funds consisting primarily of money market deposit accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under our revolving credit line commitment (the “Credit Facility”), together with cash generated from operations, have been used to fund our working capital needs, fund the costs of acquisitions, repurchase shares of our Class A common stock, and pay dividends. At November 26, 2011, total borrowings outstanding, including capital lease and financing obligations, were approximately $4.1 million, as compared to $0 at August 27, 2011.

In June 2011, the Company entered into a $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

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

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in mergers and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of November 26, 2011, the Company is in compliance with the operating and financing covenants of the Credit Facility.

Net cash provided by operating activities for the thirteen week periods ended November 26, 2011 and November 27, 2010 was $46.2 million and $41.9 million, respectively. The increase of approximately $4.3 million in net cash provided from operations resulted primarily from an increase in net income, offset by an increase in inventories as well as a greater reduction in the change in accounts payable and accrued liabilities over the prior fiscal year. The Company increased its inventory to support our net sales growth, maintain its high fill rates on same-day shipping of in-stock products, and to purchase in advance of anticipated supplier cost increases. In addition, the Company paid out its annual fiscal 2011 incentive award to its associates in the first quarter of fiscal 2012, which reduced the accrual for the thirteen-week period ended November 26, 2011 by a larger amount, as compared to the same period in the prior fiscal year.

Working capital was $647.7 million at November 26, 2011, compared to $586.2 million at August 27, 2011. At these dates, the ratio of current assets to current liabilities was 4.9 and 4.4, respectively. The increase in working capital and the current ratio is primarily related to the generation of positive cash flow in addition to the increases in accounts receivable and inventories as a result of increased net sales.

Net cash used in investing activities for the thirteen week periods ended November 26, 2011 and November 27, 2010 was $9.5 million and $4.5 million, respectively. The increase of approximately $5.0 million in net cash used in investing activities resulted primarily from the increased spend in investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers. In addition, we recorded a post-closing working capital adjustment in the amount of $1.2 million in August 2011, which was paid out to the sellers of American Tool Supply, Inc. in October 2011.

Net cash used in financing activities for the thirteen week periods ended November 26, 2011 and November 27, 2010 was $4.3 million and $78.1 million, respectively. The decrease of approximately $73.8 million in net cash used in financing activities was primarily attributable to the Company’s special cash dividend payment in November 2010 of approximately $63.3 million and repayments of debt outstanding of $20.5 million during the thirteen-week period ended November 27, 2010, offset by greater net proceeds received from the exercise of the Company’s Class A common stock options in the amount of approximately $6.6 million during the thirteen-week period ended November 27, 2010.

We paid cash dividends of $15.7 million on November 18, 2011 to shareholders of record at the close of business on November 4, 2011. This consisted of the regular quarterly cash dividends of $0.25 per share. On December 21, 2011, the Board of Directors declared a dividend of $0.25 per share payable on January 24, 2012 to shareholders of record at the close of business on January 10, 2012. The dividend will result in a payout of approximately $15.8 million, based on the number of shares outstanding at December 29, 2011.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirteen week period ended November 26, 2011, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirteen week period ended November 26, 2011, we returned $15.7 million to shareholders in the form of cash dividends. We believe, based on our current business plan, that our existing cash, cash equivalents, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliate for the first thirteen weeks of fiscal 2012 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. During the thirteen week period ended November 26, 2011, we entered into a capital lease and a financing obligation, due in January 2016 and August 2012, respectively, for certain information technology equipment for a total amount of $4.2 million, of which $4.1 million remains outstanding at November 26, 2011. Refer to Note 6 to our condensed consolidated financial statements.

Operating Leases

As of November 26, 2011, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2015.

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

Recently Issued Accounting Standards

See Note 11 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 27, 2011. Please refer to the 2011 Annual Report on Form 10-K for the fiscal year ended August 27, 2011 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2011, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended November 26, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
8/28/11 – 9/27/11	—	$—	—	884,856
9/28/11 – 10/27/11	50,906	64.82	—	5,000,000
10/28/11 – 11/26/11	456	68.65	—	5,000,000
Total	51,362	$64.85	—

(1)	During the thirteen weeks ended November 26, 2011, 51,362 shares of our common stock were withheld by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011 the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of November 26, 2011, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 5,000,000 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.01	Change in Control Agreement, dated November 11, 2011, between the Registrant and Jeffrey Kaczka (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011).
10.02	Change in Control Agreement, dated November 11, 2011, between the Registrant and Christopher Davanzo.*
10.03	Summary of Outside Directors’ Compensation.*
10.04	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Erik Gershwind (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.05	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Jeffrey Kaczka (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.06	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Thomas Cox (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.07	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Eileen McGuire.*
10.08	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Douglas Jones.*
10.09	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Steve Armstrong.*
10.10	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Charles Bonomo.*
10.11	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Christopher Davanzo.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 5, 2012	By: /s/ David Sandler Chief Executive Officer (Principal Executive Officer)
Dated: January 5, 2012	By: /s/ Jeffrey Kaczka Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Change in Control Agreement, dated November 11, 2011, between the Registrant and Jeffrey Kaczka (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011).
10.02	Change in Control Agreement, dated November 11, 2011, between the Registrant and Christopher Davanzo.*
10.03	Summary of Outside Directors’ Compensation.*
10.04	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Erik Gershwind (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.05	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Jeffrey Kaczka (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.06	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Thomas Cox (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011).
10.07	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Eileen McGuire.*
10.08	Amendment No. 2 to Change in Control Agreement, dated December 22, 2011, between the Company and Douglas Jones.*
10.09	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Steve Armstrong.*
10.10	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Charles Bonomo.*
10.11	Amendment No. 1 to Change in Control Agreement, dated December 22, 2011, between the Company and Christopher Davanzo.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.