Form 10-Q
period 2012-02-25
MSC INDUSTRIAL DIRECT CO INC
filed 2012-04-04
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

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

As of March 28, 2012, 47,262,498 shares of Class A common stock and 16,015,474 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 27, 2011. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	risks associated with acquisitions, including difficulties with integrating acquired businesses;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems; and
•	retention of key personnel.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	February 25, 2012	August 27, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$108,881	$95,959
Accounts receivable, net of allowance for doubtful accounts of $7,016 and $6,184, respectively	291,968	266,545
Inventories	377,912	344,854
Prepaid expenses and other current assets	31,910	22,545
Deferred income taxes	28,135	28,531
Total current assets	838,806	758,434
Property, plant and equipment, net	158,192	148,813
Goodwill	288,072	277,431
Identifiable intangibles, net	56,537	48,308
Other assets	7,855	11,437
Total assets	$1,349,462	$1,244,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease and financing obligations	$1,654	$—
Accounts payable	96,316	95,538
Accrued liabilities	64,238	76,664
Total current liabilities	162,208	172,202
Capital lease obligations, net of current maturities	2,511	—
Deferred income taxes and tax uncertainties	76,729	79,109
Total liabilities	241,448	251,311
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 51,990,872 and 51,123,180 shares issued, respectively	52	51
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,040,474 and 16,400,474 shares issued and outstanding, respectively	16	16
Additional paid-in capital	468,421	439,035
Retained earnings	863,437	775,149
Accumulated other comprehensive loss	(2,458)	(2,085)
Class A treasury stock, at cost, 4,748,273 and 4,722,706 shares, respectively	(221,454)	(219,054)
Total shareholders’ equity	1,108,014	993,112
Total liabilities and shareholders’ equity	$1,349,462	$1,244,423

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net sales	$562,974	$483,362	$1,108,677	$956,189
Cost of goods sold	303,514	257,063	597,084	512,197
Gross profit	259,460	226,299	511,593	443,992
Operating expenses	162,933	145,701	318,242	286,244
Income from operations	96,527	80,598	193,351	157,748
Other (Expense) Income:
Interest expense	(70)	(61)	(116)	(160)
Interest income	68	5	118	30
Other (expense) income, net	(16)	28	(20)	(3)
Total other expense	(18)	(28)	(18)	(133)
Income before provision for income taxes	96,509	80,570	193,333	157,615
Provision for income taxes	36,441	30,881	73,428	60,366
Net income	$60,068	$49,689	$119,905	$97,249
Per Share Information:
Net income per common share:
Basic	$0.95	$0.78	$1.90	$1.54
Diluted	$0.95	$0.78	$1.89	$1.53
Weighted average shares used in computing net income per common share:
Basic	62,616	62,875	62,451	62,622
Diluted	63,008	63,325	62,818	63,060
Cash dividend declared per common share	$0.25	$0.22	$0.50	$1.44

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Twenty-Six Weeks Ended February 25, 2012
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	360	—	(360)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,168	408	1	—	—	20,978	—	—	—	—	20,979
Common stock issued under associate stock purchase plan	—	—	—	—	742	—	—	(28)	1,039	1,781
Grant of restricted common stock, net of cancellations	100	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,571	—	—	—	—	7,571
Purchase of treasury stock	—	—	—	—	—	—	—	53	(3,439)	(3,439)
Cash dividends paid on Class A common stock	—	—	—	—	—	(23,387)	—	—	—	(23,387)
Cash dividends paid on Class B common stock	—	—	—	—	—	(8,135)	—	—	—	(8,135)
Issuance of dividend equivalent units	—	—	—	—	95	(95)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(373)	—	—	(373)
Net income	—	—	—	—	—	119,905	—	—	—	119,905
Comprehensive income										119,532
Balance at February 25, 2012	51,991	$52	16,040	$16	$468,421	$863,437	($2,458)	4,748	($221,454)	$1,108,014

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011
Cash Flows from Operating Activities:
Net income	$119,905	$97,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,369	14,216
Stock-based compensation	7,571	7,357
Loss on disposal of property, plant, and equipment	2	2
Provision for doubtful accounts	2,370	1,519
Deferred income taxes and tax uncertainties	(1,984)	10,606
Excess tax benefits from stock-based compensation	(4,203)	(5,111)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(23,783)	(23,950)
Inventories	(29,814)	(11,600)
Prepaid expenses and other current assets	(9,196)	(823)
Other assets	3,434	4,618
Accounts payable and accrued liabilities	(6,608)	(13,759)
Total adjustments	(45,842)	(16,925)
Net cash provided by operating activities	74,063	80,324
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(17,322)	(13,990)
Cash used in business acquisitions, net of cash received	(32,396)	(11,015)
Net cash used in investing activities	(49,718)	(25,005)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,439)	(2,632)
Payments of cash dividends	(31,522)	(91,178)
Payments on capital lease and financing obligations	(275)	—
Excess tax benefits from stock-based compensation	4,203	5,111
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,781	1,589
Proceeds from exercise of Class A common stock options	16,811	25,517
Borrowings under financing obligations	1,050	—
Repayments of notes payable under the credit facility and other notes	—	(39,274)
Net cash used in financing activities	(11,391)	(100,867)
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	32
Net increase (decrease) in cash and cash equivalents	12,922	(45,516)
Cash and cash equivalents – beginning of period	95,959	121,191
Cash and cash equivalents – end of period	$108,881	$75,675
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$78,839	$51,243
Cash paid for interest	$—	$92

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six week periods ended February 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2012 fiscal year will be a 53-week accounting period that will end on September 1, 2012 and the 2011 fiscal year was a 52-week accounting period that ended on August 27, 2011.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income as reported	$60,068	$49,689	$119,905	$97,249
Less: Distributed net income available to participating securities	(40)	(106)	(157)	(736)
Less: Undistributed net income available to participating securities	(394)	(348)	(812)	(59)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$59,634	$49,235	$118,936	$96,454
Add: Undistributed net income allocated to participating securities	394	348	812	59
Less: Undistributed net income reallocated to participating securities	(391)	(346)	(808)	(59)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$59,637	$49,237	$118,940	$96,454
Denominator:
Weighted average shares outstanding for basic net income per share	62,616	62,875	62,451	62,622
Effect of dilutive securities	392	450	367	438
Weighted average shares outstanding for diluted net income per share	63,008	63,325	62,818	63,060
Net income per share Two-class method:
Basic	$0.95	$0.78	$1.90	$1.54
Diluted	$0.95	$0.78	$1.89	$1.53

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

Antidilutive stock options (0 and 5 shares at February 25, 2012 and February 26, 2011, respectively) were not included in the computation of diluted earnings per share.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,475 and $1,457 for the thirteen week periods ended February 25, 2012 and February 26, 2011, respectively and $2,919 and $2,995 for the twenty-six week periods ended February 25, 2012 and February 26, 2011. Tax benefits related to these expenses for the thirteen week periods ended February 25, 2012 and February 26, 2011 were $542 and $522, respectively, and for the twenty-six week periods ended February 25, 2012 and February 26, 2011 were $1,068 and $1,095, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.01%	1.05%
Expected volatility	35.2%	35.1%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the twenty-six weeks ended February 25, 2012 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2011	1,697	$44.17
Granted	308	66.69
Exercised	(408)	41.16
Canceled	(76)	49.60
Outstanding on February 25, 2012	1,521	$49.27	4.59	$46,120
Exercisable on February 25, 2012	634	$42.79	3.37	$23,321

The weighted-average grant-date fair values of the stock options granted for the twenty-six week periods ended February 25, 2012 and February 26, 2011 were $17.67 and $14.48, respectively. The unrecognized share-based compensation cost related to stock option expense at February 25, 2012 was $10,542 and will be recognized over a weighted average period of 1.82 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six week periods ended February 25, 2012 and February 26, 2011 were $12,143 and $18,187, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the twenty-six weeks ended February 25, 2012 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 27, 2011	618	$46.18
Granted	132	67.44
Vested	(160)	41.41
Canceled/Forfeited	(32)	47.91
Non-vested restricted share awards at February 25, 2012	558	$52.47

Stock-based compensation expense recognized for the restricted share awards was $1,738 and $1,748 for the thirteen week periods ended February 25, 2012 and February 26, 2011, respectively, and $3,593 and $3,606 for the twenty-six week periods ended February 25, 2012 and February 26, 2011, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at February 25, 2012 was $19,573 and will be recognized over a weighted average period of 2.44 years.

In October 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to the Company’s Chief Executive Officer in connection with an overall approach to succession planning. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The performance condition was satisfied based on fiscal year 2011 performance. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the twenty-six week period ended February 25, 2012, dividend equivalents covering 1 share were granted with a weighted average grant date fair value of $71.03. As of February 25, 2012, there were 191 unvested restricted stock units, with a weighted-average grant date fair value of $54.79 per underlying share.

Stock-based compensation expense recognized for the RSUs was $530 and $529 for the thirteen week periods ended February 25, 2012 and February 26, 2011, respectively, and $1,059 and $756 for the twenty-six week periods ended February 25, 2012 and February 26, 2011, respectively. The unrecognized compensation cost related to the RSUs at February 25, 2012 was $7,126 and is expected to be recognized over a period of 3.58 years.

Note 4. Comprehensive Income

The Company complies with the provisions of ASC Topic 220, “Comprehensive Income” (“ASC 220”) which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income, net of tax are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income as reported	$60,068	$49,689	$119,905	$97,249
Cumulative foreign currency translation adjustment	319	328	(373)	441
Comprehensive income	$60,387	$50,017	$119,532	$97,690

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

As of February 25, 2012 and August 27, 2011, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $48,230 and $19,825, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of February 25, 2012 and August 27, 2011 due to the short-term maturity of these items. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the thirteen and twenty-six weeks ended February 25, 2012 and February 26, 2011, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Business Combination

On January 31, 2012, the Company acquired certain assets and assume certain liabilities of ATS Industrial Supply, Inc. (“ATS”). ATS is a leading metalworking and MRO industrial distributor in the Rocky Mountain region with over 40 years' experience distributing a broad range of industrial tools, cutting tools, abrasives, machinery, precision instrument supplies, and other MRO-related supplies to a large customer base ranging from small machine shops and fabricators to some of the largest aerospace and manufacturing concerns in the country. The strategic combination adds to the Company’s presence in this region and broadens the customer base. For the thirteen weeks ended February 25, 2012, $2,369 of revenue and $252 of income before income tax relating to the acquired ATS business were included in the condensed consolidated statements of income since the date of acquisition. Pro forma information is not included because ATS’s operations would not have materially impacted the Company’s results of operations.

The acquisition of ATS was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Acquisition-related expenses totaling $658 have been recorded as operating expenses in the Company’s consolidated statement of income for the thirteen and twenty-six weeks ended February 25, 2012. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The cash purchase price, which is subject to finalization of certain post-closing adjustments, for the acquisition was $31,150. The preliminary purchase price allocation resulted in total assets acquired of $21,145, total liabilities assumed of $636, and $10,641 of goodwill. Acquired intangible assets consisted primarily of customer relationships with a fair value of $11,700 and a useful life of 8 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 6. Business Combination  – (continued)

The goodwill amount of $10,641 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the expected synergies. This goodwill will not be amortized and will be tested for impairment at least annually. All of the goodwill recognized as a result of the ATS acquisition is expected to be deductible for tax purposes and will be amortized for tax purposes over 15 years.

Note 7. Debt and Capital Lease Obligations

Credit Facility

In June 2011, the Company entered into a $200,000 unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature in 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at February 25, 2012 was 2.6%, which represents LIBOR plus 1.0%.

The Company is required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fees ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in sales of assets, and in fundamental corporate changes among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

As of February 25, 2012 and August 27, 2011, there were no borrowings outstanding under the Credit Facility. At those dates, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six week period ended February 25, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,440.

The amount due under all capital leases and financing arrangements at February 25, 2012 was approximately $4,165, of which $1,654 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at February 25, 2012 was approximately $4,114.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 8. Shareholders’ Equity

The Company paid cash dividends of $31,522 for the twenty-six weeks ended February 25, 2012. For the twenty-six weeks ended February 26, 2011, the Company paid cash dividends of $91,178, which consisted of a special cash dividend of $1.00 per share, in addition to its regularly quarterly cash dividend. On March 26, 2012, the Board of Directors declared a dividend of $0.25 per share payable on April 24, 2012 to shareholders of record at the close of business on April 10, 2012. The dividend will result in a payout of approximately $15,819, based on the number of shares outstanding at March 28, 2012.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of February 25, 2012, the maximum number of shares that may yet be repurchased under the Plan was 5,000 shares.

Note 9. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six week periods ended February 25, 2012 and February 26, 2011 was minimal.

Note 10. Income Taxes

During the thirteen and twenty-six week periods ended February 25, 2012, there were no material changes in unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2007 and state jurisdictions through fiscal 2006. The Company is currently under Federal income tax examination for fiscal years 2009 and 2010.

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

Note 12. Recently Issued Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, which amends Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” and requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and will be effective for the Company beginning in our third quarter of fiscal 2012. In December 2011, the FASB issued updated guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments only.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 12. Recently Issued Accounting Standards  – (continued)

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, which amends ASC Topic 350, “Intangibles - Goodwill and Other.” The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and whether it is necessary to perform the current two-step goodwill impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011 and will be effective for the Company beginning in our third quarter of fiscal 2012. The Company does not anticipate that the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 108 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customer the next day at no additional cost.

Net sales increased by 16.5% and 15.9% for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year. Our increased sales and overall financial results for the thirteen and twenty-six week periods of fiscal 2012, as compared to the same periods in fiscal 2011, reflect improved economic and industry conditions, market share gains and greater demand for our products, as well as the execution of our growth strategies, including acquisitions, to increase revenues. We have invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Our gross profit margin was 46.1% for the thirteen and twenty-six week periods ended February 25, 2012, as compared to 46.8% and 46.4% for the same periods in the prior fiscal year. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix, and lower gross margins from acquired businesses.

Operating expenses increased 11.8% and 11.2% for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses), costs associated with our investment program, and acquisition-related operating expenses. The increase in payroll costs is primarily a result of the additional sales associate headcount. The payroll related costs increase for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same period in the prior fiscal year, primarily resulted from the increased fringe benefit costs. As a result of the increases in sales and gross profit, our operating margins for the thirteen and twenty-six week periods ended February 25, 2012 increased to 17.1% and 17.4%, respectively, compared to 16.7% and 16.5%, respectively, for the same periods in the prior fiscal year.

We expect operating costs to continue to increase through fiscal 2012, as compared to the same periods in fiscal 2011, due to increased sales volumes, compensation expenses, and fringe benefits costs, in addition to costs associated with executing on our vending and metalworking technical capability programs and other investments programs. We will also continue to opportunistically seek other investments to help position us for future expansion and that will drive additional future operating costs. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and twenty-six week periods ended February 25, 2012, including some national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 53.4% for the month of March 2012.

We have historically experienced revenue growth during periods where the ISM index is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while customer inventories remained unchanged from the previous month. The ISM index trend has stabilized into a range above 50.0%, which is indicative of future growth. March 2012 marks the 32nd consecutive month the ISM index has reported a measurement above 50.0%. However, there still remains uncertainty relating to the current economic environment. Sales to Federal and state government agencies continue to be constrained by the government spending environment. Sales to our government accounts represents approximately 9% of our total net sales for the twenty-six week period ended February 25, 2012. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands)
Net Sales	$562,974	$483,362	16.5%	$1,108,677	$956,189	15.9%

Net sales increased 16.5%, or approximately $80 million for the thirteen week period ended February 25, 2012, as compared to the same period in the prior fiscal year. We estimate that of this $80 million increase in net sales, an increase of approximately $64 million is volume related, including the impact of the acquisitions of Rutland Tool & Supply Co. in December 2010 and American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. in July 2011, which are not currently identifiable, as they have been fully integrated, approximately $2 million is related to the acquisition of ATS Industrial Supply Co., Inc. and the remaining $14 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $80 million increase in net sales our Large Account Customer programs increased by approximately $19 million and there was an increase in our remaining business of approximately $61 million.

Net sales increased 15.9%, or approximately $152 million for the twenty-six week period ended February 25, 2012, as compared to the same period in the prior fiscal year. We estimate that of this $152 million increase in net sales, approximately $118 million is volume related, including the impact of the acquisitions mentioned above, which are not currently identifiable, as they have been fully integrated, approximately $2 million is related to the acquisition of ATS Industrial Supply Co., Inc. and the remaining $32 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $152 million increase in net sales, our Large Account Customer programs increased by approximately $31 million and there was an increase in our remaining business of approximately $121 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2012 vs. 2011	16.5%	15.4%	15.9%
2011 vs. 2010	22.2%	22.9%	22.5%

The trends noted above can be explained by our sales by customer type. Our manufacturing customers currently represent approximately 75% of our business and our non-manufacturing customers currently represent approximately 25% of our business. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same period in the prior fiscal year.

Average Daily Sales Percentage Change – Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2012 vs. 2011	19.4%	19.8%	19.6%
2011 vs. 2010	24.2%	25.4%	24.7%

Average Daily Sales Percentage Change – Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2012 vs. 2011	9.2%	4.1%	6.6%
2011 vs. 2010	11.5%	16.8%	14.2%

During the thirteen and twenty-six week periods ended February 25, 2012, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customers served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

Exclusive of the UK, average order size increased to approximately $385 for the second quarter of fiscal 2012 as compared to $353 in the second quarter of fiscal 2011. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $189.5 million for the second quarter of fiscal 2012, representing 33.7% of consolidated net sales, compared to sales of $150.8 million for the second quarter of fiscal 2011, representing 31.2% of consolidated net sales. We grew our field sales associate headcount to 1,081 at February 25, 2012, an increase of approximately 2.4% from field sales associates of 1,056 at November 26, 2011, and increase of approximately 8.3% from field sales associates of 998 at February 26, 2011, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to increase our field sales associate headcount to approximately 1,090 associates by the end of the third quarter of fiscal 2012 and we will continue to manage the timing of our sales force expansion based on economic conditions.

In the fiscal 2012 MSC catalog, distributed in September 2011, we added approximately 14,500 new stock keeping units (“SKUs”) and removed approximately 17,500 SKUs. Approximately 50% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items we believe provide our customers equal or higher value and are consistent with our margin expansion initiatives. As our customers have found high value in our eCommerce capabilities and continue to drive a higher percentage of their spend in this direction, we intend to introduce approximately 20,000 additional SKUs through our eCommerce channels during fiscal 2012.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands)
Gross Profit	$259,460	$226,299	14.7%	$511,593	$443,992	15.2%
Gross Profit Margin	46.1%	46.8%		46.1%	46.4%

Gross profit margin for the thirteen and twenty-six week periods ended February 25, 2012 decreased from the comparable periods in the prior fiscal year as a result of lower gross profit margins from acquired businesses, changes in customer and product mix, and due to increased costs of our products.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands)
Operating Expenses	$162,933	$145,701	11.8%	$318,242	$286,244	11.2%
Percentage of Net Sales	28.9%	30.1%		28.7%	29.9%

The decrease in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year, was primarily a result of increases in payroll and payroll related costs, acquisition-related operating expenses, costs associated with our investment programs, and freight expenses.

Payroll and payroll related costs represented approximately 55.8% and 55.1% of total operating expenses for the thirteen and twenty-six week periods ended February 25, 2012, respectively, as compared to approximately 56.0% and 55.7% for the same periods in the prior fiscal year. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year as a result of increased fringe benefit costs and an increase in our sales associate staffing levels as well as other program development and volume-related positions to support our growth initiatives.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in fiscal 2011. This is primarily a result of an increase in the number of medical claims filed by participants which is driven by increased associate participation in the plan. The number of medical claims filed increased 22.3% and 16.9% for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year. In addition, the average cost per claim increased by 0.4% and 1.3% for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year.

Freight costs represented approximately 15.0% and 15.4% of total operating expenses for the thirteen and twenty-six week periods ended February 25, 2012, respectively, as compared to 15.1% and 15.4% for the same periods in the prior fiscal year. These costs increased primarily as a result of increased sales volume.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands)
Income from Operations	$96,527	$80,598	19.8%	$193,351	$157,748	22.6%
Percentage of Net Sales	17.1%	16.7%		17.4%	16.5%

The increase in income from operations for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year, was primarily attributable to the increases in net sales and gross profits, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the prior fiscal year, primarily as a result of the distribution of expenses over larger revenue bases, partially offset by the decreases in the gross margin percentages.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$36,441	$30,881	18.0%	$73,428	$60,366	21.6%
Effective Tax Rate	37.8%	38.3%		38.0%	38.3%

The effective tax rate for the thirteen and twenty-six week periods ended February 25, 2012 was 37.8% and 38.0% compared to 38.3% for the comparable periods in the prior fiscal year. The fluctuation noted resulted from the changes in tax laws and regulations in the various jurisdictions in which we operate.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	February 25, 2012	February 26, 2011	Percentage Change	February 25, 2012	February 26, 2011	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$60,068	$49,689	20.9%	$119,905	$97,249	23.3%
Diluted Earnings Per Share	$0.95	$0.78	21.8%	$1.89	$1.53	23.5%

The factors which affected net income for the thirteen and twenty-six week periods ended February 25, 2012, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of February 25, 2012, we held $108.9 million in cash and cash equivalent funds consisting primarily of money market deposit accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, and facilities expansions. Our primary sources of capital have been cash generated from operations. Borrowings under credit agreements, together with cash generated from operations, have been used to fund our working capital needs, fund the costs of acquisitions, repurchase shares of our Class A common stock, and pay dividends. At February 25, 2012, total borrowings outstanding, were approximately $4.2 million, as compared to $0 at August 27, 2011.

In June 2011, the Company entered into a $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature in 2016.

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

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of February 25, 2012, the Company is in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the twenty-six week periods ended February 25, 2012 and February 26, 2011 was $74.1 million and $80.3 million, respectively. The decrease of approximately $6.2 million in net cash provided from operations resulted primarily from an increase in inventories. The Company increased its inventory to support our net sales growth, maintain its high fill rates on same-day shipping of in-stock products, take advantage of supplier rebate opportunities, and to purchase in advance of anticipated supplier cost increases. In addition, net cash provided by operating activities declined as a result of a decrease in the total non-cash items, primarily consisting of deferred income taxes. This was partially offset by an increase in net income.

Working capital was $676.6 million at February 25, 2012, compared to $586.2 million at August 27, 2011. At these dates, the ratio of current assets to current liabilities was 5.2 and 4.4, respectively. The increase in working capital and the current ratio is primarily related to the generation of positive cash flow in addition to the increases in accounts receivable and inventories as a result of increased net sales.

Net cash used in investing activities for the twenty-six week periods ended February 25, 2012 and February 26, 2011 was $49.7 million and $25.0 million, respectively. The increase of approximately $24.7 million in net cash used in investing activities resulted primarily from the cash used in the business acquisition of ATS Industrial Supply, Inc., which was partially offset by the cash used in the business acquisition of Rutland Tool & Supply Co. during the twenty-six week period ended February 26, 2011, as well as increased spend in investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in financing activities for the twenty-six week periods ended February 25, 2012 and February 26, 2011 was $11.4 million and $100.9 million, respectively. The decrease of approximately $89.5 million in net cash used in financing activities was primarily attributable to the Company’s special cash dividend payment in November 2010 of approximately $63.3 million and repayments of debt outstanding of $39.3 million during the twenty-six week period ended February 26, 2011, offset by greater net proceeds received from the exercise of the Company’s Class A common stock options in the amount of approximately $8.7 million during the twenty-six week period ended February 26, 2011.

We paid cash dividends of $15.8 million on January 24, 2012 and $15.7 million on November 18, 2011 to shareholders of record at the close of business on January 10, 2012 and November 4, 2011, respectively. This consisted of the regular quarterly cash dividends of $0.25 per share. On March 26, 2012, the Board of Directors declared a dividend of $0.25 per share payable on April 24, 2012 to shareholders of record at the close of business on April 10, 2012. The dividend will result in a payout of approximately $15.8 million, based on the number of shares outstanding at March 28, 2012.

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the twenty-six week period ended February 25, 2012, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the twenty-six week period ended February 25, 2012, we returned $31.5 million to shareholders in the form of cash dividends. We believe, based on our current business plan, that our existing cash, cash equivalents, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliate for the first twenty-six weeks of fiscal 2012 of approximately $1.1 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. During the twenty-six week period ended February 25, 2012, we entered into various capital lease and financing obligations for certain information technology equipment for a total amount of $4.4 million, of which $4.2 million remains outstanding at February 25, 2012. Refer to Note 7 to our condensed consolidated financial statements.

Operating Leases

As of February 25, 2012, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty and self-insured group health plan reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations. We make estimates, judgments and assumptions in determining the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended February 25, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/27/11 – 12/26/11	1,028	$70.36	—	5,000,000
12/27/11 – 1/26/12	483	72.26	—	5,000,000
1/27/12 – 2/25/12	—	—	—	5,000,000
Total	1,511	$70.97	—

(1)	During the thirteen weeks ended February 25, 2012, 1,511 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (“the Repurchase Plan”). The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of February 25, 2012, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 5,000,000 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 4, 2012	By: /s/ David Sandler Chief Executive Officer (Principal Executive Officer)
Dated: April 4, 2012	By: /s/ Jeffrey Kaczka Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.