Form 10-Q
period 2012-05-26
MSC INDUSTRIAL DIRECT CO INC
filed 2012-06-29
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

As of June 22, 2012, 46,719,059 shares of Class A common stock and 16,015,474 shares of Class B common stock of the registrant were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	May 26, 2012	August 27, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,949	$95,959
Accounts receivable, net of allowance for doubtful accounts of $6,692 and $6,184, respectively	298,091	266,545
Inventories	392,510	344,854
Prepaid expenses and other current assets	34,544	22,545
Deferred income taxes	30,616	28,531
Total current assets	866,710	758,434
Property, plant and equipment, net	162,586	148,813
Goodwill	289,124	277,431
Identifiable intangibles, net	53,885	48,308
Other assets	6,790	11,437
Total assets	$1,379,095	$1,244,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease and financing obligations	$1,417	$—
Accounts payable	101,475	95,538
Accrued liabilities	63,859	76,664
Total current liabilities	166,751	172,202
Capital lease obligations, net of current maturities	2,302	—
Deferred income taxes and tax uncertainties	84,218	79,109
Total liabilities	253,271	251,311
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 52,070,288 and 51,123,180 shares issued, respectively	52	51
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 16,015,474 and 16,400,474 shares issued and outstanding, respectively	16	16
Additional paid-in capital	476,080	439,035
Retained earnings	917,781	775,149
Accumulated other comprehensive loss	(2,590)	(2,085)
Class A treasury stock, at cost, 5,352,711 and 4,722,706 shares, respectively	(265,515)	(219,054)
Total shareholders’ equity	1,125,824	993,112
Total liabilities and shareholders’ equity	$1,379,095	$1,244,423

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net sales	$611,970	$532,366	$1,720,647	$1,488,555
Cost of goods sold	332,387	280,804	929,471	793,001
Gross profit	279,583	251,562	791,176	695,554
Operating expenses	168,724	153,428	486,966	439,672
Income from operations	110,859	98,134	304,210	255,882
Other (Expense) Income:
Interest expense	(63)	(51)	(179)	(211)
Interest income	42	12	160	42
Other income (expense), net	15	(120)	(5)	(123)
Total other expense	(6)	(159)	(24)	(292)
Income before provision for income taxes	110,853	97,975	304,186	255,590
Provision for income taxes	40,642	35,889	114,070	96,255
Net income	70,211	62,086	190,116	159,335
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(132)	289	(505)	730
Comprehensive Income	$70,079	$62,375	$189,611	$160,065
Per Share Information:
Net income per common share:
Basic	$1.11	$0.97	$3.02	$2.52
Diluted	$1.10	$0.97	$3.00	$2.50
Weighted average shares used in computing net income per common share:
Basic	62,651	63,183	62,517	62,809
Diluted	63,055	63,630	62,896	63,250
Cash dividend declared per common share	$0.25	$0.22	$0.75	$1.66

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Thirty-Nine Weeks Ended May 26, 2012
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	385	—	(385)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,822	472	1	—	—	24,387	—	—	—	—	24,388
Common stock issued under associate stock purchase plan	—	—	—	—	1,105	—	—	(40)	1,525	2,630
Grant of restricted common stock, net of cancellations	90	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,410	—	—	—	—	11,410
Purchase of treasury stock	—	—	—	—	—	—	—	670	(47,986)	(47,986)
Cash dividends paid on Class A common stock	—	—	—	—	—	(35,202)	—	—	—	(35,202)
Cash dividends paid on Class B common stock	—	—	—	—	—	(12,139)	—	—	—	(12,139)
Issuance of dividend equivalent units	—	—	—	—	143	(143)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(505)	—	—	(505)
Net income	—	—	—	—	—	190,116	—	—	—	190,116
Balance at May 26, 2012	52,070	$52	16,015	$16	$476,080	$917,781	$(2,590)	5,353	$(265,515)	$1,125,824

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011
Cash Flows from Operating Activities:
Net income	$190,116	$159,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,279	21,531
Stock-based compensation	11,410	11,057
Loss on disposal of property, plant, and equipment	876	3
Provision for doubtful accounts	2,520	1,949
Deferred income taxes and tax uncertainties	3,025	13,938
Excess tax benefits from stock-based compensation	(4,844)	(7,336)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(30,150)	(34,647)
Inventories	(44,499)	(28,191)
Prepaid expenses and other current assets	(11,837)	1,009
Other assets	4,388	6,673
Accounts payable and accrued liabilities	(1,076)	(30)
Total adjustments	(44,908)	(14,044)
Net cash provided by operating activities	145,208	145,291
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(28,753)	(19,491)
Cash used in business acquisitions, net of cash received	(33,451)	(10,073)
Net cash used in investing activities	(62,204)	(29,564)
Cash Flows from Financing Activities:
Purchases of treasury stock	(47,986)	(2,719)
Payments of cash dividends	(47,341)	(105,186)
Payments on capital lease and financing obligations	(721)	—
Excess tax benefits from stock-based compensation	4,844	7,336
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,630	2,316
Proceeds from exercise of Class A common stock options	19,566	37,375
Borrowings under financing obligations	1,050	—
Repayments of notes payable under the credit facility and other notes	—	(39,319)
Net cash used in financing activities	(67,958)	(100,197)
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	50
Net increase in cash and cash equivalents	14,990	15,580
Cash and cash equivalents – beginning of period	95,959	121,191
Cash and cash equivalents – end of period	$110,949	$136,771
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$113,299	$80,938
Cash paid for interest	$34	$93

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended May 26, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2012. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

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

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net income as reported	$70,211	$62,086	$190,116	$159,335
Less: Distributed net income available to participating securities	(95)	(105)	(253)	(839)
Less: Undistributed net income available to participating securities	(472)	(452)	(1,288)	(516)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$69,644	$61,529	$188,575	$157,980
Add: Undistributed net income allocated to participating securities	472	452	1,288	516
Less: Undistributed net income reallocated to participating securities	(469)	(449)	(1,280)	(513)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$69,647	$61,532	$188,583	$157,983
Denominator:
Weighted average shares outstanding for basic net income per share	62,651	63,183	62,517	62,809
Effect of dilutive securities	404	447	379	441
Weighted average shares outstanding for diluted net income per share	63,055	63,630	62,896	63,250
Net income per share Two-class method:
Basic	$1.11	$0.97	$3.02	$2.52
Diluted	$1.10	$0.97	$3.00	$2.50

There were no antidilutive stock options at May 26, 2012 and May 28, 2011.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,391 and $1,446 for the thirteen week periods ended May 26, 2012 and May 28, 2011, respectively and $4,310 and $4,441 for the thirty-nine week periods ended May 26, 2012 and May 28, 2011. Tax benefits related to these expenses for the thirteen week periods ended May 26, 2012 and May 28, 2011 were $501 and $530, respectively, and for the thirty-nine week periods ended May 26, 2012 and May 28, 2011 were $1,569 and $1,625, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.01%	1.05%
Expected volatility	35.2%	35.1%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirty-nine weeks ended May 26, 2012 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2011	1,697	$44.17
Granted	308	66.69
Exercised	(472)	41.41
Canceled	(82)	49.95
Outstanding on May 26, 2012	1,451	$49.52	4.37	$33,607
Exercisable on May 26, 2012	571	$42.76	3.05	$17,086

The weighted-average grant-date fair values of the stock options granted for the thirty-nine week periods ended May 26, 2012 and May 28, 2011 were $17.67 and $14.48, respectively. The unrecognized share-based compensation cost related to stock option expense at May 26, 2012 was $9,169 and will be recognized over a weighted average period of 1.70 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended May 26, 2012 and May 28, 2011 were $14,445 and $27,443, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirty-nine weeks ended May 26, 2012 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 27, 2011	618	$46.18
Granted	132	67.44
Vested	(162)	41.52
Canceled/Forfeited	(42)	48.88
Non-vested restricted share awards at May 26, 2012	546	$52.49

Stock-based compensation expense recognized for the restricted share awards was $1,919 and $1,724 for the thirteen week periods ended May 26, 2012 and May 28, 2011, respectively, and $5,512 and $5,330 for the thirty-nine week periods ended May 26, 2012 and May 28, 2011, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at May 26, 2012 was $17,500 and will be recognized over a weighted average period of 2.27 years.

In October 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to the Company’s Chief Executive Officer in connection with an overall approach to succession planning. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The performance condition was satisfied based on fiscal year 2011 performance. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the thirty-nine week period ended May 26, 2012, dividend equivalents covering 2 shares were granted with a weighted average grant date fair value of $71.84. As of May 26, 2012, there were 191 unvested restricted stock units outstanding, with a weighted-average grant date fair value of $54.86 per underlying share.

Stock-based compensation expense recognized for the RSUs was $529 and $530 for the thirteen week periods ended May 26, 2012 and May 28, 2011, respectively, and $1,588 and $1,286 for the thirty-nine week periods ended May 26, 2012 and May 28, 2011, respectively. The unrecognized compensation cost related to the RSUs at May 26, 2012 was $6,597 and is expected to be recognized over a period of 3.35 years.

Note 4. Fair Value

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

As of May 26, 2012 and August 27, 2011, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 4. Fair Value  – (continued)

invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $27,512 and $19,825, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of May 26, 2012 and August 27, 2011 due to the short-term maturity of these items. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the thirteen and thirty-nine weeks ended May 26, 2012 and May 28, 2011, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Credit Facility

In June 2011, the Company entered into a $200,000 unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at May 26, 2012 was 1.24%, which represents LIBOR plus 1.0%.

The Company is required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fees ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in sales of assets and in fundamental corporate changes, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

As of May 26, 2012 and August 27, 2011, there were no borrowings outstanding under the Credit Facility. At those dates, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 5. Debt and Capital Lease Obligations  – (continued)

terms agreed upon. During the thirty-nine week period ended May 26, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,440.

The amount due under all capital leases and financing arrangements at May 26, 2012 was approximately $3,719, of which $1,417 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at May 26, 2012 was approximately $3,912.

Note 6. Shareholders’ Equity

The Company paid cash dividends of $47,341 for the thirty-nine weeks ended May 26, 2012. For the thirty-nine weeks ended May 28, 2011, the Company paid cash dividends of $105,186, which consisted of a special cash dividend of $1.00 per share, in addition to its regularly quarterly cash dividends. On June 21, 2012, the Board of Directors declared a dividend of $0.25 per share payable on July 24, 2012 to shareholders of record at the close of business on July 10, 2012. The dividend will result in a payout of approximately $15,684, based on the number of shares outstanding at June 22, 2012.

The Board of Directors established the MSC stock repurchase plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirty-nine week period ending May 26, 2012, the Company repurchased 670 shares of its Class A common stock for $47,986, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. As of May 26, 2012, the maximum number of shares that may yet be repurchased under the Plan was 4,384 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine week periods ended May 26, 2012 and May 28, 2011 was minimal.

Note 8. Income Taxes

During the thirteen and thirty-nine week periods ended May 26, 2012, there were no material changes in unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2008 and state jurisdictions through fiscal 2007. The Company is currently under Federal income tax examination for fiscal years 2009 and 2010.

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

Note 10. Recently Issued Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, which amends ASC Topic 220, “Comprehensive Income,” and requires entities to

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 10. Recently Issued Accounting Standards  – (continued)

present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued updated guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The Company adopted this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, which amends ASC Topic 350, “Intangibles - Goodwill and Other.” The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and whether it is necessary to perform the current two-step goodwill impairment test. The Company adopted this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

Note 11. Subsequent Event

On June 20, 2012, the Company announced plans to co-locate its corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to its current location in Melville, New York in order to support its growth strategy. Upon receiving the necessary government approvals, the Company will expand capacity through the construction of a new 180,000 square foot Customer Service Center (CSC) in Davidson, North Carolina. In order to implement this strategy, the Company plans to purchase a 14-acre open space in Davidson, break ground on the new facility in the second half of calendar 2012, and complete construction in calendar 2013. The Company expects to invest approximately $31,000 in capital expenditures to construct and outfit the facility in Davidson. Approximately $5,000 of this capital is expected to be spent in the remainder of fiscal 2012 with the majority of the remaining balance to be spent over the course of fiscal 2013. Additionally, as a result of associate relocations, the Company has estimated relocation costs ranging between $7,000 to $10,000, depending upon the number of associates who choose to relocate, to be incurred primarily in fiscal years 2013 and 2014.

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

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 107 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customers the next day at no additional cost.

Net sales increased by 15.0% and 15.6% for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year. Our increased sales and overall financial results for the thirteen and thirty-nine week periods of fiscal 2012, as compared to the same periods in fiscal 2011, reflect market share gains and greater demand for our products, as well as the execution of our growth strategies, including acquisitions, to increase revenues. We have invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Our gross profit margin was 45.7% and 46.0% for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to 47.3% and 46.7% for the same periods in the prior fiscal year. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix, and lower gross margins from acquired businesses.

Operating expenses increased 10.0% and 10.8% for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year, as a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses), costs associated with our investment programs, and acquisition-related operating expenses. The increase in payroll and payroll related costs is primarily a result of the additional sales associate headcount and increased fringe benefit costs. For the thirteen week period ended May 26, 2012, our operating margins decreased to 18.1%, as compared to 18.4% for the same period in the prior fiscal year, primarily as a result of the decline in the gross margin percentage. For the thirty-nine week period ended May 26, 2012, our operating margins increased to 17.7%, as compared to 17.2% for the same period in the prior fiscal year as a result of the distribution of expenses over a larger revenue base.

We expect operating costs to continue to increase for the remainder of fiscal 2012, as compared to the same period in fiscal 2011, due to increased sales volumes, compensation expenses, and fringe benefits costs, in addition to costs associated with executing on our vending and metalworking technical capability programs and other investment programs. However, we will continue to work proactively to manage and control discretionary spending as we closely monitor current economic conditions. We will also continue to seek opportunities to help position us for future expansion and any such expansion would increase our operating expenses. We anticipate that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations for the next twelve months.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen and thirty-nine week periods ended May 26, 2012, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 53.5% for the month of May 2012.

We have historically experienced revenue growth during periods where the ISM index is above 50.0%. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are all growing, while inventories are contracting from the previous month. The ISM index trend has stabilized into a range above 50.0%, which is indicative of future growth. May 2012 marks the 34th consecutive month the ISM index has reported a measurement above 50.0%. However, there still remains uncertainty relating to the current economic environment. There are increasing concerns relating to macroeconomic factors and the potential impact of the European debt crisis on the U.S. The May 2012 index eased from April’s 10-month high, which indicates that the manufacturing sector is growing at a slower pace. Sales to Federal and state government agencies continue to be constrained by the government spending environment. Sales to our government accounts represented approximately 9% of our total net sales for the thirty-nine week period ended May 26, 2012. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory and Vendor Managed Inventory programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands)
Net Sales	$611,970	$532,366	15.0%	$1,720,647	$1,488,555	15.6%

Net sales increased 15.0%, or approximately $80 million for the thirteen week period ended May 26, 2012, as compared to the same period in the prior fiscal year. We estimate that of this $80 million increase in net sales, an increase of approximately $56 million is volume related, including the impact of the acquisitions of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. in July 2011, which are not currently identifiable, as they have been fully integrated, approximately $9 million is related to the acquisition of ATS Industrial Supply Co., Inc. in January 2012, and the remaining $15 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $80 million increase in net sales, our government and national account programs (“Large Account Customer ”), increased by approximately $18 million and there was an increase in our remaining business of approximately $62 million.

Net sales increased 15.6%, or approximately $232 million for the thirty-nine week period ended May 26, 2012, as compared to the same period in the prior fiscal year. We estimate that of this $232 million increase in net sales, approximately $174 million is volume related, including the impact of the acquisitions mentioned above, in addition to the acquisition of Rutland Tool & Supply Co. in December 2010, which are all not currently identifiable, as they have been fully integrated, approximately $11 million is related to the acquisition of ATS Industrial Supply Co., Inc. in January 2012, and the remaining $47 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $232 million increase in net sales, our Large Account Customer programs increased by approximately $49 million and there was an increase in our remaining business of approximately $183 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change – Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2012 vs. 2011	15.0%	16.5%	15.4%	15.6%
2011 vs. 2010	18.2%	22.2%	22.9%	21.0%

The trends noted above can be further analyzed by our sales by customer type. Our manufacturing customers currently represent approximately 75% of our business and our non-manufacturing customers currently represent approximately 25% of our business. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same period in the prior fiscal year.

Average Daily Sales Percentage Change – Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2012 vs. 2011	17.8%	19.4%	19.8%	19.0%
2011 vs. 2010	21.9%	24.2%	25.4%	23.7%

Average Daily Sales Percentage Change – Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2012 vs. 2011	7.4%	9.2%	4.1%	6.9%
2011 vs. 2010	8.6%	11.5%	16.8%	12.2%

During the thirteen and thirty-nine week periods ended May 26, 2012, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. However, as indicated by the most recent ISM index, the manufacturing sector is growing at a slower rate. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customers served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

Exclusive of the UK, average order size increased to approximately $390 for the third quarter of fiscal 2012 as compared to $356 in the third quarter of fiscal 2011. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. As noted earlier, we believe that our competitive advantages have resulted in share gains for the Company. Sales through the MSC Websites were $214.7 million for the third quarter of fiscal 2012, representing 35.1% of consolidated net sales, compared to sales of $170.0 million for the third quarter of fiscal 2011, representing 31.9% of consolidated net sales. We grew our field sales associate headcount to 1,101 at May 26, 2012, an increase of approximately 1.9% from field sales associates of 1,081 at February 25, 2012, and an increase of approximately 8.5% from field sales associates of 1,015 at May 28, 2011, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. Our field sales associate headcount is expected to be approximately 1,085 associates by the end of the fourth quarter of fiscal 2012 and we will continue to manage the timing of a sales force expansion based on economic conditions and our selected mix of growth investments.

In the fiscal 2012 MSC catalog, distributed in September 2011, we added approximately 14,500 new stock keeping units (“SKUs”) and removed approximately 17,500 SKUs. Approximately 50% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items we believe provide our customers equal or higher value and are consistent with our margin expansion initiatives. As our customers have found high value in our eCommerce capabilities and continue to drive a higher percentage of their spend in this direction, we expect we will have introduced approximately 20,000 additional SKUs through our eCommerce channels during fiscal 2012.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands)
Gross Profit	$279,583	$251,562	11.1%	$791,176	$695,554	13.7%
Gross Profit Margin	45.7%	47.3%		46.0%	46.7%

Gross profit margin for the thirteen and thirty-nine week periods ended May 26, 2012 decreased from the comparable periods in the prior fiscal year as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from acquired businesses.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands)
Operating Expenses	$168,724	$153,428	10.0%	$486,966	$439,672	10.8%
Percentage of Net Sales	27.6%	28.8%		28.3%	29.5%

The decrease in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year, was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year, was primarily a result of increases in payroll and payroll related costs, freight expenses, costs associated with our investment programs, and acquisition-related operating expenses.

Payroll and payroll related costs represented approximately 54.2% and 54.8% of total operating expenses for the thirteen and thirty-nine week periods ended May 26, 2012, respectively, as compared to approximately 54.9% and 55.4% for the same periods in the prior fiscal year. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year as a result of increased fringe benefit costs and an increase in our sales associate staffing levels as well as other program development and volume-related positions to support our growth initiatives.

We have experienced an increase in the medical costs of our self-insured group health plan for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in fiscal 2011. This is primarily a result of an increase in the average cost per claim. The average cost per claim increased by 21.5% and 8.1% for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year. For the thirteen and thirty-nine week periods ended May 26, 2012, higher inpatient hospital costs were the largest contributor to these cost increases. In addition, the number of medical claims filed increased 6.8% and 13.2% for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year, driven by increased associate participation in the plan.

Freight costs represented approximately 15.8% and 15.5% of total operating expenses for the thirteen and thirty-nine week periods ended May 26, 2012, respectively, as compared to 16.0% and 15.6% for the same periods in the prior fiscal year. These costs increased primarily as a result of increased sales volume.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands)
Income from Operations	$110,859	$98,134	13.0%	$304,210	$255,882	18.9%
Percentage of Net Sales	18.1%	18.4%		17.7%	17.2%

The increase in income from operations for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the prior fiscal year, was primarily attributable to the increases in net sales and gross profit, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales decreased for the thirteen week period ended May 26, 2012, as compared to the same period in the prior fiscal year, primarily as a result of the decline in gross margin percentages, partially offset by the distribution of expenses over a larger revenue base. Income from operations as a percentage of net sales increased for the thirty-nine week period ended May 26, 2012, as compared to the same period in the prior fiscal year, primarily as a result of the distribution of expenses over a larger revenue base, partially offset by the decreases in the gross margin percentages.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$40,642	$35,889	13.2%	$114,070	$96,255	18.5%
Effective Tax Rate	36.66%	36.63%		37.50%	37.66%

The effective tax rate for the thirteen and thirty-nine week periods ended May 26, 2012 was 36.66% and 37.50% compared to 36.63% and 37.66% for the comparable periods in the prior fiscal year. The fluctuations noted resulted from changes in tax laws and regulations in the various jurisdictions in which we operate as well as expiring statutes of limitations.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 26, 2012	May 28, 2011	Percentage Change	May 26, 2012	May 28, 2011	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$70,211	$62,086	13.1%	$190,116	$159,335	19.3%
Diluted Earnings Per Share	$1.10	$0.97	13.4%	$3.00	$2.50	20.0%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 26, 2012, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of May 26, 2012, we held $110.9 million in cash and cash equivalent funds consisting primarily of money market deposit accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Our primary sources of capital have been cash generated from operations. Borrowings under credit agreements together with cash generated from operations, have been used to fund our working capital needs, the costs of acquisitions, investments in our growth, repurchases of our Class A common stock, and to pay dividends. At May 26, 2012, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $3.7 million, as compared to $0 at August 27, 2011.

In June 2011, the Company entered into a $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit

Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the New Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. There were no borrowings outstanding under the Credit Facility as of May 26, 2012 and August 27, 2011.

We are required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fee ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of May 26, 2012, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the thirty-nine week periods ended May 26, 2012 and May 28, 2011 was $145.2 million and $145.3 million, respectively. There are various increases and decreases contributing to this change. The increase in inventories contributed to a decrease in net cash provided by operating activities. The Company increased its inventory to support our net sales growth, maintain its high fill rates on same-day shipping of in-stock products, take advantage of supplier rebate opportunities, and to purchase in advance of anticipated supplier cost increases. In addition, there was an increase in prepaid expenses and other current assets related to prepaid income taxes. This was partially offset by an increase in net income.

Working capital was $700.0 million at May 26, 2012, compared to $586.2 million at August 27, 2011. At these dates, the ratio of current assets to current liabilities was 5.2 and 4.4, respectively. The increase in working capital and the current ratio is primarily related to the generation of positive cash flow in addition to the increases in accounts receivable and inventories as a result of increased net sales.

Net cash used in investing activities for the thirty-nine week periods ended May 26, 2012 and May 28, 2011 was $62.2 million and $29.6 million, respectively. The increase of approximately $32.6 million in net cash used in investing activities resulted primarily from the cash used in the business acquisition of ATS Industrial Supply, Inc., which included a post-closing working capital adjustment of approximately $1.1 million paid out in the fiscal third quarter of 2012. This was partially offset by the cash used in the business acquisition of Rutland Tool & Supply Co during the thirty-nine week period ended May 28, 2011, as well as increased spend in investments in our vending solutions and warehouse and packaging equipment in our customer fulfillment centers.

Net cash used in financing activities for the thirty-nine week periods ended May 26, 2012 and May 28, 2011 was $68.0 million and $100.2 million, respectively. The major components contributing to the use of cash for the thirty-nine week period ended May 26, 2012 were the repurchase of shares of Class A common stock of $48.0 million and the cash dividends paid of $47.3 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $19.6 million. The major components contributing to the use of cash for the thirty-nine week period ended May 28, 2011 were cash dividends paid of $105.2 million, which included the Company’s special cash dividend payment in November 2010 of approximately $63.3 million, and repayments of debt outstanding of $39.3 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $37.4 million.

We paid cash dividends of $47.3 million during the thirty-nine week period ended May 26, 2012 to shareholders of record, which consisted of the regular quarterly cash dividends of $0.25 per share. On June 21, 2012, the Board of Directors declared a dividend of $0.25 per share payable on July 24, 2012 to shareholders of record at the close of business on July 10, 2012. The dividend will result in a payout of approximately $15.7 million, based on the number of shares outstanding at June 22, 2012.

As a distributor, our use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirty-nine week period ended May 26, 2012, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirty-nine week period ended May 26, 2012, we returned $47.3 million to shareholders in the form of cash dividends and repurchased Company stock in the amount of $48.0 million.

On June 20, 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. Upon receiving the necessary government approvals, we will expand capacity through the construction of a new 180,000 square foot Customer Service Center (CSC) in Davidson, North Carolina. In order to implement this strategy, we expect to purchase a 14-acre open space in Davidson, break ground on the new facility in the second half of calendar 2012, and complete construction in calendar 2013. We expect to invest approximately $31.0 million in capital expenditures to construct and outfit the facility in Davidson. Approximately $5.0 million of this capital is expected to be spent in the remainder of fiscal 2012 with the majority of the remaining balance to be spent over the course of fiscal 2013. Additionally, as a result of associate relocations, we have estimated relocation costs ranging between $7.0 million to $10.0 million, depending upon the number of associates who choose to relocate, to be incurred primarily in fiscal years 2013 and 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind. We paid rent under operating leases to the Affiliate for the first thirty-nine weeks of fiscal 2012 of approximately $1.7 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. During the thirty-nine week period ended May 26, 2012, we entered into various capital lease and financing obligations for certain information technology equipment for a total amount of $4.4 million, of which $3.7 million remains outstanding at May 26, 2012. Refer to Note 5 to our condensed consolidated financial statements.

Operating Leases

As of May 26, 2012, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2016.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 26, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 26, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/26/12 – 3/25/12	905	$84.21	—	5,000,000
3/26/12 – 4/25/12	309	83.45	—	5,000,000
4/26/12 – 5/26/12	616,030	72.15	616,030	4,383,970
Total	617,244	$72.17	616,030

(1)	During the thirteen weeks ended May 26, 2012, 1,214 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal 1999, the Board of Directors established the MSC stock repurchase plan (“the Repurchase Plan”). The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of May 26, 2012, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,383,970 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: June 29, 2012	By: /s/ David Sandler Chief Executive Officer (Principal Executive Officer)
Dated: June 29, 2012	By: /s/ Jeffrey Kaczka Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.