Form 10-K
period 2012-09-01
MSC INDUSTRIAL DIRECT CO INC
filed 2012-10-31
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 25, 2012 was approximately $3,695,330,431. As of October 24, 2012, 47,241,983 shares of Class A common stock and 15,510,294 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2013 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

FORWARD-LOOKING STATEMENTS.

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

We operate primarily in the United States, with customers in all 50 states, through a network of five customer fulfillment centers (four customer fulfillment centers are located within the United States and one is located in the United Kingdom (the “U.K.”) and 106 branch offices (104 branches are located within the United States, one is located in the U.K. and the other is located in Mexico). MSC’s customer fulfillment centers are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada and Wednesbury, United Kingdom. Our experience has been that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges. The U.K. operations, as well as our recent acquisition of ATS Industrial Supply, Inc. are excluded from certain measurements, unless otherwise noted, as the impact of their operations is not material to these measurements.

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

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•	our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;
•	we guarantee same-day shipping of our core business products and offer next-day delivery on qualifying orders placed up until 8:00 P.M. Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

•	we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;
•	we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. This includes many features such as sophisticated search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and
•	we offer inventory management solutions with our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $392 in fiscal 2012. We have approximately 325,000 active customers (defined as those that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the MSC Websites, eProcurement platforms or facsimile, and at times through direct communication with our outside sales associates.

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

We believe that there are significant administrative costs associated with generating and manually placing a purchase order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, inventory management solutions, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, as those offered by premier companies, such as MSC.

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability and operating leverage, smaller suppliers to the industrial market are experiencing increasing pressure to consolidate and/or curtail services and certain product lines in order to remain competitive. Even large distributors with extensive field sales forces are finding it increasingly difficult to cost-effectively visit all buyers and provide the support necessary to satisfy customer demands for cost control and improved efficiency. We believe that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of hybrid business models with direct marketing and direct sales organizations such as MSC. As a result of these dynamics, we capture an increased share of sales by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

We believe that we provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through the following:

•	consolidation of multiple sources of supply into fewer suppliers;
•	consolidation of multiple purchase orders into a single purchase order;
•	consolidation of multiple invoices into a single invoice;
•	significant reduction in tracking of invoices;
•	significant reduction in stocking decisions;
•	reduction of purchases for inventory;
•	reduction in out-of-stock situations for our customers;
•	eCommerce and eProcurement integration capabilities; and
•	inventory management solutions including VMI, CMI and vending solutions.

Business Strategy

Our business strategy is to reduce our customers’ total cost for obtaining, using, and maintaining their MRO supplies with superior customer service and value-added offerings. The strategy includes the following key elements:

•	providing a broad selection of in-stock products and offering industry brand and private branded products;
•	providing prompt response, same-day shipping, and next-day delivery;
•	delivering superior, “one call does it all” customer service and technical support;
•	providing a unique specialized technical process to optimize our customers’ tooling usage;
•	offering competitive pricing;
•	targeted direct marketing; and
•	using technology to reduce procurement costs.

Broad Selection of Products.  Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We believe that our ability to offer customers a broad spectrum of industry and private brand and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. We offer approximately 600,000 SKUs that are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping and Next-Day Delivery.  We guarantee same-day shipping of our in-stock products. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. Historically, our results indicate that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available. We offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges.

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

We also offer our customers technical support in our value-added solutions for their diverse procurement needs, as well as customized one-on-one service through our field or telemarketing sales representatives. We continue to develop our technical support capabilities in order to better serve our customers. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity. We deliver this support through a field-based team of metalworking specialists that provide on-site technical applications support for our customers. In addition, we have centralized technical support teams that can provide over the phone and email support to both our sales teams and customers on metalworking and MRO products and applications.

Targeted Direct Marketing Strategy.  Our primary tools for marketing and product reference are our master catalogs used to showcase approximately 600,000 items. In fiscal 2012, our master catalogs were supplemented by over 100 specialty and promotional catalogs and brochures covering such specialty areas as cutting tools, measuring instruments, tooling components, safety, material handling, electrical, hand tools and other MRO categories. We use our database of companies and contacts, and we also purchase information on prospective customers in the form of databases, mailing lists, and email lists to target the distribution of these various publications and other marketing vehicles to specific individuals within an organization whose purchasing history or other criteria suggest receptiveness to specific publication titles and promotions. Specialty and promotional publications are produced in-house, which has resulted in increased productivity through lower costs and more efficient use of advertising space. MSC’s publication circulation decreased to 18.0 million pieces mailed in fiscal 2012 from 18.6 million pieces mailed in fiscal 2011, reflecting our continued focus on improving productivity of direct mail and increasing our online advertising. The quantity of pieces mailed fluctuates from year to year as we balance productivity efforts and shifting marketing online against the development of programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors. We structure these programs and our investment in marketing with a mix of traditional and online media. Our traditional direct marketing tactics are augmented by robust digital marketing programs such as email, search engine marketing, and search engine optimization. This is all part of an ongoing strategy to improve direct marketing productivity, increase overall return on marketing dollars spent, and react to changes in customer purchasing preferences.

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs available on the MSC Websites (approximately 600,000) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable online catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels at their sites, reducing consumption, and providing product accountability. The vending solutions also broaden the range of products customers may purchase from MSC as customers with vending solutions often choose to also reduce their overall number of vendors. MSC’s vending solutions include different kinds of machines such as storage lockers or carousels, that can stand alone or be combined with other machines. They use network or web-based software to enable customers to manage inventory throughout their production areas.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We continue to implement our strategies to gain market share against other suppliers, generate new customers, increase sales to existing customers, and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force and increasing their productivity;
•	expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	increasing sales from existing customers and generating new customers by offering various value-added programs designed to reduce our customers’ supply chain costs, including vendor and customer managed inventory, along with point-of-use vending;
•	expanding our product lines, including the addition of new products and private brand alternatives;
•	improving our direct marketing programs;
•	enhancing our eCommerce capabilities;
•	improving our excellent customer support service and technical support capabilities; and
•	selectively pursuing strategic acquisitions.

Expanding government and national account programs.  We have developed government and national account programs to meet the specific needs of these types of customers. We believe that significant growth opportunities exist within these types of customers and that they are an integral part of our core growth and customer diversification program. Allocating resources to these customers has allowed us to provide better support and expand our customer acquisition and penetration activities, as this is a key component in our overall growth strategy.

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2012, our in-bound sales force totaled 1,150 associates. We believe that continued investment in our sales force enables us to increase our market share, and we will continue to do so. However, we manage the timing of sales force increases based on economic conditions.

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

Increasing sales from existing customers and generating new customers with various value-added programs.  In order to increase sales to existing customers and generate new customers, we offer value-added programs that reduce customers’ acquisition costs for MRO supplies. Value-added programs include business needs analysis inventory management solutions such as vending, VMI, CMI, eCommerce, training, and workflow management tools. Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers.

Increasing the number of product lines and productive SKUs.  We believe that increasing the breadth and depth of our product offerings and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal 2012, through the MSC catalog, we added approximately 14,500 SKUs and removed approximately 17,500 SKUs. In fiscal 2013, in the MSC catalog distributed in September 2012, we added approximately 19,500 new SKUs and removed approximately 17,400 SKUs. Approximately 25% of the new SKUs are MSC private brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Our objective is to continuously and significantly increase the number of SKUs available to our customers through our eCommerce, telesales and catalog channels. In fiscal year 2012, we added approximately 37,500 new SKUs to our ordering database bringing MSC’s total active, saleable SKU count to approximately 935,000. Many of these SKUs were launched through our World Class eCommerce channels including more than 25,000 new SKUs on www.mscdirect.com bringing our total SKUs available for order via the web to approximately 600,000.

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

Enhancing eCommerce capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the Metalworking and MRO market and are supported by the complete service model of the respective MSC company. All qualified orders placed online at mscdirect.com are backed by our same-day shipping guarantee, unless otherwise stated. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customers’ desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites.

Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials ordering process by using Internet-enabled solutions. We have associations with many of these providers, including ARIBA (now part of SAP), Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Improving our excellent customer support service.  Our goal is to anticipate our customers’ service needs. We are continuing to proactively expand the services that we provide and respond and build programs at customer requests. MSC’s “one call does it all” philosophy continues to be the cornerstone of our service model even as the complexity of the needs of our customers continues to grow. This focus on our customers’ needs provides a market differentiator, which enables us to retain existing customers and to grow our customer base. In addition, MSC employs customer comment cards, surveys and other proactive customer outreach tools to maintain an open line of communication with our customers. The feedback from these contact points is used to drive change and improvement that enhances the customer experience. We also continue to develop our technical support capabilities in order to better serve our customers. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. The Company completed one acquisition — ATS Industrial Supply, Inc. during fiscal year 2012.

Products

Our products represent a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission components; and electrical supplies. We believe that by offering a large number of SKUs, we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value-adding products to our existing product categories. Our assortment of products from multiple manufacturers at different price and quality levels, provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific application on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, private brand, and generic products, as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers (including our U.K. operations). One supplier accounted for approximately 5% of our total purchases in fiscal 2012 and 2011. No single supplier accounted for more than 5% of our total purchases in fiscal 2010.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 81% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize five customer fulfillment centers for product shipment. They are located near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada, and Wednesbury, United Kingdom. On July 30, 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio, in order to support our growth strategy and maintain our signature service model.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $392 in fiscal 2012. We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2012), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

Another focus area for our sales force is the execution of contracts with various federal, state, and local government agencies. These relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include large and small military bases, veterans’ hospitals, federal correctional facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, we are also pursuing and are engaged in a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and/or agencies.

Our national account program also includes large, Fortune 1000 companies as well as large privately-held companies, and international companies doing business in the U.S. The MSC value proposition is consistent with the procurement strategies of these companies as they attempt to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain utilizing eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model. One of the ways we are doing this is by creating and hosting a series of executive forums with customers and prospects to discuss the trends and challenges in the manufacturing supply chain. We believe these opportunities enable us to have productive conversations with customers and prospects that help strengthen our relationships and position MSC as a thought leader.

Typically, a customer’s industrial supply purchases are managed by several buyers within their organization responsible for different categories of products. In fiscal year 2012, we began to implement advanced analytics and the findings from an advanced buyer segmentation study to significantly increase the return on our direct marketing investments designed to acquire new customers and build share with current customers. While master catalogs, promotional catalogs and brochures continued to play an important role in our efforts, we accelerated a shift in our spend to search engine marketing, email marketing and online advertising in line with changes in our customers’ buying behavior. We use our own database of over three million contacts together with external mailing lists to target our offline and online investments to buyers with the highest likelihood to buy from MSC. By applying new analytics and moving spend to more efficient online tactics, we reduced publication circulation from 18.6 million pieces mailed in fiscal year 2011 to 18.0 million pieces mailed in fiscal year 2012 while significantly increasing revenue contribution. We continue to produce our catalogs and promotional publications in-house to lower our costs and ensure the most efficient use of advertising space for our suppliers.

As of September 1, 2012, we had 1,150 in-bound sales representatives (including those for our U.K. and Mexico operations) at our call centers and branch offices. These sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. MSC’s “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

Our in-bound sales representatives at our call centers undergo an intensive eight-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the sales representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries, assisting customers with the operation of products and finding the most efficient solutions to manufacturing problems. We entered into an exclusive agreement with ToolingU, a company of the Society of Manufacturing Engineers, to create certified online training for MSC Associates, who are already among the industry’s most highly trained metalworking specialists.

As of September 1, 2012, we had 1,095 field sales representatives (including those for our U.K. and Mexico operations) who work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 106 branch offices. There are 104 branch offices within the United States located in 41 states, and one location in each of the United Kingdom and Mexico. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. There were no branch openings during fiscal 2012.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty, and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which contains a comprehensive offering across all product lines, and the MSC Metalworking catalog, which is focused on our metalworking product offering along with a broad range of ancillary products. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists of customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

MSC’s in-house marketing staff primarily designs and produces all of our catalogs and brochures. Each publication contains photographs, detailed product descriptions and a toll-free telephone number and website address to be used by customers to place a product order. In-house production helps reduce overall expense and shortens production time, allowing us the flexibility to alter our product offerings and pricing and refine our catalogs and brochures more quickly.

While the circulation volume has decreased as part of an ongoing strategy to improve direct marketing productivity and increase overall return on advertising dollars spent, the quantity mailed from year to year may fluctuate as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors.

	Fiscal Years Ended
	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)	September 1, 2012 (53 weeks)
Number of publication titles	110	111	100
Number of publications mailed	21,700,000	18,600,000	18,032,000

Customer Service

One of our goals is to make purchasing our products as convenient as possible. Since a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and our main call centers, mostly located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize online terminals to enter customer orders into computerized order processing systems. In general, our telephone ordering system is flexible and in the event of a local or regional breakdown, it can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed; if the credit is approved, the order is generally electronically transmitted to the customer fulfillment center closest to the customer where the order is shipped. We believe that our relationships with all of our freight carriers are satisfactory. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our eCommerce environment is built upon a combined platform of our own intellectual property, state of the art software components from the world’s leading internet technology providers and world class product data. This powerful combination of resources allows us to deliver an unmatched online shopping experience to our customers with extremely high levels of reliability and resiliency.

Most of our information systems operate over a wide area network and are real-time information systems that allow each customer fulfillment center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an Electronic Data Interchange (“EDI”) purchasing program with our vendors with the objective of allowing us to place orders more efficiently, reduce order cycle processing time, and increase the accuracy of orders placed.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language (“XML”) ordering system to support our customer based purchase order processing. We provide product information and ordering capabilities on the Internet. We also maintain a proprietary hardware and software platform in support of our VMI program which allows customers to integrate scanner-accumulated orders directly into our Sales Order Entry system. Our CMI program allows our customers to simply and effectively replenish inventory, by submitting orders directly to our website. Our customized vending systems are used by our customers in manufacturing plants across the U.S. to help them achieve supply chain and shop floor optimization, through inventory management and reduced tooling and labor costs. Our VMI, CMI and vending capabilities function directly as front-end ordering systems for our E-portal based customers. These solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud based computing.

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

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a large variety of product offerings, financial resources, services or a combination of all of these factors. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

During any given time period we may be impacted by our industrial customers’ plant shutdowns (particularly during the summer months or our fourth fiscal quarter). In fiscal years 2012 and 2011, we experienced a seasonality impact on our sales due to customers’ plant shutdowns, which was offset in fiscal 2012 by the extra week in the fiscal fourth quarter and in fiscal 2011 by our acquisitions in the fourth quarter of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc.

Associates

As of September 1, 2012, we employed 4,982 associates (4,864 full-time and 118 part-time associates), which includes our U.K. and Mexico operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

The Company’s Internet address is http://www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange listing standards. Information on our website does not constitute a part of this Annual Report on Form 10-K.

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

When, as occurred in the recent economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

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

We expect to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including the following:

•	diversion of management’s attention from the normal operation of our business;
•	potential loss of key associates and customers of the acquired companies;
•	difficulties managing and integrating operations in geographically dispersed locations;
•	the potential for deficiencies in internal controls at acquired companies;
•	increases in our expenses and working capital requirements, which reduce our return on invested capital;
•	lack of experience operating in the geographic market or industry sector of the acquired business; and
•	exposure to unanticipated liabilities of acquired companies.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. In addition, our recent expansion of our vending program has placed pressure on our gross margin. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

We operate in a highly competitive industry.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors. In addition, we also face the risk of companies primarily outside of our industry entering our marketplace.

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

Customers are increasingly aware of the total costs of fulfillment, and of their need to have consistent sources of supply at multiple locations. Consistent sources of supply provide not just reliable product quantities, but also consistent pricing, quality, and service capabilities. We believe these customer needs could result in fewer suppliers as the industry consolidates, and as the remaining suppliers become larger and capable of being a consistent source of supply.

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

Our ability to provide same-day shipping and next-day delivery of our core business products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

The terms of our credit facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $200.0 million unsecured credit facility, with the right to increase the aggregate amount available to be borrowed by an additional $250.0 million, in $50.0 million increments, subject to lending group approval, and available through June 2016. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. As of September 1, 2012, we were in compliance with the operating and financial covenants of the credit facility and did not have any borrowings outstanding under the credit facility other than letters of credit which were immaterial as of the end of fiscal 2012. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business. Currently, our cash position exceeds our outstanding debt.

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

We believe that our ability to offer a combination of well-known brand name products and competitively priced private brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices, or the loss of a key brand could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond our control. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Opening or expanding our customer fulfillment centers or customer service centers exposes us to risks of delays and may affect our operating results.

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

On July 30, 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio, in order to support our growth strategy and maintain our signature service model as we grow. We expect to complete construction and begin operation in the fall of 2014.

On June 20, 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, in addition to our current location in Melville, New York in order to support our growth strategy. We have currently broken ground on this facility and expect to complete construction and begin operation in calendar 2013. The opening of the new co-located headquarters requires substantial capital investment and expenditures for real estate and construction in addition to associate relocation costs. We expect to invest approximately $37.5 million in capital expenditures to construct and outfit the facility in Davidson. We spent approximately $4.2 million of this capital in fiscal 2012, with the majority of the remaining balance expected to be spent over the course of fiscal 2013. Additionally, as a result of associate relocations, we have estimated relocation costs ranging between $7.0 million to $10.0 million, depending upon the number of associates who choose to relocate, to be incurred primarily in fiscal years 2013 and 2014. Any substantial or unanticipated delays on the anticipated 2013 opening as well as the determination of the number of associates who choose to relocate may have an impact on our operating results.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal 2012 and fiscal 2011, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 24, 2012, the Chairman of our Board of Directors, his sister, certain of their family members and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 0.6% of the outstanding shares of our Class A common stock, giving them control over approximately 76.8% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We have customer fulfillment centers near the following locations:

Location	Approx. Sq. Ft.	Operational Date
Atlanta, Georgia(1)	721,000	October 1990
Elkhart, Indiana(2)	545,000	March 1996
Harrisburg, Pennsylvania(2)	637,000	January 1997
Reno, Nevada(2)	419,000	November 1999
Wednesbury, United Kingdom(3)	75,000	June 1998

(1)	The related party lease for this facility expires on July 1, 2030. This facility was expanded during fiscal 2010.
(2)	These facilities are owned by MSC.
(3)	This facility is leased.

We maintain 104 branch offices within the United States located in 41 states and one location in each of the United Kingdom and Mexico. The branches range in size from 1,000 to 40,000 square feet. The leases for these branch offices will expire at various periods between November 2012 and December 2020. The aggregate annual lease payments on these branches and the Atlanta and Wednesbury customer fulfillment centers in fiscal 2012 were approximately $11.3 million.

We maintain our headquarters at a 170,000 square foot facility that we own in Melville, New York and maintain office space in a 50,000 square foot facility that we lease in Southfield, Michigan. We believe that our existing facilities are adequate for our current needs and, together with the new facilities discussed below, will be adequate for the foreseeable future; we also expect that suitable additional space will be available as needed.

On June 20, 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. We will expand capacity through the construction of a new 180,000 square foot Customer Service Center in Davidson, North Carolina on 14 acres. We have currently broken ground on this facility and expect to complete construction and begin operation in calendar 2013.

On July 30, 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio, in order to support our growth strategy and maintain our signature service model as we grow. Pending final approvals, we will purchase 70 acres of land in Columbus, intending to break ground on an approximately 400,000 square foot facility in the spring of 2013. We expect to complete construction and begin operation in the fall of 2014.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM.” MSC’s Class B common stock is not traded in any public market.

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 28, 2010 to September 1, 2012.

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended September 1, 2012	High	Low
First Quarter – November 26, 2011	$70.56	$56.13	$0.25
Second Quarter – February 25, 2012	80.74	63.97	0.25
Third Quarter – May 26, 2012	84.27	68.31	0.25
Fourth Quarter – September 1, 2012	74.12	61.90	0.25

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 27, 2011	High	Low
First Quarter – November 27, 2010	$61.33	$44.34	$1.22
Second Quarter – February 26, 2011	66.68	58.14	0.22
Third Quarter – May 28, 2011	79.22	61.32	0.22
Fourth Quarter – August 27, 2011	71.83	49.72	0.22

On July 10, 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $1.00 and $1.88 per share for fiscal 2012 and fiscal 2011, respectively. This policy is reviewed periodically by the Board of Directors.

On October 24, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on November 21, 2012 to shareholders of record at the close of business on November 7, 2012. The dividend will result in a payout of approximately $18.8 million, based on the number of shares outstanding at October 24, 2012.

On October 24, 2012, the last reported sales price for MSC’s Class A common stock on the NYSE was $69.46 per share.

The approximate number of holders of record of MSC’s Class A common stock as of October 24, 2012 was 557. The number of holders of record of MSC’s Class B common stock as of October 24, 2012 was 42.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended September 1, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/27/12 – 06/26/12	—	$—	—	4,383,970
06/27/12 – 07/27/12	238	67.79	—	4,383,970
07/28/12 – 09/01/12	1,373	69.64	—	4,383,970
Total	1,611	$69.37	—

(1)	During the three months ended September 1,2012, 1,611 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.

(3)	During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Plan”. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of September 1, 2012, the maximum number of shares that may yet be repurchased under the Plan was 4,383,970 shares. There is no expiration date for this Plan.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on September 1, 2007 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indexes are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from September 1, 2007 through September 1, 2012

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MSC Industrial Direct Co., Inc., the S&P Midcap 400 Index,
and the Dow Jones US Business Support Services Index

*	$100 invested on 9/1/07 in stock or 8/31/07 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2012 Dow Jones & Co. All rights reserved.

	9/1/07	8/30/08	8/29/09	8/28/10	8/27/11	9/1/12
MSC Industrial Direct Co., Inc.	100.00	100.02	80.29	94.16	124.31	148.12
S&P Midcap 400	100.00	95.78	78.38	87.68	107.75	121.49
Dow Jones US Business Support Services	100.00	94.71	75.15	76.87	99.22	117.90

*	Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 28, 2010, August 27, 2011 and September 1, 2012 and the selected consolidated balance sheet data as of August 27, 2011 and September 1, 2012 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 30, 2008 and August 29, 2009 and the selected consolidated balance sheet data as of August 30, 2008, August 29, 2009, and August 28, 2010 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 30, 2008 (52 weeks)	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)	September 1, 2012 (53 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$1,779,841	$1,489,518	$1,692,041	$2,021,792	$2,355,918
Gross profit	822,512	687,845	766,939	940,925	1,078,203
Operating expenses	502,984	483,127	525,120	591,160	665,987
Income from operations	319,528	204,718	241,819	349,765	412,216
Income taxes	117,116	76,818	90,455	130,544	153,111
Net income	196,243	125,122	150,373	218,786	259,031
Net income per common share:
Basic(2)	3.06	2.01	2.39	3.45	4.12
Diluted(2)	3.02	1.99	2.37	3.43	4.09
Weighted average common shares outstanding:
Basic(2)	63,743	61,798	62,438	62,902	62,434
Diluted(2)	64,508	62,362	62,930	63,324	62,803
Cash dividends declared per common share(3)	$0.74	$0.80	$0.82	$1.88	$1.00
Consolidated Balance Sheet Data (at period end):
Working capital	$378,305	$426,876	$486,251	$586,232	$749,596
Total assets	1,102,726	1,157,547	1,153,323	1,244,423	1,444,876
Short-term debt including capital lease and financing obligations	134,726	154,105	39,361	—	1,007
Long-term debt including capital lease obligations, net of current maturities	98,473	39,365	—	—	2,189
Deferred income taxes and tax uncertainties	42,040	56,808	63,158	79,109	85,061
Shareholders’ equity	711,612	805,536	899,880	993,112	1,187,111
Selected Operating Data:(1)
Active customers	371	343	320	320	325
Approximate Number of SKUs	590	600	600	600	600
Orders entered	5,874	5,034	5,309	5,784	6,150
Number of publications mailed	26,900	28,600	21,700	18,600	18,032
Number of publication titles (not in thousands)	123	120	110	111	100

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
(2)	In the first quarter of fiscal 2010, the Company adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, net income per share was calculated under the new accounting guidance for fiscal 2010 and prior period net income per share data presented has been adjusted retrospectively.
(3)	In the first quarter of fiscal 2011, the Company paid a special cash dividend of $1.00 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We continue to implement our strategies to gain market share against other suppliers and generate new customers, increase sales to existing customers and diversify our customer base by:

•	expanding government and national account programs;
•	expanding our direct sales force and increasing their productivity;
•	expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;
•	increasing sales from existing customers and generating new customers by offering various value-added programs designed to reduce our customers’ supply chain costs, including vendor and customer managed inventory along with vending solutions;
•	expanding the number of product lines and SKUs offered, including generic private brand, and imported products;
•	improving our direct marketing programs;
•	continually developing technological innovations employing modern technologies to reduce our customers’ costs and utilizing extensive eCommerce capabilities, making it even easier and more appealing to do business with MSC;
•	improving our excellent customer support and technical support service; and
•	selectively pursuing strategic acquisitions.

During fiscal years 2012 and 2011, we generally benefited from favorable economic and industry conditions. We believe that our financial results for fiscal years 2012 and 2011 reflect market share gains and greater demand for our products, as well as the execution of our growth strategies, including acquisitions, to increase revenues. For the fiscal years ended September 1, 2012 and August 27, 2011, net sales increased 16.5% (14.3% on an average daily sales basis) and 19.5%, respectively, over the 2011 and 2010 fiscal years. The fiscal 2012 period contained 53 weeks versus 52 weeks in fiscal 2011. We have invested in our business by increasing our sales force, increasing our investment in vending solutions, and making technology investments to improve our electronic procurement tools. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Throughout most of fiscal 2012, there were positive trends in key economic indicators, such as the Institute for Supply Management (“ISM”) index and durable goods orders, which generally indicate industry conditions were improving. However, we began to see the manufacturing measurements slow down as we approached our fiscal fourth quarter of 2012 and these measurements have begun to decline into a contracting manufacturing sector environment during the fiscal fourth quarter. We will continue to monitor the current economic conditions for their impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

We continue to focus on expanding our Large Account Customer business, which consists of our government and national account customers and has become an important component of our overall customer mix, revenue base, and planned business expansion. Servicing this Large Account Customer business is more complex as we look to provide customer specific solutions as our Larger Account Customers continue to focus on ways to drive costs out of their business. By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers, thereby reducing the cyclical nature of our business. However, sales to Federal and state government agencies continue to be constrained by the government spending environment. In addition to our focus on our Large Account Customer business, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases and branch openings based on the economic conditions at the time. We did not open any new branches in fiscal 2012. During fiscal 2011, we opened a new branch in the Charleston, South Carolina area with its own sales force. Sales related to this new branch did not have a significant impact on our total sales for fiscal years 2012 and 2011. We have increased the number of field sales associates to 1,095 (including U.K. and Mexico operations) at September 1, 2012 compared to 1,051 (including U.K. operations) at August 27, 2011.

Our gross profit margin decreased in fiscal 2012 to 45.8% from 46.5% in fiscal 2011. This was driven by increases in product costs, changes in customer and product mix, and lower gross margins from acquired businesses and our vending program. Our gross profit margin increased in fiscal 2011 to 46.5% from 45.3% in fiscal 2010. This was driven by increases in pricing implemented during the 2011 fiscal year, changes in customer and product mix, and increased vendor rebates.

Operating expenses increased 12.7% and 12.6% in fiscal years 2012 and 2011, respectively, as compared to fiscal years 2011 and 2010. This is a result of the increased sales volume related expenses (primarily payroll and payroll related costs and freight expenses), costs associated with our investment programs, acquisition-related operating expenses as well as additional costs associated with the extra week in fiscal 2012. In addition, we incurred operating expenses of approximately $1.2 million in fiscal 2012 related to the establishment of our new co-located headquarters in Davidson, North Carolina. The increase in payroll and payroll related costs in fiscal 2012, as compared to fiscal 2011 is primarily a result of the additional sales associate headcount and increased fringe benefit costs. The payroll and payroll related costs increase in fiscal 2011, as compared to fiscal 2010, primarily resulted from the additional sales associate headcount, as well as increased sales commissions, the reinstatement of our matching contribution under our 401(k) savings plan, and increased other fringe benefit costs. Medical costs of our self-insured group health plan increased in fiscal years 2012 and 2011 as compared to the prior year periods as a result of the increased number of medical claims filed by participants. In fiscal 2012 as compared to fiscal 2011, the average cost per claim also increased. Our income from operations as a percentage of net sales increased to 17.5% for fiscal 2012 from 17.3% for fiscal 2011 as a result of benefits realized from increases in productivity investments and leveraging existing infrastructure, partially offset by the decline in our gross profit margin. Our income from operations as a percentage of net sales increased to 17.3% in fiscal 2011 as compared to 14.3% in fiscal 2010, as a result of increases in gross profit margin, benefits realized from productivity investments, and leveraging existing infrastructure, which were partially offset by an increase in operating expenses.

We expect operating costs to continue to increase throughout fiscal 2013 as compared to fiscal 2012 due to increased sales volumes, compensation expenses, and fringe benefit costs, in addition to costs associated with executing on our vending and other investment programs. We also expect to incur operating costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina. In connection with the new co-location, we have estimated associate relocation costs ranging between $7.0 million to $10.0 million, depending upon the number of associates who choose to relocate, to be incurred primarily in fiscal years 2013 and 2014. We will continue to opportunistically seek additional growth investments that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

During fiscal 2012, we decreased direct mail advertising levels compared to fiscal 2011 levels. The number of active customers (defined as those that have made at least one purchase in the last 12 months) at September 1, 2012 was approximately 325,000, which remained relatively consistent with fiscal 2011 and fiscal 2010 levels. In fiscal 2012, we continued our practice of reducing direct marketing activities with customers who did not generate a positive return on investment.

The ISM index, which measures the economic activity of the United States manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal years 2012 and 2011, including some national account customers. An ISM reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 51.5% for the month of September 2012 and averaged 52.0% during our fiscal year 2012. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, employment, and inventory, are growing whereas production is contracting. There remains uncertainty relating to the current economic environment as the recent measurement trend indicates that the manufacturing sector is contracting. The ISM was trending above 50.0% during the first nine months of our fiscal year 2012 and dropped below 50% in June 2012 for the first time since July 2009 and remained slightly below 50.0% during our fourth quarter of fiscal 2012. This recent declining trend has contributed to heightened caution about future growth rates of the U.S. manufacturing economy. There are increasing concerns relating to macroeconomic factors and the potential impact of the European debt crisis on the U.S. Also, current high unemployment rates, uncertainty relating to the upcoming presidential election, and the instability in the housing market may influence our customers to become more cautious in their purchases of MSC’s products. In addition, growth in sales to governmental agencies continues to be constrained by the government spending environment. Sales to our government accounts represented approximately 9% of our total sales for the fiscal year ended September 1, 2012. We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our CMI, VMI, and vending programs.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Net Sales	$2,355,918	$2,021,792	16.5%	$2,021,792	$1,692,041	19.5%

Net sales increased 16.5% (14.3% on an average daily sales basis), or approximately $334 million for the fiscal year ended 2012. The fiscal 2012 period contained 53 weeks versus 52 weeks in fiscal 2011. We estimate that of this $334 million increase in net sales, an increase of approximately $249 million is volume related, including the impact of the extra week and the impact of the acquisitions of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. in July 2011, which are not currently identifiable, as they have been fully integrated, approximately $19 million is related to the acquisition of ATS Industrial Supply, Inc. in January 2012, and the remaining $66 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $334 million increase in net sales, our national and government account programs (“Large Account Customer”) increased by approximately $61 million and there was an increase in our remaining business of approximately $273 million.

Net sales increased 19.5%, or approximately $330 million for the fiscal year ended 2011. We estimate that of this $330 million increase in net sales, an increase of approximately $280 million is volume related, including the impact of the acquisitions of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. in July 2011, and Rutland Tool & Supply Co. in December 2010, which are not currently identifiable, as they have been fully integrated, and the remaining $50 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $330 million increase in net sales, our Large Account Customer business increased by approximately $80 million and there was an increase in our remaining business of approximately $250 million.

The table below shows the pattern to the change in our fiscal quarterly and annual average daily sales from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company

	(unaudited)
Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2012 vs. 2011	10.4%	15.0%	16.5%	15.4%	14.3%
2011 vs. 2010	15.6%	18.2%	22.2%	22.9%	19.5%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

The trends noted above can be explained by our sales by customer type. Approximately 75% of our business is with manufacturing customers and our non-manufacturing customers represent approximately 25% of our business. The tables below show the pattern to the change in our fiscal quarterly and annual average daily sales by customer type from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Manufacturing Customers

	(unaudited)
Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2012 vs. 2011	11.9%	17.8%	19.4%	19.8%	17.1%
2011 vs. 2010	20.3%	21.9%	24.2%	25.4%	22.8%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Average Daily Sales Percentage Change — Non-Manufacturing Customers

	(unaudited)
Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2012 vs. 2011	7.9%	7.4%	9.2%	4.1%	7.3%
2011 vs. 2010	3.3%	8.6%	11.5%	16.8%	9.7%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

During the fiscal years ended September 1, 2012 and August 27, 2011, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. However, as indicated by the recent ISM measurements and our fiscal fourth quarter sales growth rates, the manufacturing sector is growing at a slower rate. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, an increase in the number of customers served, and extensive supplier feedback on point of sales performance against the rest of their distribution channels. The growth to our non-manufacturing customers was impacted by the limited Federal and State Government budgetary constraints during fiscal years 2012 and 2011.

Exclusive of the U.K., average order size increased to approximately $392 in fiscal 2012 as compared to $359 in fiscal 2011. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Historically, we have reported our business through electronic portals by disclosing sales made through the MSC Websites. During the fourth quarter of fiscal 2012, we adopted a new measurement of sales through all eCommerce platforms. The new measurement for the fourth quarter of fiscal 2012, which measures all sales made through our eCommerce platforms, includes sales made through EDI systems, VMI systems, XML-based systems, vending machine systems, hosted systems and other electronic portals. Because sales made through these other electronic means, have a similar cost-efficiency profile to sales made exclusively through the MSC Websites, we believe that providing a consolidated measurement of all sales made through our eCommerce platforms will provide investors with a meaningful perspective on, and best reflect how management views, our ordering productivity. Sales made through all of our eCommerce platforms were $966.0 million in fiscal 2012, representing 41.0% of consolidated net sales, compared to $809.7 million in fiscal 2011, representing 40.1% of consolidated net sales.

We grew our field sales associate headcount to 1,095 associates at September 1, 2012, an increase of approximately 4.2% from 1,051 associates at August 27, 2011. Field sales associate headcount also increased 8.0% to 1,051 associates at August 27, 2011 from 973 associates at August 28, 2010. These increases support our strategy to acquire new accounts and expand existing accounts across all customer types. Included in the sales force numbers in fiscal years 2012 and 2011 are the sales team for the Charleston, South Carolina branch that opened in fiscal 2011 and the sales teams from the ATS Industrial Supply, Inc. acquisition in fiscal 2012 and the Rutland Tool & Supply Co., American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. acquisitions in fiscal 2011. Sales related to the new branch did not have a significant impact on our total sales during fiscal 2012 and fiscal 2011. We plan to slightly increase our field sales associate headcount through the end of the first quarter of fiscal 2013. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions and our selected mix of growth investments.

We introduced approximately 14,500 new SKUs in our fiscal 2012 catalog and removed approximately 17,500 SKUs. In fiscal 2013, in the MSC catalog distributed in September 2012, we added approximately 19,500 new SKUs and removed approximately 17,400 SKUs. Approximately 25% of the new SKUs are MSC proprietary brands. SKUs are primarily removed as they are consolidated to other items we believe provide our customers equal or higher value and are consistent with our margin expansion initiatives. As our customers have found high value in our eCommerce capabilities and continue to drive a higher percentage of their spend in this direction, we introduced in excess of 25,000 SKUs through our eCommerce channels during fiscal 2012.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Gross Profit	$1,078,203	$940,925	14.6%	$940,925	$766,939	22.7%
Gross Profit Margin	45.8%	46.5%		46.5%	45.3%

Gross profit margin decreased in fiscal 2012 primarily as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from acquired businesses and our vending programs. We expect gross margins to increase in the first quarter of fiscal 2013 from fiscal year 2012 levels as a result of a price increase in the later part of fiscal 2012 in conjunction with the release of our 2012 catalogs. However, price increases are constrained as we continue to experience aggressive pricing pressure from our competition.

Gross profit margin increased in fiscal 2011 primarily as a result of the increase in pricing as well as increased vendor rebates, due to increased inventory purchases to support higher sales volumes. We incorporated a price increase on the first day of fiscal 2011 in conjunction with the release of our 2011 catalogs. In addition, we took an additional mid-year price adjustment, which was partially attributable to commodities inflation, which had begun to impact market pricing. In addition, customer mix has positively impacted gross profit margin in fiscal 2011 as compared to fiscal 2010, as our business other than our Large Account Customers, which we refer to as our remaining business, comprised a larger portion of our sales growth and our remaining business typically generates higher gross profit margins.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Operating Expenses	$665,987	$591,160	12.7%	$591,160	$525,120	12.6%
Percentage of Net Sales	28.3%	29.2%		29.2%	31.0%

The decrease in operating expenses as a percentage of net sales for fiscal years 2012 and 2011 as compared to their respective prior years was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for fiscal 2012, as compared to fiscal 2011, was primarily a result of increases in payroll and payroll related costs, freight, other costs associated with our investment programs which included costs associated with our infrastructure investments, acquisition-related operating expenses, as well as additional costs associated with the extra week in fiscal 2012. In addition, we incurred operating expenses of approximately $1.2 million in fiscal 2012 related to the establishment of our new co-located headquarters in Davidson, North Carolina. The increase in operating expenses in dollars for fiscal 2011, as compared to fiscal 2010, was primarily a result of increases in payroll and payroll related costs, freight, and acquisition-related operating expenses. This was partially offset by a decrease in advertising expenses, resulting from reduced numbers of catalogs and brochures produced and mailed as we continue to refine our targeting as well as a shift of more of our business to electronic channels in fiscal 2011.

Payroll and payroll related costs represented approximately 54.8%, 55.2%, and 55.9% of total operating expenses in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased in fiscal 2012 as compared to fiscal 2011 as a result of increased fringe benefit costs and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. These costs increased in fiscal 2011 as compared to fiscal 2010 as a result of increased sales commissions, an increase in fringe benefit costs, which includes the reinstatement of our matching contribution under our 401(k) savings plan for all eligible associates, and an increase in our field sales associate staffing levels to support our growth initiatives.

We experienced an increase in the medical costs of our self-insured group health plan in fiscal 2012 as compared to fiscal 2011. This is a result of both an increase in the average cost per claim and an increase in the number of medical claims filed by participants. The average cost per claim increased by 6.8% in fiscal 2012 as compared to fiscal 2011. Higher inpatient hospital costs were the largest contributor to these cost increases. In addition, the number of medical claims filed increased 9.4% in fiscal 2012 as compared to fiscal 2011, which is driven by increased associate participation in the plan. The average cost per claim remained approximately the same in fiscal 2011 as compared to fiscal 2010. The number of medical claims filed increased 6.5% in fiscal 2011 as compared to fiscal 2010. While it is uncertain as to whether the medical costs will continue to increase in fiscal 2013, medical cost inflation continues to rise as does the size of our insured population.

Freight costs represented approximately 15.4%, 15.6%, and 15.4% of total operating expenses in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. These costs increased primarily as a result of increased sales volume.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Income from Operations	$412,216	$349,765	17.9%	$349,765	$241,819	44.6%
Percentage of Net Sales	17.5%	17.3%		17.3%	14.3%

Income from operations for fiscal 2012 was $412.2 million, an increase of $62.5 million, or 17.9% as compared to fiscal 2011, and as a percentage of net sales, increased to 17.5% in fiscal 2012 from 17.3% in fiscal 2011. The dollar increase in income from operations for fiscal 2012 was primarily attributable to the increase in net sales and gross profit, offset in part by the increase in operating expenses as described above. For fiscal 2012 compared to fiscal 2011, income from operations as a percentage of net sales increased due to the distribution of expenses over a larger revenue base, partially offset by the decrease in the gross margin percentage.

Income from operations for fiscal 2011 was $349.8 million, an increase of $107.9 million, or 44.6% compared to fiscal 2010, and as a percentage of net sales, increased to 17.3% in fiscal 2011 from 14.3% in fiscal 2010. The dollar increase in income from operations for fiscal 2011 was primarily attributable to the increase in net sales and gross profit, offset in part by the increase in operating expenses as described above. For fiscal 2011 compared to fiscal 2010, income from operations as a percentage of net sales increased due to productivity gains, the distribution of expenses over a larger revenue base, in addition to the increase in the gross margin percentage.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Interest Expense	$(241)	$(258)	(6.6%)	$(258)	$(1,140)	(77.4%)

The decrease in interest expense for fiscal 2011 compared to fiscal 2010 was primarily due to lower average loan balances resulting from the pay down of the outstanding balance on the revolving credit line commitment in fiscal 2010 and the payment of the final installment on the outstanding term loan in the second quarter of fiscal 2011.

The Company did not have any outstanding borrowings under its credit facility as of September 1, 2012 and August 27, 2011 or at any time during the two-year period ended September 1, 2012.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$153,111	$130,544	17.3%	$130,544	$90,455	44.3%
Effective Tax Rate	37.2%	37.4%		37.4%	37.6%

Our fiscal 2012 effective tax rate was 37.2% as compared to 37.4% in fiscal 2011. Our fiscal 2011 effective tax rate was 37.4% compared to 37.6% in fiscal 2010. These fluctuations resulted from changes in the tax laws and regulations in the various jurisdictions in which we operate and favorable settlements of state tax audits.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	September 1, 2012	August 27, 2011	Percentage Change	August 27, 2011	August 28, 2010	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$259,031	$218,786	18.4%	$218,786	$150,373	45.5%
Diluted Earnings Per Share	$4.09	$3.43	19.2%	$3.43	$2.37	44.7%

The results which affected net income and diluted earnings per share for fiscal 2012 and fiscal 2011 as compared to prior periods have been discussed above. We repurchased approximately 0.7 million and 1.2 million shares of our Class A common stock fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

As of September 1, 2012, we held $168.5 million in cash and cash equivalent funds consisting primarily of money market accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Our primary sources of capital have been cash generated from operations. Cash generated from operations has been used to fund our working capital needs, repurchase shares of our Class A common stock, and to pay dividends. At September 1, 2012, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $3.2 million. There were no borrowings outstanding at August 27, 2011.

In June 2011, we entered into a $200.0 million unsecured credit facility (“Credit Facility”). We have the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016. Our old credit facility matured on June 8, 2011, and terminated at maturity in accordance with its terms.

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

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of September 1, 2012, the Company is in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the fiscal years ended September 1, 2012 and August 27, 2011 was $234.3 million and $210.0 million, respectively. The increase of approximately $24.3 million in net cash provided from operations resulted primarily from an increase in net income and a smaller increase in the change in accounts payable and accrued liabilities over the prior fiscal year. The smaller increase in the change in accounts payable and accrued liabilities over the prior fiscal year is a result of timing differences with vendor payments as well as a lower accrual in fiscal 2012 related to payroll and incentive compensation.

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

Working capital was $749.6 million at September 1, 2012, compared to $586.2 million at August 27, 2011. At these dates, the ratio of current assets to current liabilities was 5.4 and 4.4, respectively. The increase in working capital and the current ratio is primarily related to increases in cash, accounts receivable and inventories as a result of increased net sales.

Net cash used in investing activities for the fiscal years ended September 1, 2012 and August 27, 2011 was $81.1 million and $54.4 million, respectively. The increase of approximately $26.7 million in net cash used in investing activities resulted primarily from an increase in the expenditures for property, plant, and equipment. The increase in the purchase of property, plant, and equipment in fiscal 2012 as compared to fiscal 2011 was primarily due to increased investments in our vending solutions as well as the purchase of land in Davidson, NC. In addition, cash used in business acquisitions increased by approximately $4.5 million in fiscal 2012 as compared to 2011 resulting from the acquisition of ATS Industrial Supply, Inc. in fiscal 2012.

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

Net cash used in financing activities for the fiscal years ended September 1, 2012 and August 27, 2011 was $80.6 million and $180.8 million, respectively, a decrease of $100.2 million. In fiscal 2011, the Company made a special cash dividend payment in November 2010 of approximately $63.3 million and paid down its outstanding balance on the revolving credit line commitments of $39.4 million.

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

Our Board of Directors has established the MSC Stock Repurchase Plan (the “Plan”). The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On October 21, 2011, our Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5.0 million shares. We repurchased approximately 0.6 million shares of our Class A common stock in the open market for approximately $44.4 million in fiscal 2012. We repurchased approximately 1.2 million shares of our Class A common stock in the open market for approximately $66.6 million in fiscal 2011. This does not include shares withheld in satisfaction of associate tax withholding obligations relating to restricted share awards. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 52,000 and 53,000 shares of treasury stock during fiscal 2012 and fiscal 2011, respectively, to fund our Associate Stock Purchase Plan.

Our Board of Directors instituted a policy of paying regular quarterly cash dividends to shareholders. This policy is reviewed periodically by our Board of Directors. We paid dividends to shareholders totaling $63.2 million, $119.6 million and $51.7 million, in fiscal 2012, fiscal 2011, and fiscal 2010 respectively. Fiscal 2011 included a special dividend of $1.00 per share paid on November 16, 2010.

On October 24, 2012, our Board of Directors declared a dividend of $0.30 per share payable on November 21, 2012 to shareholders of record at the close of business on November 7, 2012. The dividend will result in a payout of approximately $18.8 million, based on the number of shares outstanding at October 24, 2012.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, and building and leasehold improvements, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in fiscal 2012 and fiscal 2011, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in fiscal 2012 we completed a business acquisition in the amount of approximately $33.5 million (including a post closing working capital adjustment of $1.2 million), returned $63.0 million to shareholders in the form of cash dividends, and repurchased $48.1 million of our common stock.

In June 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. In August 2012, we purchased a 14-acre open space in Davidson, and broke ground on a new 180,000 square foot Customer Service Center facility. We anticipate completing construction in calendar 2013. We expect to invest approximately $37.5 million in capital expenditures to construct and outfit the facility in Davidson. We spent approximately $4.2 million of this capital in fiscal 2012, with the majority of the remaining balance expected to be spent over the course of fiscal 2013. Additionally, as a result of associate relocations, we have estimated relocation costs ranging between $7.0 million to $10.0 million, depending upon the number of associates who choose to relocate, to be incurred primarily in fiscal years 2013 and 2014.

In July 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio. We expect to invest approximately $55 million in capital expenditures to construct and outfit the facility in Columbus, substantially all of which is expected to be spent over the course of fiscal years 2013 and 2014. We expect to complete construction and begin operation in the fall of 2014.

We believe based on our current business plan that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Contractual Obligations

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of September 1, 2012 and August 27, 2011. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts). Effective November 1, 2010, we relocated from the branch office owned by another affiliated real estate entity and currently lease only our Atlanta Customer Fulfillment Center from an Affiliate. We paid rent under an operating lease to the Affiliate of approximately $2.3 million, $2.2 million, and $2.3 million for fiscal years 2012, 2011, and 2010, respectively, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value at its inception.

The following table summarizes our contractual obligations at September 1, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non Affiliates(1)	$46,447	$15,083	$22,851	$7,260	$1,253
Operating lease obligations with Affiliates(1)	43,651	2,293	4,610	4,703	32,045
Capital lease obligations and financing obligations with non Affiliates(2)	3,196	1,007	2,189	—	—
Total contractual obligations	$93,294	$18,383	$29,650	$11,963	$33,298

(1)	Certain of our operations are conducted on leased premises, one of which is leased from an Affiliate, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2017.
(2)	During the fiscal year ended September 1, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment, which expire on varying dates through 2016.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2012, 2011 and 2010, actual results did not vary materially from estimated amounts.

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

Goodwill and Indefinite Lived Intangible Assets

The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. During the third quarter of fiscal 2012, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) new accounting guidance, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company completed the annual impairment testing using this qualitative approach for its single operating segment and reporting unit structure in its fiscal fourth quarter of 2012. The results of the test indicated that based on the qualitative assessment, it was not likely that its fair value is less than its carrying amount. Therefore, the two-step quantitative goodwill impairment test was not necessary.

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

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the FASB and the Securities and Exchange Commission (the “SEC”). Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued updated guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The Company elected to early adopt this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

On June 8, 2011, the Company entered into a new $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments,subject to lending group approval. This Credit Facility will mature on June 8, 2016. The Company’s old credit facility, of a $150.0 million revolving credit line commitment matured on June 8, 2011, and was terminated at maturity in accordance with its terms.

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

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. At September 1, 2012, the Company was in compliance with the operating and financial covenants of the Credit Facility. As of September 1, 2012, the Company did not have any borrowings outstanding under the Credit Facility.

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

Foreign Currency Risks

Approximately 98% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. To the extent that we engage in more significant international sales in the future, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We conducted our audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of September 1, 2012 and August 27, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at September 1, 2012 and August 27, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of September 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 31, 2012

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 1, 2012	August 27, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,453	$95,959
Accounts receivable, net of allowance for doubtful accounts of $6,934 and $6,184, respectively	297,215	266,545
Inventories	393,412	344,854
Prepaid expenses and other current assets	29,313	22,545
Deferred income taxes	31,718	28,531
Total current assets	920,111	758,434
Property, plant and equipment, net	174,597	148,813
Goodwill	289,124	277,431
Identifiable intangibles, net	51,212	48,308
Other assets	9,832	11,437
Total assets	$1,444,876	$1,244,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease and financing obligations	$1,007	$—
Accounts payable	96,640	95,538
Accrued liabilities	72,868	76,664
Total current liabilities	170,515	172,202
Capital lease obligations, net of current maturities	2,189	—
Deferred income taxes and tax uncertainties	85,061	79,109
Total liabilities	257,765	251,311
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 52,581,838 and 51,123,180 shares issued, respectively	53	51
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 15,560,294 and 16,400,474 shares issued and outstanding, respectively	16	16
Additional paid-in capital	483,682	439,035
Retained earnings	970,965	775,149
Accumulated other comprehensive loss	(2,443)	(2,085)
Class A treasury stock, at cost, 5,342,091 and 4,722,706 shares, respectively	(265,162)	(219,054)
Total shareholders’ equity	1,187,111	993,112
Total liabilities and shareholders’ equity	$1,444,876	$1,244,423

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For The Fiscal Years Ended
	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
NET SALES	$2,355,918	$2,021,792	$1,692,041
COST OF GOODS SOLD	1,277,715	1,080,867	925,102
Gross profit	1,078,203	940,925	766,939
OPERATING EXPENSES	665,987	591,160	525,120
Income from operations	412,216	349,765	241,819
OTHER (EXPENSE) INCOME:
Interest expense	(241)	(258)	(1,140)
Interest income	196	58	165
Other expense, net	(29)	(235)	(16)
Total other expense	(74)	(435)	(991)
Income before provision for income taxes	412,142	349,330	240,828
Provision for income taxes	153,111	130,544	90,455
Net income	$259,031	$218,786	$150,373
PER SHARE INFORMATION:
Net income per common share:
Basic	$4.12	$3.45	$2.39
Diluted	$4.09	$3.43	$2.37
Weighted average shares used in computing net income per common share:
Basic	62,434	62,902	62,438
Diluted	62,803	63,324	62,930

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For The Fiscal Years Ended
	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
Net income, as reported	$259,031	$218,786	$150,373
Cumulative foreign currency translation adjustment	(358)	575	(592)
Comprehensive income	$258,673	$219,361	$149,781

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2012 (53 weeks),
AUGUST 27, 2011 (52 weeks) AND AUGUST 28, 2010 (52 weeks)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at cost	Total
BALANCE, August 29, 2009	46,869	$47	18,390	$18	$336,092	$577,321	$(2,068)	2,621	$(105,874)	$805,536
Exchange of Class B common stock for Class A common stock	465	—	(465)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,607	877	1	—	—	28,409	—	—	—	—	28,410
Common stock issued under associate stock purchase plan	—	—	—	—	289	—	—	(61)	2,309	2,598
Grant of restricted common stock, net of cancellation	169	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,525	—	—	—	—	13,525
Purchase of treasury stock	—	—	—	—	—	—	—	968	(48,244)	(48,244)
Cash dividends paid on Class A common stock	—	—	—	—	—	(36,730)	—	—	—	(36,730)
Cash dividends paid on Class B common stock	—	—	—	—	—	(14,996)	—	—	—	(14,996)
Net income	—	—	—	—	—	150,373	—	—	—	150,373
Cumulative translation adjustment	—	—	—	—	—	—	(592)	—	—	(592)
BALANCE, August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	1,525	2	(1,525)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $6,973	1,060	1	—	—	44,655	—	—	—	—	44,656
Common stock issued under associate stock purchase plan	—	—	—	—	949	—	—	(53)	2,034	2,983
Grant of restricted common stock, net of cancellation	158	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,768	—	—	—	—	14,768
Purchase of treasury stock	—	—	—	—	—	—	—	1,248	(69,279)	(69,279)
Cash dividends paid on Class A common stock	—	—	—	—	—	(86,234)	—	—	—	(86,234)
Cash dividends paid on Class B common stock	—	—	—	—	—	(33,023)	—	—	—	(33,023)
Issuance of dividend equivalent units	—	—	—	—	348	(348)	—	—	—	—
Net income	—	—	—	—	—	218,786	—	—	—	218,786
Cumulative translation adjustment	—	—	—	—	—	—	575	—	—	575
BALANCE, August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	840	1	(840)	—	—	—	—	—	—	1
Exercise of common stock options, including income tax benefits of $5,376	538	1	—	—	27,797	—	—	—	—	27,798
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(52)	1,990	3,387
Grant of restricted common stock, net of cancellation	81	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,262	—	—	—	—	15,262
Purchase of treasury stock	—	—	—	—	—	—	—	671	(48,098)	(48,098)
Cash dividends paid on Class A common stock	—	—	—	—	—	(46,926)	—	—	—	(46,926)
Cash dividends paid on Class B common stock	—	—	—	—	—	(16,098)	—	—	—	(16,098)
Issuance of dividend equivalent units	—	—	—	—	191	(191)	—	—	—	—
Net income	—	—	—	—	—	259,031	—	—	—	259,031
Cumulative translation adjustment	—	—	—	—	—	—	(358)	—	—	(358)
BALANCE, September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2012, AUGUST 27, 2011 AND AUGUST 28, 2010

(In thousands)

	For The Fiscal Years Ended
	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,031	$218,786	$150,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,723	29,159	26,049
Stock-based compensation	15,262	14,768	13,525
Loss on disposal of property, plant and equipment	1,129	116	18
Provision for doubtful accounts	3,560	2,733	1,892
Deferred income taxes and tax uncertainties	2,765	15,270	6,456
Excess tax benefits from stock-based compensation	(4,888)	(7,356)	(4,774)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(30,213)	(38,304)	(57,884)
Inventories	(45,306)	(46,895)	(39,748)
Prepaid expenses and other current assets	(6,598)	(1,782)	(3,359)
Other assets	1,268	2,019	2,126
Accounts payable and accrued liabilities	3,551	21,448	55,183
Total adjustments	(24,747)	(8,824)	(516)
Net cash provided by operating activities	234,284	209,962	149,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(47,691)	(25,479)	(30,304)
Cash used in business acquisitions, net of cash received	(33,451)	(28,948)	—
Net cash used in investing activities	(81,142)	(54,427)	(30,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(48,098)	(69,279)	(48,244)
Payment of cash dividends	(63,024)	(119,257)	(51,726)
Payments on capital lease and financing obligations	(1,385)	—	—
Excess tax benefits from stock-based compensation	4,888	7,356	4,774
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,387	2,983	2,598
Proceeds from exercise of Class A common stock options	22,422	37,683	22,803
Borrowings under the financing obligation	1,192	—	—
Paydown of the revolving credit line commitment from credit facility	—	—	(95,000)
Credit facility financing costs	—	(938)	—
Repayments of notes payable under the credit facility and other notes	—	(39,361)	(59,109)
Net cash used in financing activities	(80,618)	(180,813)	(223,904)
Effect of foreign exchange rate changes on cash and cash equivalents	(30)	46	(30)
Net increase (decrease) in cash and cash equivalents	72,494	(25,232)	(104,381)
CASH AND CASH EQUIVALENTS, beginning of year	95,959	121,191	225,572
CASH AND CASH EQUIVALENTS, end of year	$168,453	$95,959	$121,191
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$145,651	$109,001	$77,682
Cash paid during the year for interest	$55	$93	$1,030

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with headquarters in Melville, New York. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 106 branch offices and five customer fulfillment centers located near Harrisburg, Pennsylvania; Elkhart, Indiana; Atlanta, Georgia; Reno, Nevada; and Wednesbury, United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2011 and 2010 contain activity for 52 weeks. Fiscal year 2012 is a 53 week period with the extra week occurring in the Company’s fiscal fourth quarter. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 325,000 active customer accounts (customers that have made at least one purchase in the last 12 months) at September 1, 2012. The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill impairment is assessed based on the FASB’s new accounting guidance, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company no longer is required under the new guidance to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Goodwill increased $11,693 in fiscal 2012, related to the acquisition of ATS Industrial Supply, Inc. (“ATS”). Based on the qualitative assessments performed by the Company in its fiscal fourth quarter of 2012, there was no indicator of impairment of goodwill or intangible assets that have indefinite lives for fiscal years 2012, 2011 and 2010.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The components of the Company’s other intangible assets for the fiscal years ended September 1, 2012 and August 27, 2011 are as follows:

	Weighted Average Useful Life (in years)	For the Fiscal Years Ended
		September 1, 2012		August 27, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5 - 10	$68,160	$(33,826)	$56,460	$(26,711)
Non-Compete Agreements	2 - 3	1,348	(395)	360	(23)
Contract Rights	10	23,100	(14,437)	23,100	(12,127)
Trademark	1 - 2	480	(273)	360	(23)
Trademarks and License Agreement	Indefinite	7,055	—	6,912	—
Total		$100,143	$(48,931)	$87,192	$(38,884)

The Company recorded approximately $143 and $346 of intangible assets in fiscal years 2012 and 2011, respectively, relating to the registration and application of new trademarks. In addition, acquired intangible assets of approximately $12,808 and $6,900, consisting primarily of customer relationships, were recorded in fiscal years 2012 and 2011. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $10,047, $7,689, and $7,340 for the fiscal years ended 2012, 2011, and 2010, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2013	$10,729
2014	10,364
2015	10,172
2016	7,896
2017	1,463

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets, property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2012, 2011 and 2010.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($7,355 and $8,786 at September 1, 2012 and August 27, 2011, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $14,090, $14,219 and $17,193 for the fiscal years ended 2012, 2011, and 2010, respectively.

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

Vendor Consideration

The Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is reflected in operating expenses in the consolidated statements of income. In addition, the Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to the cost of goods sold in the consolidated statements of income when the inventory is sold.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $102,550, $92,442, and $80,854 for the fiscal years ended 2012, 2011, and 2010, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $300 per participant during a September 1 plan year. Benefits paid in excess of $300 are reimbursed to the plan under the Company’s stop loss policy pursuant to an arrangement in effect through the end of August 2012. Effective September 1, 2012, the maximum liability was increased to $500 per participant. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal 2012, 2011 and 2010 was approximately $43,988, $37,429, and $34,318, respectively.

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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2012, 2011 and 2010 were $5,656, $5,900 and $6,253, respectively. Tax benefits related to this expense for fiscal 2012, 2011 and 2010 were $2,061, $2,156 and $2,318, respectively. The Company has been granting Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

The stock-based compensation expense related to unvested restricted stock awards included in operating expenses was $7,448, $7,053 and $7,272 for the fiscal years 2012, 2011, and 2010 respectively. The stock-based compensation expense related to a restricted stock unit award included in operating expenses was $2,158 and $1,815 for the fiscal years 2012 and 2011 respectively.

Related Party Transactions

The Company is currently affiliated with one real estate entity (the “Affiliate”). The Affiliate is owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson). The Company leases a customer fulfillment center located near Atlanta, Georgia from its Affiliate. Monthly rental payments range from approximately $191 to $218 over the remaining lease term. See Note 12 for a discussion of leases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at September 1, 2012 and August 27, 2011.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $5,376 and $8,272 as of September 1, 2012 and August 27, 2011, respectively.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) and Mexico branches are not significant to the Company’s total operations. For fiscal 2012, the U.K. operations represented less than 3% of the Company’s consolidated net sales and the Mexico operations represented less than 1% of the Company’s consolidated net sales.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued updated guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The Company elected to early adopt this guidance in the third quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

As of September 1, 2012 and August 27, 2011, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $104,529 and $19,825, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of September 1, 2012 and August 27, 2011 due to the short-term maturity of these items. In addition, based on borrowing rates currently

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

3. FAIR VALUE  – (continued)

available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the fiscal years ended September 1, 2012 and August 27, 2011, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

In June 2008, the FASB issued amendments to Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”), which the Company adopted at the beginning of its 2010 fiscal year. The Company’s non-vested restricted share awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common stock shares and participating securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended September 1, 2012, August 27, 2011and August 28, 2010, respectively:

	For the Fiscal Years Ended
	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
Net income as reported	$259,031	$218,786	$150,373
Less: Distributed net income available to participating securities	(351)	(932)	(411)
Less: Undistributed net income available to participating securities	(1,758)	(948)	(960)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$256,922	$216,906	$149,002
Add: Undistributed net income allocated to participating securities	1,758	948	960
Less: Undistributed net income reallocated to participating securities	(1,748)	(942)	(953)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$256,932	$216,912	$149,009
Denominator:
Weighted average shares outstanding for basic net income per share	62,434	62,902	62,438
Effect of dilutive securities	369	422	492
Weighted average shares outstanding for diluted net income per share	62,803	63,324	62,930
Net income per share Two-Class Method:
Basic	$4.12	$3.45	$2.39
Diluted	$4.09	$3.43	$2.37

Antidilutive stock options (5 shares at August 27, 2011) were not included in the computation of diluted earnings per share.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

5. BUSINESS COMBINATIONS

On January 31, 2012, the Company acquired certain assets and assumed certain liabilities of ATS Industrial Supply, Inc. (“ATS”). ATS is a leading metalworking and MRO industrial distributor in the Rocky Mountain region with over 40 years' experience distributing a broad range of industrial tools, cutting tools, abrasives, machinery, precision instrument supplies, and other MRO-related supplies to a large customer base ranging from small machine shops and fabricators to some of the largest aerospace and manufacturing concerns in the country. The strategic combination adds to the Company’s presence in this region and broadens the customer base. For the fiscal year ending September 1, 2012, $20,126 of revenue and $1,554 of income before income tax relating to the acquired ATS business were included in the condensed consolidated statements of income since the date of acquisition.

The acquisition of ATS was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Acquisition-related expenses totaling $2,223 have been recorded as operating expenses in the Company’s consolidated statement of income for the fiscal year ending September 1, 2012. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The cash purchase price for the acquisition was $32,204.

The purchase price allocation is summarized in the following table:

Inventory	$3,487
Accounts Receivable	4,330
Intangible Assets	12,808
Goodwill	11,693
Property, Plant and Equipment	336
Other Assets	184
Total Assets Acquired	$32,838
Total Liabilities Assumed	634
Net Assets Acquired	$32,204

Acquired intangible assets with a fair value of $12,808, consisted primarily of customer relationships of $11,700 with a useful life of 8 years. The goodwill amount of $11,693 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the expected synergies. This goodwill will not be amortized and will be tested for impairment at least annually. All of the goodwill recognized as a result of the ATS acquisition is expected to be deductible for tax purposes and will be amortized for tax purposes over 15 years. Pro forma information related to the acquisition is not presented because the impact of the acquisition, either individually or in the aggregate, on the Company’s consolidated results of operations is not considered to be significant.

In addition, the Company recorded a post closing working capital adjustment in the amount of $1,247, which was paid out to the sellers of American Tool Supply, Inc. in October 2011, related to the acquisition closed in fiscal 2011.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	September 1, 2012	August 27, 2011
Land	—	$16,039	$11,555
Building and improvements	40	81,266	80,019
Leasehold improvements	The lesser of lease term or 31.5	3,993	5,420
Furniture, fixtures and equipment	3 – 15	120,724	134,318
Automobiles	5	447	548
Computer systems, equipment and software	3 – 5	174,349	118,155
		396,818	350,015
Less: accumulated depreciation and amortization		222,221	201,202
Total		$174,597	$148,813

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $973 and $1,015 at September 1, 2012 and August 27, 2011, respectively.

Depreciation expense was $24,676, $21,470 and $18,709 for the fiscal years ended September 1, 2012, August 27, 2011, and August 28, 2010, respectively.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 1, 2012	August 27, 2011	August 28, 2010
Current:
Federal	$128,640	$99,034	$74,917
State and local	18,421	15,986	10,916
	147,061	115,020	85,833
Deferred:
Federal	4,797	15,385	4,303
State and local	1,253	139	319
	6,050	15,524	4,622
Total	$153,111	$130,544	$90,455

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

7. INCOME TAXES  – (continued)

Significant components of deferred tax assets and liabilities are as follows:

	September 1, 2012	August 27, 2011
Deferred tax liabilities:
Depreciation	$(41,812)	$(37,544)
Deferred catalog costs	(1,779)	(2,435)
Goodwill	(35,841)	(30,216)
	(79,432)	(70,195)
Deferred tax assets:
Accounts receivable	2,030	1,753
Inventory	5,703	5,589
Deferred compensation	1,272	1,061
Stock based compensation	9,981	9,129
Intangible amortization	7,027	5,037
Other	5,705	5,962
	31,718	28,531
Net Deferred Tax Liabilities	$(47,714)	$(41,664)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	September 1, 2012	August 27, 2011	August 28, 2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.7	2.8	2.8
Other, net	(0.5)	(0.4)	(0.2)
Effective income tax rate	37.2%	37.4%	37.6%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2012 and 2011 were as follows:

	September 1, 2012	August 27, 2011
Beginning Balance	$11,393	$10,836
Additions for tax positions relating to current year	2,294	2,679
Additions for tax positions relating to prior years	74	1,064
Reductions for tax positions relating to prior years	(1,540)	(663)
Settlements	(1,144)	—
Lapse of statute of limitations	(3,266)	(2,523)
Ending Balance	$7,811	$11,393

Included in the balance of unrecognized tax benefits at September 1, 2012 is $1,552 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes in Federal and state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal 2012 and 2011 provisions include interest and penalties of $79 and ($26), respectively. The Company has accrued $253 and $642 for interest and penalties as of September 1, 2012 and August 27, 2011, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations and state jurisdictions through fiscal 2008.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 1, 2012	August 27, 2011
Accrued payroll, bonus and fringe	$38,644	$44,021
Accrued advertising	3,168	3,741
Accrued sales, property and income taxes	10,759	10,097
Accrued other	20,297	18,805
Total accrued liabilities	$72,868	$76,664

9. DEBT AND CAPITAL LEASE OBLIGATIONS

In June 2011, the Company entered into a new $200,000 unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at September 1, 2012 was 1.24%, which represents LIBOR plus 1.0%.

The Company is required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fee ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. At September 1, 2012 and August 27, 2011, the Company was in compliance with the operating and financial covenants and did not have any borrowings outstanding under the Credit Facility other than letters of credit which were immaterial as of the end of fiscal 2012.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the fiscal year ended September 1, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,582.

The amount due under all capital leases and financing arrangements at September 1, 2012 was approximately $3,196, of which $1,007 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at September 1, 2012 was approximately $3,751. Amortization expense of property and equipment acquired under these capital leases

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

9. DEBT AND CAPITAL LEASE OBLIGATIONS  – (continued)

and financing arrangements was approximately $560 for the fiscal year ended 2012. At September 1, 2012, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2013	$1,007
2014	894
2015	911
2016	384
Total	$3,196

10. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Plan”). On October 21, 2011, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000 shares. As of September 1, 2012, the maximum number of shares that may yet be repurchased under the Plan was 4,384 shares. The Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2012 and fiscal 2011, the Company repurchased 671 shares and 1,248 shares, respectively, of its Class A common stock for $48,098 and $69,279, respectively. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and include treasury stock as a component of stockholders’ equity in the accompanying consolidated financial statements.

The Company reissued approximately 52 and 53 shares of treasury stock during fiscal 2012 and fiscal 2011, respectively, to fund the Associate Stock Purchase Plan (Note 11).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock. Shares of preferred stock have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of September 1, 2012, there were no shares of preferred stock issued or outstanding.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. SHAREHOLDERS’ EQUITY  – (continued)

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 24, 2012, the Board of Directors declared a quarterly cash dividend of $0.30 per share payable on November 21, 2012 to shareholders of record at the close of business on November 7, 2012. The dividend will result in a payout of approximately $18,826, based on the number of shares outstanding at October 24, 2012.

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

Stock Options

A summary of the status of the Company’s stock options at September 1, 2012, August 27, 2011 and August 28, 2010 and changes during the fiscal years then ended is presented in the table and narrative below:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	1,697	$44.17	2,394	$38.76	2,759	$33.65
Granted	308	66.69	364	54.67	515	44.17
Exercised	(538)	41.65	(1,060)	35.56	(879)	25.95
Cancelled/forfeited	(90)	50.39	(1)	14.26	(1)	14.45
Outstanding – end of year	1,377	49.79	1,697	44.17	2,394	38.76
Exercisable – end of year	505	42.68	584	39.46	1,174	34.42
Weighted average fair value of options granted	$17.67		$14.48		$12.49

The total intrinsic value of options exercised during the fiscal years ended September 1, 2012, August 27, 2011 and August 28, 2010 was $16,185, $28,520, and $22,177, respectively. As of September 1, 2012, the total intrinsic value of options exercisable was $13,444 and the total intrinsic value of options outstanding was $26,864. The unrecognized share-based compensation cost related to stock option expense at September 1, 2012 was $7,785 and will be recognized over a weighted average of 1.65 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Expected life (years)	4.8	4.8	4.8
Risk-free interest rate	1.0%	1.1%	2.2%
Volatility	35.2%	35.1%	35.2%
Dividend yield	1.70%	1.70%	1.70%

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. ASSOCIATE BENEFIT PLANS  – (continued)

The risk-free interest rate represents the United States Treasury Bond constant maturity yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding, based on the mid-point between the weighted time-to-vesting and the contractual expiration date of the option. The expected volatility is based on the historical market price volatility of the Company’s common stock for the expected term of the options.

The following table summarizes information about stock options outstanding and exercisable at September 1, 2012:

Range of Exercise Prices	Number of Options Outstanding at September 1, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number of Options Exercisable at September 1, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$23.41 – $28.30	55	1.1	$23.46	$2,501	55	1.1	$23.46	$2,501
28.31 – 38.07	189	3.1	37.99	5,926	80	3.1	37.89	2,510
38.08 – 42.78	95	1.2	41.81	2,599	95	1.2	41.81	2,599
42.79 – 66.69	1,038	4.8	54.05	15,838	275	3.6	48.17	5,834
	1,377	4.2	$49.79	$26,864	505	2.8	$42.68	$13,444

Restricted Stock Awards

A summary of the activity of the unvested restricted stock awards granted under the 2005 Omnibus Incentive Plan for the fiscal year ended September 1, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at August 27, 2011	618	$46.18
Granted	132	67.44
Vested	(164)	41.60
Forfeited/Cancelled	(51)	50.82
Nonvested at September 1, 2012	535	$52.37

The fair value of shares vested during the fiscal year ended September 1, 2012 and August 27, 2011 was $6,804 and $6,154, respectively.

The unrecognized compensation cost related to the unvested restricted shares at September 1, 2012 is $15,330 and will be recognized over a weighted-average period of 2.13 years.

Restricted Stock Units

On October 19, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Agreement (“RSU Agreement”) to the Company’s President and Chief Executive Officer. The RSU Agreement covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Agreement. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the fiscal years ended September 1, 2012 and August 27, 2011, non-vested restricted stock units (including dividend equivalents) covering 192 and 189 shares, respectively, were granted and remain outstanding with a weighted-average grant date fair value of $54.90 and $54.68 per share, respectively. The unrecognized compensation cost related to the RSUs at September 1, 2012 was $6,027 and is expected to be recognized over a period of 3.10 years.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. ASSOCIATE BENEFIT PLANS  – (continued)

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of September 1, 2012, approximately 213 shares remain reserved for issuance under this plan. Associates purchased approximately 52 and 53 shares of common stock during fiscal 2012 and 2011 at an average per share price of $64.71 and $55.70, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2012, 2011, and 2010, the Company contributed $4,738, $4,036 and $860, respectively, to the plan. The Company contributions are discretionary. Effective with compensation paid on or after March 29, 2009, the Company temporarily suspended its employer matching contributions to eligible participants and reinstated its matching contribution as of May 23, 2010.

12. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, one of which is leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, and Marjorie Gershwind Fiverson, Mr. Jacobson’s sister. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2020. At September 1, 2012, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2013	$17,376	$2,293
2014	15,369	2,296
2015	12,092	2,314
2016	7,310	2,350
2017	4,653	2,353
Thereafter	33,298	32,045
Total	$90,098	$43,651

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2012, 2011 and 2010 was approximately $11,271, $10,716 and $9,646, respectively, including approximately $2,258 $2,247 and $2,310, respectively, paid to related parties.

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

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended September 1, 2012				Fiscal Year Ended August 27, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$545,703	$562,974	$611,970	$635,271	$472,827	$483,362	$532,366	$533,237
Gross profit	252,133	259,460	279,583	287,027	217,693	226,299	251,562	245,371
Income from operations	96,824	96,527	110,859	108,006	77,150	80,598	98,134	93,883
Net income	59,837	60,068	70,211	68,915	47,560	49,689	62,086	59,451
Net income per share:
Basic	0.95	0.95	1.11	1.10	0.75	0.78	0.97	0.93
Diluted	0.95	0.95	1.10	1.09	0.75	0.78	0.97	0.93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 1, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 1, 2012, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 1, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of September 1, 2012.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 1, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 1, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 1, 2012 and August 27, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 1, 2012 of the Company and our report dated October 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 31, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2013, or the 2012 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance — Compensation Committee.” “Compensation Committee Report” and “Director Compensation” in the 2012 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2012 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 35 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended September 1, 2012.

Page
Schedule II — Valuation and Qualifying Accounts	S-1

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

Dated: October 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitchell Jacobson Mitchell Jacobson	Chairman of the Board of Directors	October 31, 2012
/s/ David Sandler David Sandler	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2012
/s/ Erik Gershwind Erik Gershwind	President, Chief Operating Officer and Director	October 31, 2012
/s/ Jeffrey Kaczka Jeffrey Kaczka	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2012
/s/ Jonathan byrnes Jonathan Byrnes	Director	October 31, 2012
/s/ Roger Fradin Roger Fradin	Director	October 31, 2012
/s/ Louise Goeser Louise Goeser	Director	October 31, 2012
/s/ Denis Kelly Denis Kelly	Director	October 31, 2012
/s/ Philip Peller Philip Peller	Director	October 31, 2012

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 28, 2010 Allowance for doubtful accounts(1)	$5,863	$1,892	$—	$2,266	$5,489
Deducted from asset accounts:
For the fiscal year ended August 27, 2011 Allowance for doubtful accounts(1)	$5,489	$2,733	$—	$2,038	$6,184
Deducted from asset accounts:
For the fiscal year ended September 1, 2012 Allowance for doubtful accounts(1)	$6,184	$3,560	$—	$2,810	$6,934

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006) (SEC File No. 001-14130).
3.01	Certificate of Incorporation of the Registrant.*
3.02	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 26. 2012) (SEC File No. 001-14130).
4.01	Specimen Class A Common Stock Certificate.*
10.01	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 4, 2002, filed with the Commission on December 5, 2001) (SEC File No. 001-14130).†
10.02	Amendment No. 1 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 6, 2004, filed with the Commission on December 5, 2003) (SEC File No. 001-14130).†
10.03	Amendment No. 2 to the Registrant’s 2001 Stock Option Plan (incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 2, 2007, filed with the Commission on December 1, 2006) (SEC File No. 001-14130).†
10.04	Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.05	Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.6	Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.7	Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.8	Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 31, 2007) (SEC File No. 001-14130).†
10.9	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.10	First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.11	Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).

Exhibit No.	Description
10.12	Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.13	Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.14	Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.15	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 28, 2008) (SEC File No. 001-14130).†
10.16	Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated November 11, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2011) (SEC File No. 001-14130).†
10.17	Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated November 11, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.18	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.19	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.20	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.21	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.22	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated December 22, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.23	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated December 22, 2011 (incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

Exhibit No.	Description
10.24	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Charles Bonomo, dated December 22, 2011 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.25	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated December 22, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.26	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Erik Gershwind, dated December 22, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.27	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 22, 2011 (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.28	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 22, 2011 (incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.29	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Douglas Jones, dated December 22, 2011 (incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.30	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated effective November 1, 2008 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 13, 2009) (SEC File No. 001-14130).†
10.31	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010) (SEC File No. 001-14130).†
10.32	Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†
10.33	Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†
10.34	Summary of Outside Directors’ Compensation (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.35	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2011 (incorporated by reference to Exhibit 10.01 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 2011) (SEC File No. 001-14130).
10.36	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†
10.37	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†

Exhibit No.	Description
10.38	Jeffrey Kaczka Offer Letter, effective March 29, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.39	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.40	Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.41	Credit Agreement, dated as of June 8, 2011, by and among MSC Industrial Direct Co., Inc., the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 14, 2011) (SEC File No. 001-14130).
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.****
101.SCH	XBRL Taxonomy Extension Schema Document.****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.****

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
***	Furnished herewith.
****	This exhibit is furnished with this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of MSC Industrial Direct Co., Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†	Management contract, compensatory plan or arrangement.