Form 10-Q
period 2012-12-01
MSC INDUSTRIAL DIRECT CO INC
filed 2013-01-10
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2012

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

As of January 3, 2013, 48,349,404 shares of Class A common stock and 14,800,294 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	risks associated with acquisitions, including difficulties with integrating acquired businesses;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems;
•	retention of key personnel; and
•	risk of delays in opening or expanding our customer fulfillment centers or customer service centers.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 1, 2012	September 1, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$233,506	$168,453
Accounts receivable, net of allowance for doubtful accounts of $7,657 and $6,934, respectively	288,288	297,215
Inventories	387,615	393,412
Prepaid expenses and other current assets	33,480	29,313
Deferred income taxes	31,718	31,718
Total current assets	974,607	920,111
Property, plant and equipment, net	187,615	174,597
Goodwill	289,124	289,124
Identifiable intangibles, net	48,546	51,212
Other assets	8,061	9,832
Total assets	$1,507,953	$1,444,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease and financing obligations	$1,082	$1,007
Accounts payable	84,119	96,640
Accrued liabilities	87,834	72,868
Total current liabilities	173,035	170,515
Capital lease obligations, net of current maturities	2,243	2,189
Deferred income taxes and tax uncertainties	85,061	85,061
Total liabilities	260,339	257,765
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,477,651 and 52,581,838 shares issued, respectively	53	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 15,050,294 and 15,560,294 shares issued and outstanding, respectively	15	16
Additional paid-in capital	502,713	483,682
Retained earnings	1,015,187	970,965
Accumulated other comprehensive loss	(2,174)	(2,443)
Class A treasury stock, at cost, 5,377,967 and 5,342,091 shares, respectively	(268,180)	(265,162)
Total shareholders’ equity	1,247,614	1,187,111
Total liabilities and shareholders’ equity	$1,507,953	$1,444,876

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011
Net sales	$577,491	$545,703
Cost of goods sold	312,402	293,570
Gross profit	265,089	252,133
Operating expenses	162,737	155,309
Income from operations	102,352	96,824
Other (expense) income:
Interest expense	(52)	(46)
Interest income	43	50
Other expense, net	(16)	(4)
Total other expense	(25)	—
Income before provision for income taxes	102,327	96,824
Provision for income taxes	39,140	36,987
Net income	$63,187	$59,837
Per share information:
Net income per common share:
Basic	$1.01	$0.95
Diluted	$1.00	$0.95
Weighted average shares used in computing net income per common share:
Basic	62,378	62,285
Diluted	62,701	62,627
Cash dividend declared per common share	$0.30	$0.25

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011
Net income, as reported	$63,187	$59,837
Cumulative foreign currency translation adjustment	269	(692)
Comprehensive income	$63,456	$59,145

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statement of Shareholders’ Equity
Thirteen Weeks Ended December 1, 2012
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	510	—	(510)	(1)	—	—	—	—	—	(1)
Exercise of common stock options, including income tax benefits of $3,321	268	—	—	—	14,345	—	—	—	—	14,345
Common stock issued under associate stock purchase plan	—	—	—	—	375	—	—	(13)	488	863
Grant of restricted common stock, net of cancellations	118	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,253	—	—	—	—	4,253
Purchase of treasury stock	—	—	—	—	—	—	—	49	(3,506)	(3,506)
Cash dividends paid on Class A common stock	—	—	—	—	—	(14,374)	—	—	—	(14,374)
Cash dividends paid on Class B common stock	—	—	—	—	—	(4,533)	—	—	—	(4,533)
Issuance of dividend equivalent units	—	—	—	—	58	(58)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	269	—	—	269
Net income	—	—	—	—	—	63,187	—	—	—	63,187
Balance at December 1, 2012	53,478	$53	15,050	$15	$502,713	$1,015,187	$(2,174)	5,378	$(268,180)	$1,247,614

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011
Cash Flows from Operating Activities:
Net income	$63,187	$59,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,021	7,823
Stock-based compensation	4,253	3,828
Loss on disposal of property, plant, and equipment	60	1
Provision for doubtful accounts	1,116	1,541
Deferred income taxes	—	4,195
Excess tax benefits from stock-based compensation	(3,451)	(2,784)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	7,931	(5,442)
Inventories	5,915	(16,131)
Prepaid expenses and other current assets	(4,161)	(3,775)
Other assets	1,073	1,942
Accounts payable and accrued liabilities	3,425	(4,843)
Total adjustments	26,182	(13,645)
Net cash provided by operating activities	89,369	46,192
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(16,993)	(8,271)
Cash used in business acquisitions, net of cash received	—	(1,246)
Net cash used in investing activities	(16,993)	(9,517)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,506)	(3,331)
Payments of cash dividends	(18,907)	(15,746)
Payments on capital lease and financing obligations	(279)	(136)
Excess tax benefits from stock-based compensation	3,451	2,784
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	863	739
Proceeds from exercise of Class A common stock options	11,024	10,567
Borrowings under financing obligations	—	814
Net cash used in financing activities	(7,354)	(4,309)
Effect of foreign exchange rate changes on cash and cash equivalents	31	(91)
Net increase in cash and cash equivalents	65,053	32,275
Cash and cash equivalents – beginning of period	168,453	95,959
Cash and cash equivalents – end of period	$233,506	$128,234
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,999	$6,602
Cash paid for interest	$5	$—

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended December 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2012.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2013 fiscal year will be a 52-week accounting period that will end on August 31, 2013 and the 2012 fiscal year was a 53-week accounting period that ended on September 1, 2012.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011
Net income as reported	$63,187	$59,837
Less: Distributed net income available to participating securities	(117)	(119)
Less: Undistributed net income available to participating securities	(343)	(418)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$62,727	$59,300
Add: Undistributed net income allocated to participating securities	343	418
Less: Undistributed net income reallocated to participating securities	(342)	(416)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$62,728	$59,302
Denominator:
Weighted average shares outstanding for basic net income per share	62,378	62,285
Effect of dilutive securities	323	342
Weighted average shares outstanding for diluted net income per share	62,701	62,627
Net income per share Two-class method:
Basic	$1.01	$0.95
Diluted	$1.00	$0.95

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

Antidilutive stock options (of 0 and 310 shares at December 1, 2012 and November 26, 2011, respectively) were not included in the computation of diluted earnings per share.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,439 and $1,444 for the thirteen week periods ended December 1, 2012 and November 26, 2011, respectively. Tax benefits related to these expenses for the thirteen week periods ended December 1, 2012 and November 26, 2011 were $523 and $526, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011
Expected life (in years)	3.8	4.8
Risk-free interest rate	0.55%	1.01%
Expected volatility	32.86%	35.20%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirteen weeks ended December 1, 2012 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2012	1,377	$49.79
Granted	355	69.46
Exercised	(268)	41.19
Canceled	—	—
Outstanding on December 1, 2012	1,464	$56.12	4.86	$24,203
Exercisable on December 1, 2012	613	$47.18	3.51	$15,627

The weighted-average grant-date fair values of the stock options granted for the thirteen week periods ended December 1, 2012 and November 26, 2011 were $15.31 and $17.67, respectively. The unrecognized share-based compensation cost related to stock option expense at December 1, 2012 was $11,729 and will be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen week periods ended December 1, 2012 and November 26, 2011 were $8,223 and $6,447, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirteen weeks ended December 1, 2012 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2012	535	$52.37
Granted	121	69.46
Vested	(141)	43.59
Canceled/Forfeited	(3)	53.72
Non-vested restricted share awards at December 1, 2012	512	$58.81

Stock-based compensation expense recognized for the restricted share awards was $2,285 and $1,855 for the thirteen week periods ended December 1, 2012 and November 26, 2011, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at December 1, 2012 was $20,481 and will be recognized over a weighted average period of 2.5 years.

In October 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Award (“RSU Award”) to the Company’s former Chief Executive Officer in connection with an overall approach to succession planning. The RSU Award covers 183 shares and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Award. The performance condition was satisfied based on fiscal year 2011 performance. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the thirteen week period ended December 1, 2012, dividend equivalents covering 1 share were granted with a weighted average grant date fair value of $70.06. As of December 1, 2012, there were 193 unvested restricted stock units outstanding, with a weighted-average grant date fair value of $54.97 per underlying share.

Stock-based compensation expense recognized for the restricted stock units was $529 for each of the thirteen week periods ended December 1, 2012 and November 26, 2011. The unrecognized compensation cost related to the restricted stock units at December 1, 2012 was $5,497 and is expected to be recognized over a period of 2.9 years.

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

As of December 1, 2012 and September 1, 2012, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $164,837 and $104,529, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 4. Fair Value  – (continued)

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 1, 2012 and September 1, 2012 due to the short-term maturity of these items. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the thirteen weeks ended December 1, 2012 and November 26, 2011, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at December 1, 2012 was 1.2%, which represents LIBOR plus 1.0%.

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

As of December 1, 2012 and September 1, 2012, there were no borrowings outstanding under the Credit Facility other than letters of credit which were immaterial. At those dates, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirteen week period ended December 1, 2012, the Company entered into a capital lease for certain information technology equipment totaling $408.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 5. Debt and Capital Lease Obligations  – (continued)

The amount due under all capital leases and financing arrangements at December 1, 2012 was approximately $3,325 of which $1,082 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at December 1, 2012 was approximately $4,239.

Note 6. Shareholders’ Equity

The Company paid cash dividends of $18,907 for the thirteen weeks ended December 1, 2012. For the thirteen weeks ended November 26, 2011, the Company paid cash dividends of $15,746. On December 6, 2012, the Board of Directors declared an accelerated quarterly cash dividend of $0.30 per share payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012. This accelerated quarterly dividend was intended to be in lieu of the quarterly dividend which would have been payable in January 2013. This dividend resulted in a payout of $18,948.

The Board of Directors established the MSC Stock Repurchase Plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen week period ending December 1, 2012, the Company repurchased 49 shares of its Class A common stock for $3,506, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. These shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its shares-based compensation program. As of December 1, 2012, the maximum number of shares that may yet be repurchased under the Plan was 4,384 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended December 1, 2012 and November 26, 2011 was minimal.

Note 8. Income Taxes

During the thirteen week period ended December 1, 2012, there were no material changes in unrecognized tax benefits.

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

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 10. Recently Issued Accounting Standards

Testing Indefinite-lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued an accounting standard update which allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets, if after it assesses that the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate that the adoption of the new guidance will have any impact on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2012 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout the United States.

We offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 106 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customers the next day at no additional cost over standard MSC ground delivery charges.

Net sales increased by 5.8% for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year. Our increased sales and overall financial results for the thirteen week period ended December 1, 2012, as compared to the same period in fiscal 2012, reflect market share gains and greater demand for our products, as well as the execution of our growth strategies, including acquisitions, to increase revenues. We have invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors. However, we experienced a slower sales growth rate for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year. The manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, began to decline during our fiscal fourth quarter of 2012 into a contracting manufacturing sector environment. Although the ISM index was trending above 50.0% during the first two months of our fiscal year 2013, it grew at a slower rate in the first quarter of fiscal 2013 compared to the same period in the prior fiscal year. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 45.9% for the thirteen week period ended December 1, 2012, as compared to 46.2% for the same period in the prior fiscal year. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix and lower gross margins from acquired businesses and our vending program.

Operating expenses increased 4.8% for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year, as a result of increased sales volume related expenses (primarily payroll and payroll related costs), costs associated with our investment programs, and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina. The increase in payroll and payroll related costs is primarily a result of the additional sales associate headcount. For the thirteen week period ended December 1, 2012 and for the same period in the prior fiscal year, our operating margin remained the same at 17.7%.

We expect operating costs to continue to increase throughout fiscal 2013, as compared to the same periods in fiscal 2012, due to increased sales volumes, compensation expenses, and fringe benefits costs, in addition to costs associated with executing on our vending and other investment programs. We also expect to continue to incur operating costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina. In connection with the new co-location, we have estimated associate relocation costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014.

However, we will continue to work proactively to manage and control discretionary spending as we closely monitor current economic conditions. We will also continue to seek opportunities to help position us for future expansion and any such expansion would increase our operating expenses. We believe that cash flows from operations, available cash and funds available under the revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirteen week period ended December 1, 2012, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index was 50.7% for the month of December 2012. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production and employment are growing while inventories are contracting from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there continues to remain uncertainty relating to the current economic environment. The ISM index dropped below 50% in June 2012 for the first time since July 2009. Although the ISM index was trending above 50.0% during the first two months of our fiscal year 2013 and again in December 2012, it dropped below 50% in November 2012. This recent trend has contributed to heightened caution about future growth rates of the U.S. manufacturing economy. There are continued concerns relating to macroeconomic factors and the potential impact of the European debt crisis on the U.S. Also, current high unemployment rates and uncertainty around policy direction with the Federal Government, may influence our customers to become more cautious in their purchases of MSC’s products. In addition, growth in sales to governmental agencies has generally been constrained by the government spending environment, however we continue to see evidence of share gains, including share gains in state government business. Sales to our government accounts represented approximately 9% of our total sales during the thirteen week period ended December 1, 2012.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”), and vending programs.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Net Sales	$577,491	$545,703	5.8%

Net sales increased 5.8%, or approximately $31.8 million for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year. We estimate that of this $31.8 million increase in net sales, an increase of approximately $15.3 million is volume related, including the impact of the acquisition of ATS Industrial Supply, Inc. in January 2012 of approximately $8.0 million, and the remaining $16.5 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $31.8 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $11.2 million and there was an increase in our remaining business of approximately $20.6 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2013 vs. 2012	5.8%
2012 vs. 2011	15.4%

The trends noted above can be further analyzed by customer type. Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same period in the prior fiscal year.

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2013 vs. 2012	6.2%
2012 vs. 2011	19.8%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2013 vs. 2012	4.9%
2012 vs. 2011	4.1%

During the thirteen week period ended December 1, 2012, our revenue growth was primarily a function of both a growing manufacturing economy, which positively impacted our sales to manufacturing customers, and gains in market share, which positively impacted our sales to both manufacturing and non-manufacturing customers. However, as indicated by the recent ISM measurements and our fiscal first quarter sales growth rates, the manufacturing sector is growing at a slower rate. We believe our market share improvements are evidenced by many data points, including measuring sales by end market against peers where data is available, data showing that MSC’s growth is well in excess of market indices and competitors, and extensive supplier feedback on point of sales performance against the rest of their distribution channels.

Exclusive of the UK, average order size increased to approximately $402 for the first quarter of fiscal 2013 as compared to $375 in the first quarter of fiscal 2012. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Historically, we have reported our business through electronic portals by disclosing sales made through the MSC Websites. During the fourth quarter of fiscal 2012, we adopted a new measurement of sales through all eCommerce platforms. The new measurement, which measures all sales made through our eCommerce platforms, includes sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals. Sales made through all of our eCommerce platforms were $247.1 million for the first quarter of fiscal 2013, representing 42.8% of consolidated net sales, compared to $219.8 million for the first quarter of fiscal 2012, representing 40.3% of consolidated net sales.

We grew our field sales associate headcount to 1,093 at December 1, 2012, an increase of approximately 3.5% from field sales associates of 1,056 at November 26, 2011, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. Our field sales associate headcount is expected to be approximately 1,100 associates by the end of the second quarter of fiscal 2013 and we will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In the fiscal 2013 MSC catalog, distributed in September 2012, we added approximately 19,500 new SKUs and removed approximately 17,400 SKUs. Approximately 25% of the new SKUs are MSC proprietary brands. SKUs are primarily removed at the end of their lifecycle or when demand can be shifted to other items we believe provide our customers equal or higher value and are consistent with our margin expansion initiatives. In fiscal 2013, we plan to enhance our SKU expansion plans through our eCommerce channels bringing additional value to our key stakeholders. Our suppliers can broaden their product portfolio available through MSC, and shorten time to market for new items outside our annual catalog cycle. Customers can find and buy from an expanded SKU selection and our associates realize improved productivity as fewer transactions are carried out as “special orders”. We expect to introduce approximately 70,000 additional SKUs through our eCommerce channels during fiscal 2013.

Gross Profit

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Gross Profit	$265,089	$252,133	5.1%
Gross Profit Margin	45.9%	46.2%

Gross profit margin for the thirteen week period ended December 1, 2012 decreased from the comparable period in the prior fiscal year as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from acquired businesses and our vending programs.

Operating Expenses

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Operating Expenses	$162,737	$155,309	4.8%
Percentage of Net Sales	28.2%	28.5%

The decrease in operating expenses as a percentage of net sales for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year, was primarily a result of productivity gains, cost containment initiatives, including the reduction in the annual bonus expense accrual as the fiscal 2013 bonus payout is expected to be at lower levels than fiscal 2012 as a result of Company’s performance relating to the current economic conditions, and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year, was primarily a result of increases in payroll and payroll related costs as well as other costs associated with our investment programs, which included operating costs of approximately $1.3 million associated with the establishment of our new co-located headquarters in Davidson, North Carolina.

Payroll and payroll related costs represented approximately 54.5% of total operating expenses for the thirteen week period ended December 1, 2012, respectively, as compared to approximately 54.4% for the same period in the prior fiscal year. Included in these costs are salary, incentive compensation, and sales commission. These costs increased for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year as a result of increased sales associate staffing levels as well as other program development and volume-related positions to support our growth initiatives.

Freight costs represented approximately 15.1% of total operating expenses for the thirteen week period ended December 1, 2012, respectively, as compared to 15.9% for the same period in the prior fiscal year.

These costs decreased as a percentage of operating expenses, primarily as a result of increased rebate incentives relating to overall higher expenditures as compared to the same period in the prior fiscal year. In addition, a decrease in the overall number of packages shipped and an increase in direct shipments compared to the same period in the prior fiscal year contributed to the decrease in freight costs.

Income from Operations

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Income from Operations	$102,352	$96,824	5.7%
Percentage of Net Sales	17.7%	17.7%

The increase in income from operations for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year, was primarily attributable to the increases in net sales and gross profit, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales remained the same for the thirteen week period ended December 1, 2012, as compared to the same period in the prior fiscal year.

Provision for Income Taxes

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$39,140	$36,987	5.8%
Effective Tax Rate	38.25%	38.20%

The effective tax rate for the thirteen week period ended December 1, 2012 was 38.25% compared to 38.20% for the comparable period in the prior fiscal year.

Net Income

	Thirteen Weeks Ended
	December 1, 2012	November 26, 2011	Percentage Change
	(Dollars in thousands)
Net Income	$63,187	$59,837	5.6%
Diluted Earnings Per Share	$1.00	$0.95	5.3%

The factors which affected net income for the thirteen week period ended December 1, 2012, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of December 1, 2012, we held $233.5 million in cash and cash equivalent funds consisting primarily of money market deposit accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Our primary sources of capital have been cash generated from operations. Borrowings under credit agreements together with cash generated from operations, have been used to fund our working capital needs, the costs of acquisitions, investments in our growth, repurchases of our Class A common stock, and to pay dividends. At December 1, 2012, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $3.3 million, as compared to $3.2 million at September 1, 2012.

In June 2011, the Company entered into a $200.0 million unsecured credit facility (“Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit

Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the New Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. There were no borrowings outstanding under the Credit Facility other than letters of credit which were immaterial as of December 1, 2012 and September 1, 2012.

We are required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fee ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of December 1, 2012, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the thirteen week periods ended December 1, 2012 and November 26, 2011 was $89.4 million and $46.2 million, respectively. There are various increases and decreases contributing to this change. The decrease in the change in accounts receivable and inventories and the increase in the change in accounts payable and accrued liabilities contributed to the increase in net cash provided by operating activities. In addition, the increase in net income and total non-cash items, primarily consisting of depreciation and amortization also contributed to the increase in net cash provided by operating activities.

Working capital was $801.6 million at December 1, 2012, compared to $749.6 million at September 1, 2012. At these dates, the ratio of current assets to current liabilities was 5.6 and 5.4, respectively. The increase in working capital and the current ratio is primarily related to the generation of positive cash flow.

Net cash used in investing activities for the thirteen week periods ended December 1, 2012 and November 26, 2011 was $17.0 million and $9.5 million, respectively. The increase of approximately $7.5 million in net cash used in investing activities resulted from an increase in the expenditures for property, plant, and equipment. The increase in the purchase of property, plant, and equipment for the thirteen week period ended December 1, 2012 as compared to the same period in the prior fiscal year, was primarily due to increased investments in our vending solutions as well as investments in capital expenditures to construct and outfit the facility in Davidson, NC.

Net cash used in financing activities for the thirteen week periods ended December 1, 2012 and November 26, 2011 was $7.4 million and $4.3 million, respectively. The major components contributing to the use of cash for the thirteen week period ended December 1, 2012 were the cash dividends paid of $18.9 million and the repurchase of shares of Class A common stock of $3.5 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $11.0 million. The major components contributing to the use of cash for the thirteen week period ended November 26, 2011 were the cash dividends paid of $15.7 million and the repurchase of shares of Class A common stock of $3.3 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $10.6 million. Net cash used in financing activities increased for the thirteen week period ended December 1, 2012 compared to the same period in the prior fiscal year primarily from the increase in the dividend per share amount to $0.30 per share in October 2012 from $0.25 per share in the same period in the prior fiscal year.

We paid cash dividends of $18.9 million during the thirteen week period ended December 1, 2012 to shareholders of record, which consisted of the regular quarterly cash dividends of $0.30 per share. On December 6, 2012, the Board of Directors declared a dividend of $0.30 per share payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012. This accelerated quarterly dividend was intended to be in lieu of the quarterly dividend which would have been payable in January 2013. This dividend resulted in a payout of $18.9 million.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirteen week period ended December 1, 2012, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirteen week period ended December 1, 2012, we returned $18.9 million to shareholders in the form of cash dividends.

In June 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. In August 2012, we purchased a 14-acre open space in Davidson, and broke ground on a new 180,000 square foot Customer Service Center facility. We anticipate completing construction in calendar 2013. We expect to invest approximately $37.5 million in capital expenditures to construct and outfit the facility in Davidson. We spent approximately $4.2 million in fiscal 2012 and $3.2 million in the first quarter of fiscal 2013, with the majority of the remaining balance expected to be spent over the remaining fiscal year 2013. Additionally, as a result of associate relocations, we have estimated relocation costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014.

In July 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio. We expect to invest approximately $55 million in capital expenditures to construct and outfit the facility in Columbus, substantially all of which is expected to be spent over the course of fiscal years 2013 and 2014. We spent approximately $1.1 million in the first quarter of fiscal 2013. We expect to complete construction and begin operation in late summer or early fall of 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of December 1, 2012. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts. In addition, Erik Gershwind, our President and Chief Executive Officer, is an officer and director of the real estate entity. We paid rent under operating leases to the Affiliate for the first thirteen weeks of fiscal 2013 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. We currently have various capital lease and financing obligations for certain information technology equipment in the amount of $5.2 million, of which $3.3 million remains outstanding at December 1, 2012. Refer to Note 5 to our condensed consolidated financial statements.

Operating Leases

As of December 1, 2012, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2017.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 1, 2012.

Recently Issued Accounting Standards

See Note 10 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since September 1, 2012. Please refer to the 2012 Annual Report on Form 10-K for the fiscal year ended September 1, 2012 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2012, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended December 1, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/2/12 – 10/1/12	—	$—	—	4,383,970
10/2/12 – 11/1/12	48,722	71.95	—	4,383,970
11/2/12 – 12/1/12	—	—	—	4,383,970
Total	48,722	$71.95	—

(1)	During the thirteen weeks ended December 1, 2012, 48,722 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Plan”. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of December 1, 2012, the maximum number of shares that may yet be repurchased under the Plan was 4,383,970 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
10.01	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated November 29, 2012.*
10.02	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through December 20, 2012.*
10.03	MSC Industrial Direct Co., Inc. 2001 Stock Option Plan, as amended through December 20, 2012.*
10.04	MSC Industrial Direct Co., Inc. Associate Stock Purchase Plan, as amended through December 20, 2012.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 10, 2013	By: /s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 10, 2013	By: /s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated November 29, 2012.*
10.02	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through December 20, 2012.*
10.03	MSC Industrial Direct Co., Inc. 2001 Stock Option Plan, as amended through December 20, 2012.*
10.04	MSC Industrial Direct Co., Inc. Associate Stock Purchase Plan, as amended through December 20, 2012.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.