Form 10-Q
period 2013-03-02
MSC INDUSTRIAL DIRECT CO INC
filed 2013-04-11
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013

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

As of April 4, 2013, 48,492,634 shares of Class A common stock and 14,800,294 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 2, 2013	September 1, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$243,949	$168,453
Accounts receivable, net of allowance for doubtful accounts of $7,196 and $6,934, respectively	304,712	297,215
Inventories	364,726	393,412
Prepaid expenses and other current assets	38,791	29,313
Deferred income taxes	31,718	31,718
Total current assets	983,896	920,111
Property, plant and equipment, net	201,628	174,597
Goodwill	289,124	289,124
Identifiable intangibles, net	45,876	51,212
Other assets	6,131	9,832
Total assets	$1,526,655	$1,444,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease and financing obligations	$1,265	$1,007
Accounts payable	86,599	96,640
Accrued liabilities	57,179	72,868
Total current liabilities	145,043	170,515
Capital lease obligations, net of current maturities	1,986	2,189
Deferred income taxes and tax uncertainties	85,061	85,061
Total liabilities	232,090	257,765
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,856,013 and 52,581,838 shares issued, respectively	54	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 14,800,294 and 15,560,294 shares issued and outstanding, respectively	15	16
Additional paid-in capital	513,101	483,682
Retained earnings	1,052,261	970,965
Accumulated other comprehensive loss	(3,220)	(2,443)
Class A treasury stock, at cost, 5,362,290 and 5,342,091 shares, respectively	(267,646)	(265,162)
Total shareholders’ equity	1,294,565	1,187,111
Total liabilities and shareholders’ equity	$1,526,655	$1,444,876

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net sales	$569,462	$562,974	$1,146,953	$1,108,677
Cost of goods sold	313,093	303,514	625,495	597,084
Gross profit	256,369	259,460	521,458	511,593
Operating expenses	165,793	162,933	328,530	318,242
Income from operations	90,576	96,527	192,928	193,351
Other Income (Expense):
Interest expense	(73)	(70)	(125)	(116)
Interest income	39	68	82	118
Other income (expense), net	87	(16)	71	(20)
Total other income (expense)	53	(18)	28	(18)
Income before provision for income taxes	90,629	96,509	192,956	193,333
Provision for income taxes	34,550	36,441	73,690	73,428
Net income	$56,079	$60,068	$119,266	$119,905
Per Share Information:
Net income per common share:
Basic	$0.89	$0.95	$1.89	$1.90
Diluted	$0.88	$0.95	$1.88	$1.89
Weighted average shares used in computing net income per common share:
Basic	62,699	62,616	62,538	62,451
Diluted	63,008	63,008	62,854	62,818
Cash dividend declared per common share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income, as reported	$56,079	$60,068	$119,266	$119,905
Cumulative foreign currency translation adjustment	(1,046)	319	(777)	(373)
Comprehensive income	$55,033	$60,387	$118,489	$119,532

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Twenty-Six Weeks Ended March 2, 2013
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount at Cost
Balance at September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	760	1	(760)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,350	384	—	—	—	20,251	—	—	—	—	20,251
Common stock issued under associate stock purchase plan	—	—	—	—	949	—	—	(30)	1,145	2,094
Grant of restricted common stock, net of cancellations	130	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,104	—	—	—	—	8,104
Purchase of treasury stock	—	—	—	—	—	—	—	50	(3,629)	(3,629)
Cash dividends paid on Class A common stock	—	—	—	—	—	(28,815)	—	—	—	(28,815)
Cash dividends paid on Class B common stock	—	—	—	—	—	(9,040)	—	—	—	(9,040)
Issuance of dividend equivalent units	—	—	—	—	115	(115)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(777)	—	—	(777)
Net income	—	—	—	—	—	119,266	—	—	—	119,266
Balance at March 2, 2013	53,856	$54	14,800	$15	$513,101	$1,052,261	$(3,220)	5,362	$(267,646)	$1,294,565

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012
Cash Flows from Operating Activities:
Net income	$119,266	$119,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,069	16,369
Stock-based compensation	8,104	7,571
Loss on disposal of property, plant, and equipment.	645	2
Provision for doubtful accounts	1,591	2,370
Deferred income taxes	—	(1,984)
Excess tax benefits from stock-based compensation	(4,735)	(4,203)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(9,573)	(23,783)
Inventories	28,246	(29,814)
Prepaid expenses and other current assets	(9,494)	(9,196)
Other assets	2,390	3,434
Accounts payable and accrued liabilities	(22,482)	(6,608)
Total adjustments	15,761	(45,842)
Net cash provided by operating activities	135,027	74,063
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(40,306)	(17,322)
Cash used in business acquisitions, net of cash received	—	(32,396)
Net cash used in investing activities	(40,306)	(49,718)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,629)	(3,439)
Payments of cash dividends	(37,855)	(31,522)
Payments on capital lease and financing obligations	(610)	(275)
Excess tax benefits from stock-based compensation	4,735	4,203
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,094	1,781
Proceeds from exercise of Class A common stock options	15,901	16,811
Borrowings under financing obligations	257	1,050
Net cash used in financing activities	(19,107)	(11,391)
Effect of foreign exchange rate changes on cash and cash equivalents	(118)	(32)
Net increase in cash and cash equivalents	75,496	12,922
Cash and cash equivalents – beginning of period	168,453	95,959
Cash and cash equivalents – end of period	$243,949	$108,881
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$77,552	$78,839
Cash paid for interest	$31	$—

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week and twenty-six week periods ended March 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2012.

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

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income as reported	$56,079	$60,068	$119,266	$119,905
Less: Distributed net income available to participating securities	(123)	(40)	(240)	(157)
Less: Undistributed net income available to participating securities	(300)	(394)	(644)	(812)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$55,656	$59,634	$118,382	$118,936
Add: Undistributed net income allocated to participating securities	300	394	644	812
Less: Undistributed net income reallocated to participating securities	(299)	(391)	(641)	(808)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$55,657	$59,637	$118,385	$118,940
Denominator:
Weighted average shares outstanding for basic net income per share	62,699	62,616	62,538	62,451
Effect of dilutive securities	309	392	316	367
Weighted average shares outstanding for diluted net income per share	63,008	63,008	62,854	62,818

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net income per share Two-class method:
Basic	$0.89	$0.95	$1.89	$1.90
Diluted	$0.88	$0.95	$1.88	$1.89

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and twenty-six week periods ended March 2, 2013 and February 25, 2012.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,329 and $1,475 for the thirteen week periods ended March 2, 2013 and February 25, 2012, respectively and $2,768 and $2,919 for the twenty-six week periods ended March 2, 2013 and February 25, 2012, respectively. Tax benefits related to these expenses for the thirteen week periods ended March 2, 2013 and February 25, 2012 were $480 and $542, respectively, and for the twenty-six week periods ended March 2, 2013 and February 25, 2012 were $1,004 and $1,068, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012
Expected life (in years)	3.8	4.8
Risk-free interest rate	0.55%	1.01%
Expected volatility	32.86%	35.20%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the twenty-six weeks ended March 2, 2013 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2012	1,377	$49.79
Granted	359	69.52
Exercised	(384)	41.37
Canceled	(4)	62.43
Outstanding on March 2, 2013	1,348	$57.41	4.84	$37,753
Exercisable on March 2, 2013	505	$48.62	3.55	$18,575

The weighted-average grant-date fair values of the stock options granted for the twenty-six week periods ended March 2, 2013 and February 25, 2012 were $15.33 and $17.67, respectively. The unrecognized share-based compensation cost related to stock option expense at March 2, 2013 was $10,524 and will be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

individual exercise date, during the twenty-six week periods ended March 2, 2013 and February 25, 2012 were $12,356 and $12,143, respectively.

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the twenty-six weeks ended March 2, 2013 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2012	535	$52.37
Granted	136	70.11
Vested	(157)	45.12
Canceled/Forfeited	(6)	55.92
Non-vested restricted share awards at March 2, 2013	508	$59.31

Stock-based compensation expense recognized for the restricted share awards was $1,992 and $1,738 for the thirteen week periods ended March 2, 2013 and February 25, 2012, respectively, and $4,277 and $3,593 for the twenty-six week periods ended March 2, 2013 and February 25, 2012, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at March 2, 2013 was $19,696 and will be recognized over a weighted average period of 2.4 years.

In October 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a Restricted Stock Unit Award (“RSU Award”) to the Company’s former Chief Executive Officer in connection with an overall approach to succession planning. The RSU Award covers 183 restricted share units that accrue dividend equivalent units, and provides for vesting in two installments, contingent on both performance and service conditions of the RSU Award. The performance condition was satisfied based on fiscal year 2011 performance. The value of each restricted stock unit is equal to the fair market value of one share of the Company’s Class A Common Stock on the date of the grant. All restricted stock units that vest, including dividend equivalent units on the vested portion of the grant, will be settled in shares of the Company. For the twenty-six week period ended March 2, 2013, dividend equivalents covering 2 shares were earned with a weighted average grant date fair value of $72.26. As of March 2, 2013, there were 194 unvested restricted stock units outstanding, with a weighted-average grant date fair value of $55.05 per underlying share.

Stock-based compensation expense recognized for the restricted stock units was $529 and $530 for the thirteen week periods ended March 2, 2013 and February 25, 2012, respectively, and $1,059 for the twenty-six week periods ended March 2, 2013 and February 25, 2012. The unrecognized compensation cost related to the restricted stock units at March 2, 2013 was $4,968 and is expected to be recognized over a period of 2.7 years.

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

As of March 2, 2013 and September 1, 2012, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $159,462 and $104,529, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of March 2, 2013 and September 1, 2012 due to the short-term maturity of these items. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value.

During the twenty-six weeks ended March 2, 2013 and February 25, 2012, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Business Combinations

Pending acquisition

On February 22, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Barnes Group Inc. (“Barnes”), to acquire substantially all of the assets and assume certain liabilities of the North American distribution business (“BDNA”) of Barnes for a purchase price of $550,000. The purchase price is subject to a customary working capital adjustment. In addition, the purchase price is subject to a downward adjustment if the adjusted EBITDA (as defined in the Asset Purchase Agreement) derived from the audited financial statements of BDNA for the year ended December 31, 2012 and delivered prior to the closing of the acquisition is less than $36,000. The acquisition is expected to close during the Company’s fiscal third quarter and will be financed using available cash and borrowings under an anticipated new credit facility and term loan structure.

Note 6. Debt and Capital Lease Obligations

Credit Facility

In June 2011, the Company entered into a $200,000 unsecured credit facility (the “Credit Facility”). The Company has the right to request to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250,000, in $50,000 increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at March 2, 2013 was 1.2%, which represents LIBOR plus 1.0%.

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

As of March 2, 2013 and September 1, 2012, there were no borrowings outstanding under the Credit Facility other than letters of credit, which were immaterial. At those dates, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six week period ended March 2, 2013, the Company entered into capital lease and financing arrangements for certain information technology equipment totaling $665. During the fiscal year ended September 1, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,582.

The amount due under all capital leases and financing arrangements at March 2, 2013 was approximately $3,251, of which $1,265 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at March 2, 2013 and September 1, 2012 was approximately $4,724 and $3,751, respectively.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $37,855 for the twenty-six weeks ended March 2, 2013. For the twenty-six weeks ended February 25, 2012, the Company paid cash dividends of $31,522. On December 6, 2012, the Board of Directors declared an accelerated quarterly cash dividend of $0.30 per share payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012. This accelerated quarterly dividend was intended to be in lieu of the quarterly dividend which would have been payable in January 2013. This dividend resulted in a payout of $18,948.

On April 4, 2013, the Board of Directors declared a dividend of $0.30 per share payable on April 30, 2013 to shareholders of record at the close of business on April 16, 2013. The dividend will result in a payout of approximately $18,988, based on the number of shares outstanding at April 4, 2013.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”), which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of March 2, 2013 the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,384 shares. In addition, during the twenty-six week period ending March 2, 2013, the Company repurchased 50 shares of its Class A common stock for $3,629, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. These shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended March 2, 2013 and February 25, 2012 was minimal.

Note 9. Income Taxes

During the thirteen and twenty-six week periods ended March 2, 2013, there were no material changes in unrecognized tax benefits.

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

Note 11. Recently Issued Accounting Standards

Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The Company does not expect the adoption of this new guidance to have any impact on its financial position, results of operations or cash flows.

Testing Indefinite-lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standard update that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses that the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

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

Net sales increased by 1.2% and 3.5% for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year. We have experienced a slower sales growth rate for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year. The manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, began to decline during our fiscal fourth quarter of 2012 into a contracting manufacturing sector environment. However, the trend has recently stabilized into a range above 50.0%, which is indicative of future growth. Historically, our sales growth rates have tended to lag the ISM by 4 to 5 months. Despite the improvements in recent ISM measurements, our sales growth rates for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year, have slowed primarily due to continued weakness in the core metalworking manufacturing sector. We will continue to invest in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales.

Our gross profit margin was 45.0% and 45.5% for the thirteen and twenty-six week periods ended March 2, 2013, as compared to 46.1% for the same periods in the prior fiscal year. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix and lower gross margins from acquired businesses and our vending program.

Operating expenses increased 1.8% and 3.2% for the thirteen and twenty-six week periods ended March 2, 2013 as compared to the same periods in the prior fiscal year, as a result of increased payroll costs, costs associated with our investment programs, and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina. The increase in payroll is primarily a result of the additional sales associate headcount. For the thirteen and twenty-six week periods ended March 2, 2013, our operating margin was 15.9% and 16.8%, as compared to 17.1% and 17.4% for the same periods in the prior fiscal year.

We expect operating costs to continue to increase throughout fiscal 2013, as compared to the same periods in fiscal 2012, due to increased compensation expenses and fringe benefits costs, in addition to costs associated with executing on our vending and other investment programs. We also expect to continue to incur operating costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina. In connection with the new co-location, we have estimated non-recurring costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014. For the thirteen and twenty-six week periods ended March 2, 2013, we have incurred approximately $0.1 million and $1.5 million, respectively, in non-recurring costs associated with the establishment of our new co-located headquarters.

However, we will continue to work proactively to manage and control discretionary spending as we closely monitor current economic conditions. We will also continue to seek opportunities to help position us for future expansion and any such expansion would increase our operating expenses. We believe that cash flows from operations, available cash and funds available under the current revolving credit facility or an anticipated new revolving credit facility, which is discussed below, will be adequate to support our operations and growth plans for the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the twenty-six week period ended March 2, 2013, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is contracting. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expanding. The ISM index dropped below 50.0% in June 2012 for the first time since July 2009. However, the trend has recently stabilized into a range above 50.0%, which is indicative of future growth. The ISM index was 51.3% for the month of March 2013. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are growing while inventories are contracting from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Continued concerns relating to macroeconomic factors may continue to influence our customers and cause them to be more cautious in their purchases of MSC’s products. In addition, sales to governmental agencies have generally been constrained by the government spending environment. Sales to our government accounts represented approximately 9.0% of our total sales during the twenty-six week period ended March 2, 2013.

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

On February 22, 2013, we signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all the assets and assume certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc., subject to the terms and conditions of the Asset Purchase Agreement, for a purchase price of $550.0 million. The purchase price is subject to a customary working capital adjustment. In addition, the purchase price is subject to a downward adjustment if the adjusted EBITDA (as defined in the Asset Purchase Agreement) derived from the audited financial statements of BDNA for the year ended December 31, 2012 and delivered prior to the closing of the acquisition is less than $36.0 million. The acquisition is expected to close during our fiscal third quarter, subject to regulatory approvals and customary closing conditions and will be financed using available cash and borrowings under an anticipated new credit facility and term loan structure. BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, we will add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an industry leading field sales force and VMI solution. With the integration of the two businesses, we will have the opportunity to bring our MRO offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to our customers.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands)
Net Sales	$569,462	$562,974	1.2%	$1,146,953	$1,108,677	3.5%

Net sales increased 1.2%, or approximately $6.5 million for the thirteen week period ended March 2, 2013, as compared to the same period in the prior fiscal year. This increase resulted from an increase of approximately $8.8 million from improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items, offset by a volume-related decrease of approximately $2.3 million (after giving effect to volume-related increases of approximately $5.5 million from the acquisition of ATS Industrial Supply, Inc. in January 2012). Of the above $6.5 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $4.3 million and there was an increase in our remaining business of approximately $2.2 million.

Net sales increased 3.5%, or approximately $38.3 million for the twenty-six week period ended March 2, 2013, as compared to the same period in the prior fiscal year. We estimate that of this $38.3 million increase in net sales, an increase of approximately $13.0 million is volume-related, after giving effect to volume-related increases of approximately $13.5 million from the acquisition of ATS Industrial Supply, Inc. in January 2012, and the remaining $25.3 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $38.3 million increase in net sales, our Large Account Customers increased by approximately $15.6 million and there was an increase in our remaining business of approximately $22.7 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company

(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2013 vs. 2012	1.2%	5.8%	3.5%
2012 vs. 2011	16.5%	15.4%	15.9%

The trends noted above can be further analyzed by customer type. Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same periods in the prior fiscal year.

Average Daily Sales Percentage Change — Manufacturing Customers

(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2013 vs. 2012	1.3%	6.2%	3.7%
2012 vs. 2011	19.4%	19.8%	19.6%

Average Daily Sales Percentage Change — Non-Manufacturing Customers

(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD
2013 vs. 2012	0.4%	4.9%	2.7%
2012 vs. 2011	9.2%	4.1%	6.6%

Exclusive of the UK, average order size increased to approximately $398 for the second quarter of fiscal 2013 as compared to $385 in the second quarter of fiscal 2012. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites, gives us a competitive advantage over smaller suppliers. Historically, we have reported our business through electronic portals by disclosing sales made through the MSC Websites. During the fourth quarter of fiscal 2012, we adopted a new measurement of sales through all eCommerce platforms. The new measurement, which measures all sales made through our eCommerce platforms, includes sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals. Sales made through all of our eCommerce platforms were $494.7 million, representing 43.1% of consolidated net sales for the twenty-six week period ended March 2, 2013, compared to $447.2 million, representing 40.3% of consolidated net sales for the same period in the prior fiscal year.

We grew our field sales associate headcount to 1,103 at March 2, 2013, an increase of approximately 2.0% from field sales associates of 1,081 at February 25, 2012, in order to support our strategy to acquire new accounts and expand existing accounts across all customer types. Our field sales associate headcount is expected to be approximately 1,125 associates by the end of the 2013 fiscal year and we will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In the fiscal 2013 MSC catalog, distributed in September 2012, we added approximately 19,500 new SKUs and removed approximately 17,400 SKUs. Approximately 25% of the new SKUs are MSC proprietary brands. SKUs are primarily removed at the end of their lifecycle or when demand can be shifted to other items we believe provide our customers equal or higher value and are consistent with our margin expansion initiatives. In fiscal 2013, we are enhancing our SKU expansion plans through our eCommerce channels in order to bring additional value to our key stakeholders. Our suppliers can broaden their product portfolio available through MSC, and shorten time to market for new items outside our annual catalog cycle. Customers can find and buy from an expanded SKU selection and our associates realize improved productivity as fewer transactions are carried out as “special orders”. We expect to introduce approximately 70,000 additional SKUs through our eCommerce channels during fiscal 2013.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands)
Gross Profit	$256,369	$259,460	(1.2)%	$521,458	$511,593	1.9%
Gross Profit Margin	45.0%	46.1%		45.5%	46.1%

Gross profit margin for the thirteen and twenty-six week periods ended March 2, 2013 decreased from the comparable periods in the prior fiscal year as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from acquired businesses and our vending programs.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands)
Operating Expenses	$165,793	$162,933	1.8%	$328,530	$318,242	3.2%
Percentage of Net Sales	29.1%	28.9%		28.6%	28.7%

The increase in operating expenses as a percentage of net sales for the thirteen week period ended March 2, 2013, as compared to the same period in the prior fiscal year, was primarily a result of increases in payroll costs and costs associated with our investment programs.

The decrease in operating expenses as a percentage of net sales for the twenty-six week period ended March 2, 2013, as compared to the same period in the prior fiscal year, was primarily a result of productivity gains, cost containment initiatives, including the reduction in the annual bonus expense accrual as the fiscal 2013 bonus payout is expected to be at lower levels than fiscal 2012 due to the Company’s expected fiscal 2013 performance relating to the current economic conditions, and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for the thirteen week period ended March 2, 2013, as compared to the same period in the prior fiscal year, was primarily a result increases in payroll costs and costs associated with our investment programs. Also included in operating expenses for the thirteen week period ended March 2, 2013 are approximately $1.6 million of expenses related to non-recurring transaction costs associated with the BDNA acquisition.

The increase in operating expenses in dollars for the twenty-six week period ended March 2, 2013, as compared to the same period in the prior fiscal year, was primarily a result of increases in payroll costs as well as costs associated with our investment programs which included non-recurring operating costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina of approximately $1.5 million. Also included in operating expenses for the twenty-six week period ended March 2, 2013 are approximately $1.6 million of expenses related to non-recurring transaction costs associated with the BDNA acquisition.

Payroll and payroll related costs represented approximately 54.5% of total operating expenses for each of the thirteen and twenty-six week periods ended March 2, 2013, as compared to approximately 55.8% and 55.1% for the thirteen and twenty-six week periods ended February 25, 2012, respectively. Included in these costs are salary, incentive compensation, and sales commission. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year primarily as a result of the reduction in the annual bonus expense accrual as the fiscal 2013 bonus payout is expected to be at lower levels than fiscal 2012 due to the Company’s expected fiscal 2013 performance relating to the current economic conditions and as a result of increased operating expenses due to the other factors discussed above.

Freight costs represented approximately 15.0% of total operating expenses for each of the thirteen and twenty-six week periods ended March 2, 2013, as compared to 15.0% and 15.4% for the thirteen and twenty-six week periods ended February 25, 2012, respectively. These costs decreased as a percentage of operating expenses for the twenty-six week period ended March 2, 2013, primarily as a result of increased rebate incentives relating to overall higher expenditures as compared to the same period in the prior fiscal year. In addition, a decrease in the overall number of packages shipped and an increase in the number of direct shipments from our suppliers compared to the same period in the prior fiscal year contributed to the decrease in freight costs.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands)
Income from Operations	$90,576	$96,527	(6.2)%	$192,928	$193,351	(0.2)%
Percentage of Net Sales	15.9%	17.1%		16.8%	17.4%

The decrease in income from operations for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year, was primarily attributable to decreases in our gross profit margins and increases in operating expenses as described above. Income from operations as a percentage of net sales also decreased for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the prior fiscal year due to those same factors.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$34,550	$36,441	(5.2)%	$73,690	$73,428	0.4%
Effective Tax Rate	38.1%	37.8%		38.2%	38.0%

The effective tax rate for the thirteen and twenty-six week periods ended March 2, 2013 was 38.1% and 38.2%, respectively, as compared to 37.8% and 38.0% for the comparable periods in the prior fiscal year.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 2, 2013	February 25, 2012	Percentage Change	March 2, 2013	February 25, 2012	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$56,079	$60,068	(6.6)%	$119,266	$119,905	(0.5)%
Diluted Earnings Per Share	$0.88	$0.95	(7.4)%	$1.88	$1.89	(0.5)%

The factors which affected net income for the thirteen and twenty-six week periods ended March 2, 2013, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of March 2, 2013, we held $243.9 million in cash and cash equivalent funds consisting primarily of money market deposit accounts and money market funds that invest primarily in U.S. government and government agency securities and municipal bond securities and contain portfolios with average maturities of less than three months. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Our primary sources of capital have been cash generated from operations. Borrowings under credit agreements together with cash generated from operations, have been used to fund our working capital needs, the costs of acquisitions, investments in our growth, repurchases of our Class A common stock, and to pay dividends. At March 2, 2013, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $3.3 million, as compared to $3.2 million at September 1, 2012.

In June 2011, the Company entered into a $200.0 million unsecured credit facility (the “Credit Facility”). The Company has the right to increase the aggregate amount available to be borrowed under the Credit Facility by an additional $250.0 million, in $50.0 million increments, subject to lending group approval. This Credit Facility will mature on June 8, 2016.

Borrowings under the Credit Facility bear interest, at the Company’s option either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.25%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0% to 0.25%, based on the Company’s consolidated leverage ratio. There were no borrowings outstanding under the Credit Facility other than letters of credit which were immaterial as of March 2, 2013 and September 1, 2012.

We are required to pay a quarterly undrawn fee ranging from 0.15% to 0.20% per annum on the unutilized portion of the Credit Facility, a quarterly letter of credit usage fee ranging between 1.00% to 1.25% on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains customary restrictions on the ability of the Company and its subsidiaries to incur debt, make investments, and engage in fundamental corporate changes, and sales of assets, among other restrictions. The Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA and a minimum consolidated interest coverage ratio of EBITDA to total interest expense during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries. As of March 2, 2013, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the twenty-six week periods ended March 2, 2013 and February 25, 2012 was $135.0 million and $74.1 million, respectively. There are various increases and decreases contributing to this change. The smaller increase in the change in accounts receivable and the decrease in the change in inventories contributed to the increase in net cash provided by operating activities.

Working capital was $838.9 million at March 2, 2013, compared to $749.6 million at September 1, 2012. At these dates, the ratio of current assets to current liabilities was 6.8 and 5.4, respectively. The increase in working capital and the current ratio is primarily related to the generation of positive cash flow.

Net cash used in investing activities for the twenty-six week periods ended March 2, 2013 and February 25, 2012 was $40.3 million and $49.7 million, respectively. The decrease of approximately $9.4 million in net cash used in investing activities resulted from a decrease in cash used in business acquisitions offset by an increase in expenditures for property, plant and equipment. Approximately $32.4 million was used for the acquisition of ATS Industrial Supply Co., Inc for the twenty-six week period ended February 25, 2012. The increase of approximately $23.0 million in expenditures for property, plant, and equipment for the twenty-six week period ended March 2, 2013 as compared to the same period in the prior fiscal year, was primarily due to increased investments in our vending solutions as well as investments in capital expenditures to construct and outfit the facilities in Davidson, NC and Columbus, OH, which are discussed below.

Net cash used in financing activities for the twenty-six week periods ended March 2, 2013 and February 25, 2012 was $19.1 million and $11.4 million, respectively. The major component contributing to the use of cash for the twenty-six week period ended March 2, 2013 was cash dividends paid of $37.9 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $15.9 million. The major component contributing to the use of cash for the twenty-six week period ended February 25, 2012 was cash dividends paid of $31.5 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $16.8 million. Net cash used in financing activities increased for the twenty-six period ended March 2, 2013 compared to the same period in the prior fiscal year primarily due to the increase in the dividend per share amount to $0.30 per share from $0.25 per share in the same period in the prior fiscal year.

We paid cash dividends of $37.9 million during the twenty-six week period ended March 2, 2013 to shareholders of record, which consisted of the regular quarterly cash dividends of $0.30 per share. On December 6, 2012, the Board of Directors declared a dividend of $0.30 per share payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012. This accelerated quarterly dividend was intended to be in lieu of the quarterly dividend which would have been payable in January 2013. This dividend resulted in a payout of $18.9 million.

On April 4, 2013, the Board of Directors declared a dividend of $0.30 per share payable on April 30, 2013 to shareholders of record at the close of business on April 16, 2013. The dividend will result in a payout of approximately $19.0 million, based on the number of shares outstanding at April 4, 2013.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the twenty-six week period ended March 2, 2013, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the twenty-six week period ended March 2, 2013, we returned $37.9 million to shareholders in the form of cash dividends.

In June 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. In August 2012, we purchased a 14-acre open space in Davidson, and broke ground on a new 180,000 square foot Customer Service Center facility. We anticipate completing construction in calendar 2013. We expect to invest approximately $37.5 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Davidson. We spent approximately $4.2 million in fiscal 2012 and $12.3 million in the first two quarters of fiscal 2013, with the majority of the remaining balance expected to be spent through the end of fiscal year 2013. Additionally, as a result of the establishment of our new co-located headquarters, we have estimated non-recurring costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014. For the twenty-six week period ended March 2, 2013, we have incurred approximately $1.5 million in non-recurring costs associated with the establishment of our new co-located headquarters.

In July 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio. We expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, substantially all of which is expected to be spent over the course of fiscal years 2013 and 2014. We spent approximately $4.2 million in the first two quarters of fiscal 2013. We expect to complete construction and begin operation in late summer or early fall of 2014.

On February 22, 2013, we signed the Asset Purchase Agreement with Barnes Group Inc. to acquire substantially all the assets and assume certain liabilities of BDNA, subject to the terms and conditions of the Asset Purchase Agreement. The acquisition is expected to close during our fiscal third quarter, subject to regulatory approvals and customary closing conditions and will be financed using available cash and borrowings under an anticipated new credit facility and term loan structure. Related to the acquisition, we expect to incur non-recurring transaction and integration costs in the range of $25.0 to $30.0 million, with most of those costs coming in fiscal years 2013 and 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of March 2, 2013. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts. In addition, Erik Gershwind, our President and Chief Executive Officer, is an officer and director of the real estate entity. We paid rent under operating leases to the Affiliate for the first twenty-six weeks of fiscal 2013 of approximately $1.1 million in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. We currently have various capital leases and financing obligations for certain information technology equipment in the amount of $5.6 million, of which $3.3 million remains outstanding at March 2, 2013. Refer to Note 6 to our condensed consolidated financial statements.

Operating Leases

As of March 2, 2013, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2017.

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

Item 4. Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended March 2, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/2/12 – 1/1/13	800	$73.92	—	4,383,970
1/2/13 – 2/1/13	772	78.08	—	4,383,970
2/2/13 – 3/2/13	44	81.04	—	4,383,970
Total	1,616	$76.10	—

(1)	During the thirteen weeks ended March 2, 2013, 1,616 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan”. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of March 2, 2013, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,383,970 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

2.01	Asset Purchase Agreement, dated February 22, 2013, between MSC Industrial Direct Co., Inc. and Barnes Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 11, 2013	By: /s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 11, 2013	By: /s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
2.01	Asset Purchase Agreement, dated February 22, 2013, between MSC Industrial Direct Co., Inc. and Barnes Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.