Form 10-Q
period 2013-06-01
MSC INDUSTRIAL DIRECT CO INC
filed 2013-07-11
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013
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

As of July 2, 2013, 49,223,992 shares of Class A common stock and 14,165,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the Company’s ability to timely and efficiently integrate its recent acquisition of the business of Barnes Distribution North America (“BDNA”) and realize the anticipated synergies from the transaction;
•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	financial restrictions on outstanding borrowings;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems;
•	retention of key personnel; and
•	risk of delays in opening or expanding our customer fulfillment centers or customer service centers.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 1, 2013	September 1, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,017	$168,453
Accounts receivable, net of allowance for doubtful accounts of $6,965 and $6,934, respectively	337,779	297,215
Inventories	414,268	393,412
Prepaid expenses and other current assets	43,584	29,313
Deferred income taxes	31,718	31,718
Total current assets	885,366	920,111
Property, plant and equipment, net	234,643	174,597
Goodwill	632,801	289,124
Identifiable intangibles, net	159,807	51,212
Other assets	6,875	9,832
Total assets	$1,919,492	$1,444,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$40,000	$—
Current maturities of long-term debt	10,527	1,007
Accounts payable	106,082	96,640
Accrued liabilities	88,240	72,868
Total current liabilities	244,849	170,515
Long-term debt, net of current maturities	242,353	2,189
Deferred income taxes and tax uncertainties	85,180	85,061
Total liabilities	572,382	257,765
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,576,115 and 52,581,838 shares issued, respectively	55	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 14,165,747 and 15,560,294 shares issued and outstanding, respectively	14	16
Additional paid-in capital	522,327	483,682
Retained earnings	1,095,568	970,965
Accumulated other comprehensive loss	(3,608)	(2,443)
Class A treasury stock, at cost, 5,351,387 and 5,342,091 shares, respectively	(267,246)	(265,162)
Total shareholders’ equity	1,347,110	1,187,111
Total liabilities and shareholders’ equity	$1,919,492	$1,444,876

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net sales	$636,923	$611,970	$1,783,876	$1,720,647
Cost of goods sold	347,410	332,387	972,905	929,471
Gross profit	289,513	279,583	810,971	791,176
Operating expenses	189,267	168,724	517,797	486,966
Income from operations	100,246	110,859	293,174	304,210
Other Income (Expense):
Interest expense	(1,141)	(63)	(1,266)	(179)
Interest income	31	42	113	160
Other income (expense), net	(5)	15	66	(5)
Total other income (expense)	(1,115)	(6)	(1,087)	(24)
Income before provision for income taxes	99,131	110,853	292,087	304,186
Provision for income taxes	36,777	40,642	110,467	114,070
Net income	$62,354	$70,211	$181,620	$190,116
Per Share Information:
Net income per common share:
Basic	$0.99	$1.11	$2.88	$3.02
Diluted	$0.98	$1.10	$2.86	$3.00
Weighted average shares used in computing net income per common share:
Basic	62,808	62,651	62,628	62,517
Diluted	63,134	63,055	62,947	62,896
Cash dividend declared per common share	$0.30	$0.25	$0.90	$0.75

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net income, as reported	$62,354	$70,211	$181,620	$190,116
Cumulative foreign currency translation adjustment	(388)	(132)	(1,165)	(505)
Comprehensive income	$61,966	$70,079	$180,455	$189,611

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Thirty-Nine Weeks Ended June 1, 2013
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at Cost	Total
Balance at September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	1,394	2	(1,394)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,177	469	—	—	—	25,163	—	—	—	—	25,163
Common stock issued under associate stock purchase plan	—	—	—	—	1,319	—	—	(42)	1,572	2,891
Grant of restricted common stock, net of cancellations	131	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,989	—	—	—	—	11,989
Purchase of treasury stock	—	—	—	—	—	—	—	51	(3,656)	(3,656)
Cash dividends paid on Class A common stock	—	—	—	—	—	(43,478)	—	—	—	(43,478)
Cash dividends paid on Class B common stock	—	—	—	—	—	(13,365)	—	—	—	(13,365)
Issuance of dividend equivalent units	—	—	—	—	174	(174)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(1,165)	—	—	(1,165)
Net income	—	—	—	—	—	181,620	—	—	—	181,620
Balance at June 1, 2013	54,576	$55	14,166	$14	$522,327	$1,095,568	$(3,608)	5,351	$(267,246)	$1,347,110

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012
Cash Flows from Operating Activities:
Net income	$181,620	$190,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,994	25,279
Stock-based compensation	11,989	11,410
Loss on disposal of property, plant, and equipment	791	876
Provision for doubtful accounts	2,111	2,520
Deferred income taxes	—	3,025
Excess tax benefits from stock-based compensation	(5,563)	(4,844)
Write-off of deferred financing costs on previous credit facility	594	—
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(6,791)	(30,150)
Inventories	28,084	(44,499)
Prepaid expenses and other current assets	(11,136)	(11,837)
Other assets	2,162	4,388
Accounts payable and accrued liabilities	7,574	(1,076)
Total adjustments	63,809	(44,908)
Net cash provided by operating activities	245,429	145,208
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(62,305)	(28,753)
Cash used in business acquisition, net of cash received	(548,769)	(33,451)
Net cash used in investing activities	(611,074)	(62,204)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,656)	(47,986)
Payments of cash dividends	(56,843)	(47,341)
Payments on capital lease and financing obligations	(981)	(721)
Excess tax benefits from stock-based compensation	5,563	4,844
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,891	2,630
Proceeds from exercise of Class A common stock options	19,986	19,566
Borrowings under financing obligations	257	1,050
Borrowings under Credit Facility	370,000	—
Credit facility financing costs	(1,904)	—
Payments under revolving loans from credit facility	(80,000)	—
Net cash provided (used) by financing activities	255,313	(67,958)
Effect of foreign exchange rate changes on cash and cash equivalents	(104)	(56)
Net (decrease) increase in cash and cash equivalents	(110,436)	14,990
Cash and cash equivalents – beginning of period	168,453	95,959
Cash and cash equivalents – end of period	$58,017	$110,949
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$102,107	$113,299
Cash paid for interest	$367	$34

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

The Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”) on April 22, 2013. The results of BDNA are included in the current period since the date of acquisition.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week and thirty-nine week periods ended June 1, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2012.

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

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net income as reported	$62,354	$70,211	$181,620	$190,116
Less: Distributed net income available to participating securities	(125)	(95)	(365)	(253)
Less: Undistributed net income available to participating securities	(347)	(472)	(991)	(1,288)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$61,882	$69,644	$180,264	$188,575
Add: Undistributed net income allocated to participating securities	347	472	991	1,288
Less: Undistributed net income reallocated to participating securities	(345)	(469)	(986)	(1,280)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$61,884	$69,647	$180,269	$188,583
Denominator:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Weighted average shares outstanding for basic net income per share	62,808	62,651	62,628	62,517
Effect of dilutive securities	326	404	319	379
Weighted average shares outstanding for diluted net income per share	63,134	63,055	62,947	62,896
Net income per share Two-class method:
Basic	$0.99	$1.11	$2.88	$3.02
Diluted	$0.98	$1.10	$2.86	$3.00

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended June 1, 2013 and May 26, 2012.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,329 and $1,391 for the thirteen week periods ended June 1, 2013 and May 26, 2012, respectively and $4,097 and $4,310 for the thirty-nine week periods ended June 1, 2013 and May 26, 2012, respectively. Tax benefits related to these expenses for the thirteen week periods ended June 1, 2013 and May 26, 2012 were $483 and $501, respectively, and for the thirty-nine week periods ended June 1, 2013 and May 26, 2012 were $1,487 and $1,569, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012
Expected life (in years)	3.8	4.8
Risk-free interest rate	0.55%	1.01%
Expected volatility	32.86%	35.20%
Expected dividend yield	1.70%	1.70%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the Company’s stock option activity for the thirty-nine weeks ended June 1, 2013 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2012	1,377	$49.79
Granted	360	69.52
Exercised	(469)	42.65
Canceled	(4)	62.43
Outstanding on June 1, 2013	1,264	$58.01	4.69	$31,162
Exercisable on June 1, 2013	420	$48.65	3.36	$14,303

The weighted-average grant-date fair values of the stock options granted for the thirty-nine week periods ended June 1, 2013 and May 26, 2012 were $15.33 and $17.67, respectively. The unrecognized share-based compensation cost related to stock option expense at June 1, 2013 was $9,285 and will be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended June 1, 2013 and May 26, 2012 were $15,140 and $14,445, respectively.

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirty-nine weeks ended June 1, 2013 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2012	535	$52.37
Granted	141	70.37
Vested	(157)	45.11
Canceled/Forfeited	(10)	58.57
Non-vested restricted share awards at June 1, 2013	509	$59.47

Stock-based compensation expense recognized for the restricted share awards was $2,024 and $1,919 for the thirteen week periods ended June 1, 2013 and May 26, 2012, respectively, and $6,301 and $5,512 for the thirty-nine week periods ended June 1, 2013 and May 26, 2012, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at June 1, 2013 was $18,071 and will be recognized over a weighted average period of 2.2 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the thirty-nine weeks ended June 1, 2013 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 1, 2012	192	$54.90
Granted	3	75.30
Vested	—	—
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at June 1, 2013	195	$55.23

Stock-based compensation expense recognized for the restricted stock units was $532 and $529 for the thirteen week periods ended June 1, 2013 and May 26, 2012, respectively, and $1,591 and $1,588 for the thirty-nine week periods ended June 1, 2013 and May 26, 2012. The unrecognized compensation cost related to the restricted stock units at June 1, 2013 was $4,490 and is expected to be recognized over a period of 2.4 years.

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

As of June 1, 2013 and September 1, 2012, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $3,329 and $104,529, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of June 1, 2013 and September 1, 2012 due to the short-term maturity of these items.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at June 1, 2013, approximates its fair value.

During the thirty-nine weeks ended June 1, 2013 and May 26, 2012, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 5. Business Combinations

On April 22, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”), pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between the Company and Barnes (the “Asset Purchase Agreement”). In connection with the acquisition, the total cash consideration the Company paid to Barnes was $548,769, subject to certain post-closing adjustments set forth in the Asset Purchase Agreement. The acquisition was funded by borrowings under the Company’s new unsecured credit facility (described in Note 7 below), which was closed simultaneously with the acquisition, and the remaining portion of the purchase price was funded from available cash reserves.

BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, the Company adds a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and Vendor Managed Inventory solution (“VMI”). With the integration of the two businesses, the Company will have the opportunity to bring its maintenance, repair and operations (“MRO”) offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to the Company’s customers. In addition, the acquisition extends the Company’s presence into Canada and in new end markets such as mining, transportation and oil and gas.

The acquisition of BDNA was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Non-recurring transaction and integration costs totaling $6,049 and $7,693 are included in the Company’s consolidated statement of income for the thirteen and thirty-nine week periods ended June 1, 2013. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s purchase accounting as of June 1, 2013 is preliminary primarily due to the pending final assessment of the valuation of the intangible assets and inventory and an expected working capital adjustment to the purchase price.

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Inventory	$49,378
Accounts Receivable	36,407
Prepaid Expenses and Other Current Assets	3,161
Intangible Assets	117,400
Goodwill	343,912
Property, Plant and Equipment	19,165
Other Assets	98
Total Assets Acquired	$569,521
Accounts Payable and Accrued Expense	20,089
Other Long-term Liabilities	663
Total Liabilities Assumed	$20,752
Net Assets Acquired	$548,769

Acquired intangible assets with a fair value of $117,400 consisted of customer relationships of $107,000 with a useful life of 18 years, an indefinite lived tradename of $7,500, and a tradename of $2,900 with a useful life of 5 years. The goodwill amount of $343,912 represents the excess of the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 5. Business Combinations  – (continued)

purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the expected synergies from the result of adding a highly complementary provider of fasteners and other high margin consumable products and services with an experienced field sales force and VMI solution. In addition, the acquisition extends the Company’s presence into Canada and other new end markets. This goodwill will not be amortized and will be tested for impairment at least annually. All of the goodwill recognized as a result of the BDNA acquisition is expected to be deductible for tax purposes and will be amortized for tax purposes over 15 years.

The amount of revenue and earnings from BDNA included in the condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended June 1, 2013 is $34,733 and $1,343, respectively.

The following unaudited pro forma financial information for the thirteen and thirty-nine week periods ended June 1, 2013, and May 26, 2012 represent the combined results of the Company’s operations as if the acquisition of BDNA had occurred on August 28, 2011. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net Sales	$680,105	$692,220	$1,968,947	$1,951,216
Net Income	67,048	71,580	186,591	190,307
Net income per share Two-class method:
Basic	$1.06	$1.13	$2.96	$3.02
Diluted	$1.05	$1.13	$2.94	$3.00

Included in the unaudited pro forma net income are adjustments for acquisition-related expenses directly attributable to the acquisition, which are not expected to have a continuing impact on the combined results of the Company’s operations, amortization of identifiable intangible assets recognized from the BDNA acquisition, interest expense incurred as a result of the New Credit Facility, increased cost of sales related to the step-up of inventory and changes to income tax expense as a result of the combined results. None of the pro forma adjustments are considered material in relation to the overall unaudited pro forma financial information presented.

Note 6. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

Balance as of September 1, 2012	$289,124
BDNA acquisition	343,912
Foreign currency translation adjustment	(235)
Balance as of June 1, 2013	$632,801

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 6. Goodwill and Other Intangible Assets  – (continued)

The components of the Company’s other intangible assets for the thirty-nine week period ended June 1, 2013 and for the fiscal year ended September 1, 2012 are as follows:

	Average Useful Life (in years)	June 1, 2013		September 1, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5 - 18	$175,064	$(40,263)	$68,160	$(33,826)
Non-Compete Agreements	2 - 3	1,348	(777)	1,348	(395)
Contract Rights	10	23,100	(16,170)	23,100	(14,437)
Trademark	1 - 5	3,380	(521)	480	(273)
Trademarks and License Agreement	Indefinite	14,646	—	7,055	—
Total		$217,538	$(57,731)	$100,143	$(48,931)

The Company recorded approximately $117,400 of acquired intangible assets, consisting primarily of customer relationships and $91 relating to the registration and application of new trademarks for the thirty-nine week periods ended June 1, 2013 and $12,808 of acquired intangible assets, consisting primarily of customer relationships and $143 relating to the registration and application of new trademarks for the fiscal year ended September 1, 2012. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $8,800 and $7,336 for the thirty-nine week periods ended June 1, 2013 and May 26, 2012, respectively. The Company expects amortization expense to be approximately $4,267 for the remainder of fiscal 2013 and for each of the five succeeding fiscal years as follows:

Fiscal Year
2014	$16,888
2015	16,696
2016	14,421
2017	7,987
2018	7,779

Note 7. Debt and Capital Lease Obligations

Credit Facility

On April 22, 2013, in connection with the acquisition of BDNA, the Company entered into a new $650,000 credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000. The New Credit Facility replaced the Company’s $200,000 Credit Agreement (the “Credit Agreement”), dated June 8, 2011.

The New Credit Facility also permits the Company, at its request, and upon the satisfaction of certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $200,000. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 7. Debt and Capital Lease Obligations  – (continued)

and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility (excluding any outstanding swingline loans), based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the New Credit Facility at June 1, 2013 was 1.19%, which represents LIBOR plus 1.0%.

The New Credit Facility contains customary restrictive covenants which are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of the Company’s subsidiaries.

The Company financed $370,000 of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The remaining balance of the revolving loan facility is available for working capital purposes, if necessary. During the thirteen and thirty-nine week periods ended June 1, 2013, the Company repaid $80,000 of the revolving loan facility, reducing the outstanding balance of the revolver to $40,000.

As of June 1, 2013, there were $290,000 borrowings outstanding under the New Credit Facility, other than letters of credit which were immaterial, of which $49,375 represents current maturities. As of September 1, 2012, no borrowings were outstanding under the previous Credit Agreement, other than letters of credit which were immaterial. At each of those dates, the Company was in compliance with the operating and financial covenants of the New Credit Facility and the previous Credit Agreement.

On June 28, 2013, the Company paid down its remaining outstanding balance on the revolving credit note in the amount of $40,000.

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirty-nine week period ended June 1, 2013, the Company entered into a capital lease and financing arrangements for certain information technology equipment totaling $665. During the fiscal year ended September 1, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,582.

The amount due under all capital leases and financing arrangements at June 1, 2013 was approximately $2,880 of which $1,152 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at June 1, 2013 and September 1, 2012 was approximately $3,973 and $3,751, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 8. Shareholders’ Equity

The Company paid cash dividends of $56,843 for the thirty-nine weeks ended June 1, 2013. For the thirty-nine weeks ended May 26, 2012, the Company paid cash dividends of $47,341.

On June 24, 2013, the Board of Directors declared a dividend of $0.30 per share payable on July 23, 2013 to shareholders of record at the close of business on July 9, 2013. This dividend will result in an estimated payout of approximately $19,017 based on the number of shares outstanding at July 2, 2013.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 1, 2013 the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,384 shares. In addition, during the thirty-nine week period ending June 1, 2013, the Company repurchased 51 shares of its Class A common stock for $72.16, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. These shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.

Note 9. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended June 1, 2013 and May 26, 2012 was minimal.

Note 10. Income Taxes

During the thirteen and thirty-nine week periods ended June 1, 2013, there were no material changes in unrecognized tax benefits.

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

Note 12. Recently Issued Accounting Standards

Recognizing assets and liabilities arising from lease contracts on the balance sheet

In May 2013, the Financial Accounting Standards Board (“FASB”) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments are due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 12. Recently Issued Accounting Standards  – (continued)

earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company). The company is currently assessing the impact that the adoption of the guidance will have on its financial position, results of operations and cash flows.

Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout the United States and Canada.

Excluding BDNA, we offer approximately 600,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from five customer fulfillment centers and 105 branch offices, excluding the locations acquired from BDNA. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We also offer a nationwide cutoff time of 8:00 PM Eastern time on qualifying orders for customers in the contiguous United States, which will be delivered to the customers the next day at no additional cost over standard MSC ground delivery charges.

Net sales increased by 4.1% (5.7% on an average daily sales basis) and 3.7% (4.2% on an average daily sales basis) for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year. We have experienced a slower sales growth rate for the thirteen and thirty-nine week period ended June 1, 2013, as compared to the same periods in the prior fiscal year. BDNA contributed $34.7 million of net sales for the thirteen and thirty-nine week periods ended June 1, 2013. The manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, began to decline during our fiscal fourth quarter of 2012 into a contracting manufacturing sector environment. However, the trend has recently stabilized into a range at around the 50.0% level. Our sales growth rates for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year, have slowed primarily due to continued weakness in the core metalworking manufacturing sector. We will continue to invest in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales.

Our gross profit margin was 45.5% for each of the thirteen and thirty-nine week periods ended June 1, 2013, as compared to 45.7% and 46.0% for the same periods in the prior fiscal year. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix and lower gross margins from our vending program, partially offset by higher gross margins from BDNA.

Operating expenses increased 12.2% and 6.3% for the thirteen and thirty-nine week periods ended June 1, 2013 as compared to the same periods in the prior fiscal year, primarily as a result of additional operating expenses incurred as a result of the BDNA acquisition as well as for integration and non-recurring transaction costs associated with the acquisition. Excluding BDNA, operating expenses increased as a result of increased payroll and payroll related costs, costs associated with our investment programs, and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina. For the thirteen and thirty-nine week periods ended June 1, 2013, our operating margin was 15.7% and 16.4% for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to 18.1% and 17.7% for the same periods in the prior fiscal year.

We expect operating costs to continue to increase throughout the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to increased expenses related to BDNA operations, integration and non-recurring transaction costs, increased compensation expenses and fringe benefits costs, and increased costs associated with executing on our vending and other investment programs. We also expect to incur operating costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina. In connection with the new co-location, we have estimated associate relocation costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014. For the thirty-nine week period ended June 1, 2013, we have incurred approximately $2.4 million in non-recurring costs associated with the establishment of our new co-located headquarters. However, we will continue to work proactively to manage and control discretionary spending as we closely monitor current economic conditions. We will also continue to seek opportunities to help position us for future expansion and any such expansion would increase our operating expenses. We believe that cash flows from operations, available cash and funds available under the current revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the thirty-nine week period ended June 1, 2013, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index dropped below 50% in June 2012 for the first time since July 2009. However, the trend has recently stabilized into a range at around the 50.0% level. The ISM index was 50.9% for the month of June 2013. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and inventories are growing, while employment is contracting from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Continued concerns relating to macroeconomic factors may continue to influence our customers to be more cautious in their purchases of MSC’s products. In addition, sales to governmental agencies have generally been constrained by the government spending environment. Sales to our government accounts represented approximately 8.4% of our total sales during the thirty-nine week period ended June 1, 2013.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit-worthy customers and maintain optimal inventory and service levels to meet customer demands during these challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”), and vending programs.

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”), pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes (the “Asset Purchase Agreement”). In connection with the Acquisition, the total cash consideration we paid to Barnes was $548.8 million, subject to certain post-closing adjustments set forth in the Asset Purchase Agreement. The acquisition was funded by borrowings under our new unsecured credit facility, which was closed simultaneously with the acquisition, and the remaining was funded from available cash reserves. BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, we add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, we will have the opportunity to bring our MRO offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to our customers.

As a result of the BDNA acquisition, we expect to incur non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. These costs are estimated to be between $25.0 million and $30.0 million, with the majority to be incurred in fiscal 2013 and fiscal 2014. For the thirty-nine week period ending June 1, 2013, these costs amounted to $7.7 million.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands)
Net Sales	$636,923	$611,970	4.1%	$1,783,876	$1,720,647	3.7%

Net sales increased 4.1% (5.7% on an average daily sales basis), or approximately $25.0 million for the thirteen week period ended June 1, 2013, as compared to the same period in the prior fiscal year. We estimate that this $25.0 million increase in net sales is comprised of $34.7 million from the acquisition of BDNA in April 2013 and $4.7 million from improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. This is offset by one less sales day in the current period and lower sales volume. Of the above $25.0 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $0.7 million and there was an increase in our remaining business of approximately $24.3 million.

Net sales increased 3.7% (4.2% on an average daily sales basis), or approximately $63.2 million for the thirty-nine week period ended June 1, 2013, as compared to the same period in the prior fiscal year. We estimate that this $63.2 million increase in net sales is comprised of $47.6 million from the acquisitions of BDNA in April 2013 and ATS Industrial Supply, Inc. in January 2012 and $30.1 million from improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. This is offset by one less sales day in the current period and lower sales volume. Of the above $63.2 million increase in net sales, our Large Account Customers increased by approximately $16.8 million and there was an increase in our remaining business of approximately $46.4 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2013 vs. 2012	5.7%	1.2%	5.8%	4.2%
2012 vs. 2011	15.0%	16.5%	15.4%	15.6%

Excluding BDNA, the trends noted above can be further analyzed by customer type. Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business. The tables below show the pattern to the change in our fiscal quarterly average daily sales by customer type from the same periods in the prior fiscal year.

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2013 vs. 2012	(0.3)%	1.3%	6.2%	2.3%
2012 vs. 2011	17.8%	19.4%	19.8%	19.0%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD
2013 vs. 2012	0.9%	0.4%	4.9%	2.0%
2012 vs. 2011	7.4%	9.2%	4.1%	6.9%

Exclusive of the UK and BDNA, average order size increased to approximately $395 for the third quarter of fiscal 2013 as compared to $390 in the third quarter of fiscal 2012. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Website, gives us a competitive advantage over smaller suppliers. Historically, we have reported our business through electronic portals by disclosing sales made through the MSC Websites. During the fourth quarter of fiscal 2012, we adopted a new measurement of sales through all eCommerce platforms. The new measurement, which measures all sales made through our eCommerce platforms, includes sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals. Sales made through all of our eCommerce platforms, excluding BDNA, were $760.5 million, representing 43.5% of consolidated net sales for the thirty-nine week period ended June 1, 2013, compared to $696.9 million, representing 40.5% of consolidated net sales for the same period in the prior fiscal year.

Our field sales associate headcount remained the same at 1,101 as of June 1, 2013 compared to May 26, 2012. Excluded from field associate headcount of 1,101 at June 1, 2013, is approximately 684 field sales associates from BDNA. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In fiscal 2013, we are enhancing our SKU expansion plans through our eCommerce channels in order to bring additional value to our key stakeholders. Our suppliers can broaden their product portfolio available through MSC, and shorten time to market for new items outside our annual catalog cycle. Customers can find and buy from an expanded SKU selection and our associates realize improved productivity as fewer transactions are carried out as “special orders”. Excluding BDNA, we have introduced approximately 60,000 additional SKUs through our Ecommerce channels from the beginning of fiscal 2013 to date, bringing MSC’s total active, saleable SKU count to approximately 935,000.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands)
Gross Profit	$289,513	$279,583	3.6%	$810,971	$791,176	2.5%
Gross Profit Margin	45.5%	45.7%		45.5%	46.0%

Gross profit margin for the thirteen and thirty-nine week periods ended June 1, 2013 decreased from the comparable periods in the prior fiscal year as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from our vending programs, partially offset by higher gross margins from BDNA.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands)
Operating Expenses	$189,267	$168,724	12.2%	$517,797	$486,966	6.3%
Percentage of Net Sales	29.7%	27.6%		29.0%	28.3%

The increase in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the BDNA acquisition as well as for integration and non-recurring transaction costs associated with the acquisition.

The increase in operating expenses in dollars for the thirteen week period ended June 1, 2013, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the BDNA acquisition as well as for integration and non-recurring transaction costs associated with the acquisition. BDNA’s operating expenses accounted for approximately $16.0 million of total operating expenses for the thirteen week period ended June 1, 2013 . Approximately $5.5 million of expenses related to integration and non-recurring transaction costs associated with the BDNA acquisition were included in operating expenses for the thirteen week period ended June 1, 2013. Excluding BDNA, operating expenses increased primarily due to an increase in costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina of approximately $0.9 million and costs associated with our investment program. These costs were offset by the Company’s cost containment initiatives, including the reduction in the annual bonus expense accrual as the fiscal 2013 bonus payout is expected to be at lower levels than fiscal 2012 due to the Company’s expected fiscal 2013 performance relating to the current economic conditions.

The increase in operating expenses in dollars for the thirty-nine week period ended June 1, 2013, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the BDNA acquisition as well as for integration and non-recurring transaction costs associated with the acquisition. BDNA’s operating expenses accounted for approximately $16.0 million of total operating expenses for the thirty-nine week period ended June 1, 2013. Approximately $7.1 million of expenses related to integration and non-recurring transaction costs associated with the BDNA acquisition were included in operating expenses for the thirty-nine week period ended June 1, 2013. Excluding BDNA, operating expenses increased primarily due to an increase in payroll and payroll related costs, costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina of approximately $2.4 million and costs associated with our investment program. These costs were offset by the Company’s cost containment initiatives, including the reduction in the annual bonus expense accrual as discussed above.

Payroll and payroll related costs represented approximately 54.1% and 54.4% of total operating expenses for the thirteen and thirty-nine week periods ended June 1, 2013, respectively, as compared to approximately 54.2% and 54.8% for the thirteen and thirty-nine week periods ended May 26, 2012, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year primarily as a result of lower commissions and the reduction in the annual bonus expense accrual as discussed above and as a result of increased operating expenses due to the other factors discussed above.

Freight costs represented approximately 14.3% and 14.8% of total operating expenses for the thirteen and thirty-nine week periods ended June 1, 2013, respectively, as compared to 15.8% and 15.5% for the thirteen and thirty-nine week periods ended May 26, 2012, respectively. These costs decreased as a percentage of operating expenses for the thirteen and thirty-nine week period ended June 1, 2013, primarily as a result of a decrease in the overall number of packages shipped and an increase in the number of direct shipments from our suppliers compared to the same period in the prior fiscal year as well as increased operating expenses due to the other factors discussed above.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands)
Income from Operations	$100,246	$110,859	(9.6)%	$293,174	$304,210	(3.6)%
Percentage of Net Sales	15.7%	18.1%		16.4%	17.7%

The decrease in income from operations for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year, was primarily attributable to decreases in our gross profit margins and increases in operating expenses as described above. Income from operations as a percentage of net sales also decreased for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the prior fiscal year due to those same factors.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$36,777	$40,642	(9.5)%	$110,467	$114,070	(3.2)%
Effective Tax Rate	37.10%	36.66%		37.82%	37.50%

The effective tax rate for the thirteen and thirty-nine week periods ended June 1, 2013 was 37.10% and 37.82%, respectively, as compared to 36.66% and 37.50% for the comparable periods in the prior fiscal year.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 1, 2013	May 26, 2012	Percentage Change	June 1, 2013	May 26, 2012	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$62,354	$70,211	(11.2)%	$181,620	$190,116	(4.5)%
Diluted Earnings Per Share	$0.98	$1.10	(10.9)%	$2.86	$3.00	(4.7)%

The factors which affected net income for the thirteen and thirty-nine week periods ended June 1, 2013, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of June 1, 2013, we held $58.0 million in cash and cash equivalent funds consisting primarily of money market deposit accounts. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Our primary sources of capital have been cash generated from operations. Borrowings under credit agreements together with cash generated from operations, have been used to fund our working capital needs, the costs of acquisitions, investments in our growth, repurchases of our Class A common stock, and to pay dividends. At June 1, 2013, total borrowings outstanding, including amounts due under all capital leases and financing arrangements, were approximately $292.9 million, as compared to $3.2 million at September 1, 2012.

On April 22, 2013, in connection with the acquisition of BDNA, the Company entered into a new $650.0 million credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million. The New Credit Facility replaced the $200.0 million Credit Agreement, dated June 8, 2011.

The New Credit Facility also permits the Company, at its request, and upon the satisfaction of certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $200.0 million. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the New Credit Facility bear interest, at the Company’s option either, at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio.

We are required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility (excluding any outstanding swingline loans), based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The New Credit Facility contains customary restrictive covenants which are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of the Company’s subsidiaries.

The Company financed $370.0 million of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The remaining balance of the revolving loan facility is available for working capital purposes. During the thirty-nine week period ended June 1, 2013, the Company repaid $80.0 million of the revolving loan facility, reducing the outstanding balance of the revolving loan facility to $40.0 million. On June 28, 2013, the Company paid down its remaining outstanding balance on the revolving loan facility in the amount of $40.0 million. As of June 1, 2013, there were $290.0 million borrowings outstanding under the New Credit Facility, other than letters of credit which were immaterial, of which $49.4 million represents current maturities. As of September 1, 2012, no borrowings were outstanding under the previous Credit Agreement, other than letters of credit which were immaterial. At each of those dates, the Company was in compliance with the operating and financial covenants of the New Credit Facility and the previous Credit Agreement.

Net cash provided by operating activities for the thirty-nine week periods ended June 1, 2013 and May 26, 2012 was $245.4 million and $145.2 million, respectively. There are various increases and decreases contributing to this change. The decrease in the change in inventories and the smaller increase in the change in accounts receivable contributed to the increase in net cash provided by operating activities.

Working capital was $640.5 million at June 1, 2013, compared to $749.6 million at September 1, 2012. At these dates, the ratio of current assets to current liabilities was 3.6 and 5.4, respectively. The decrease in working capital and the current ratio is primarily related to the cash paid of $178.8 for the acquisition of BDNA and the borrowings made under the New Credit Facility in connection with the acquisition.

Net cash used in investing activities for the thirty-nine week periods ended June 1, 2013 and May 26, 2012 was $611.1 million and $62.2 million, respectively. The increase of approximately $548.9 million in net cash used in investing activities resulted from an increase in cash used in business acquisitions and an increase in expenditures for property, plant and equipment. Approximately $548.8 million was used for the acquisition of BDNA for the thirty-nine week period ended June 1, 2013 compared to approximately $32.4 million cash used for the acquisition of ATS Industrial Supply Co., Inc. for the thirty-nine week period ended May 26, 2012. The increase of approximately $33.6 million in expenditures for property, plant, and equipment for the thirty-nine week period ended June 1, 2013 as compared to the same period in the prior fiscal year, was primarily due to increased investments in our vending solutions as well as investments in capital expenditures to construct and outfit the facilities in Davidson, NC and Columbus, OH, which are discussed below.

Net cash provided by financing activities for the thirty-nine week periods ended June 1, 2013 was $255.3 million compared to net cash used by financing activities of $68.0 million for the thirty-nine week period ended May 26, 2012. The major component contributing to the source of cash for the thirty-nine week period ended June 1, 2013 were borrowings of $370.0 million under the New Credit Facility, which was entered into in connection with the acquisition of BDNA, offset by repayments on the New Credit Facility of $80.0 million related to the revolving credit note. The other component contributing to the source of cash for the thirty-nine week period ended June 1, 2013 were net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $20.0 million. Net cash provided by financing activities was partially offset by cash dividends paid of $56.8 million. The major component contributing to the use of cash for the thirty-nine week period ended May 26, 2012 were the repurchase of shares of Class A common stock of $48.0 million and the cash dividends paid of $47.3 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $19.6 million.

We paid cash dividends of $56.8 million during the thirty-nine week period ended June 1, 2013 to shareholders of record, which consisted of the regular quarterly cash dividends of $0.30 per share. On June 24, 2013, the Board of Directors declared a dividend of $0.30 per share payable on July 23, 2013 to shareholders of record at the close of business on July 9, 2013. This dividend will result in an estimated payout of approximately $19.0 million based on the number of shares outstanding at July 2, 2013.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations, other than from net earnings, will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the thirteen and thirty-nine week periods ended June 1, 2013, the expanded working capital needs will generally be funded primarily by cash from operations. In addition to the expanded working capital needs, in the thirty-nine week period ended June 1, 2013, we returned $56.8 million to shareholders in the form of cash dividends.

In June 2012, we announced plans to co-locate our corporate headquarters in Davidson, North Carolina, which is located in the Charlotte area, in addition to our current location in Melville, New York in order to support our growth strategy. In August 2012, we purchased a 14-acre open space in Davidson, and broke ground on a new 180,000 square foot Customer Service Center facility. We anticipate completing construction in calendar 2013. We expect to invest approximately $37.5 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Davidson. We spent approximately $4.2 million in fiscal 2012 and $20.7 million in the first three quarters of fiscal 2013, with the majority of the remaining balance expected to be spent through the end of fiscal year 2013. Additionally, as a result of associate relocations, we have estimated relocation costs ranging between $7.0 million to $10.0 million, to be incurred primarily in fiscal years 2013 and 2014. For the thirty-nine week period ended June 1, 2013, we have incurred approximately $2.4 million in non-recurring costs associated with the establishment of our new co-located headquarters.

In July 2012, we announced plans to build our fifth U.S.-based customer fulfillment center in Columbus, Ohio. We expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, substantially all of which is expected to be spent over the course of fiscal years 2013 and 2014. We spent approximately $5.0 million in the first three quarters of fiscal 2013. We expect to complete construction and begin operation in late 2014.

On April 22, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”), pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between the Company and Barnes (the “Asset

Purchase Agreement”). In connection with the acquisition, the total cash consideration the Company paid to Barnes was $548.8 million, subject to certain post-closing adjustments set forth in the Asset Purchase Agreement. The Company financed $370.0 million of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility which closed simultaneously with the acquisition. As a result of the BDNA acquisition, we expect to incur non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. These costs are estimated to be between $25.0 million and $30.0 million, with the majority to be incurred in fiscal 2013 and fiscal 2014. For the thirty-nine week period ending June 1, 2013, these costs amounted to $7.7 million.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of June 1, 2013. The Affiliate is owned and controlled by our principal shareholders, Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts. In addition, Erik Gershwind, our President and Chief Executive Officer, is an officer and director of the real estate entity. We paid rent under operating leases to the Affiliate for the first thirty-nine weeks of fiscal 2013 of approximately $1.7 million in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. We currently have various capital leases and financing obligations for certain information technology equipment in the amount of $5.6 million, of which $2.9 million remains outstanding at June 1, 2013. Refer to Note 7 to our condensed consolidated financial statements.

Operating Leases

As of June 1, 2013, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations. We make estimates, judgments and assumptions in determining the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 1, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended June 1, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/3/13 – 4/1/13	—	$—	—	4,383,970
4/2/13 – 5/1/13	325	83.27	—	4,383,970
5/2/13 – 6/1/13	—	—	—	4,383,970
Total	325	$83.27	—

(1)	During the thirteen weeks ended June 1, 2013, 325 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan”. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was increased to 5,000,000 shares. As of June 1, 2013, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,383,970 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.01	Credit Agreement, dated as of April 22, 2013, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2013).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc.
(Registrant)

Dated: July 11, 2013	By: /s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 11, 2013	By: /s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Credit Agreement, dated as of April 22, 2013, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2013).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.