Form 10-K
period 2013-08-31
MSC INDUSTRIAL DIRECT CO INC
filed 2013-10-30
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of March 2, 2013 was approximately $4,073,351,019. As of October 18, 2013, 49,270,912 shares of Class A common stock and 14,140,747 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2014 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair and operations (“MRO”) products to customers throughout North America.

In April 2013, we completed the acquisition of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”), a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. The BDNA business specializes in lowering the total cost of its customers' inventory management through storeroom organization and vendor managed inventory. The Business services roughly 31,000 customers with nearly 1,400 associates, including over 650 field sales associates, and offers more than 55,000 SKUs of products. The information contained in this Annual Report on Form 10-K includes the operations of BDNA, unless otherwise noted. The acquisition has been accounted for as a business purchase pursuant to Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). The financial results of BDNA’s operations were included in the Company’s consolidated financial statements beginning on the acquisition date, which was April 22, 2013.

We operate primarily in the United States, with customers in all 50 states, through a network of fourteen customer fulfillment centers (ten customer fulfillment centers are located within the United States, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 105 branch offices (103 branches are located within the United States, one is located in the U.K. and the other is located in Mexico). MSC’s primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. In addition, we operate 10 smaller customer fulfillment centers in or near Reno, Nevada (2nd location); Hanover Park, Illinois; Dallas, Texas; Elizabethtown, Kentucky; Edison, New Jersey; Shelbyville, Kentucky; Wednesbury, United Kingdom; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada. Our experience has been that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available. Excluding BDNA, we offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges.

Excluding BDNA, we offer approximately 685,000 stock-keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, brochures and the Internet,

including our websites, mscdirect.com, mscmetalworking.com and use-enco.com (the “MSC Websites”). Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•	our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;
•	we guarantee same-day shipping of our core business products and offer next-day delivery on qualifying orders placed up until 8:00 P.M. Eastern Time (excluding BDNA), which enables our customers to reduce their inventory investment and carrying costs;
•	we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;
•	we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. This includes many features such as sophisticated search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and
•	we offer inventory management solutions with our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size, excluding BDNA, of approximately $403 in fiscal 2013. Excluding BDNA, we have approximately 322,000 active customers (defined as those that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the MSC Websites, eProcurement platforms or facsimile, and at times through direct communication with our outside sales associates.

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

We believe that there are significant administrative costs associated with generating and manually placing a purchase order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, inventory management solutions, eCommerce procurement solutions, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are also becoming increasingly important to customers seeking to reduce costs, allowing such customers to significantly reduce the need for purchasing agents and administrative personnel. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost saving models, as those offered by premier companies, such as MSC.

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, eCommerce capabilities and operating leverage, smaller suppliers to the industrial market have been experiencing increasing pressure to consolidate and/or curtail services and certain product lines in order to remain competitive. We believe that the relative inability of these smaller, more traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of larger distributors with the financial strength, skills, eCommerce capabilities and resources of larger distributors such as MSC. As a result of these dynamics, we continue to capture an increased share of sales by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

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

Business Strategy

Our business strategy is to reduce our customers’ total cost for obtaining, using, and maintaining their MRO supplies with superior customer service and value-added offerings. The strategy includes the following key elements:

•	providing a full suite of inventory management solutions, services and skills to reduce the total cost of procuring, using and disposing of inventory;
•	providing a broad selection of in-stock products including national industry brands and brands exclusive to MSC;
•	providing prompt response, same-day shipping, and next-day delivery;
•	delivering superior, “one call does it all” customer service and technical support;
•	providing a unique specialized technical process to optimize our customers’ tooling usage;
•	using advanced technologies to reduce procurement costs; and

•	offering competitive pricing that reflects our value offering.

Inventory Management Solutions.  Our inventory management solutions approach starts with the understanding that a proper customer assessment is critical to determining the service or group of services that will best meet our customers’ needs. Through our associates and their expertise with managing inventory solutions, we are able to develop and recommend solutions that provide a value driven response. Solution options, that are customized to address customer size, complexity and processes as well as specific product, technical and cost targets, might include one or several of e-Procurement, CMI, VMI, Vending, Crib Control, or part time or full time On-Site Resources. The success of each customer engagement is optimized by our world class sourcing, logistics and business systems that provide predictable, reliable and scalable service.

Broad Selection of Products.  Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We believe that our ability to offer customers a broad spectrum of industry and private brand and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. Excluding BDNA, we offer approximately 685,000 SKUs that are generally in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping and Next-Day Delivery.  Excluding BDNA, we guarantee same-day shipping of our in-stock products, which represent most of our product offering. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. Historically, our results indicate that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available. Excluding BDNA, we offer a nationwide cutoff time of 8:00 P.M. Eastern Time on qualifying orders, which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges.

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

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs available on the MSC Websites (excluding BDNA, approximately 685,000 SKUs) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable online catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce-enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels at their sites, reducing consumption, and providing product accountability. The vending solutions also broaden the range of products customers may purchase from MSC, as customers with vending solutions often choose to also reduce their overall number of vendors. MSC’s vending solutions include different kinds of machines such as storage lockers or carousels, that can stand alone or be combined with other machines. They use network or web-based software to enable customers to manage inventory throughout their production areas.

Advanced Technologies and www.mscdirect.com.  We offer advanced technologies that reduce customers’ acquisition costs for MRO supplies. These programs include solutions such as vending, VMI, CMI, eCommerce, eProcurement, and workflow management tools. Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials ordering process by using Internet-enabled solutions. We have associations with many of these providers, including ARIBA (now part of SAP), Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Competitive Pricing.  Customers are increasingly evaluating their total cost of procurement of which pricing is a component. We offer market competitive pricing to our customers reflective of the service level and solutions we provide in reducing the customers overall procurement costs.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout North America. We continue to implement our strategies to gain market share against other suppliers, generate new customers, increase sales to existing customers, and diversify our customer base by:

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

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. In fiscal 2013, our in-bound sales force totaled 1,121 associates. We believe that continued investment in our sales force enables us to increase our market share, and we will continue to do so.

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  Our goal is to become the preferred distributor of choice for our customers’ metalworking needs. We intend to accomplish this through continued expansion of our metalworking sales team, increased technical support, and enhanced supplier relationships. In addition, we will continue to develop and introduce value-added solutions, services and products to support the identified needs of our customers. Our product focus will include the continued development of high performance metalworking products marketed under MSC proprietary brand platforms as well as leading industry brands. We will continue to drive high value product alternatives for our customers. Through this combined focus, we seek to gain market share with existing customers and attract new customers for metalworking products.

Increasing sales from existing customers and generating new customers with various value-added programs.  In order to increase sales to existing customers and generate new customers, we offer value-added programs that reduce customers’ acquisition costs for MRO supplies. Value-added programs include business needs analysis, inventory management solutions such as vending, VMI, CMI, eCommerce, training, and workflow management tools. Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers.

Increasing the number of product lines and productive SKUs.  We believe that increasing the breadth and depth of our product offerings and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. All of the following SKU metrics exclude BDNA. In fiscal 2013, through the MSC catalog, we added approximately 19,500 SKUs and removed approximately 17,400 SKUs. In fiscal 2014, in the MSC catalog distributed in September 2013, we added approximately 18,000 new SKUs and removed approximately 12,250 SKUs. Approximately 22% of the new SKUs are MSC private brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Our objective is to continuously and significantly increase the number of SKUs available to our customers through our eCommerce, telesales and catalog channels. In fiscal year 2013, we added approximately 90,000 new SKUs to our ordering database bringing MSC’s total active, saleable SKU count to approximately 1,025,000. In addition, we increased the number of new SKUs available on www.mscdirect.com by approximately 100,000. After the impact of SKU removals, our total SKUs available for order via the web is approximately 685,000. We expect this SKU expansion plan through our eCommerce channels to continue throughout fiscal 2014.

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

Enhancing eCommerce capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the Metalworking and MRO market and are supported by the complete MSC service model. All qualified orders placed online at mscdirect.com are backed by our same-day shipping guarantee, unless otherwise stated. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customers’ desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites.

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

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. The Company completed one acquisition, BDNA, during fiscal year 2013. We believe that the highly fragmented nature of the MRO supply industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds and/or additional debt.

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

We purchase substantially all of our products directly from approximately 3,000 suppliers, excluding BDNA. One supplier accounted for approximately 6%, 5%, and 5% of our total purchases in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

The BDNA acquisition not only strengthens MSC’s product offering in categories such as fasteners, fittings, and other maintenance consumables, it also brings best-in-class pre-planned assortments, of those products, in the package quantities, configurations, and installations found most desirable by customers.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 80% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our primary customer fulfillment centers are managed via computer-based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize fourteen customer fulfillment centers for product shipment. Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana and Reno, Nevada. In addition, we operate 10 smaller customer fulfillment centers in or near Reno, Nevada (2nd location); Hanover Park, Illinois; Dallas, Texas; Elizabethtown, Kentucky; Edison, New Jersey; Shelbyville, Kentucky; Wednesbury, United Kingdom; Edmonton, Canada; Beamsville, Canada and Moncton, Canada. During fiscal 2013, we began to build a new customer fulfillment center in Columbus, Ohio, in order to support our growth strategy and maintain our signature service model. We expect to complete construction and begin operation in the fall of 2014. We expect our investment in this facility will yield high returns as we more efficiently manage and expand our service volume.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $403 in fiscal 2013, excluding BDNA. The acquisition of the BDNA business, which participates primarily in the Fastener and Class C (“Consumables”) product categories, significantly increases MSC’s presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2013), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

Another focus area for our sales force is the execution of contracts with various federal, state, and local government agencies. These relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include large and small military bases, veterans’ hospitals, federal correctional facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, we are also pursuing and are engaged in a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and agencies.

Our national account program also includes large, Fortune 1000 companies as well as large privately-held companies, and international companies doing business in the U.S. The MSC value proposition is consistent with the procurement strategies of these companies as they attempt to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain while providing them a higher degree of visibility utilizing eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model. One of the ways we are doing this is by creating and hosting a series of executive forums with customers and prospects to discuss the trends and challenges in the manufacturing supply chain. We believe these opportunities enable us to have productive conversations with customers and prospects that help strengthen our relationships and position MSC as an industry leader.

Typically, a customer’s industrial supply purchases are managed by several buyers within their organization responsible for different categories of products. In fiscal year 2013, we began to implement advanced analytics and the findings from an advanced buyer segmentation study to significantly increase the return on our direct marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continued to play an important role in our efforts, we accelerated a shift in our focus to search engine marketing, email marketing and online advertising in line with changes in our customers’ buying behavior. We use our own database of over three million contacts together with external mailing lists to target our offline and online investments to buyers with the highest likelihood to buy from MSC. By applying new analytics and moving expenditures to more efficient online tactics, we reduced publication circulation while significantly increasing revenue contribution. We continue to produce our catalogs and promotional publications in-house to lower our costs and ensure the most efficient use of advertising space for our suppliers.

Our sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by the customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information and plant and industry information.

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

As of August 31, 2013, we had 1,790 field sales representatives (including U.K., and Mexico operations and 667 associates added as a result of the BDNA acquisition) who work out of the branches and generate a significant portion of our sales. They are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch-point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 105 branch offices. There are 103 branch offices within the United States located in 41 states, and one location in each of the United Kingdom and Mexico. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. There were no branch openings during fiscal 2013.

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

	Fiscal Years Ended
	August 27, 2011 (52 weeks)	September 1, 2012 (53 weeks)	August 31, 2013 (52 weeks)
Number of publication titles	111	100	95
Number of publications mailed	18,600,000	18,032,000	16,308,000

Customer Service

One of our goals is to make purchasing our products as convenient as possible. Since a large quantity of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and our main call centers, mostly located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize online terminals to enter customer orders into computerized order processing systems. In general, our telephone ordering system is flexible and in the event of a local or regional breakdown, it can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed; if the credit is approved, the order is generally electronically transmitted to the customer fulfillment center closest to the customer where the order is shipped. We believe that our relationships with all of our freight carriers are satisfactory. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Excluding BDNA, our information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our eCommerce environment is built upon a combined platform of our own intellectual property, state of the art software components from the world’s leading internet technology providers and world class product data. This powerful combination of resources allows us to deliver an unmatched online shopping experience to our customers with extremely high levels of reliability and resiliency.

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

Excluding BDNA, our core systems run in a highly distributed computing environment and utilize world class software and hardware platforms from key partners like IBM, SAP and Oracle. We utilize disaster recovery techniques and procedures, which are adequate to fulfill our needs and are consistent with best practices in enterprise IT. Our core systems are architected to be highly scalable and sufficient to sustain our present operations and our anticipated growth for the foreseeable future.

With the advent of advanced mobile technologies such as smart phones and tablets, access to information and decision making can now be made anytime, anywhere. Recognizing this need, we have deployed technology to securely manage and maintain access to enterprise information from mobile devices that meet our security standards. Our sales force is equipped with proprietary mobile technology that allows them to tap into the power of MSC’s supply chain directly from our customer’s manufacturing plants to make sure that critical inventory is always on site and available. In addition, we are enhancing our customer web sites and portals to reflect this new mobile reality at a pace in line with customer adoption of mobile technology.

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

Seasonality

During any given time period we may be impacted by our industrial customers’ plant shutdowns (particularly during the summer months or our fourth fiscal quarter). In fiscal years 2013 and 2012, we experienced a seasonality impact on our sales due to customers’ plant shutdowns, which was offset in fiscal 2013 by our acquisition in the third quarter of BDNA and in fiscal 2012 by the extra week in the fiscal fourth quarter.

Compliance with Health and Safety and Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. health and safety and environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters in an effort to ensure our operations are in compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with applicable environmental laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position.

Associates

As of August 31, 2013, we employed 6,257 associates (6,133 full-time and 124 part-time associates), which includes our U.K., Mexico and Canada operations and represents a significant increase in associates since September 1, 2012 as a result of our acquisition of BDNA. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

We have completed several acquisitions of businesses, including our acquisition of BDNA completed in fiscal 2013, and we expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes. In addition, our recent expansion of our vending program has placed pressure on our gross margin. There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

We operate in a highly competitive industry.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, financial resources, services or a combination of all of these factors. In addition, we also face the risk of companies which operate primarily outside of our industry entering our marketplace.

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

We currently have a $650.0 million unsecured term loan and revolving loan credit facility, with the right to increase the aggregate amount available to be borrowed by an additional $200.0 million, in $50.0 million increments, subject to lending group approval. The term loan facility matures on, and the revolving loan facility is, available through April 22, 2018. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business.

Disruptions of our information systems could adversely affect us.

We believe that our information technology (“IT”) systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our website and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins, and cyber-attacks. The failure of our IT systems to perform as we anticipate could disrupt our business and could result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

In order to support our growth strategy and maintain our signature service model as we grow, during fiscal year 2013, we began to build a new customer fulfillment center in Columbus, Ohio. We expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus. We spent approximately $6.4 million in capital expenditures on the fulfillment center in fiscal 2013 and the remaining expenditures are expected to be spent in fiscal 2014. We expect to complete construction and begin operation in the fall of 2014.

An interruption of operations at our headquarters or customer fulfillment centers could adversely impact our business.

Our business depends on maintaining operations at our co-located headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster, or other interruption could have a material adverse effect on our business and financial results.

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

We are subject to environmental, health and safety laws and regulations.

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition, or results of operations.

We will need to begin disclosing our use of 'conflict minerals' in certain of the products we distribute, which will impose costs on us and could raise reputational and other risks.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure requirements regarding the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the rules and the source of any 'conflict minerals' used in those products. In addition, these rules could adversely affect the sourcing, pricing and availability of materials used in the manufacture of certain of our products. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

As of August 31, 2013, our combined goodwill and indefinite life intangible assets amounted to $645.0 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2013 and fiscal year 2012, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 18, 2013, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.5% of the outstanding shares of our Class A common stock, giving them control over approximately 74.5% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We have customer fulfillment centers in or near the following locations:

Location	Approx. Sq. Ft.	Operational Date	Leased/ Owned
Atlanta, Georgia	721,000	1990	Leased	(1)
Elkhart, Indiana	545,000	1996	Owned
Harrisburg, Pennsylvania	637,000	1997	Owned
Reno, Nevada	419,000	1999	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Reno, Nevada (BDNA location)	70,000	2001	Leased
Hanover Park, Illinois (BDNA location)	112,000	2003	Leased
Dallas, Texas (BDNA location)	103,000	2003	Leased
Elizabethtown, Kentucky (BDNA location)	212,000	1971	Leased
Edison, New Jersey (BDNA location)	89,000	1989	Leased
Edmonton, Canada (BDNA location)	32,000	2007	Leased
Beamsville, Canada (BDNA location)	110,000	2004	Owned
Moncton, Canada (BDNA location)	16,000	1981	Owned
Shelbyville, Kentucky (BDNA location)	110,000	1973	Owned

(1)	The related party lease for this facility expires on July 1, 2030. This facility was expanded during fiscal 2010.

We maintain 103 branch offices within the United States located in 41 states and one location in each of the United Kingdom and Mexico. The branches range in size from 1,000 to 40,000 square feet. The leases for these branch offices will expire at various periods between October 2013 and December 2020. The aggregate annual lease payments on these branches and the leased customer fulfillment centers in fiscal 2013 were approximately $13.2 million.

We maintain our co-located headquarters at a 170,000 square foot facility that we own in Melville, New York and an 180,000 square foot facility that we own in Davidson, North Carolina. In addition, we maintain office space in a 50,000 square foot facility that we lease in Southfield, Michigan and a 138,000 square foot facility that we lease in Cleveland, Ohio. We believe that our existing facilities are adequate for our current needs and, together with the new facilities discussed below, will be adequate for the foreseeable future; we also expect that suitable additional space will be available as needed.

During the fourth quarter of fiscal year 2013, we opened the co-located headquarters in Davidson, North Carolina, in addition to our current location in Melville, New York in order to support our growth strategy.

On July 30, 2012, we announced plans to build a new customer fulfillment center in Columbus, Ohio, in order to support our growth strategy and maintain our signature service model as we grow. We purchased 70 acres of land in Columbus, and broke ground on an approximately 400,000 square foot facility during fiscal year 2013. We expect to complete construction and begin operation in the fall of 2014.

In an effort to further optimize our networks and help deliver on the value of the acquisition of BDNA, we will be transitioning a select number of BDNA customer fulfillment centers to our primary customer fulfillment centers over the course of the next 18 months in order to improve our operational efficiency and value to our customers.

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

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 28, 2011 to August 31, 2013:

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended August 31, 2013	High	Low
First Quarter – December 1, 2012	$74.60	$67.18	$0.30
Second Quarter – March 2, 2013	86.54	70.30	0.30
Third Quarter – June 1, 2013	87.79	76.33	0.30
Fourth Quarter – August 31, 2013	84.62	76.00	0.30

	Price of Class A Common Stock		Dividend Per Share Common Stock Class A & Class B
Fiscal Year Ended September 1, 2012	High	Low
First Quarter – November 26, 2011	$70.56	$56.13	$0.25
Second Quarter – February 25, 2012	80.74	63.97	0.25
Third Quarter – May 26, 2012	84.27	68.31	0.25
Fourth Quarter – September 1, 2012	74.12	61.90	0.25

On July 10, 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid a total annual cash dividend of $1.20 and $1.00 per share for fiscal 2013 and fiscal 2012, respectively. This policy is reviewed periodically by the Board of Directors.

On October 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.33 per share payable on November 20, 2013 to shareholders of record at the close of business on November 6, 2013. The dividend will result in a payout of approximately $20.9 million, based on the number of shares outstanding at October 24, 2013.

On October 18, 2013, the last reported sales price for MSC’s Class A common stock on the NYSE was $80.67 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 18, 2013 was 539. The number of holders of record of MSC’s Class B common stock as of October 18, 2013 was 40.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/02/13 – 07/01/13	—	$—	—	4,383,970
07/02/13 – 08/01/13	1,280	79.38	—	4,383,970
08/02/13 – 08/31/13	195	80.06	—	4,383,970
Total	1,475	$79.47	—

(1)	During the three months ended August 31, 2013, 1,475 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.

(3)	During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan”. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of August 31, 2013, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,383,970 shares. There is no expiration date for the Repurchase Plan.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 30, 2008 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return
for the Period from August 30, 2008 through August 31, 2013

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MSC Industrial Direct Co., Inc., the S&P Midcap 400 Index,
and the Dow Jones US Business Support Services Index

*	$100 invested on 8/30/08 in stock or 8/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	8/30/08	8/29/09	8/28/10	8/27/11	9/1/12	8/31/13
MSC Industrial Direct Co., Inc.	100.00	80.28	94.14	124.29	148.09	165.04
S&P Midcap 400	100.00	81.83	91.54	112.50	126.84	156.91
Dow Jones US Business Support Services	100.00	79.35	81.16	104.77	124.49	158.35

*	Source: Research Data Group, Inc.
ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 27, 2011, September 1, 2012 and August 31, 2013 and the selected consolidated balance sheet data as of September 1, 2012 and August 31, 2013 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 29, 2009 and August 28, 2010 and the selected consolidated balance sheet data as of August 29, 2009, August 28, 2010, and August 27, 2011 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 29, 2009 (52 weeks)	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)	September 1, 2012 (53 weeks)	August 31, 2013 (52 weeks)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$1,489,518	$1,692,041	$2,021,792	$2,355,918	$2,457,649
Gross profit	687,845	766,939	940,925	1,078,203	1,118,516
Operating expenses	483,127	525,120	591,160	665,987	732,990
Income from operations	204,718	241,819	349,765	412,216	385,526
Income taxes	76,818	90,455	130,544	153,111	145,434
Net income	125,122	150,373	218,786	259,031	237,995
Net income per common share:
Basic(2)	2.01	2.39	3.45	4.12	3.77
Diluted(2)	1.99	2.37	3.43	4.09	3.75
Weighted average common shares outstanding:
Basic(2)	61,798	62,438	62,902	62,434	62,695
Diluted(2)	62,362	62,930	63,324	62,803	63,011
Cash dividends declared per common share(3)	$0.80	$0.82	$1.88	$1.00	$1.20
Consolidated Balance Sheet Data (at period end):
Working capital	$426,876	$486,251	$586,232	$749,596	$679,910
Total assets	1,157,547	1,153,323	1,244,423	1,444,876	1,943,003
Short-term debt including capital lease and financing obligations	154,105	39,361	—	1,007	14,184
Long-term debt including capital lease obligations, net of current maturities	39,365	—	—	2,189	241,566
Deferred income taxes and tax uncertainties	56,808	63,158	79,109	85,061	97,475
Shareholders’ equity	805,536	899,880	993,112	1,187,111	1,390,383
Selected Operating Data:(1), (4)
Active customers	343	320	320	325	322
Approximate Number of SKUs	600	600	600	600	685
Orders entered	5,034	5,309	5,784	6,150	5,957
Number of publications mailed	28,600	21,700	18,600	18,032	16,308
Number of publication titles (not in thousands)	120	110	111	100	95

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
(2)	In the first quarter of fiscal 2010, the Company adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, net income per share was calculated under the new accounting guidance for fiscal 2010 and prior period net income per share data presented has been adjusted retrospectively.
(3)	In the first quarter of fiscal 2011, the Company paid a special cash dividend of $1.00 per share.
(4)	Selected Operating Data excludes BDNA.
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Our goal is to become the preferred supplier of MRO supplies for businesses throughout North America. We continue to implement our strategies to gain market share against other suppliers and generate new customers, increase sales to existing customers and diversify our customer base.

We offer approximately 685,000 stock-keeping units (“SKUs”), excluding BDNA, through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from 14 customer fulfillment centers and 105 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Excluding BDNA, we offer a nationwide cutoff time of 8:00 PM Eastern Time on qualifying orders for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

We experienced a slower sales growth rate for the fiscal year ended August 31, 2013, as compared to the 2012 fiscal year. For the fiscal years ended August 31, 2013 and September 1, 2012, net sales increased 4.3% (6.4% on an average daily sales basis) and 16.5% (14.3% on an average daily sales basis), respectively, over the 2012 and 2011 fiscal years. Fiscal year 2013 contained 52 weeks versus 53 weeks in fiscal year 2012. As discussed below, during the fiscal third quarter of 2013, we acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”). BDNA contributed $108.4 million of net sales for the fiscal year ended August 31, 2013. Our financial results for fiscal years 2013 and 2012 reflect execution of our growth strategies, including acquisitions, to increase revenues. We have also invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity and infrastructure investments. These investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Key manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, began to decline during our fiscal fourth quarter of 2012 and evidenced a contracting manufacturing sector environment by the end of our fiscal first quarter of 2013. However, throughout the remainder of fiscal year 2013, the trend stabilized into a range at around the 50.0% level, and began to increase in July 2013 to 55.4%, with the most recent ISM index in September 2013 of 56.2%. During this time, we experienced a disconnect between the ISM index and the core metalworking manufacturing sector that is more reflective of our business environment. In particular, metalworking related indices continued contracting during fiscal year 2013. This rate of contraction slowed during our fiscal fourth quarter.

Our sales growth in fiscal year 2013 was impacted by the instability in the overall manufacturing sector as well as by continued weakness in the metalworking manufacturing sector, which comprises our core business. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

We continue to focus on expanding our Large Account Customer business, which consists of our government and national account customers and has become an important component of our overall customer mix, revenue base, and planned business expansion. Servicing this Large Account Customer business is more complex as we look to provide customer specific solutions as our Larger Account Customers continue to focus on ways to drive costs out of their businesses. By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. However, sales to Federal and state government agencies continue to be constrained by the government spending environment. In addition to our focus on our Large Account Customer business, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases based on the economic conditions at the time. We have increased the number of field sales associates to 1,790 (including U.K., and Mexico operations and 667 associates added as a result of the BDNA acquisition) at August 31, 2013 compared to 1,095 (including U.K. and Mexico operations) at September 1, 2012.

Our gross profit margin decreased in fiscal year 2013 to 45.5% from 45.8% in fiscal 2012. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix and lower gross margins from our vending program, partially offset by higher gross margins from BDNA. Our gross profit margin decreased in fiscal 2012 to 45.8% from 46.5% in fiscal year 2011. This was driven by increases in product costs, changes in customer and product mix, and lower gross margins from acquired businesses and our vending program.

Operating expenses increased 10.1% and 12.7% in fiscal years 2013 and 2012, respectively, as compared to fiscal years 2012 and 2011. This increase is primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring transaction and integration costs associated with the acquisition. We incurred operating expenses of approximately $11.6 million in fiscal year 2013 related to non-recurring transaction and integration costs. Excluding BDNA, operating expenses increased as a result of increased payroll and payroll related costs, costs associated with our investment programs, and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina. We incurred non-recurring operating expenses of approximately $4.3 million and $1.2 million in fiscal years 2013 and 2012, respectively, related to the establishment of our new co-located headquarters in Davidson, North Carolina.

The increase in payroll and payroll related costs in fiscal year 2013, as compared to fiscal year 2012 is primarily a result of the additional expenses incurred as a result of the BDNA acquisition, additional sales associate headcount and increased fringe benefit costs. The increase in payroll and payroll related costs in fiscal year 2012, as compared to fiscal year 2011 is also primarily a result of the additional sales associate headcount and increased fringe benefit costs. Medical costs of our self-insured group health plan increased in fiscal years 2013 and 2012 as compared to the prior years as a result of an increase in the number of participants in the plan as well as an increase in the number of medical claims filed by participants. In fiscal year 2013 as compared to fiscal year 2012, the average cost per claim also increased.

Our income from operations as a percentage of net sales decreased to 15.7% for fiscal year 2013 from 17.5% for fiscal year 2012 as a result of increased operating expenses as discussed above. Our income from operations as a percentage of net sales increased to 17.5% for fiscal year 2012 from 17.3% for fiscal year 2011 as a result of benefits realized from increases in productivity investments and leveraging existing infrastructure, partially offset by the decline in our gross profit margin.

We expect operating costs to continue to increase throughout fiscal year 2014 as compared to fiscal year 2013 due to increased expenses related to inclusion of a full year of BDNA operations, non-recurring integration costs and restructuring charges, increased compensation expenses and fringe benefits costs, and increased costs associated with executing on our vending and other investment programs. In addition we expect increased costs associated with our co-located headquarters in Davidson, North Carolina and we also expect to incur operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

During fiscal year 2013, we decreased direct mail advertising levels compared to fiscal year 2012 levels. Excluding BDNA, the number of active customers (defined as those that have made at least one purchase in the last 12 months) at August 31, 2013 was approximately 322,000, which remained relatively consistent with fiscal 2012 and fiscal 2011 levels. In fiscal year 2013, we continued our practice of reducing direct marketing activities with customers who did not generate a positive return on investment.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal year 2013, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index was 56.2% for the month of September 2013 and averaged 52.0% during our fiscal year 2013. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are growing, while supplier deliveries are contracting from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Moreover, as discussed above, we have experienced continued contraction in our core metalworking manufacturing sector. Continued concerns relating to macroeconomic factors may continue to influence our customers to be more cautious in their purchases of MSC’s products. In addition, the recent federal government shutdown in October 2013 and uncertainty regarding the ongoing debates related to the U.S. budget and debt ceiling could adversely impact our future revenues and profitability. In particular, growth in sales to governmental agencies continues to be constrained by the government spending environment. Sales to our government accounts represented approximately 8% and 9%, respectively, of our total sales for the fiscal years ended August 31, 2013 and September 1, 2012.

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

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of BDNA, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes. In connection with the acquisition, the total cash consideration we paid to Barnes was $547.3 million which is net of a post-closing working capital adjustment in the amount of $1.4 million that we received in September 2013. The acquisition was funded in part with borrowings under our new unsecured credit facility, which was closed simultaneously with the acquisition, and the remainder was funded from available cash reserves. BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, we add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, we will have the opportunity to bring our MRO offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to our customers.

As a result of the BDNA acquisition, we incurred non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. For the fiscal year ended August 31, 2013, these costs amounted to $11.6 million. These costs are estimated to be between approximately $15.0 million and $20.0 million in fiscal year 2014.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Net Sales	$2,457,649	$2,355,918	4.3%	$2,355,918	$2,021,792	16.5%

Net sales increased 4.3% (6.4% on an average daily sales basis), or approximately $101.7 million for the fiscal year ended 2013. The fiscal 2013 year contained 52 weeks versus 53 weeks in fiscal 2012. We estimate that this $101.7 million increase in net sales is comprised of $108.4 million from the BDNA operations, which we acquired in April 2013 and $31.8 million from improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. This increase is offset by one less sales week in the fiscal year 2013 and lower sales volume. Of the $101.7 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $4.3 million and there was an increase in our remaining business of approximately $97.4 million.

Net sales increased 16.5% (14.3% on an average daily sales basis), or approximately $334 million for the fiscal year ended 2012. The fiscal 2012 year contained 53 weeks versus 52 weeks in fiscal 2011. We estimate that of this $334 million increase in net sales, an increase of approximately $249 million is volume related, including the impact of the extra week and the impact of the acquisitions of American Tool Supply, Inc. and its affiliate, American Specialty Grinding Co., Inc. in July 2011, which are not currently identifiable, as they have been fully integrated. In addition, approximately $19 million of the increase in sales is related to the acquisition of ATS Industrial Supply, Inc. in January 2012, and the remaining $66 million reflects improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the $334 million increase in net sales, our Large Account Customer increased by approximately $61 million and there was an increase in our remaining business of approximately $273 million.

The table below shows the pattern to the change in our fiscal quarterly and annual average daily sales from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company

	(unaudited)
Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2013 vs. 2012	12.7%	5.7%	1.2%	5.8%	6.4%
2012 vs. 2011	10.4%	15.0%	16.5%	15.4%	14.3%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Excluding BDNA operations, the trends noted above can be further analyzed by customer type. Approximately 76% of our business is with manufacturing customers and our non-manufacturing customers represent approximately 24% of our business. BDNA operations are excluded from the tables below until we have annual comparative information. The tables below show the pattern to the change in our fiscal quarterly and annual average daily sales by customer type from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2013 vs. 2012	0.0%	(0.3)%	1.3%	6.2%	1.6%
2012 vs. 2011	11.9%	17.8%	19.4%	19.8%	17.1%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q4(1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended
2013 vs. 2012	1.0%	0.9%	0.4%	4.9%	1.7%
2012 vs. 2011	7.9%	7.4%	9.2%	4.1%	7.3%

(1) The fourth quarter of fiscal 2012 contained fourteen weeks.

Exclusive of BDNA operations and customers in the U.K., average order size increased to approximately $403 in fiscal 2013 as compared to $392 in fiscal 2012. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through the MSC Websites, Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, but excluding BDNA, were $1,034.7 million in fiscal 2013, representing 44.0% of consolidated net sales, compared to $965.3 million in fiscal 2012, representing 41.0% of consolidated net sales.

We grew our field sales associate headcount to 1,790 associates at August 31, 2013, an increase of approximately 63.5% from 1,095 associates at September 1, 2012. Included in the sales force numbers in fiscal year 2013 is 667 field sales associates added as a result of the BDNA acquisition. There were no branch openings during fiscal 2013. Field sales associate headcount also increased 4.2% to 1,095 associates at September 1, 2012 from 1,051 associates at August 27, 2011. These increases support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to continue to increase our field sales associate headcount through the end of the first quarter of fiscal 2014. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions and our selected mix of growth investments.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Gross Profit	$1,118,516	$1,078,203	3.7%	$1,078,203	$940,925	14.6%
Gross Profit Margin	45.5%	45.8%		45.8%	46.5%

Gross profit margin decreased in fiscal 2013 primarily as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from our vending programs. This was partially offset by higher gross margins from BDNA operations. We expect gross margins to increase in the first quarter of fiscal 2014 from fiscal year 2013 levels as a result of the mix of products BDNA brings to the Company in addition to a price increase in the later part of fiscal 2013 in conjunction with the release of our 2013 catalogs. However, price increases are constrained as we continue to experience aggressive pricing pressure from our competition.

Gross profit margin decreased in fiscal 2012 primarily as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from acquired businesses and our vending programs.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Operating Expenses	$732,990	$665,987	10.1%	$665,987	$591,160	12.7%
Percentage of Net Sales	29.8%	28.3%		28.3%	29.2%

The increase in operating expenses as a percentage of net sales for fiscal year 2013 as compared to the 2012 fiscal year was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as for non-recurring transaction and integration costs associated with the acquisition. The decrease in operating expenses as a percentage of net sales for fiscal year 2012 as compared to the 2011 fiscal year was primarily a result of productivity gains and the allocation of fixed expenses over a larger revenue base.

The increase in operating expenses in dollars for fiscal 2013, as compared to fiscal 2012, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring transaction and integration costs associated with the acquisition. BDNA’s operating expenses accounted for approximately $52.1 million of total operating expenses for fiscal 2013. Approximately $11.6 million of expenses related to non-recurring transaction and integration costs associated with the BDNA acquisition were also included in operating expenses for fiscal 2013. Excluding BDNA, operating expenses increased primarily due to an increase in payroll and payroll related costs, costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina of approximately $4.3 million, and costs associated with our vending program. These costs were offset by the one less week in fiscal 2013, the Company’s cost containment initiatives and the reduction in the annual bonus expense accrual as the fiscal 2013 bonus payout is expected to be at lower levels than fiscal 2012 due to the Company’s fiscal 2013 performance relating to the current economic conditions.

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

Payroll and payroll related costs represented approximately 54.0%, 54.8%, and 55.2%, of total operating expenses in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased in fiscal 2013 as compared to fiscal 2012 as a result of increased costs associated with the acquired BDNA operations, increased fringe benefit costs, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. These costs increased in fiscal 2012 as compared to fiscal 2011 as a result of increased fringe benefit costs and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs.

Payroll and payroll related costs decreased as a percentage of operating expenses for fiscal year 2013 as compared to fiscal year 2012 as a result of lower commissions and the reduction in the annual bonus expense accrual as discussed above and as a result of increased other operating expenses due to the factors discussed above. Payroll and payroll related costs decreased as a percentage of operating expenses for fiscal year 2012 as compared to fiscal year 2011 primarily as a result of increased operating expenses due to the other factors discussed above.

We experienced an increase in the medical costs of our self-insured group health plan in fiscal 2013 as compared to fiscal 2012. This is a result of an increased number of participants in the plan including increased participants as a result of the BDNA acquisition and an increase in the number of medical claims. The number of medical claims filed increased 5.0% in fiscal 2013 as compared to fiscal 2012, which is driven by increased associate participation in the plan. The average cost per claim increased by 3.5% in fiscal 2013 as compared to fiscal 2012. The number of medical claims filed increased 9.4% in fiscal 2012 as compared to fiscal 2011, which is driven by increased associate participation in the plan. The average cost per claim increased by 6.8% in fiscal 2012 as compared to fiscal 2011. While it is uncertain as to whether the medical costs will continue to increase in fiscal 2014, medical cost inflation continues to rise as does the size of our insured population.

Freight expense was approximately $105.2 million, $102.6 million, and $92.4 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The primary drivers of the increase in freight expense dollars in fiscal 2013 compared to fiscal 2012 were increased sales from the acquired BDNA business, offset by lower rates negotiated with freight carriers and a decrease in the number of packages shipped. The increase in freight expense in fiscal 2012 as compared to fiscal 2011 was primarily a result of increased sales volume.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Income from Operations	$385,526	$412,216	(6.5)%	$412,216	$349,765	17.9%
Percentage of Net Sales	15.7%	17.5%		17.5%	17.3%

Income from operations for fiscal 2013 was $385.5 million, a decrease of $26.7 million, or 6.5% as compared to fiscal 2012, and as a percentage of net sales, decreased to 15.7% in fiscal 2013 from 17.5% in fiscal 2012. The dollar decrease in income from operations was primarily attributable to the increase in operating expenses as described above. Income from operations as a percentage of net sales decreased in fiscal 2013 as compared to fiscal 2012 due to the decrease in the gross profit margin and increase in operating expenses as a percentage of sales as discussed above.

Income from operations for fiscal 2012 was $412.2 million, an increase of $62.5 million, or 17.9% as compared to fiscal 2011, and as a percentage of net sales, increased to 17.5% in fiscal 2012 from 17.3% in fiscal 2011. The dollar increase in income from operations for fiscal 2012 was primarily attributable to the increase in net sales and gross profit, offset in part by the increase in operating expenses as described above. For fiscal 2012 compared to fiscal 2011, income from operations as a percentage of net sales increased due to the distribution of expenses over a larger revenue base, partially offset by the decrease in the gross profit margin.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Interest Expense	$(2,164)	$(241)	797.9%	$(241)	$(258)	(6.6%)

The increase in interest expense for fiscal 2013 compared to fiscal 2012 was primarily due to our borrowings under our New Credit Facility entered into in connection with the acquisition of BDNA. We incurred interest expense on the outstanding balance of the term loan and revolving loan facility during fiscal 2013. We did not have any outstanding borrowings under our old credit facility as of September 1, 2012 or at any time during the fiscal year ended September 1, 2012.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$145,434	$153,111	(5.0)%	$153,111	$130,544	17.3%
Effective Tax Rate	37.9%	37.2%		37.2%	37.4%

Our fiscal 2013 effective tax rate was 37.9% as compared to 37.2% in fiscal 2012. Our fiscal 2012 effective tax rate was 37.2% as compared to 37.4% in fiscal 2011. These fluctuations resulted from changes in the tax laws and regulations in the various jurisdictions in which we operate and favorable settlements of state tax audits.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 31, 2013	September 1, 2012	Percentage Change	September 1, 2012	August 27, 2011	Percentage Change
	(Dollars in thousands, except per share data)
Net Income	$237,995	$259,031	(8.1)%	$259,031	$218,786	18.4%
Diluted Earnings Per Share	$3.75	$4.09	(8.3)%	$4.09	$3.43	19.2%

The factors which affected net income and diluted earnings per share for fiscal 2013 and fiscal 2012 as compared to prior periods have been discussed above. We repurchased approximately 0.1 million and 0.7 million shares of our Class A common stock in fiscal years 2013 and 2012, respectively.

Liquidity and Capital Resources

As of August 31, 2013, we held $55.9 million in cash and cash equivalent funds consisting primarily of money market deposit accounts. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At August 31, 2013, total borrowings outstanding, representing amounts due under the credit facility (discussed below) and all capital leases and financing arrangements, were approximately $255.8 million. At September 1, 2012, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $3.2 million.

On April 22, 2013, in connection with the acquisition of BDNA, we entered into a new $650.0 million credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million. The New Credit Facility replaced our $200.0 million former credit facility dated June 8, 2011.

The New Credit Facility also permits us, at our request, and upon the satisfaction of certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $200.0 million. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by us, the Administrative Agent and the lenders providing such financing.

Borrowings under the New Credit Facility bear interest, at our option either, at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on our consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods.

We are required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility based on our consolidated leverage ratio. We are also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on our consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The New Credit Facility contains customary restrictive covenants which are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that we maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of our subsidiaries.

We financed $370.0 million of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The remaining balance of the revolving loan facility is available for working capital purposes. During fiscal 2013, we repaid the remaining outstanding balance of $120.0 million on the revolving loan facility. As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the New Credit Facility, of which $12.5 million represents current maturities. As of September 1, 2012, no borrowings were outstanding under the former credit facility. At each of those dates, we were in compliance with the operating and financial covenants of the New Credit Facility and the former credit facility.

Net cash provided by operating activities for the fiscal years ended August 31, 2013 and September 1, 2012 was $325.4 million and $234.3 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in inventories contributed to the majority of the increase in net cash provided by operating activities. The decline in the change in inventories is a result of the recent decline in our sales growth rate.

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

Working capital was $679.9 million at August 31, 2013, compared to $749.6 million at September 1, 2012. At these dates, the ratios of current assets to current liabilities were 4.2 and 5.4, respectively. The decrease in working capital and the current ratio is primarily related to the cash paid of $178.8 for the acquisition of BDNA and the borrowings made under the New Credit Facility in connection with the acquisition.

Net cash used in investing activities for the fiscal years ended August 31, 2013 and September 1, 2012 was $638.0 million and $81.1 million, respectively. The increase of approximately $556.9 million in net cash used in investing activities resulted from an increase in cash used in business acquisitions and an increase in expenditures for property, plant and equipment. Approximately $548.8 million was used for the acquisition of BDNA for fiscal 2013 compared to approximately $32.2 million used for the acquisition of ATS Industrial Supply Co., Inc. for fiscal 2012. The increase of approximately $41.6 million in expenditures for property, plant, and equipment for fiscal 2013 as compared to the prior fiscal year, was primarily due to increased investments in our vending solutions as well as investments in capital expenditures to construct and outfit the facilities in Davidson, North Carolina and Columbus, Ohio, which are discussed below.

Net cash used in investing activities for the fiscal years ended September 1, 2012 and August 27, 2011 was $81.1 million and $54.4 million, respectively. The increase of approximately $26.7 million in net cash used in investing activities resulted primarily from an increase in the expenditures for property, plant, and equipment. The increase in the purchase of property, plant, and equipment in fiscal 2012 as compared to fiscal

2011 was primarily due to increased investments in our vending solutions as well as the purchase of land in Davidson, North Carolina. In addition, cash used in business acquisitions increased by approximately $4.5 million in fiscal 2012 as compared to 2011 resulting from the acquisition of ATS Industrial Supply, Inc. in fiscal 2012.

Net cash provided by financing activities for the fiscal year ended August 31, 2013 was $200.1 million as compared to net cash used in financing activities of $80.6 million for the fiscal year ended September 1, 2012. The major component contributing to the source of cash for fiscal 2013 were borrowings of $370.0 million under the New Credit Facility, which was entered into in connection with the acquisition of BDNA, offset by repayments on the revolving credit facility of the New Credit Facility of $120.0 million. The other component contributing to the source of cash for fiscal 2013 were net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $21.7 million. Net cash provided by financing activities was partially offset by cash dividends paid of $75.9 million. The major components contributing to the use of cash for fiscal 2012 were the repurchase of shares of Class A common stock of $48.1 million and the cash dividends paid of $63.0 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $22.4 million.

Net cash used in financing activities for the fiscal years ended September 1, 2012 and August 27, 2011 was $80.6 million and $180.8 million, respectively. In fiscal year 2011, the Company made a special cash dividend payment in November 2010 of approximately $63.3 million and paid down its outstanding balance on the revolving credit line commitments of $39.4 million.

Our Board of Directors has established the MSC Stock Repurchase Plan (the “Repurchase Plan”). The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On October 21, 2011, our Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5.0 million shares. We did not repurchase any of our Class A common stock in the open market in fiscal year 2013. We repurchased approximately 0.6 million shares of our Class A common stock in the open market for approximately $44.4 million in fiscal year 2012. This amount does not include shares withheld in satisfaction of associate tax withholding obligations relating to restricted share awards. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 53,000 and 52,000 shares of treasury stock during fiscal year 2013 and fiscal year 2012, respectively, to fund our Associate Stock Purchase Plan.

Our Board of Directors instituted a policy of paying regular quarterly cash dividends to shareholders. This policy is reviewed periodically by our Board of Directors. We paid cash dividends to shareholders totaling $75.9 million, $63.0 million and $119.3 million, in fiscal 2013, fiscal 2012, and fiscal 2011 respectively. Fiscal 2011 included a special dividend of $1.00 per share paid on November 16, 2010.

On October 24, 2013, our Board of Directors declared a dividend of $0.33 per share payable on November 20, 2013 to shareholders of record at the close of business on November 6, 2013. The dividend will result in a payout of approximately $20.9 million, based on the number of shares outstanding at October 24, 2013.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in fiscal 2012, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, in fiscal 2013, we returned $75.9 million to shareholders in the form of cash dividends.

In accordance with the construction of our co-located corporate headquarters in Davidson, North Carolina, completed in fiscal 2013, we spent approximately $31.9 million and $4.2 million in fiscal years 2013 and 2012, respectively, in capital expenditures, which included the purchase of the land and costs to construct and outfit the facility in Davidson. In addition, we incurred approximately $4.3 million in non-recurring costs associated with the establishment of our new co-located headquarters.

In accordance with our plans to build a new customer fulfillment center in Columbus, Ohio we expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, of which we spent approximately $6.4 million in fiscal year 2013. We expect to complete construction and begin operation in late 2014.

In connection with the BDNA acquisition, we expect to incur non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities which are estimated to be between $25.0 million and $30.0 million, with the majority to be incurred in fiscal 2013 and fiscal 2014. For fiscal 2013, these costs amounted to $11.6 million.

We believe based on our current business plan that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Contractual Obligations

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of August 31, 2013 and September 1, 2012. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts). In addition, Erik Gershwind, our President and Chief Executive Officer, served as an officer and director of the affiliated real estate entity during fiscal 2013. Effective November 1, 2010, we relocated from the branch office owned by another affiliated real estate entity and currently lease only our Atlanta Customer Fulfillment Center from the Affiliate. We paid rent under an operating lease to the Affiliate of approximately $2.3 million, $2.3 million, and $2.2 million for fiscal years 2013, 2012, and 2011, respectively, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value at its inception.

The following table summarizes our contractual obligations at August 31, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non Affiliates(1)	$56,324	$20,466	$25,951	$8,069	$1,838
Operating lease obligations with Affiliates(1)	41,358	2,296	4,664	4,725	29,673
Capital lease obligations and financing obligations with non Affiliates(2)	5,809	1,723	2,086	—	2,000
Maturities of New Credit Facility	250,000	12,500	50,000	187,500	—
Total contractual obligations	$353,491	$36,985	$82,701	$200,294	$33,511

(1)	Certain of our operations are conducted on leased premises, one of which is leased from the Affiliate, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2018.
(2)	During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment, which expire on varying dates through 2016.
(3)	The Company has recorded a noncurrent liability of $4.7 million for tax uncertainties and interest for the fiscal year ended August 31, 2013. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 8 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2013, 2012 and 2011, actual results did not vary materially from estimated amounts.

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

Goodwill and Intangible Assets

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At August 31, 2013, our goodwill totaled $630.3 million and our identifiable intangible assets, net totaled $155.3 million. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We conducted our annual impairment test of goodwill and intangibles in the fiscal fourth quarters of 2013 and 2012. The results of these tests indicated that based on the qualitative assessment of goodwill and quantitative assessment of intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amount.

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

Recently Issued Accounting Pronouncements

Recognizing assets and liabilities arising from lease contracts on the balance sheet

In May 2013, the Financial Accounting Standards Board (“FASB”) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company). The Company is currently assessing the impact that the adoption of the guidance would have on its financial position, results of operations and cash flows.

Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this new guidance did not have any impact on the Company’s financial position, results of operations or cash flows.

Testing Indefinite-lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standard update that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

On April 22, 2013, in connection with the acquisition of BDNA, we entered into a new $650.0 million credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million. The New Credit Facility replaced our previous $200.0 million Credit Agreement, dated June 8, 2011.

Borrowings under the New Credit Facility bear interest, at our option either, at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on our consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods. The applicable borrowing rate for us for any borrowings outstanding under the New Credit Facility at August 31, 2013 was 1.19%, which represents LIBOR plus 1.0%.

The New Credit Facility contains customary restrictive covenants which are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that we maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of our subsidiaries.

As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the New Credit Facility, of which $12.5 million represents current maturities. At August 31, 2013, we were in compliance with the operating and financial covenants of the New Credit Facility.

Borrowings under our New Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents.

We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of August 31, 2013 and September 1, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 31, 2013 and September 1, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 30, 2013

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31, 2013	September 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,876	$168,453
Accounts receivable, net of allowance for doubtful accounts of $7,523 and $6,934, respectively	345,366	297,215
Inventories	419,012	393,412
Prepaid expenses and other current assets	35,464	29,313
Deferred income taxes	37,771	31,718
Total current assets	893,489	920,111
Property, plant and equipment, net	251,536	174,597
Goodwill	630,318	289,124
Identifiable intangibles, net	155,324	51,212
Other assets	12,336	9,832
Total assets	$1,943,003	$1,444,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,184	$1,007
Accounts payable	113,636	96,640
Accrued liabilities	85,759	72,868
Total current liabilities	213,579	170,515
Long-term debt, net of current maturities	241,566	2,189
Deferred income taxes and tax uncertainties	97,475	85,061
Total liabilities	552,620	257,765
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,634,259 and 52,581,838 shares issued, respectively	55	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 14,140,747 and 15,560,294 shares issued and outstanding, respectively	14	16
Additional paid-in capital	528,770	483,682
Retained earnings	1,132,868	970,965
Accumulated other comprehensive loss	(4,427)	(2,443)
Class A treasury stock, at cost, 5,340,587 and 5,342,091 shares, respectively	(266,897)	(265,162)
Total shareholders’ equity	1,390,383	1,187,111
Total liabilities and shareholders’ equity	$1,943,003	$1,444,876

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share data)

	For The Fiscal Years Ended
	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)
NET SALES	$2,457,649	$2,355,918	$2,021,792
COST OF GOODS SOLD	1,339,133	1,277,715	1,080,867
Gross profit	1,118,516	1,078,203	940,925
OPERATING EXPENSES	732,990	665,987	591,160
Income from operations	385,526	412,216	349,765
OTHER (EXPENSE) INCOME:
Interest expense	(2,164)	(241)	(258)
Interest income	117	196	58
Other expense, net	(50)	(29)	(235)
Total other — expense	(2,097)	(74)	(435)
Income before provision for income taxes	383,429	412,142	349,330
Provision for income taxes	145,434	153,111	130,544
Net income	$237,995	$259,031	$218,786
PER SHARE INFORMATION:
Net income per common share:
Basic	$3.77	$4.12	$3.45
Diluted	$3.75	$4.09	$3.43
Weighted average shares used in computing net income per common share:
Basic	62,695	62,434	62,902
Diluted	63,011	62,803	63,324

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For The Fiscal Years Ended
	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)
Net income, as reported	$237,995	$259,031	$218,786
Foreign currency translation adjustment	(1,984)	(358)	575
Comprehensive income	$236,011	$258,673	$219,361

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED AUGUST 31, 2013 (52 weeks),
SEPTEMBER 1, 2012 (53 weeks), AND AUGUST 27, 2011 (52 weeks)
  (In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at cost	Total
BALANCE, August 28, 2010	48,380	$48	17,925	$18	$378,315	$675,968	$(2,660)	3,528	$(151,809)	$899,880
Exchange of Class B common stock for Class A common stock	1,525	2	(1,525)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $6,973	1,060	1	—	—	44,655	—	—	—	—	44,656
Common stock issued under associate stock purchase plan	—	—	—	—	949	—	—	(53)	2,034	2,983
Grant of restricted common stock, net of cancellation	158	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,768	—	—	—	—	14,768
Purchase of treasury stock	—	—	—	—	—	—	—	1,248	(69,279)	(69,279)
Cash dividends paid on Class A common stock	—	—	—	—	—	(86,234)	—	—	—	(86,234)
Cash dividends paid on Class B common stock	—	—	—	—	—	(33,023)	—	—	—	(33,023)
Issuance of dividend equivalent units	—	—	—	—	348	(348)	—	—	—	—
Net income	—	—	—	—	—	218,786	—	—	—	218,786
Foreign currency translation adjustment	—	—	—	—	—	—	575	—	—	575
BALANCE, August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	840	1	(840)	—	—	—	—	—	—	1
Exercise of common stock options, including income tax benefits of $5,376.	538	1	—	—	27,797	—	—	—	—	27,798
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(52)	1,990	3,387
Grant of restricted common stock, net of cancellation	81	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,262	—	—	—	—	15,262
Purchase of treasury stock	—	—	—	—	—	—	—	671	(48,098)	(48,098)
Cash dividends paid on Class A common stock	—	—	—	—	—	(46,926)	—	—	—	(46,926)
Cash dividends paid on Class B common stock	—	—	—	—	—	(16,098)	—	—	—	(16,098)
Issuance of dividend equivalent units	—	—	—	—	191	(191)	—	—	—	—
Net income	—	—	—	—	—	259,031	—	—	—	259,031
Foreign currency translation adjustment	—	—	—	—	—	—	(358)	—	—	(358)
BALANCE, September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	1,419	2	(1,419)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,621	504	—	—	—	27,285	—	—	—	—	27,285
Common stock issued under associate stock purchase plan	—	—	—	—	1,747	—	—	(53)	2,038	3,785
Grant of restricted common stock, net of cancellation	129	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,824	—	—	—	—	15,824
Purchase of treasury stock	—	—	—	—	—	—	—	52	(3,773)	(3,773)
Cash dividends paid on Class A common stock	—	—	—	—	—	(58,245)	—	—	—	(58,245)
Cash dividends paid on Class B common stock	—	—	—	—	—	(17,615)	—	—	—	(17,615)
Issuance of dividend equivalent units	—	—	—	—	232	(232)	—	—	—	—
Net income	—	—	—	—	—	237,995	—	—	—	237,995
Foreign currency translation adjustment	—	—	—	—	—	—	(1,984)	—	—	(1,984)
BALANCE, August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2013, SEPTEMBER 1, 2012 AND AUGUST 27, 2011
(In thousands)

	For The Fiscal Years Ended
	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237,995	$259,031	$218,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,479	34,723	29,159
Stock-based compensation	15,824	15,262	14,768
Loss on disposal of property, plant and equipment	941	1,129	116
Provision for doubtful accounts	3,499	3,560	2,733
Deferred income taxes and tax uncertainties	6,360	2,765	15,270
Excess tax benefits from stock-based compensation	(6,040)	(4,888)	(7,356)
Write-off of deferred financing costs on previous credit facility	594	—	—
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(15,630)	(30,213)	(38,304)
Inventories	23,409	(45,306)	(46,895)
Prepaid expenses and other current assets	(1,619)	(6,598)	(1,782)
Other assets	(1,784)	1,268	2,019
Accounts payable and accrued liabilities	12,409	3,551	21,448
Total adjustments	87,442	(24,747)	(8,824)
Net cash provided by operating activities	325,437	234,284	209,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(89,252)	(47,691)	(25,479)
Cash used in business acquisitions, net of cash received	(548,769)	(33,451)	(28,948)
Net cash used in investing activities	(638,021)	(81,142)	(54,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,773)	(48,098)	(69,279)
Payment of cash dividends	(75,860)	(63,024)	(119,257)
Payments on capital lease and financing obligations	(1,300)	(1,385)	—
Excess tax benefits from stock-based compensation	6,040	4,888	7,356
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,785	3,387	2,983
Proceeds from exercise of Class A common stock options	21,664	22,422	37,683
Borrowings under the financing obligation	1,417	1,192	—
Borrowings under Credit Facility	370,000	—	—
Credit facility financing costs	(1,912)	—	(938)
Payments of notes payable and revolving loans under the Credit Facility	(120,000)	—	(39,361)
Net cash provided by (used in) in financing activities	200,061	(80,618)	(180,813)
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	(30)	46
Net (decrease) increase in cash and cash equivalents	(112,577)	72,494	(25,232)
CASH AND CASH EQUIVALENTS, beginning of year	168,453	95,959	121,191
CASH AND CASH EQUIVALENTS, end of year	$55,876	$168,453	$95,959
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$130,342	$145,651	$109,001
Cash paid during the year for interest	$1,281	$55	$93

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has additional office support centers in Southfield, Michigan and Cleveland, Ohio and serves primarily domestic markets through its distribution network of 105 branch offices and 14 customer fulfillment centers.

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

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2013 and 2011 contain activity for 52 weeks. Fiscal year 2012 is a 53-week period with the extra week occurring in the Company’s fiscal fourth quarter. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 322,000 active customer accounts (customers that have made at least one purchase in the last 12 months and excluding BDNA) at August 31, 2013. The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for leasehold improvements and buildings and three to twenty years for furniture, fixtures, and equipment.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill impairment is assessed based on the FASB’s new accounting guidance, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company no longer is required under the new guidance to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Goodwill increased $341,194 in fiscal 2013, related to the acquisition of BDNA, net of foreign currency translation adjustments. Based on the qualitative assessment performed by the Company in its

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

fiscal fourth quarter, there was no indicator of impairment of goodwill for fiscal years 2013, 2012 and 2011. Based on the quantitative assessment of intangible assets that have indefinite lives performed by the Company in its fiscal fourth quarter, there was no indicator of impairment of intangible assets that have indefinite lives for fiscal years 2013, 2012 and 2011.

The change in the carrying amount of goodwill is as follows:

Balance as of September 1, 2012	$289,124
BDNA acquisition	342,000
Foreign currency translation adjustment	(806)
Balance as of August 31, 2013	$630,318

The components of the Company’s other intangible assets for the fiscal years ended August 31, 2013 and September 1, 2012 are as follows:

	Weighted Average Useful Life (in years)	For the Fiscal Years Ended
		August 31, 2013		September 1, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5 - 18	$175,160	$(43,998)	$68,160	$(33,826)
Non-Compete Agreements	2 - 3	1,348	(881)	1,348	(395)
Contract Rights	10	23,100	(16,748)	23,100	(14,437)
Trademark	1 - 5	3,380	(718)	480	(273)
Trademarks	Indefinite	14,681	—	7,055	—
Total		$217,669	$(62,345)	$100,143	$(48,931)

For fiscal year 2013, the Company recorded approximately $117,400 of acquired intangible assets, consisting primarily of customer relationships and $126 relating to the registration and application of new trademarks, for fiscal year 2012 the Company recorded approximately $12,808 of acquired intangible assets, consisting primarily of customer relationships and $143 relating to the registration and application of new trademarks. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $13,059, $10,047, and $7,689 for the fiscal years ended 2013, 2012, and 2011, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2014	$16,888
2015	16,696
2016	14,421
2017	8,033
2018	7,734

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets, property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2013, 2012 and 2011.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($6,406 and $7,355 at August 31, 2013 and September 1, 2012, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $11,505, $14,090 and $14,219 during the fiscal years 2013, 2012, and 2011, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $105,150, $102,550, and $92,442 during fiscal years 2013, 2012, and 2011, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $500 per participant during a September 1 plan year. Benefits paid in excess of $500 are reimbursed to the plan under the Company’s stop loss policy pursuant to an arrangement in effect through the end of August 2013. Effective September 1, 2013, the maximum liability was increased to $550 participant. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal 2013, 2012 and 2011 was approximately $48,249, $43,988, and $37,429, respectively.

Stock Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company uses the Black-Scholes option pricing model to determine the grant date fair value and recognizes compensation expense on a straight-line basis over the associate’s vesting period or to the associate’s retirement eligible date, if earlier.

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal 2013, 2012 and 2011 were $5,387, $5,656 and $5,900, respectively. Tax benefits related to this expense for fiscal 2013, 2012 and 2011 were $1,951, $2,061 and $2,156, respectively. The Company grants Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

The stock-based compensation expense related to nonvested restricted stock awards included in operating expenses was $8,309, $7,448 and $7,053 for the fiscal years 2013, 2012, and 2011 respectively. The stock-based compensation expense related to a restricted stock unit award included in operating expenses was $2,128 and $2,158 for the fiscal years 2013 and 2012 respectively.

Related Party Transactions

The Company is currently affiliated with one real estate entity (the “Affiliate”). The Affiliate is owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson). In addition, Erik Gershwind, our President and Chief Executive Officer, served as an officer and director of the affiliated real estate entity during fiscal 2013. The Company leases a customer fulfillment center located near Atlanta, Georgia from its Affiliate. Monthly rental payments range from approximately $191 to $218 over the remaining lease term. See Note 13 for a discussion of leases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 31, 2013 and September 1, 2012.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $4,494 and $5,376 as of August 31, 2013 and September 1, 2012, respectively.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”), Mexico and Canada branches are not significant to the Company’s total operations. For fiscal 2013, the U.K., Mexico and Canadian operations represented approximately 3% of the Company’s consolidated net sales.

Segment Reporting

The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. The Company’s results of operations are reviewed by the Chief Executive Officer on a consolidated basis and the Company operates in only one segment. Substantially all of the Company’s revenues and long-lived assets are in the United States.

New Accounting Pronouncements

Recognizing assets and liabilities arising from lease contracts on the balance sheet

In May 2013, the Financial Accounting Standards Board (“FASB”) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company). The Company is currently assessing the impact that the adoption of the guidance will have on its financial position, results of operations and cash flows.

Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this new guidance did not have any impact on the Company’s financial position, results of operations or cash flows.

Testing Indefinite-lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standard update that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

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

As of August 31, 2013 and September 1, 2012, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $2,529 and $104,529, respectively.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of August 31, 2013 and September 1, 2012 due to the short-term maturity of these items.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. At August 31, 2013, the taxable bonds were approximately $2,000. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during fiscal year 2013. The outstanding principal amount of each bond bears interest at the rate of 2.4% a year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at August 31, 2013, approximates its fair value.

During the fiscal years ended August 31, 2013 and September 1, 2012, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

In June 2008, the FASB issued amendments to ASC Topic 260, “Earnings Per Share” (“ASC 260”), which the Company adopted at the beginning of its 2010 fiscal year. The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

4. NET INCOME PER SHARE  – (continued)

securities based on their respective weighted average shares outstanding for the period. Prior period net income per share data presented has been adjusted retrospectively.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 31, 2013, September 1, 2012 and August 27, 2011, respectively:

	For the Fiscal Years Ended
	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)
Net income as reported	$237,995	$259,031	$218,786
Less: Distributed net income available to participating securities	(492)	(351)	(932)
Less: Undistributed net income available to participating securities	(1,289)	(1,758)	(948)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$236,214	$256,922	$216,906
Add: Undistributed net income allocated to participating securities	1,289	1,758	948
Less: Undistributed net income reallocated to participating securities	(1,283)	(1,748)	(942)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$236,220	$256,932	$216,912
Denominator:
Weighted average shares outstanding for basic net income per share	62,695	62,434	62,902
Effect of dilutive securities	316	369	422
Weighted average shares outstanding for diluted net income per share	63,011	62,803	63,324
Net income per share Two-Class Method:
Basic	$3.77	$4.12	$3.45
Diluted	$3.75	$4.09	$3.43

Shares subject to antidilutive stock options (5 shares at August 27, 2011) were not included in the computation of diluted earnings per share.

5. BUSINESS COMBINATIONS

On April 22, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”), pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between the Company and Barnes. In connection with the acquisition, the total cash consideration the Company paid to Barnes was $547,335 which is net of a post-closing working capital adjustment in the amount of $1,434 that was received by the Company in September 2013. The acquisition was funded by borrowings under the Company’s new unsecured credit facility (described in Note 10 below), which was closed simultaneously with the acquisition, and the remaining portion of the purchase price was funded from available cash reserves.

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

The acquisition of BDNA was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Non-recurring transaction and integration costs totaling $11,590 are included in operating expenses of the Company’s consolidated statement of income for the fiscal year ended August 31, 2013. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date.

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Inventory	$49,378
Accounts receivable	36,407
Prepaid expenses and other current assets	3,161
Intangible assets	117,400
Goodwill	342,000
Property, plant and equipment	19,165
Other assets	98
Total Assets Acquired	$567,609
Accounts payable and accrued expense	19,611
Other long-term liabilities	663
Total Liabilities Assumed	20,274
Net Assets Acquired	$547,335

Acquired intangible assets with a fair value of $117,400 consisted of customer relationships of $107,000 with a useful life of 18 years, an indefinite lived tradename of $7,500, and a tradename of $2,900 with a useful life of 5 years. The goodwill amount of $342,000 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the expected synergies from the result of adding a highly complementary provider of fasteners and other high margin consumable products and services with an experienced field sales force and VMI solution. In addition, the acquisition extends the Company’s presence into Canada and other new end markets. This goodwill will not be amortized and will be tested for impairment at least annually. All of the goodwill recognized as a result of the BDNA acquisition is expected to be deductible for tax purposes and will be amortized for tax purposes over 15 years.

The amount of revenue and earnings from BDNA, exclusive of non-recurring costs, included in the condensed consolidated statements of income for the fiscal year ended August 31, 2013 is $108,376 and $4,474, respectively.

The following unaudited pro forma financial information for the fiscal year ended August 31, 2013, and September 1, 2012 represent the combined results of the Company’s operations as if the acquisition of BDNA

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

5. BUSINESS COMBINATIONS  – (continued)

had occurred on August 28, 2011. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	For the Fiscal Year Ended
	August 31, 2013	September 1, 2012
Net Sales	$2,642,720	$2,664,086
Net Income	242,966	260,895
Net income per share Two-class method:
Basic	$3.85	$4.14
Diluted	$3.83	$4.12

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

On January 31, 2012, the Company acquired certain assets and assumed certain liabilities of ATS Industrial Supply, Inc. (“ATS Industrial”), which is a leading metalworking and MRO industrial distributor in the Rocky Mountain region. The cash purchase price for the acquisition was $32,204. On July 18, 2011, the Company also acquired 100% of the shares of American Tool Supply, Inc. (“ATS”) and its affiliate, American Specialty Grinding Co., Inc. (“ASG”), which specializes in custom made tools and re-sharpening services. The total purchase consideration, net of approximately $942 of cash acquired, aggregating $28,948, related to the Company’s business combinations completed during fiscal 2011. The Company recorded a post-closing working capital adjustment in the amount of $1,247, which was recorded to goodwill as of August 27, 2011 and was paid by the Company in October 2011. These acquisitions were accounted for as a business purchase pursuant to ASC 805.

The results of operations for ATS Industrial, ATS, and ASG have been included in our consolidated financial statements from the date of acquisitions. The financial results of these acquisitions are considered immaterial for purposes of pro forma financial disclosures and are not included in the table above.

6. RESTRUCTURING AND OTHER CHARGES

As a result of the BDNA acquisition, the Company expects to incur restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. The aggregated liabilities included in “Accrued liabilities” in the consolidated balance sheet relating to the restructuring activities as of August 31, 2013 and activity for the fiscal year ended August 31, 2013 consisted of the following:

	Workforce Reductions	Facility Closings	Total
Charged to operating expenses	$3,079	—	$3,079
Cash payments	619		619
Accrued restructuring balance, August 31, 2013	$2,460	$—	$2,460

Non-recurring transaction, integration costs and restructuring charges associated with the BDNA acquisition are estimated to be between approximately $15,000 and $20,000 in fiscal year 2014.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

7. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 31, 2013	September 1, 2012
Land	—	$20,471	$16,039
Building and improvements	40	123,675	81,266
Leasehold improvements	The lesser of lease term or 31.5	4,971	3,993
Furniture, fixtures and equipment	3 - 20	131,981	120,724
Automobiles	5	435	447
Computer systems, equipment and software	3 - 5	225,788	174,349
		507,321	396,818
Less: accumulated depreciation and amortization		255,785	222,221
Total		$251,536	$174,597

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $931 and $973 at August 31, 2013 and September 1, 2012, respectively.

Depreciation expense was $36,169, $24,676 and $21,470 for the fiscal years ended August 31, 2013, September 1, 2012, and August 27, 2011, respectively.

8. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 31, 2013	September 1, 2012	August 27, 2011
Current:
Federal	$119,470	$128,640	$99,034
State and local	18,629	18,421	15,986
	138,099	147,061	115,020
Deferred:
Federal	7,403	4,797	15,385
State and local	(68)	1,253	139
	7,335	6,050	15,524
Total	$145,434	$153,111	$130,544

Significant components of deferred tax assets and liabilities are as follows:

	August 31, 2013	September 1, 2012
Deferred tax liabilities:
Depreciation	$(46,339)	$(41,812)
Deferred catalog costs	(1,730)	(1,779)
Goodwill	(44,751)	(35,841)
	(92,820)	(79,432)
Deferred tax assets:
Accounts receivable	2,254	2,030
Inventory	7,345	5,703
Deferred compensation	1,509	1,272
Stock based compensation	10,888	9,981
Intangible amortization	9,983	7,027
Other	5,792	5,705
	37,771	31,718
Net Deferred Tax Liabilities	$(55,049)	$(47,714)

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

8. INCOME TAXES  – (continued)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 31, 2013	September 1, 2012	August 27, 2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.0	2.7	2.8
Other, net	(0.1)	(0.5)	(0.4)
Effective income tax rate	37.9%	37.2%	37.4%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2013 and 2012 were as follows:

	August 31, 2013	September 1, 2012
Beginning Balance	$7,811	$11,393
Additions for tax positions relating to current year	2,516	2,294
Additions for tax positions relating to prior years	—	74
Reductions for tax positions relating to prior years	(936)	(1,540)
Settlements	(120)	(1,144)
Lapse of statute of limitations	(1,079)	(3,266)
Ending Balance	$8,192	$7,811

Included in the balance of unrecognized tax benefits at August 31, 2013 is $976 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal 2013 and 2012 provisions include interest and penalties of $92 and $79 respectively. The Company has accrued $159 and $253 for interest and penalties as of August 31, 2013 and September 1, 2012, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations and state jurisdictions through fiscal 2009.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2013	September 1, 2012
Accrued payroll, bonus and fringe	$36,119	$38,644
Accrued advertising	3,424	3,168
Accrued sales, property and income taxes	9,513	10,759
Accrued other	36,703	20,297
Total accrued liabilities	$85,759	$72,868

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. DEBT AND CAPITAL LEASE OBLIGATIONS

Credit Facility

On April 22, 2013, in connection with the acquisition of BDNA, the Company entered into a new $650,000 credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000. The New Credit Facility replaced the Company’s $200,000 credit facility (the “Former Credit Facility”), dated June 8, 2011.

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

Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the New Credit Facility at August 31, 2013 was 1.19%, which represents LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods.

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

The Company financed $370,000 of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The remaining balance of the revolving loan facility is available for working capital purposes, if necessary. During the fiscal year ended August 31, 2013, the Company repaid $120,000 of the revolving loan facility, reducing the outstanding balance of the revolver to $0.

As of August 31, 2013, there were $250,000 of borrowings outstanding under the term loan facility of the New Credit Facility and none outstanding under the revolving credit facility, of which $12,500 represents current maturities. As of September 1, 2012, no borrowings were outstanding under the Former Credit Facility. At each of those dates, the Company was in compliance with the operating and financial covenants of the New Credit Facility and the Former Credit Facility.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

10. DEBT AND CAPITAL LEASE OBLIGATIONS  – (continued)

Maturities of the New Credit Facility as of August 31, 2013 are as follows:

Fiscal Year	Maturities of New Credit Facility
2014	$12,500
2015	25,000
2016	25,000
2017	50,000
2018	137,500
Total	$250,000

Capital Lease and Financing Obligations

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,854. In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At August 31, 2013, the capital lease obligation was approximately $2,000.

During the fiscal year ended September 1, 2012, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $4,582.

The amount due under all capital leases and financing arrangements at August 31, 2013 was approximately $5,750, of which $1,684 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at August 31, 2013 was approximately $5,594. Amortization expense of property and equipment acquired under these capital leases and financing arrangements was approximately $176 for the fiscal year ended 2013.

At August 31, 2013, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2014	$1,723
2015	1,660
2016	426
2017	—
Total minimum lease payments	$3,809
Less: amount representing interest	59
Present value of minimum lease payments	$3,750
Less: current portion	1,684
Long term capital leases and financing arrangements	$2,066

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

11. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of August 31, 2013, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 4,384 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2013 and fiscal 2012, the Company repurchased 52 shares and 671 shares, respectively, of its Class A common stock for $3,773 and $48,098, respectively. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity in the accompanying consolidated financial statements.

The Company reissued approximately 53 and 52 shares of treasury stock during fiscal 2013 and fiscal 2012, respectively, to fund the Associate Stock Purchase Plan (See Note 12).

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

The holders of the Company’s Class B common stock have the right to convert their shares of Class B common stock into shares of Class A common stock at their election and on a one-to-one basis, and all shares of Class B common stock convert into shares of Class A common stock on a one to-one basis upon the sale or transfer of such shares of Class B common stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson or Gershwind families or to any person who is not an executor, administrator or personal representative of an estate of a member of the Jacobson or Gershwind families.

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 31, 2013, there were no shares of preferred stock issued or outstanding.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 24, 2013, the Board of Directors declared a quarterly cash dividend of $0.33 per share payable on November 20, 2013 to shareholders of record at the close of business on November 6, 2013. The dividend will result in a payout of approximately $20,920, based on the number of shares outstanding at October 24, 2013.

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

Stock Options

A summary of the status of the Company’s stock options at August 31, 2013, September 1, 2012 and August 27, 2011 and changes during the fiscal years then ended is presented in the table and narrative below:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding – beginning of year	1,377	$49.79	1,697	$44.17	2,394	$38.76
Granted	360	69.52	308	66.69	364	54.67
Exercised	(504)	42.97	(538)	41.65	(1,060)	35.56
Cancelled/forfeited	(9)	62.43	(90)	50.39	(1)	14.26
Outstanding – end of year	1,224	$58.30	1,377	$49.79	1,697	$44.17
Exercisable – end of year	385	$48.78	505	$42.68	584	$39.46
Weighted average fair value of options granted	$15.33		$17.67		$14.48

The total intrinsic value of options exercised during the fiscal years ended August 31, 2013, September 1, 2012 and August 27, 2011 was $16,402, $16,185, and $28,520, respectively. As of August 31, 2013, the total intrinsic value of options exercisable was $10,478 and the total intrinsic value of options outstanding was $21,658. The unrecognized share-based compensation cost related to stock option expense at August 31, 2013 was $8,028 and will be recognized over a weighted average of 1.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Expected life (years)	3.8	4.8	4.8
Risk-free interest rate	0.55%	1.0%	1.1%
Volatility	32.9%	35.2%	35.1%
Dividend yield	1.70%	1.70%	1.70%

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

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

12. ASSOCIATE BENEFIT PLANS  – (continued)

The following table summarizes information about stock options outstanding and exercisable at August 31, 2013:

Range of Exercise Prices	Number of Options Outstanding at August 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$23.41 – $38.07	87	2.0	$37.08	$3,373	87	2.0	$37.08	$3,373
38.08 – 44.17	222	3.0	43.80	7,163	110	2.8	43.43	3,587
44.18 – 65.76	281	3.7	53.82	6,226	127	3.2	52.76	2,947
65.77 – 73.71	634	5.7	68.28	4,896	61	5.1	66.69	571
	1,224	4.5	$58.30	$21,658	385	3.1	$48.78	$10,478

Restricted Stock Awards

A summary of the activity of the nonvested restricted stock awards granted under the 2005 Omnibus Incentive Plan for the fiscal year ended August 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 1, 2012	535	$52.37
Granted	141	70.37
Vested	(159)	45.23
Forfeited/Cancelled	(12)	58.90
Nonvested at August 31, 2013	505	$59.47

The fair value of shares vested during the fiscal year ended August 31, 2013 and September 1, 2012 was $7,175 and $6,804, respectively.

The unrecognized compensation cost related to the nonvested restricted stock awards at August 31, 2013 is $16,188 and will be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the fiscal year ended August 31, 2013 is as follows:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock unit awards at September 1, 2012	192	$54.90	189	$54.68
Granted	4	76.20	3	70.78
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Non-vested restricted stock unit awards at August 31, 2013	196	$55.32	192	$54.90

The unrecognized compensation cost related to the RSUs at August 31, 2013 was $3,956 and is expected to be recognized over a period of 2.2 years.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

12. ASSOCIATE BENEFIT PLANS  – (continued)

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for qualified associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 4, 2005, shareholders of the Company approved a 300 share increase to the Associate Stock Purchase Plan. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of August 31, 2013, approximately 160 shares remain reserved for issuance under this plan. Associates purchased approximately 53 and 52 shares of common stock during fiscal 2013 and 2012 at an average per share price of $70.55 and $64.71, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal 2013, 2012, and 2011, the Company contributed $5,243, $4,738 and $4,036, respectively, to the plan. The Company contributions are discretionary.

13. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, one of which is leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, and Marjorie Gershwind Fiverson, Mr. Jacobson’s sister. In addition, Erik Gershwind, our President and Chief Executive Officer, served as an officer and director of the affiliated real estate entity during fiscal 2013. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2018. At August 31, 2013, approximate minimum annual rentals on such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2014	$22,762	$2,296
2015	17,365	2,314
2016	13,250	2,350
2017	8,587	2,353
2018	4,207	2,372
Thereafter	31,511	29,673
Total	$97,682	$41,358

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal 2013, 2012 and 2011 was approximately $13,243, $11,271 and $10,716, respectively, including approximately $2,293, $2,258 and $2,247, respectively, paid to related parties.

In the opinion of the Company’s management, the lease with related parties is on terms which approximate fair market value.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)

14. LEGAL PROCEEDINGS

There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 31, 2013				Fiscal Year Ended September 1, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
Consolidated Income Statement Data:
Net sales	$577,491	$569,462	$636,923	$673,773	$545,703	$562,974	$611,970	$635,271
Gross profit	265,089	256,369	289,513	307,545	252,133	259,460	279,583	287,027
Income from operations	102,352	90,576	100,246	92,352	96,824	96,527	110,859	108,006
Net income	63,187	56,079	62,354	56,375	59,837	60,068	70,211	68,915
Net income per share:
Basic	1.01	0.89	0.99	0.89	0.95	0.95	1.11	1.10
Diluted	1.00	0.88	0.98	0.89	0.95	0.95	1.10	1.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The scope of the Company’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of BDNA, which was acquired on April 22, 2013, that are also part of BDNA’s internal controls over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. BDNA accounted for approximately $552.8 million and $520.4 million of total and net assets, respectively (of which $459.4 million represents goodwill and intangible assets included within the scope of the assessment), as of August 31, 2013 and $108.4 million and $4.5 million of revenues and net income, respectively, for the year then ended.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework).

In the third quarter of fiscal year 2013, the Company completed its acquisition of BDNA, which represented approximately $552.8 million and $520.4 million of total assets and net assets, respectively (of which $459.4 million represents goodwill and intangible assets included within the scope of the assessment), as of August 31, 2013 and $108.4 million and $4.5 million of revenues and net income respectively, for the year then ended. As the acquisition occurred in the third quarter of fiscal year 2013, the scope of management’s assessment of the effectiveness of internal control over financial reporting does not include BDNA. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition.

Based on this assessment, management determined that the Company (excluding BDNA as discussed above) maintained effective internal control over financial reporting as of August 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Barnes Distribution North America (“BDNA”), which is included in the 2013 consolidated financial statements of the Company and constituted approximately $552.8 million and $520.4 million of total and net assets, respectively (of which $459.4 million represents goodwill and intangible assets included within the scope of the assessment), as of August 31, 2013 and $108.4 million and $4.5 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BDNA.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2013 and September 1, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 31, 2013 of the Company and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 30, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2014, or the 2013 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance — Compensation Committee.” “Compensation Committee Report” and “Director Compensation” in the 2013 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2013 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 36 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 31, 2013.

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

MSC Industrial Direct Co., Inc.

By:	/s/ ERIK GERSHWIND Erik Gershwind Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitchell Jacobson Mitchell Jacobson	Chairman of the Board of Directors	October 30, 2013
/s/ David Sandler David Sandler	Executive Vice Chairman of the Board of Directors	October 30, 2013
/s/ Erik Gershwind Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2013
/s/ Jeffrey Kaczka Jeffrey Kaczka	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2013
/s/ Jonathan Byrnes Jonathan Byrnes	Director	October 30, 2013
/s/ Roger Fradin Roger Fradin	Director	October 30, 2013
/s/ Louise Goeser Louise Goeser	Director	October 30, 2013
/s/ Denis Kelly Denis Kelly	Director	October 30, 2013
/s/ Philip Peller Philip Peller	Director	October 30, 2013

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 27, 2011
Allowance for doubtful accounts(1)	$5,489	$2,733	$—	$2,038	$6,184
Deducted from asset accounts:
For the fiscal year ended September 1, 2012
Allowance for doubtful accounts(1)	$6,184	$3,560	$—	$2,810	$6,934
Deducted from asset accounts:
For the fiscal year ended August 31, 2013
Allowance for doubtful accounts(1)	$6,934	$3,499	$—	$2,910	$7,523

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.01	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2006) (SEC File No. 001-14130).
2.02	Asset Purchase Agreement, dated February 22, 2013, between MSC Industrial Direct Co., Inc. and Barnes Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013) (SEC File No. 001-14130).
3.01	Certificate of Incorporation of the Registrant.*
3.02	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 26, 2012) (SEC File No. 001-14130).
4.01	Specimen Class A Common Stock Certificate.*
10.01	MSC Industrial Direct Co., Inc. 2001 Stock Option Plan, as amended through December 20, 2012 (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130).†
10.02	Change in Control Agreement by and between the Registrant and Thomas Cox, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.03	Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.04	Change in Control Agreement by and between the Registrant and Eileen McGuire, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.05	Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated as of December 27, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2006) (SEC File No. 001-14130).†
10.06	Change in Control Agreement by and between the Registrant and Charles Bonomo, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 31, 2007) (SEC File No. 001-14130).†
10.07	Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.08	First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.09	Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).

Exhibit No.	Description
10.10	Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.11	Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.12	Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).
10.13	Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on October 28, 2008) (SEC File No. 001-14130).†
10.14	Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated November 11, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2011) (SEC File No. 001-14130).†
10.15	Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated November 11, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.16	Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.17	Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.18	Amendment to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.19	Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†
10.20	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated December 22, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.21	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated December 22, 2011 (incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

Exhibit No.	Description
10.22	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Charles Bonomo, dated December 22, 2011 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.23	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated December 22, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.24	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Erik Gershwind, dated December 22, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.25	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 22, 2011 (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†
10.26	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Eileen McGuire, dated December 22, 2011 (incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.27	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Douglas Jones, dated December 22, 2011 (incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.28	Amendment No. 2 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated November 29, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130). †
10.29	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated through December 20, 2012 (incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130).†
10.30	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010) (SEC File No. 001-14130).†
10.31	Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†
10.32	Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†
10.33	Summary of Outside Directors’ Compensation (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†
10.34	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through December 20, 2012 (incorporated by reference to Exhibit 10.02 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130).

Exhibit No.	Description
10.35	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†
10.36	Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†
10.37	Jeffrey Kaczka Offer Letter, effective March 29, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.38	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.39	Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†
10.40	Credit Agreement, dated as of April 22, 2013, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2013) (SEC File No. 001-14130).
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.