Form 10-Q
period 2013-11-30
MSC INDUSTRIAL DIRECT CO INC
filed 2014-01-09
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
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

As of January 2, 2014, 47,996,711 shares of Class A common stock and 14,140,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the Company’s ability to timely and efficiently integrate its recently acquired business of Barnes Distribution North America (“BDNA”) and realize the anticipated synergies from the transaction;
•	risk of delays in opening or expanding our customer fulfillment centers or customer service centers;
•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	financial restrictions on outstanding borrowings;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems;
•	retention of key personnel;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired; and
•	disclosing our use of “conflict minerals” in certain of the products we distribute could raise reputational and other risks.

MSC INDUSTRIAL DIRECT CO., INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,430	$55,876
Accounts receivable, net of allowance for doubtful accounts of $8,263 and $7,523, respectively	348,673	345,366
Inventories	416,317	419,012
Prepaid expenses and other current assets	30,864	35,464
Deferred income taxes	37,771	37,771
Total current assets	882,055	893,489
Property, plant and equipment, net	272,684	251,536
Goodwill	630,130	630,318
Identifiable intangibles, net	151,081	155,324
Other assets	31,789	12,336
Total assets	$1,967,739	$1,943,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$50,000	$—
Current maturities of long-term debt	17,288	14,184
Accounts payable	107,767	113,636
Accrued liabilities	115,275	85,759
Total current liabilities	290,330	213,579
Long-term debt, net of current maturities	254,671	241,566
Deferred income taxes and tax uncertainties	97,475	97,475
Total liabilities	642,476	552,620
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,826,415 and 54,634,259 shares issued, respectively	55	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 14,140,747 and 14,140,747 shares issued and outstanding, respectively	14	14
Additional paid-in capital	539,508	528,770
Retained earnings	1,170,934	1,132,868
Accumulated other comprehensive loss	(3,804)	(4,427)
Class A treasury stock, at cost, 6,826,701 and 5,340,587 shares, respectively	(381,444)	(266,897)
Total shareholders’ equity	1,325,263	1,390,383
Total liabilities and shareholders’ equity	$1,967,739	$1,943,003

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Net sales	$678,510	$577,491
Cost of goods sold	363,655	312,402
Gross profit	314,855	265,089
Operating expenses	218,105	162,737
Income from operations	96,750	102,352
Other (expense) income:
Interest expense	(847)	(52)
Interest income	5	43
Other expense, net	(212)	(16)
Total other expense	(1,054)	(25)
Income before provision for income taxes	95,696	102,327
Provision for income taxes	36,650	39,140
Net income	$59,046	$63,187
Per share information:
Net income per common share:
Basic	$0.93	$1.01
Diluted	$0.93	$1.00
Weighted average shares used in computing net income per common share:
Basic	62,773	62,378
Diluted	63,078	62,701
Cash dividend declared per common share	$0.33	$0.30

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Net income, as reported	$59,046	$63,187
Foreign currency translation adjustments	623	269
Comprehensive income	$59,669	$63,456

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity
Thirteen Weeks Ended November 30, 2013
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount at Cost	Total
Balance at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exercise of common stock options, including income tax benefits of $2,019	83	—	—	—	6,077	—	—	—	—	6,077
Common stock issued under associate stock purchase plan	—	—	—	—	364	—	—	(12)	449	813
Grant of restricted common stock, net of cancellations	109	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,232	—	—	—	—	4,232
Purchase of treasury stock	—	—	—	—	—	—	—	1,498	(114,996)	(114,996)
Cash dividends paid on Class A common stock	—	—	—	—	—	(16,249)	—	—	—	(16,249)
Cash dividends paid on Class B common stock	—	—	—	—	—	(4,666)	—	—	—	(4,666)
Issuance of dividend equivalent units	—	—	—	—	65	(65)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	623	—	—	623
Net income	—	—	—	—	—	59,046	—	—	—	59,046
Balance at November 30, 2013	54,826	$55	14,141	$14	$539,508	$1,170,934	$(3,804)	6,827	$(381,444)	$1,325,263

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Cash Flows from Operating Activities:
Net income	$59,046	$63,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,061	10,021
Stock-based compensation	4,232	4,253
Loss on disposal of property, plant, and equipment	65	60
Provision for doubtful accounts	1,118	1,116
Excess tax benefits from stock-based compensation	(4,012)	(3,451)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(3,831)	7,931
Inventories	3,185	5,915
Prepaid expenses and other current assets	3,195	(4,161)
Other assets	(285)	1,073
Accounts payable and accrued liabilities	25,606	3,425
Total adjustments	45,334	26,182
Net cash provided by operating activities	104,380	89,369
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(12,506)	(16,993)
Investment in available for sale securities	(20,366)	—
Cash used in business acquisitions, net of cash received	1,434	—
Net cash used in investing activities	(31,438)	(16,993)
Cash Flows from Financing Activities:
Purchases of treasury stock	(114,996)	(3,506)
Payments of cash dividends	(20,915)	(18,907)
Payments on capital lease and financing obligations	(321)	(279)
Excess tax benefits from stock-based compensation	4,012	3,451
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	813	863
Proceeds from exercise of Class A common stock options	4,058	11,024
Borrowings under Credit Facility	50,000	—
Payment of notes payable under the Credit Facility	(3,125)	—
Net cash used in financing activities	(80,474)	(7,354)
Effect of foreign exchange rate changes on cash and cash equivalents	86	31
Net (decrease) increase in cash and cash equivalents	(7,446)	65,053
Cash and cash equivalents – beginning of period	55,876	168,453
Cash and cash equivalents – end of period	$48,430	$233,506
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,999	$5,999
Cash paid for interest	$751	$5

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

The Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (“BDNA”) of Barnes Group Inc. (“Barnes”) on April 22, 2013. The results of BDNA are included since the date of acquisition.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2014 fiscal year will be a 52-week accounting period that will end on August 30, 2014 and the 2013 fiscal year was a 52-week accounting period that ended on August 31, 2013.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Net income as reported	$59,046	$63,187
Less: Distributed net income available to participating securities	(132)	(117)
Less: Undistributed net income available to participating securities	(293)	(343)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$58,621	$62,727
Add: Undistributed net income allocated to participating securities	293	343
Less: Undistributed net income reallocated to participating securities	(292)	(342)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$58,622	$62,728

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 2. Net Income per Share  – (continued)

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Denominator:
Weighted average shares outstanding for basic net income per share	62,773	62,378
Effect of dilutive securities	305	323
Weighted average shares outstanding for diluted net income per share	63,078	62,701
Net income per share Two-class method:
Basic	$0.93	$1.01
Diluted	$0.93	$1.00

Antidilutive stock options of 399 were not included in the computation of diluted earnings per share for the thirteen week period ended November 30, 2013. There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen week period ended December 1, 2012.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). The stock-based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,455 and $1,439 for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 30, 2013 and December 1, 2012 were $526 and $523, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012
Expected life (in years)	3.9	3.8
Risk-free interest rate	0.93%	0.55%
Expected volatility	26.59%	32.86%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirteen weeks ended November 30, 2013 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2013	1,224	$58.30
Granted	399	81.76
Exercised	(83)	48.59
Canceled	—	—
Outstanding on November 30, 2013	1,540	$64.91	5.03	$20,338
Exercisable on November 30, 2013	655	$53.56	3.71	$15,248

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 3. Stock-Based Compensation  – (continued)

The weighted-average grant-date fair values of the stock options granted for the thirteen week periods ended November 30, 2013 and December 1, 2012 were $14.98 and $15.31, respectively. The unrecognized share-based compensation cost related to stock option expense at November 30, 2013 was $12,505 and will be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen week periods ended November 30, 2013 and December 1, 2012 were $2,378 and $8,223, respectively.

A summary of the non-vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirteen weeks ended November 30, 2013 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted share awards at August 31, 2013	505	$59.47
Granted	111	81.76
Vested	(131)	47.02
Canceled/Forfeited	(2)	66.41
Non-vested restricted share awards at November 30, 2013	483	$67.94

Stock-based compensation expense recognized for the restricted share awards was $2,238 and $2,285 for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at November 30, 2013 was $21,963 and will be recognized over a weighted average period of 2.5 years.

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the fiscal year ended November 30, 2013 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock unit awards at August 31, 2013	196	$55.32
Granted	1	78.76
Vested	—	—
Canceled/forfeited	—	—
Non-vested restricted stock unit awards at November 30, 2013	197	$55.49

Stock-based compensation expense recognized for the restricted stock units was $539 and $529 for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively. The unrecognized compensation cost related to the restricted stock units at November 30, 2013 was $3,456 and is expected to be recognized over a period of 2.0 years.

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

As of November 30, 2013 and August 31, 2013, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $6,435 and $2,529, respectively.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $22,366 and $2,000 at November 30, 2013 and August 31, 2013, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the thirteen week period ended November 30, 2013. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at November 30, 2013, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of November 30, 2013 and August 31, 2013 due to the short-term maturity of these items.

During the thirteen week periods ended November 30, 2013 and December 1, 2012, the Company had no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 5. Restructuring and Other Charges

As a result of the BDNA acquisition, the Company expects to incur restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. The aggregate liabilities included in “Accrued liabilities” in the consolidated balance sheet relating to the restructuring activities as of November 30, 2013 and activity for thirteen week period ended November 30, 2013 consisted of the following:

	Workforce Reductions	Facility Closings	Total
Accrued restructuring balance, August 31, 2013	$2,460	—	$2,460
Charged to operating expenses	2,134	502	2,636
Cash payments	(383)	(419)	(802)
Accrued restructuring balance, November 30, 2013	$4,211	$83	$4,294

Non-recurring integration costs and restructuring charges associated with the BDNA acquisition are estimated to be between approximately $10,000 and $15,000 throughout the remainder of fiscal year 2014.

Note 6. Debt and Capital Lease Obligations

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

Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the New Credit Facility at November 30, 2013 was 1.17%, which represents LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 6. Debt and Capital Lease Obligations  – (continued)

The New Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by certain of the Company’s subsidiaries.

The Company financed $370,000 of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The Company repaid $120,000 of the revolving loan facility during fiscal 2013. During the thirteen week period ended November 30, 2013, the Company borrowed $50,000 under the revolving loan facility. The $350,000 balance of the revolving loan facility is available for working capital purposes, if necessary.

As of November 30, 2013, there were $246,875 of borrowings outstanding under the term loan facility of the New Credit Facility and $50,000 outstanding under the revolving credit facility, of which $65,625 represents current maturities. As of August 31, 2013, there were $250,000 of borrowings outstanding under the term loan facility of the New Credit Facility and none outstanding under the revolving credit facility, of which $12,500 represents current maturities. At November 30, 2013, the Company was in compliance with the operating and financial covenants of the New Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 30, 2013 and August 31, 2013, the capital lease obligation was approximately $22,366 and $2,000, respectively. The non-cash financing activity related to the capital lease for the thirteen week period ended November 30, 2013 was $20,366.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. The Company did not enter into any capital leases or financing obligations for information technology equipment during the thirteen week period ended November 30, 2013. During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,854.

The amount due under all capital leases and financing arrangements at November 30, 2013 was approximately $25,084, of which $1,663 represents current maturities. The net book value of the property and equipment acquired under these capital leases and financing agreements at November 30, 2013 and August 31, 2013 was approximately $25,265 and $7,594, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 7. Shareholders’ Equity

The Company paid cash dividends of $20,915 for the thirteen weeks ended November 30, 2013. For the thirteen weeks ended December 1, 2012, the Company paid cash dividends of $18,907. On December 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.33 per share payable on January 28, 2014 to shareholders of record at the close of business on January 14, 2014. The dividend will result in a payout of approximately $20,505, based on the number of shares outstanding at January 2, 2014.

The Board of Directors established the MSC Stock Repurchase Plan (the “Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen week period ending November 30, 2013, the Company repurchased 1,498 shares of its Class A common stock for $114,996, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 45 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of November 30, 2013, the maximum number of shares that may yet be repurchased under the Plan was 2,931 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 30, 2013 and December 1, 2012 was minimal.

Note 9. Income Taxes

During the thirteen week periods ended November 30, 2013 and December 1, 2012, there were no material changes in unrecognized tax benefits.

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

Note 11. Recently Issued Accounting Standards

Recognizing assets and liabilities arising from lease contracts on the balance sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company). The Company is currently assessing the impact

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)

Note 11. Recently Issued Accounting Standards – (continued)

that the adoption of the guidance will have on its financial position, results of operations and cash flows. As of November 30, 2013, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout North America. Our goal is to become the preferred supplier of MRO supplies for businesses throughout North America. We continue to implement our strategies to gain market share against other suppliers and generate new customers, increase sales to existing customers and diversify our customer base.

We offer approximately 725,000 stock-keeping units (“SKUs”), excluding BDNA, through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from 14 customer fulfillment centers and 104 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Excluding BDNA, we offer a nationwide cutoff time of 8:00 PM Eastern Time on qualifying orders for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

Net sales increased 17.5%, or approximately $101.0 million for the thirteen week period ended November 30, 2013 compared to the same period in the prior fiscal year. As discussed below, during the fiscal third quarter of 2013, we acquired substantially all of the assets and assumed certain liabilities of BDNA. BDNA contributed $72.4 million of net sales for the thirteen week period ended November 30, 2013. Our financial results for the thirteen week periods ended November 30, 2013 and December 1, 2012 reflect execution of our growth strategies, including acquisitions, to increase revenues. We have also invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity and infrastructure investments. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Key manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, evidenced an expanding manufacturing sector environment throughout most of fiscal year 2013 and the trend has continued through our fiscal first quarter of 2014, with the most recent ISM index in December 2013 of 57.0%. During this time, we experienced a divergence between the ISM index and the core metalworking manufacturing sector that is more reflective of our business environment. In particular, metalworking related indices continued contracting during fiscal year 2013. This rate of contraction slowed during our fourth quarter of fiscal 2013 and this trend has continued through the first quarter of fiscal 2014. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 46.4% for the thirteen week period ended November 30, 2013, as compared to 45.9% for the same period in the prior fiscal year. The increase in gross margin was primarily driven by higher gross margins from BDNA, partially offset by increases in product costs, changes in customer and product mix and lower gross margins from our vending programs.

Operating expenses increased 34.0% or $55.4 million for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year, as a result of the acquired BDNA operations as well as non-recurring integration costs associated with the acquisition. BDNA’s operating expenses accounted for approximately $35.7 million of total operating expenses for the thirteen week period ended November 30, 2013. We incurred operating expenses of approximately $3.8 million for the thirteen week period ended

November 30, 2013 related to non-recurring integration costs. Excluding BDNA, operating expenses increased as a result of increased payroll and payroll related costs, costs associated with our investment programs, and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina. For the thirteen week periods ended November 30, 2013 and December 1, 2012, our operating margins were 14.3% and 17.7%, respectively.

We expect operating costs to continue to increase throughout fiscal year 2014 as compared to fiscal year 2013 due to increased expenses related to inclusion of a full year of BDNA operations, non-recurring integration costs and restructuring charges, increased compensation expenses and fringe benefits costs, and increased costs associated with executing on our vending and other investment programs. In addition, we expect increased costs associated with our co-located headquarters in Davidson, North Carolina and we also expect to incur operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the first quarter of fiscal 2014, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index was 57.0% for the month of December 2013 and averaged 53.9% for the past twelve months. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are growing, while inventories are contracting from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Moreover, as discussed above, we have experienced continued contraction in our core metalworking manufacturing sector. Continued concerns relating to macroeconomic factors may continue to influence our customers to be more cautious in their purchases of MSC’s products. In particular, growth in sales to governmental agencies continues to be constrained by the government spending environment. Sales to our government accounts represented approximately 8% of our total sales during the thirteen week period ended November 30, 2013 compared to 9% for the thirteen week period ended December 1, 2012.

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

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of BDNA, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes. In connection with the acquisition, the total cash consideration we paid to Barnes was $547.3 million which is net of a post-closing working capital adjustment in the amount of $1.4 million that we received in September 2013. The acquisition was funded in part with borrowings under our new unsecured credit facility, which was closed simultaneously with the acquisition, and the remainder was funded from available cash reserves. BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, we add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, we will have the opportunity to bring our MRO offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to our customers. As a result of the BDNA acquisition, we incurred non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. Integration costs and restructuring charges are estimated to be between approximately $10.0 million and $15.0 million throughout the remainder of fiscal year 2014.

Results of Operations

Net Sales

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Net Sales	$678,510	$577,491	17.5%

Net sales increased 17.5%, or approximately $101.0 million, for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year. We estimate that this $101.0 million increase in net sales is comprised of $72.4 million from the BDNA operations, which we acquired in April 2013, approximately $27.6 million is volume related and approximately $1.0 million is from improved price realization, which includes the effects of price increases, discounting, changes in sales and product mix, and other items. Of the above $101.0 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $11.9 million and there was an increase in our remaining business of approximately $89.1 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change — Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2014 vs. 2013	17.5%
2013 vs. 2012	5.8%

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

Average Daily Sales Percentage Change — Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2014 vs. 2013	5.1%
2013 vs. 2012	6.2%

Average Daily Sales Percentage Change — Non-Manufacturing Customers
(unaudited and excluding BDNA)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q1
2014 vs. 2013	3.9%
2013 vs. 2012	4.9%

Exclusive of BDNA operations and customers in the U.K, average order size increased to approximately $405 for the first quarter of fiscal 2014 as compared to $402 in the first quarter of fiscal 2013. We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, includes sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, but excluding BDNA, were $279.0 million for the first quarter of fiscal 2014, representing 46.0% of consolidated net sales, compared to $246.9 million for the first quarter of fiscal 2013, representing 42.8% of consolidated net sales.

We grew our field sales associate headcount to 1,818 at November 30, 2013, an increase of approximately 66.3% from field sales associates of 1,093 at December 1, 2012. Included in the sales force numbers at November 30, 2013 are 687 field sales associates related to BDNA sales force. We plan to continue to increase our field sales associate headcount through the end of fiscal 2014. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In fiscal 2014, in the MSC catalog distributed in September 2013, we added approximately 18,000 new SKUs and removed approximately 12,250 SKUs. Approximately 22% of the new SKUs are MSC private brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Our objective is to continuously and significantly increase the number of SKUs available to our customers through our eCommerce, telesales and catalog channels. We executed on our SKU expansion plan during the first quarter of fiscal 2014 by introducing approximately 40,000 new SKUs to the market through our eCommerce channels, bringing our total active, saleable SKU count to approximately 1,065,000 and our total SKUs available for order via the web to approximately 725,000, excluding BDNA. We expect this SKU expansion plan through our eCommerce channels to continue throughout fiscal 2014.

Gross Profit

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Gross Profit	$314,855	$265,089	18.8%
Gross Profit Margin	46.4%	45.9%

Gross profit margin increased for the thirteen week period ended November 30, 2013 primarily as a result of higher gross margins from BDNA. This was partially offset by increases in product costs, changes in customer and product mix and lower gross margins from our vending programs.

Operating Expenses

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Operating Expenses	$218,105	$162,737	34.0%
Percentage of Net Sales	32.1%	28.2%

The increase in operating expenses as a percentage of net sales for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring integration costs associated with the acquisition.

The increase in operating expenses in dollars for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring integration costs associated with the acquisition. BDNA’s operating expenses accounted for approximately $35.7 million of total operating expenses for the thirteen week period ended November 30, 2013. Approximately $3.8 million of expenses related to non-recurring integration costs associated with the BDNA acquisition were also included in operating expenses for the thirteen week period ended November 30, 2013. Excluding BDNA, operating expenses increased primarily due to increased incentive compensation, an increase in payroll and payroll related costs, increased costs associated with our vending program, increased advertising expense and approximately $2.0 million of non-recurring relocation costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina.

Payroll and payroll related costs represented approximately 54.1% of total operating expenses for the thirteen week period ended November 30, 2013, as compared to approximately 54.5% for the same period in the prior fiscal year. Included in these costs are salary, incentive compensation, and sales commission. These costs increased for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year, primarily due to increased costs associated with the acquired BDNA operations, increased incentive compensation as the fiscal 2014 bonus payout is expected to be at higher levels than fiscal 2013, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen week period ended November 30, 2013 as compared to the same period in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

We experienced an increase in the medical costs of our self-insured group health plan for the thirteen week period ended November 30, 2013 compared to the same period in the prior fiscal year. There was an increase in the number of participants in the plan as a result of the BDNA acquisition, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 27.9% for the thirteen week period ended November 30, 2013 compared to the same period in the prior fiscal year. Also, the average cost per claim increased by 21.8% for the thirteen week period ended November 30, 2013 as compared to the same period in the prior fiscal year.

Freight expense was approximately $28.5 million and $24.5 million, for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively. The primary driver of this increase was increased sales.

Income from Operations

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Income from Operations	96,750	$102,352	(5.5)%
Percentage of Net Sales	14.3%	17.7%

The decrease in income from operations for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year, was primarily attributable to the increase in operating expenses, offset in part by increases in in net sales and gross profit described above. Income from operations as a percentage of net sales also decreased for the thirteen week period ended November 30, 2013, as compared to the same period in the prior fiscal year due to those same factors.

Provision for Income Taxes

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Provision for Income Taxes	$36,650	$39,140	(6.4)%
Effective Tax Rate	38.30%	38.25%

The effective tax rate for the thirteen week period ended November 30, 2013 was 38.30% compared to 38.25% for the comparable period in the prior fiscal year.

Net Income

	Thirteen Weeks Ended
	November 30, 2013	December 1, 2012	Percentage Change
	(Dollars in thousands)
Net Income	$59,046	$63,187	(6.6)%
Diluted Earnings Per Share	$0.93	$1.00	(7.0)%

The factors which affected net income for the thirteen week period ended November 30, 2013, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of November 30, 2013, we held $48.4 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At November 30, 2013, total borrowings outstanding, representing amounts due under the credit facility (discussed below) and all capital leases and financing arrangements, were approximately $322.0 million. At August 31, 2013, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $255.8 million.

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

Borrowings under the New Credit Facility bear interest, at our option, either, at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on our consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods.

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

The New Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the New Credit Facility.

We financed $370.0 million of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. During fiscal 2013, we repaid the remaining outstanding balance of $120.0 million on the revolving loan facility. During the thirteen week period ended November 30, 2013, the Company borrowed $50.0 million under the revolving loan facility of which $10.0 million was repaid in December 2013. As of November 30, 2013, there were $246.9 million of borrowings outstanding under the term loan facility of the New Credit Facility and $50.0 million outstanding under the revolving credit facility, of which $65.6 million represents current maturities. As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the New Credit Facility, of which $12.5 million represents current maturities. At November 30, 2013, we were in compliance with the operating and financial covenants of the New Credit Facility. The $350.0 million balance of the revolving loan facility is available for working capital purposes, if necessary.

Net cash provided by operating activities for the thirteen week periods ended November 30, 2013 and December 1, 2012 was $104.4 million and $89.4 million, respectively. There are various increases and decreases contributing to this change. An increase in accounts payable and accrued liabilities and a decrease in inventories and prepaid expenses and other current assets contributed to the majority of the increase in net cash provided by operating activities. This change was offset in part by an increase in accounts receivables.

Working capital was $591.7 million at November 30, 2013, compared to $801.6 million at December 1, 2012. At these dates, the ratio of current assets to current liabilities was 3.0 and 5.6, respectively. The decrease in working capital and the current ratio is primarily related to cash used in connection with the acquisition of BDNA and borrowings under the New Credit Facility in connection with the acquisition.

Net cash used in investing activities for the thirteen week periods ended November 30, 2013 and December 1, 2012 was $31.4 million and $17.0 million, respectively. The increase of approximately $14.4 million in net cash used in investing activities resulted from investments in available for sale securities relating to capital expenditures to construct and outfit our new customer fulfillment center in Columbus, Ohio.

Net cash used in financing activities for the thirteen week periods ended November 30, 2013 and December 1, 2012 was $80.5 million and $7.4 million, respectively. The major components contributing to the use of cash for the thirteen week period ended November 30, 2013 were the repurchase of shares of Class A common stock of $115.0 million and cash dividends paid of $20.9 million, partially offset by borrowings under the Credit Facility in the amount of $50.0 million. The major components contributing to the use of cash for the thirteen week period ended December 1, 2012 were the cash dividends paid of $18.9 million and the repurchase of shares of Class A common stock of $3.5 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $11.0 million. Net cash used in financing activities increased for the thirteen week period ended November 30, 2013 compared to the same period in the prior fiscal year primarily as a result of the increase in repurchases of shares of Class A common stock.

We paid cash dividends of $20.9 million during the thirteen week period ended November 30, 2013 to shareholders of record, which consisted of the regular quarterly cash dividends of $0.33 per share. On December 18, 2013, the Board of Directors declared a dividend of $0.33 per share payable on January 28, 2013 to shareholders of record at the close of business on January 14, 2014. This dividend will result in a payout of approximately $20.5 million.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in our first quarter of fiscal 2014, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, in fiscal 2014, we repurchased approximately 1.5 million shares of our Class A common stock for approximately $115.0 million and returned $20.9 million to shareholders in the form of cash dividends.

In connection with the construction of our co-located corporate headquarters in Davidson, North Carolina, completed in fiscal 2013, we spent approximately $31.9 million and $4.2 million in fiscal years 2013 and 2012, respectively, in capital expenditures, which included the purchase of the land and costs to construct and outfit the facility in Davidson. In addition, we incurred approximately $2.0 million for the thirteen week period ended November 30, 2013 and $4.3 million in fiscal 2013 in non-recurring relocation costs associated with the establishment of our new co-located headquarters.

In connection with the construction of our new customer fulfillment center in Columbus, Ohio, we expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, of which we spent approximately $19.0 million for the thirteen week period ended November 30, 2013 and $6.4 million in fiscal 2013. We expect to complete construction and begin operation in late 2014.

In connection with the BDNA acquisition, we incurred approximately $3.8 million for the thirteen week period ended November 30, 2013 in non-recurring integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. For the 2013 fiscal year, these costs amounted to $11.6 million. We expect to incur approximately $10.0 million to $15.0 million in non-recurring integration costs and restructuring charges throughout the remainder of fiscal 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of November 30, 2013. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under operating leases to the Affiliate for the first thirteen weeks of fiscal 2014 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 30, 2013, the capital lease obligation was approximately $22.4 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $5.6 million, of which $1.7 million remains outstanding at November 30, 2013. Refer to Note 6 to our condensed consolidated financial statements.

Operating Leases

As of November 30, 2013, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes, insurance and other operating costs) is through 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2018.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Recently Issued Accounting Standards

See Note 11 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 31, 2013. Please refer to the 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a complete discussion of our exposures to market risks.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended November 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
09/01/13 – 10/01/13	123	$78.97	—	4,383,970
10/2/13 – 11/1/13	211,502	77.55	—	4,217,464
11/2/13 – 11/30/13	1,286,314	76.61	—	2,931,173
Total	1,497,939	$76.74	—

(1)	During the thirteen weeks ended November 30, 2013, 45,142 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.
(2)	Activity is reported on a trade date basis and includes commission paid.
(3)	During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of November 30, 2013, the maximum number of shares that may yet be repurchased under the Plan was 2,931,173 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc.
(Registrant)

Dated: January 9, 2014	By: /s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 9, 2014	By: /s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.