Form 10-Q
period 2014-03-01
MSC INDUSTRIAL DIRECT CO INC
filed 2014-04-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 4,  2014,  48,606,411 shares of Class A common stock and 13,715,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•the Company’s ability to timely and efficiently integrate its recently acquired business of Barnes Distribution North America (“BDNA”) and realize the anticipated synergies from the transaction;

•risk of delays in opening or expanding our customer fulfillment centers or customer service centers;

•current economic, political, and social conditions;

•general economic conditions in the markets in which the Company operates;

•changing customer and product mixes;

•competition;

•industry consolidation and other changes in the industrial distribution sector;

•volatility in commodity and energy prices;

•the outcome of potential government or regulatory proceedings or future litigation;

•credit risk of our customers;

•risk of cancellation or rescheduling of customer orders;

•work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;

•risk of loss of key suppliers, key brands or supply chain disruptions;

•dependence on our information systems;

•retention of key personnel;

•failure to comply with applicable environmental, health and safety laws and regulations;

•goodwill and intangible assets recorded as a result of our acquisitions could be impaired;

•disclosing our use of “conflict minerals” in certain of the products we distribute could raise reputational and other risks; and

•the Company’s ability to enhance its information technology systems without disruption to our business operations.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 1,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,323	$55,876
Accounts receivable, net of allowance for doubtful accounts of $9,071 and $7,523, respectively	365,074	345,366
Inventories	393,558	419,012
Prepaid expenses and other current assets	38,503	35,464
Deferred income taxes	37,771	37,771
Total current assets	880,229	893,489
Property, plant and equipment, net	280,027	251,536
Goodwill	628,606	630,318
Identifiable intangibles, net	146,305	155,324
Other assets	34,666	12,336
Total assets	$1,969,833	$1,943,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$40,000	$—
Current maturities of long-term debt	20,321	14,184
Accounts payable	108,432	113,636
Accrued liabilities	84,057	85,759
Total current liabilities	252,810	213,579
Long-term debt, net of current maturities	251,669	241,566
Deferred income taxes and tax uncertainties	97,475	97,475
Total liabilities	601,954	552,620
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,424,216 and 54,634,259 shares issued, respectively	55	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,715,747 and 14,140,747 shares issued and outstanding, respectively	14	14
Additional paid-in capital	555,497	528,770
Retained earnings	1,199,866	1,132,868
Accumulated other comprehensive loss	(6,261)	(4,427)
Class A treasury stock, at cost, 6,816,366 and 5,340,587 shares, respectively	(381,292)	(266,897)
Total shareholders’ equity	1,367,879	1,390,383
Total liabilities and shareholders’ equity	$1,969,833	$1,943,003

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
Net sales	$661,513	$569,462	$1,340,023	$1,146,953
Cost of goods sold	354,692	313,093	718,347	625,495
Gross profit	306,821	256,369	621,676	521,458
Operating expenses	225,099	165,793	443,204	328,530
Income from operations	81,722	90,576	178,472	192,928
Other (expense) income:
Interest expense	(967)	(73)	(1,814)	(125)
Interest income	4	39	9	82
Other (expense) income, net	(266)	87	(478)	71
Total other (expense) income	(1,229)	53	(2,283)	28
Income before provision for income taxes	80,493	90,629	176,189	192,956
Provision for income taxes	30,981	34,550	67,631	73,690
Net income	$49,512	$56,079	$108,558	$119,266
Per share information:
Net income per common share:
Basic	$0.80	$0.89	$1.73	$1.89
Diluted	$0.79	$0.88	$1.72	$1.88
Weighted average shares used in computing net income per common share:
Basic	61,743	62,699	62,258	62,538
Diluted	62,050	63,008	62,564	62,854
Cash dividend declared per common share	$0.33	$0.30	$0.66	$0.60

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
Net income, as reported	$49,512	$56,079	$108,558	$119,266
Foreign currency translation adjustments	(2,457)	(1,046)	(1,834)	(777)
Comprehensive income	$47,055	$55,033	$106,724	$118,489

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Twenty-Six Weeks Ended March 1, 2014

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exchange of Class B common stock for Class A common stock	425	—	(425)	—	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,197	255	—	—	—	16,381	—	—	—	—	16,381
Common stock issued under associate stock purchase plan	—	—	—	—	949	—	—	(28)	1,040	1,989
Issuance of restricted common stock, net of cancellations	110	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,267	—	—	—	—	9,267
Purchase of treasury stock	—	—	—	—	—	—	—	1,503	(115,435)	(115,435)
Cash dividends paid on Class A common stock	—	—	—	—	—	(32,172)	—	—	—	(32,172)
Cash dividends paid on Class B common stock	—	—	—	—	—	(9,258)	—	—	—	(9,258)
Issuance of dividend equivalent units	—	—	—	—	130	(130)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(1,834)	—	—	(1,834)
Net income	—	—	—	—	—	108,558	—	—	—	108,558
Balance at March 1, 2014	55,424	$55	13,716	$14	$555,497	$1,199,866	$(6,261)	6,816	$(381,292)	$1,367,879

See accompanying notes to condensed consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	March 1,	March 2,
	2014	2013
Cash Flows from Operating Activities:
Net income	$108,558	$119,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,059	21,069
Stock-based compensation	9,267	8,104
Loss on disposal of property, plant, and equipment	1,087	645
Provision for doubtful accounts	2,538	1,591
Excess tax benefits from stock-based compensation	(4,143)	(4,735)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(21,669)	(9,573)
Inventories	25,875	28,246
Prepaid expenses and other current assets	(4,414)	(9,494)
Other assets	865	2,390
Accounts payable and accrued liabilities	1,460	(22,482)
Total adjustments	42,925	15,761
Net cash provided by operating activities	151,483	135,027
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(33,925)	(40,306)
Investment in available for sale securities	(24,024)	—
Cash used in business acquisitions, net of cash received	1,434	—
Net cash used in investing activities	(56,515)	(40,306)
Cash Flows from Financing Activities:
Purchases of treasury stock	(115,435)	(3,629)
Payments of cash dividends	(41,430)	(37,855)
Payments on capital lease and financing obligations	(1,077)	(610)
Excess tax benefits from stock-based compensation	4,143	4,735
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,989	2,094
Proceeds from exercise of Class A common stock options	12,184	15,901
Borrowings under financing obligations	254	257
Borrowings under Credit Facility	50,000	—
Payment of notes payable and revolving credit note under the Credit Facility	(16,250)	—
Net cash used in financing activities	(105,622)	(19,107)
Effect of foreign exchange rate changes on cash and cash equivalents	101	(118)
Net (decrease) increase in cash and cash equivalents	(10,553)	75,496
Cash and cash equivalents—beginning of period	55,876	168,453
Cash and cash equivalents—end of period	$45,323	$243,949
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$67,062	$77,552
Cash paid for interest	$1,613	$31

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week and twenty-six week periods ended March 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2014 fiscal year will be a 52-week accounting period that will end on August 30, 2014 and the 2013 fiscal year was a 52-week accounting period that ended on August 31, 2013.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards Codification™ ("ASC") Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013

Net income as reported	$49,512	$56,079	$108,558	$119,266
Less: Distributed net income available to participating securities	(116)	(123)	(248)	(240)
Less: Undistributed net income available to participating securities	(221)	(300)	(514)	(644)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$49,175	$55,656	$107,796	$118,382
Add: Undistributed net income allocated to participating securities	221	300	514	644
Less: Undistributed net income reallocated to participating securities	(220)	(299)	(512)	(641)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$49,176	$55,657	$107,798	$118,385

Denominator:
Weighted average shares outstanding for basic net income per share	61,743	62,699	62,258	62,538
Effect of dilutive securities	307	309	306	316
Weighted average shares outstanding for diluted net income per share	62,050	63,008	62,564	62,854

Net income per share Two-class method:
Basic	$0.80	$0.89	$1.73	$1.89
Diluted	$0.79	$0.88	$1.72	$1.88

There were no  antidilutive stock options included in the computation of diluted earnings per share for the thirteen week period ended March 1, 2014. Antidilutive stock options of 392 were not included in the computation of diluted earnings per share for the twenty-six week period ended March 1, 2014. There were no  antidilutive stock options included in the computation of diluted earnings per share for the thirteen and twenty-six week periods ended March 2, 2013.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718").  The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,741 and $1,329 for the thirteen week periods ended March 1, 2014 and March 2, 2013, respectively, and $3,196 and $2,768 for the twenty-six week periods ended March 1, 2014 and March 2, 2013, respectively.  Tax benefits related to these expenses for the thirteen week periods ended March 1, 2014 and March 2, 2013 were $637 and $480, respectively, and for the twenty-six week periods ended March 1, 2014 and March 2, 2013 were $1,163 and $1,004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 1,	March 2,
	2014	2013
Expected life (in years)	3.9	3.8
Risk-free interest rate	0.93%	0.55%
Expected volatility	26.59%	32.86%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the twenty-six weeks ended March 1, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2013	1,224	$58.30
Granted	399	81.76
Exercised	(255)	47.85
Canceled	(17)	72.46
Outstanding on March 1, 2014	1,351	$67.02	5.29	$15,204
Exercisable on March 1, 2014	486	$55.77	3.99	$10,242

The weighted‑average grant-date fair values of the stock options granted for the twenty-six week periods ended March 1, 2014 and March 2, 2013 were $14.98 and $15.33, respectively.  The unrecognized share‑based compensation cost related to stock option expense at March 1, 2014 was $10,557 and will be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six week periods ended March 1, 2014 and March 2, 2013 were $9,113 and $12,356, respectively.

A  summary of the non‑vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the twenty-six weeks ended March 1, 2014 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 31, 2013	505	$59.47
Granted	121	82.20
Vested	(147)	51.18
Canceled/Forfeited	(11)	67.54
Non-vested restricted share awards at March 1, 2014	468	$68.33

Stock‑based compensation expense recognized for the restricted share awards was $2,753 and $1,992 for the thirteen week periods ended March 1, 2014 and March 2, 2013, respectively, and $4,990 and $4,277 for the twenty-six week periods ended March 1, 2014 and March 2, 2013, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at March 1, 2014 was $20,027 and will be recognized over a weighted average period of 2.4 years.

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the twenty-six weeks ended March 1, 2014 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 31, 2013	196	$55.32
Granted	2	80.82
Vested	—	—
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at March 1, 2014	198	$55.60

Stock‑based compensation expense recognized for the restricted stock units was $542 and $529 for the thirteen week periods ended March 1, 2014 and March 2, 2013, respectively, and $1,081 and $1,059 for the twenty-six week periods ended March 1, 2014 and March 2, 2013, respectively.  The unrecognized compensation cost related to the restricted stock units at March 1, 2014 was $2,917 and is expected to be recognized over a period of 1.9 years.

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

As of March 1, 2014 and August 31, 2013, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $6,436 and $2,529, respectively.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $26,024 and $2,000 at March 1, 2014 and August 31, 2013, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the twenty-six week period ended March 1, 2014. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at March 1, 2014, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of March 1, 2014 and August 31, 2013 due to the short-term maturity of these items.

During the twenty-six weeks ended March 1, 2014 and March 2, 2013, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5.  Restructuring and Other Charges

As a result of the BDNA acquisition, the Company has and will incur restructuring charges associated with associate severance costs, stay bonuses, and the impairment of long-lived assets due to the closure of facilities. The aggregate liabilities included in “Accrued liabilities” in the consolidated balance sheet relating to the restructuring activities as of March 1, 2014 and activity for the twenty-six week period ended March 1, 2014 consisted of the following:

	Workforce Reductions	Facility Closings	Total
Accrued restructuring balance, August 31, 2013	$2,460	$—	$2,460
Charged to operating expenses	3,859	2,030	5,889
Cash payments	(1,473)	(1,113)	(2,586)
Accrued restructuring balance, March 1, 2014	$4,846	$917	$5,763

Non-recurring integration costs and restructuring charges associated with the BDNA acquisition are estimated to be between approximately $5,000 and $7,000 throughout the remainder of fiscal year 2014.

Note 6. Debt and Capital Lease Obligations

Credit Facility

On April 22, 2013, in connection with the acquisition of BDNA, the Company entered into a new $650,000 Credit Facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000. The Credit Facility replaced the Company’s previous $200,000 Credit Facility, dated June 8, 2011.

The Credit Facility also permits the Company, at its request, and upon the satisfaction of certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $200,000. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at March 1, 2014 was 1.16%, which represents LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

The Company financed $370,000 of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The Company repaid $120,000 of the revolving loan facility during fiscal 2013. During the twenty-six week period ended March 1, 2014, the Company borrowed $50,000 under the revolving loan facility and repaid $10,000 of the revolving loan facility.

As of March 1, 2014, there were $243,750 and $40,000 of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of the Credit Facility, of which $58,750 represents current maturities. As of August 31, 2013, there were $250,000 of borrowings outstanding under the term loan facility of the Credit Facility, of which $12,500 represents current maturities, and no borrowings outstanding under the revolving credit facility. At March 1, 2014, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Finance Authority which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At March 1, 2014 and August 31, 2013, the capital lease obligation was approximately $26,024 and $2,000, respectively. The non-cash financing activity related to the capital lease for the twenty-six week period ended March 1, 2014 was $24,024.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six week period ended March 1, 2014, the Company entered into a financing obligation for certain information technology equipment totaling $254. During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,854.

The amount due under all capital leases and financing arrangements at March 1, 2014 was approximately $28,240, of which $1,571 represents current maturities and at August 31, 2013 was approximately $5,750, of which $1,684 represents current maturities.  The net book value of the property and equipment acquired under these capital leases and financing agreements at March 1, 2014 and August 31, 2013 was approximately $29,190 and $6,734, respectively.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $41,430 for the twenty-six weeks ended March 1, 2014. For the twenty-six weeks ended March 2, 2013, the Company paid cash dividends of $37,855.  On April 4, 2014, the Board of Directors declared a quarterly cash dividend of $0.33 per share payable on April 22, 2014 to shareholders of record at the close of business on April 15, 2014. The dividend will result in a payout of approximately $20,566, based on the number of shares outstanding at April 4, 2014.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the twenty-six week period ending March 1, 2014, the Company repurchased 1,503 shares of its Class A common stock for $115,435, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 50 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of March 1, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,931 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended March 1, 2014 and March 2, 2013 was minimal.

Note 9. Income Taxes

During the thirteen and twenty-six week periods ended March 1, 2014, there were no material changes in unrecognized tax benefits.

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

Note 11. Recently Issued Accounting Standards

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal year 2018 for the Company). The Company is currently assessing the impact that the adoption of the guidance will have on its financial position, results of operations and cash flows. As of March 1, 2014, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

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

We offer approximately 760,000 stock-keeping units (“SKUs”), excluding BDNA, through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from 11 customer fulfillment centers and 103 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Excluding BDNA, we offer a nationwide cutoff time of 8:00 PM Eastern Time on qualifying orders for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

Net sales increased by 16.2% and 16.8% for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same periods in the prior fiscal year.  As discussed below, during the fiscal third quarter of 2013, we acquired substantially all of the assets and assumed certain liabilities of BDNA. BDNA contributed $69.8 million and $142.1 million of net sales for the thirteen and twenty-six week periods ended March 1, 2014, respectively. Our financial results for the thirteen and twenty-six week periods ended March 1, 2014 and March 2, 2013 reflect execution of our growth strategies, including acquisitions, to increase revenues. We have also invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity and infrastructure investments. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Key manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, evidenced an expanding manufacturing sector environment throughout most of fiscal year 2013 and the trend has continued through our second fiscal quarter of 2014, with the most recent ISM index in March 2014 of 53.7%. Until the second quarter of fiscal 2014, we experienced a divergence between the ISM index and the core metalworking manufacturing sector that is more reflective of our business environment. Metalworking related indices contracted during fiscal year 2013. This rate of contraction slowed during our fourth quarter of fiscal 2013 and these indices have begun to experience moderate growth through our second quarter of fiscal 2014. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 46.4% for the thirteen and twenty-six week periods ended March 1, 2014, as compared to 45.0% and 45.5% for the same periods in the prior fiscal year. The increase in gross margin was primarily driven by higher gross margins from BDNA, partially offset by increases in product costs, changes in customer and product mix and lower gross margins from our vending programs.

Operating expenses increased 35.8% and 34.9% for the thirteen and twenty-six week periods ended March 1, 2014 as compared to the same periods in the prior fiscal year, as a result of the acquired BDNA operations as well as non-recurring integration costs and restructuring charges associated with the acquisition. BDNA’s operating expenses accounted for approximately $35.7 million and $71.1 million of total operating expenses for the thirteen and twenty-six week periods ended March 1, 2014. We incurred operating expenses of approximately $4.6 million and $8.4 million for the thirteen and twenty-six week periods ended March 1, 2014, respectively, related to non-recurring integration costs and restructuring charges. Excluding BDNA, operating expenses increased as a result of increased payroll and payroll related costs, costs associated with our investment programs, costs related to the establishment of our new co-located headquarters in Davidson, North Carolina and approximately $3.0 million of executive separation costs. For the thirteen and twenty-six week periods ended March 1, 2014, our operating margin was 12.4% and 13.3%, respectively, as compared to 15.9% and 16.8% for the same periods in the prior fiscal year.

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

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the first two quarters of fiscal 2014, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index was 53.7% for the month of March 2014 and averaged 54.0% for the past twelve months. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, inventories and employment are growing, while supplier deliveries have slowed from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Continued concerns relating to macroeconomic factors may continue to influence our customers to be more cautious in their purchases of MSC’s products. Sales to our government accounts represented approximately 7% of our total sales during the twenty-six week period ended March 1, 2014 compared to 9% for the twenty-six week period ended March 2, 2013.

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

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of BDNA, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes Group Inc. In connection with the acquisition, the total cash consideration we paid to Barnes was $547.3 million which is net of a post-closing working capital adjustment in the amount of $1.4 million that we received in September 2013. The acquisition was funded in part with borrowings under our new unsecured Credit Facility, which was closed simultaneously with the acquisition, and the remainder was funded from available cash reserves. BDNA is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. BDNA has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. BDNA specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory. With this acquisition, we add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, we will have the opportunity to bring our MRO offering to BDNA’s customers, and BDNA’s Class C offering and VMI system to our customers. As a result of the BDNA acquisition, we incurred non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. Integration costs and restructuring charges are estimated to be between approximately $5.0 million and $7.0 million throughout the remainder of fiscal year 2014.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)
Net Sales	$661,513	$569,462	16.2%	$1,340,023	$1,146,953	16.8%

Net sales increased 16.2%, or approximately $92.1 million, for the thirteen week period ended March 1, 2014, as compared to the same period in the prior fiscal year.  We estimate that this $92.1 million increase in net sales is comprised of $69.8 million from the BDNA operations, which we acquired in April 2013, and that approximately $17.6 million of the increase is volume related and approximately $4.7 million is from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. Of the above $92.1 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $14.0 million and there was an increase in our remaining business of approximately $78.1 million.

Net sales increased 16.8%, or approximately $193.1 million, for the twenty-six week period ended March 1, 2014, as compared to the same period in the prior fiscal year.  We estimate that this $193.1 million increase in net sales is comprised of $142.1 million from the BDNA operations, which we acquired in April 2013, and that approximately $45.2 million of the increase is volume related and approximately $5.8 million is from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. Of the above $193.1 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $26.8 million and there was an increase in our remaining business of approximately $166.3 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change – Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD

2014 vs. 2013	16.2%	17.5%	16.8%
2013 vs. 2012	1.2%	5.8%	3.5%

Excluding BDNA and U.K. operations, the trends noted above can be further analyzed by customer type.  Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business.  BDNA operations are excluded from the tables below until we have annual comparative information. The table below shows the pattern to the change in our fiscal quarterly average daily sales by customer type from the same periods in the prior fiscal year.

Average Daily Sales Percentage Change – Manufacturing Customers
(unaudited and excluding BDNA and U.K. operations)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD

2014 vs. 2013	3.9%	5.1%	4.5%
2013 vs. 2012	1.3%	6.2%	3.7%

Average Daily Sales Percentage Change – Non-Manufacturing Customers
(unaudited and excluding BDNA and U.K. operations)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD

2014 vs. 2013	3.1%	3.9%	3.5%
2013 vs. 2012	0.4%	4.9%	2.7%

Exclusive of BDNA operations and customers in the U.K., average order size increased to approximately $406 for the second quarter of fiscal 2014 as compared to $398 in the second quarter of fiscal 2013.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, include sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, but excluding BDNA, were $560.8 million for the twenty-six week period ended March 1, 2014, representing 46.8% of consolidated net sales, compared to $494.7 million for the same period in the prior fiscal year, representing 43.1% of consolidated net sales.

We grew our field sales associate headcount to 1,163 at March 1, 2014, an increase of approximately 5.4% from field sales associates of 1,103 at March 2, 2013. Excluded from the sales force numbers at March 1, 2014 are 692 field sales associates related to the BDNA sales force. We plan to continue to increase our field sales associate headcount through the end of fiscal 2014. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In fiscal 2014, in the MSC catalog distributed in September 2013, we added approximately 18,000 new SKUs and removed approximately 12,250 SKUs. Approximately 22% of the new SKUs are MSC private brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Our objective is to continuously and significantly increase the number of SKUs available to our customers through our eCommerce, telesales and catalog channels. We executed on our SKU expansion plan during the first two quarters of fiscal 2014 by introducing approximately 95,000 new SKUs to our ordering database, bringing our total active, saleable SKU count to approximately 1,120,000, excluding BDNA. In addition, we increased the number of new SKUs available on www.mscdirect.com by approximately 75,000, bringing our total SKUs available for order via the web to approximately 760,000, excluding BDNA. We expect this SKU expansion plan through our eCommerce channels to continue throughout fiscal 2014.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Gross Profit	$306,821	$256,369	19.7%	$621,676	$521,458	19.2%
Gross Profit Margin	46.4%	45.0%		46.4%	45.5%

Gross profit margin for the thirteen and twenty-six week periods ended March 1, 2014 increased from the comparable periods in the prior fiscal year primarily as a result of higher gross margins from BDNA. This was partially offset by increases in product costs, changes in customer and product mix and lower gross margins from our vending programs.

Operating Expenses

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Operating Expenses	$225,099	$165,793	35.8%	$443,204	$328,530	34.9%
Percentage of Net Sales	34.0%	29.1%		33.1%	28.6%

The increase in operating expenses as a percentage of net sales for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring integration costs and restructuring charges associated with the acquisition.

The increase in operating expenses in dollars for the thirteen week period ended March 1, 2014, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring integration costs and restructuring charges associated with the acquisition. BDNA’s operating expenses accounted for approximately $35.7 million of total operating expenses for the thirteen week period ended March 1, 2014. Approximately $4.6 million of expenses related to non-recurring integration costs and restructuring charges associated with the BDNA acquisition were also included in operating expenses for the thirteen week period ended March 1, 2014. Excluding BDNA, operating expenses increased primarily due to increased incentive compensation, an increase in payroll and payroll related costs, increased costs associated with our vending program, increased advertising expense, and approximately $3.0 million of executive separation costs.

The increase in operating expenses in dollars for the twenty-six week period ended March 1, 2014, as compared to the same period in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired BDNA operations as well as non-recurring integration costs associated and restructuring charges with the acquisition. BDNA’s operating expenses accounted for approximately $71.1 million of total operating expenses for the twenty-six week period ended March 1, 2014. Approximately $8.4 million of expenses related to non-recurring integration costs and restructuring charges associated with the BDNA acquisition were also included in operating expenses for the twenty-six week period ended March 1, 2014. Excluding BDNA, operating expenses increased primarily due to increased incentive compensation, an increase in payroll and payroll related costs, increased costs associated with our vending program, increased advertising expense, approximately $2.5 million of non-recurring relocation costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina and approximately $3.0 million of executive separation costs.

Payroll and payroll related costs represented approximately 53.3% and 53.7% of total operating expenses for the thirteen and twenty-six week periods ended March 1, 2014, as compared to approximately 54.5% for the thirteen and twenty-six week periods ended March 2, 2013, respectively. Included in these costs are salary, incentive compensation, and sales commission. These costs increased for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same period in the prior fiscal year, primarily due to increased costs associated with the acquired BDNA operations, increased incentive compensation as the fiscal 2014 bonus payout is expected to be made at higher levels than fiscal 2013, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen and twenty-six week periods ended March 1, 2014 as compared to the same period in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $28.1 million and $56.6 million for the thirteen and twenty-six week periods ended March 1, 2014, as compared to approximately $24.9 million and $49.4 million for the thirteen and twenty-six week periods ended March 2, 2013, respectively. The primary driver of this increase was increased sales.

Income from Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Income from Operations	$81,722	$90,576	(9.8)%	$178,472	$192,928	(7.5)%
Percentage of Net Sales	12.4%	15.9%		13.3%	16.8%

The decrease in income from operations for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same periods in the prior fiscal year, was primarily attributable to the increase in operating expenses described above, offset in part by increases in net sales and gross profit described above. Income from operations as a percentage of net sales also decreased for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same periods in the prior fiscal year due to those same factors.

Provision for Income Taxes

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Provision for Income Taxes	$30,981	$34,550	(10.3)%	$67,631	$73,690	(8.2)%
Effective Tax Rate	38.5%	38.1%		38.4%	38.2%

The effective tax rate for the thirteen and twenty-six week periods ended March 1, 2014 was 38.5% and 38.4%, respectively, as compared to 38.1% and 38.2% for the comparable periods in the prior fiscal year.

Net Income

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 1,	March 2,	Percentage	March 1,	March 2,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Net Income	$49,512	$56,079	(11.7)%	$108,558	$119,266	(9.0)%
Diluted Earnings Per Share	$0.79	$0.88	(10.2)%	$1.72	$1.88	(8.5)%

The factors which affected net income for the thirteen and twenty-six week periods ended March 1, 2014, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of March 1, 2014, we held $45.3 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At March 1, 2014, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $312.0 million. At August 31, 2013, total borrowings outstanding, representing amounts due under all capital leases and financing arrangements, were approximately $255.8 million.

On April 22, 2013, in connection with the acquisition of BDNA, we entered into a new $650.0 million Credit Facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million. The Credit Facility replaced our previous $200.0 million Credit Facility dated June 8, 2011.

The Credit Facility also permits us, at our request, and upon the satisfaction of certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $200.0 million. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by us, the Administrative Agent and the lenders providing such financing.

Borrowings under the Credit Facility bear interest, at our option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on our consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

We are required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on our consolidated leverage ratio. We are also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on our consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility.

We financed $370.0 million of the BDNA purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. This consisted of borrowings of $120.0 million under the revolving loan facility and borrowings of $250.0 million of the term loan facility. During fiscal 2013, we repaid the remaining outstanding balance of $120.0 million on the revolving loan facility.

During the twenty-six week period ended March 1, 2014, the Company borrowed $50.0 million under the revolving loan facility of which $10.0 million was repaid in December 2013. As of March 1, 2014, there were $243.8 million and $40.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $58.8 million represents current maturities. As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the Credit Facility, of which $12.5 million represents current maturities, and no borrowings outstanding under the revolving credit facility.

At March 1, 2014, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $35.0 million under the revolving loan facility in March 2014. The current balance of $395.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Net cash provided by operating activities for the twenty-six week periods ended March 1, 2014 and March 2, 2013 was $151.5 million and $135.0 million, respectively. There are various increases and decreases contributing to this change. An increase in accounts payable and accrued liabilities and an increase in depreciation and amortization contributed to the majority of the increase in net cash provided by operating activities. This change was offset in part by an increase in accounts receivables.

Working capital was $627.4 million at March 1, 2014, compared to $679.9 million at August 31, 2013. At these dates, the ratio of current assets to current liabilities was 3.5 and 4.2, respectively. The decrease in working capital and the current ratio is primarily related to borrowings under the Credit Facility.

Net cash used in investing activities for the twenty-six week periods ended March 1, 2014 and March 2, 2013 was $56.5 million and $40.3 million, respectively. The increase of approximately $16.2 million in net cash used in investing activities resulted from investments in available for sale securities relating to capital expenditures to construct and outfit our new customer fulfillment center in Columbus, Ohio.

Net cash used in financing activities for the twenty-six week periods ended March 1, 2014 and March 2, 2013 was $105.6 million and $19.1 million, respectively. The major components contributing to the use of cash for the twenty-six week period ended March 1, 2014 were the repurchase of shares of Class A common stock of $115.4 million and cash dividends paid of $41.4 million, partially offset by borrowings under the Credit Facility in the amount of $50.0 million. The major component contributing to the use of cash for the twenty-six week period ended March 2, 2013 was cash dividends paid of $37.9 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $15.9 million. Net cash used in financing activities increased for the twenty-six week period ended March 1, 2014 compared to the same period in the prior fiscal year primarily due to the repurchase of approximately 1.5 million shares of our Class A common stock for approximately $115.4 million.

We paid cash dividends of $41.4 million during the twenty-six week period ended March 1, 2014 to shareholders of record, which consisted of the regular quarterly cash dividend of $0.33 per share.  On April 4, 2014, the Board of Directors declared a dividend of $0.33 per share payable on April 22, 2014 to shareholders of record at the close of business on April 15, 2014.  This dividend will result in a payout of approximately $20.6 million.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in our first two quarters of fiscal 2014, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, in fiscal 2014, we repurchased approximately 1.5 million shares of our Class A common stock for approximately $115.4 million and returned $41.4 million to shareholders in the form of cash dividends.

In connection with the construction of our co-located corporate headquarters in Davidson, North Carolina, completed in fiscal 2013, we spent approximately $31.9 million and $4.2 million in fiscal years 2013 and 2012, respectively, in capital expenditures, which included the purchase of the land and costs to construct and outfit the facility in Davidson. In addition, we incurred approximately $2.5 million in the twenty-six week period ended March 1, 2014 and $4.3 million in fiscal 2013 for non-recurring relocation costs associated with the establishment of our new co-located headquarters.

In connection with the construction of our new customer fulfillment center in Columbus, Ohio, we expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, of which we spent approximately $32.6 million in the twenty-six week period ended March 1, 2014 and $6.4 million in fiscal 2013. We expect to complete construction and begin operation in late 2014.

In connection with the BDNA acquisition, we incurred approximately $8.4 million in the twenty-six week period ended March 1, 2014 for non-recurring integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. For the 2013 fiscal year, these costs amounted to $11.6 million. We expect to incur approximately $5.0 million to $7.0 million in non-recurring integration costs and restructuring charges throughout the remainder of fiscal 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of March 1, 2014. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under operating leases to the Affiliate for the first twenty-six weeks of fiscal 2014 of approximately $1.1 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At March 1, 2014, the capital lease obligation was approximately $26.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $7.0 million, of which $2.2 million remains outstanding at March 1, 2014. Refer to Note 6 to our condensed consolidated financial statements.

Operating Leases

As of March 1, 2014, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes and other operating costs) is through 2030.  In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2018.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended March 1, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/1/13-1/1/14	1,476	$80.64	—	2,931,173
1/2/14-2/1/14	3,774	85.40	—	2,931,173
2/2/14-3/1/14	—	—	—	2,931,173
Total	5,250	$84.06	—

(1)

During the thirteen weeks ended March 1, 2014, 5,250 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis and includes commission paid.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of March 1, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,931,173 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.01	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2014.*
10.02

Separation Agreement and General Release, dated January 13, 2014, between MSC Industrial Direct Co., Inc. and Eileen McGuire (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2014).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 10, 2014	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 10, 2014	By:	/s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2014.*
10.02

Separation Agreement and General Release, dated January 13, 2014, between MSC Industrial Direct Co., Inc. and Eileen McGuire (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2014).

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

*Filed herewith.

**Furnished herewith.