Form 10-Q
period 2014-05-31
MSC INDUSTRIAL DIRECT CO INC
filed 2014-07-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30,  2014,  48,994,620 shares of Class A common stock and 13,420,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•

the Company’s ability to timely and efficiently integrate the business of its Class C Solutions Group (“CCSG”) (formerly Barnes Distribution North America) and realize the anticipated synergies from the transaction;

•	risk of delays in opening or expanding our customer fulfillment centers;
•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	dependence on our information systems;
•	retention of key personnel;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired;
•	disclosing our use of “conflict minerals” in certain of the products we distribute could raise reputational and other risks; and
•	the Company’s ability to enhance its information technology systems without disruption to our business operations.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,358	$55,876
Accounts receivable, net of allowance for doubtful accounts of $8,996 and $7,523, respectively	369,542	345,366
Inventories	429,431	419,012
Prepaid expenses and other current assets	38,976	35,464
Deferred income taxes	37,771	37,771
Total current assets	921,078	893,489
Property, plant and equipment, net	291,097	251,536
Goodwill	629,387	630,318
Identifiable intangibles, net	142,522	155,324
Other assets	34,343	12,336
Total assets	$2,018,427	$1,943,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$5,000	$—
Current maturities of long-term debt	23,539	14,184
Accounts payable	112,919	113,636
Accrued liabilities	109,475	85,759
Total current liabilities	250,933	213,579
Long-term debt, net of current maturities	246,070	241,566
Deferred income taxes and tax uncertainties	97,475	97,475
Total liabilities	594,478	552,620
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,801,922 and 54,634,259 shares issued, respectively	56	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,420,747 and 14,140,747 shares issued and outstanding, respectively	13	14
Additional paid-in capital	565,739	528,770
Retained earnings	1,243,917	1,132,868
Accumulated other comprehensive loss	(4,746)	(4,427)
Class A treasury stock, at cost, 6,806,933 and 5,340,587 shares, respectively	(381,030)	(266,897)
Total shareholders’ equity	1,423,949	1,390,383
Total liabilities and shareholders’ equity	$2,018,427	$1,943,003

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Net sales	$720,476	$636,923	$2,060,499	$1,783,876
Cost of goods sold	387,082	347,410	1,105,429	972,905
Gross profit	333,394	289,513	955,070	810,971
Operating expenses	228,508	189,267	671,712	517,797
Income from operations	104,886	100,246	283,358	293,174
Other (expense) income:
Interest expense	(827)	(1,141)	(2,641)	(1,266)
Interest income	5	31	14	113
Other (expense) income, net	101	(5)	(377)	66
Total other expense	(721)	(1,115)	(3,004)	(1,087)
Income before provision for income taxes	104,165	99,131	280,354	292,087
Provision for income taxes	39,469	36,777	107,100	110,467
Net income	$64,696	$62,354	$173,254	$181,620
Per share information:
Net income per common share:
Basic	$1.04	$0.99	$2.77	$2.88
Diluted	$1.03	$0.98	$2.76	$2.86
Weighted average shares used in computing net income per common share:
Basic	61,896	62,808	62,137	62,628
Diluted	62,212	63,134	62,447	62,947
Cash dividend declared per common share	$0.33	$0.30	$0.99	$0.90

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Net income, as reported	$64,696	$62,354	$173,254	$181,620
Foreign currency translation adjustments	1,515	(388)	(319)	(1,165)
Comprehensive income	$66,211	$61,966	$172,935	$180,455

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirty-Nine Weeks Ended May 31, 2014

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exchange of Class B common stock for Class A common stock	720	1	(720)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $4,740	343	—	—	—	22,305	—	—	—	—	22,305
Common stock issued under associate stock purchase plan	—	—	—	—	1,449	—	—	(39)	1,473	2,922
Issuance of restricted common stock, net of cancellations	105	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,020	—	—	—	—	13,020
Purchase of treasury stock	—	—	—	—	—	—	—	1,505	(115,606)	(115,606)
Cash dividends paid on Class A common stock	—	—	—	—	—	(48,225)	—	—	—	(48,225)
Cash dividends paid on Class B common stock	—	—	—	—	—	(13,785)	—	—	—	(13,785)
Issuance of dividend equivalent units	—	—	—	—	195	(195)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(319)	—	—	(319)
Net income	—	—	—	—	—	173,254	—	—	—	173,254
Balance at May 31, 2014	55,802	$56	13,421	$13	$565,739	$1,243,917	$(4,746)	6,807	$(381,030)	$1,423,949

See accompanying notes to condensed consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 31,	June 1,
	2014	2013
Cash Flows from Operating Activities:
Net income	$173,254	$181,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,354	33,994
Stock-based compensation	13,020	11,989
Loss on disposal of property, plant, and equipment	1,250	791
Provision for doubtful accounts	3,163	2,111
Excess tax benefits from stock-based compensation	(4,741)	(5,563)
Write-off of deferred financing costs on previous credit facility	—	594
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(26,628)	(6,791)
Inventories	(9,826)	28,084
Prepaid expenses and other current assets	(4,878)	(11,136)
Other assets	1,884	2,162
Accounts payable and accrued liabilities	31,776	7,574
Total adjustments	53,374	63,809
Net cash provided by operating activities	226,628	245,429
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(55,882)	(62,305)
Investment in available for sale securities	(25,011)	—
Cash used in business acquisitions, net of cash received	1,434	(548,769)
Net cash used in investing activities	(79,459)	(611,074)
Cash Flows from Financing Activities:
Purchases of treasury stock	(115,606)	(3,656)
Payments of cash dividends	(62,010)	(56,843)
Payments on capital lease and financing obligations	(1,545)	(981)
Excess tax benefits from stock-based compensation	4,741	5,563
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,922	2,891
Proceeds from exercise of Class A common stock options	17,565	19,986
Borrowings under financing obligations	480	257
Borrowings under Credit Facility	50,000	370,000
Credit facility financing costs	—	(1,904)
Payment of notes payable and revolving credit note under the Credit Facility	(54,375)	(80,000)
Net cash (used in) provided by financing activities	(157,828)	255,313
Effect of foreign exchange rate changes on cash and cash equivalents	141	(104)
Net decrease in cash and cash equivalents	(10,518)	(110,436)
Cash and cash equivalents—beginning of period	55,876	168,453
Cash and cash equivalents—end of period	$45,358	$58,017
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$91,446	$102,107
Cash paid for interest	$2,369	$367

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

The Company acquired substantially all of the assets and assumed certain liabilities of the North American distribution business (the “Class C Solutions Group” or “CCSG”) of Barnes Group Inc. (“Barnes Group”) on April 22, 2013. The results of the Class C Solutions Group are included since the date of acquisition.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week and thirty-nine week periods ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2014 fiscal year will be a 52-week accounting period that will end on August 30, 2014 and its 2013 fiscal year was a 52-week accounting period that ended on August 31, 2013.

Note 2. Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share under the two-class method in accordance with Accounting Standards Codification™ ("ASC") Topic 260, “Earnings Per Share”:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013

Net income as reported	$64,696	$62,354	$173,254	$181,620
Less: Distributed net income available to participating securities	(120)	(125)	(368)	(365)
Less: Undistributed net income available to participating securities	(327)	(347)	(841)	(991)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$64,249	$61,882	$172,045	$180,264
Add: Undistributed net income allocated to participating securities	327	347	841	991
Less: Undistributed net income reallocated to participating securities	(325)	(345)	(837)	(986)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$64,251	$61,884	$172,049	$180,269

Denominator:
Weighted average shares outstanding for basic net income per share	61,896	62,808	62,137	62,628
Effect of dilutive securities	316	326	310	319
Weighted average shares outstanding for diluted net income per share	62,212	63,134	62,447	62,947

Net income per share Two-class method:
Basic	$1.04	$0.99	$2.77	$2.88
Diluted	$1.03	$0.98	$2.76	$2.86

There were no  antidilutive stock options included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 31, 2014. There were no  antidilutive stock options included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended June 1, 2013.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,230 and $1,329 for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively, and $4,426 and $4,097 for the thirty-nine week periods ended May 31, 2014 and June 1, 2013, respectively. Tax benefits related to these expenses for the thirteen week periods ended May 31, 2014 and June 1, 2013 were $440 and $483, respectively, and for the thirty-nine week periods ended May 31, 2014 and June 1, 2013 were $1,603 and $1,487, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 31,	June 1,
	2014	2013
Expected life (in years)	3.9	3.8
Risk-free interest rate	0.93%	0.55%
Expected volatility	26.59%	32.86%
Expected dividend yield	1.70%	1.70%

A summary of the Company’s stock option activity for the thirty-nine weeks ended May 31, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2013	1,224	$58.30
Granted	399	81.76
Exercised	(343)	51.25
Canceled	(23)	73.13
Outstanding on May 31, 2014	1,257	$67.40	4.83	$30,894
Exercisable on May 31, 2014	436	$56.18	3.53	$15,620

The weighted‑average grant-date fair values of the stock options granted for the thirty-nine week periods ended May 31, 2014 and June 1, 2013 were $14.98 and $15.33, respectively.  The unrecognized share‑based compensation cost related to stock option expense at May 31, 2014 was $9,347 and will be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended May 31, 2014 and June 1, 2013 were $11,623 and $15,140, respectively.

A  summary of the non‑vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirty-nine weeks ended May 31, 2014 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 31, 2013	505	$59.47
Granted	121	82.20
Vested	(152)	50.22
Canceled/Forfeited	(16)	68.84
Non-vested restricted share awards at May 31, 2014	458	$68.27

Stock‑based compensation expense recognized for the restricted share awards was $1,979 and $2,024 for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively, and $6,969 and $6,301 for the thirty-nine week periods ended May 31, 2014 and June 1, 2013, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at May 31, 2014 was $17,943 and will be recognized over a weighted average period of 2.2 years.

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the thirty-nine weeks ended May 31, 2014 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 31, 2013	196	$55.32
Granted	3	83.03
Vested	(1)	88.12
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at May 31, 2014	198	$55.68

Stock‑based compensation expense recognized for the restricted stock units was $544 and $532 for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively, and $1,625 and $1,591 for the thirty-nine week periods ended May 31, 2014 and June 1, 2013, respectively.  The unrecognized compensation cost related to the restricted stock units at May 31, 2014 was $2,376 and is expected to be recognized over a period of 1.8 years.

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

As of May 31, 2014 and August 31, 2013, the Company measured cash equivalents consisting of money market funds at fair value on a recurring basis for which market prices are readily available (Level 1) and that invest primarily in United States government and government agency securities and municipal bond securities, which aggregated $6,438 and $2,529, respectively.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,011 and $2,000 at May 31, 2014 and August 31, 2013, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the thirty-nine week period ended May 31, 2014. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at May 31, 2014, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of May 31, 2014 and August 31, 2013 due to the short-term maturity of these items.

During the thirty-nine weeks ended May 31, 2014 and June 1, 2013, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5.  Restructuring and Other Charges

As a result of the Class C Solutions Group acquisition, the Company has and will incur restructuring charges associated with associate severance costs, stay bonuses, and the impairment of long-lived assets due to the closure of facilities. The aggregate liabilities included in “Accrued liabilities” in the consolidated balance sheet relating to the restructuring activities as of May 31, 2014 and activity for the thirty-nine week period ended May 31, 2014 consists of the following:

	Workforce Reductions	Facility Closings	Total
Accrued restructuring balance, August 31, 2013	$2,460	$—	$2,460
Charged to operating expenses	4,216	2,030	6,246
Cash payments	(4,662)	(1,341)	(6,003)
Accrued restructuring balance, May 31, 2014	$2,014	$689	$2,703

In addition to the amounts to be charged against the previously established reserves, non-recurring integration costs and restructuring charges associated with the Class C Solutions Group acquisition are estimated to be between approximately $2,000 and $3,000 throughout the remainder of fiscal year 2014. In addition, the Company expects to incur non-recurring integration costs and restructuring charges associated with the acquisition through fiscal 2015.

Note 6. Debt and Capital Lease Obligations

Credit Facility

On April 22, 2013, in connection with the acquisition of the Class C Solutions Group, the Company entered into a new $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000. The Credit Facility replaced the Company’s previous $200,000 Credit Agreement, dated June 8, 2011.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at May 31, 2014 was 1.15%, which represents LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

The Company financed $370,000 of the Class C Solutions Group purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The Company repaid $120,000 of the revolving loan facility during fiscal 2013. During the thirty-nine week period ended May 31, 2014, the Company borrowed $50,000 under the revolving loan facility and repaid $45,000 of the revolving loan facility.

As of May 31, 2014, there were $240,625 and $5,000 of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of the Credit Facility, of which $26,875 represents current maturities. As of August 31, 2013, there were $250,000 of borrowings outstanding under the term loan facility of the Credit Facility, of which $12,500 represents current maturities, and no borrowings outstanding under the revolving credit facility. At May 31, 2014 and August 31, 2013, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Finance Authority which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At May 31, 2014 and August 31, 2013, the capital lease obligation was approximately $27,011 and $2,000, respectively.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirty-nine week period ended May 31, 2014, the Company entered into a financing obligation for certain information technology equipment totaling $480. During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,854.

The amount due under all capital leases and financing arrangements at May 31, 2014 was approximately $28,984, of which $1,664 represents current maturities and at August 31, 2013 was approximately $5,750, of which $1,684 represents current maturities.  The net book value of the property and equipment acquired under these capital leases and financing agreements at May 31, 2014 and August 31, 2013 was approximately $29,790 and $6,734, respectively. The non-cash financing activity related to capital leases for the thirty-nine week period ended May 31, 2014 was $25,011. The non-cash financing activity related to capital leases for fiscal 2013 was $2,437.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $62,010 for the thirty-nine weeks ended May 31, 2014. For the thirty-nine weeks ended June 1, 2013, the Company paid cash dividends of $56,843.  On June 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.33 per share payable on July 22, 2014 to shareholders of record at the close of business on July 8, 2014. The dividend will result in a payout of approximately $20,597, based on the number of shares outstanding at June 30, 2014.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirty-nine week period ended May 31, 2014, the Company repurchased 1,505 shares of its Class A common stock for $115,606, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 52 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of May 31, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,931 shares.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 31, 2014 and June 1, 2013 was minimal.

Note 9. Income Taxes

During the thirteen and thirty-nine week periods ended May 31, 2014, there were no material changes in unrecognized tax benefits.

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

Note 11. Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal year 2018 for the Company). The Company is currently assessing the impact that the adoption of the guidance will have on its consolidated financial statements. As of May 31, 2014, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

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

We offer approximately 795,000 stock-keeping units (“SKUs”), excluding our Class C Solutions Group (“CCSG”) (formerly Barnes Distribution North America), through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; newspapers; brochures; and the Internet, including our websites, MSCDirect.com, MSCMetalworking.com and Use-Enco.com (the “MSC Websites”). We service our customers from 11 customer fulfillment centers and 103 branch offices. We employ one of the industry’s largest sales forces. Most of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. Excluding CCSG, we offer a nationwide cutoff time of 8:00 PM Eastern Time on qualifying orders for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

Net sales increased by 13.1% and 15.5% for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same periods in the prior fiscal year. As discussed below, during the fiscal third quarter of 2013, we acquired substantially all of the assets and assumed certain liabilities of CCSG. CCSG contributed $75.4 million and $217.5 million of net sales for the thirteen and thirty-nine week periods ended May 31, 2014. Our financial results for the thirteen and thirty-nine week periods ended May 31, 2014 and June 1, 2013 reflect execution of our growth strategies, including acquisitions, to increase revenues. We have also invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity and infrastructure investments. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

Key manufacturing measurements, such as the Institute for Supply Management (“ISM”) index, evidenced an expanding manufacturing sector environment throughout most of fiscal year 2013 and this trend has continued through the first nine months of our fiscal year 2014, with the most recent ISM index in June 2014 of 55.3%. From early fiscal year 2013 until the second quarter of fiscal 2014, we experienced a divergence between the ISM index and the core metalworking manufacturing sector that is more reflective of our business environment. Metalworking related indices contracted during fiscal year 2013. This rate of contraction slowed during our fourth quarter of fiscal 2013 and these indices have begun to experience moderate growth through our third quarter of fiscal 2014. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. See the discussion below describing recent fluctuations in economic indicators and the possible impact on our future sales and margins.

Our gross profit margin was 46.3% and 46.4% for the thirteen and thirty-nine week periods ended May 31, 2014, respectively, as compared to 45.5% for the same periods in the prior fiscal year. The increase in gross profit margin was primarily driven by higher gross margins from CCSG, partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs.

Operating expenses increased 20.7% and 29.7% for the thirteen and thirty-nine week periods ended May 31, 2014 as compared to the same periods in the prior fiscal year, as a result of the acquired CCSG operations. CCSG’s operating expenses accounted for approximately $36.7 million and $107.8 million of total operating expenses for the thirteen and thirty-nine week periods ended May 31, 2014. We incurred operating expenses of approximately $2.3 million and $10.7 million for the thirteen and thirty-nine week periods ended May 31, 2014, respectively, related to non-recurring integration costs and restructuring charges. Excluding CCSG, operating expenses increased as a result of increased payroll and payroll related costs, increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs, costs associated with our investment programs and costs related to the establishment of our new co-located headquarters in Davidson, North Carolina.  For the thirteen and thirty-nine week periods ended May 31, 2014, our operating margin was 14.6% and 13.8%, respectively, as compared to 15.7% and 16.4% for the same periods in the prior fiscal year.

We expect operating costs to continue to increase throughout the remainder of fiscal year 2014 as compared to fiscal year 2013 due to increased expenses related to inclusion of a full year of CCSG operations, non-recurring integration costs and restructuring charges, increased compensation expenses and fringe benefits costs, and increased costs associated with executing on our vending and other investment programs. In addition, we expect increased costs associated with our co-located headquarters in Davidson, North Carolina and we also expect to incur operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

The ISM index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during the first three quarters of fiscal 2014, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index was 55.3% for the month of June 2014 and averaged 55.1% for the past twelve months. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, inventories and employment are growing, while supplier deliveries have slowed from the previous month. Although the most recent measurement trend indicates that the manufacturing sector is expanding, there remains uncertainty relating to the current economic environment. Continued concerns relating to macroeconomic factors may continue to influence our customers to be more cautious in their purchases of MSC’s products. Sales to our government accounts represented approximately 8% of our total sales during the thirty-nine week periods ended May 31, 2014 and June 1, 2013.

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

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of CCSG, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes Group Inc. (“Barnes Group”).

In connection with the acquisition, the total cash consideration we paid to Barnes Group was $547.3 million which is net of a post-closing working capital adjustment in the amount of $1.4 million that we received in September 2013. The acquisition was funded in part with borrowings under our new unsecured Credit Facility, which was closed simultaneously with the acquisition, and the remainder was funded from available cash reserves. CCSG is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. CCSG has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. CCSG specializes in lowering the total cost of their customers’ inventory management through storeroom organization and vendor managed inventory (or VMI). With this acquisition, we add a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, we have the opportunity to bring our MRO offering to CCSG’s customers, and CCSG’s Class C offering and VMI system to our customers. Since the acquisition date, we have incurred non-recurring transaction and integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities relating to the acquisition. Integration costs and restructuring charges are estimated to be between approximately $2.0 million and $3.0 million throughout the remainder of fiscal year 2014. In addition, the Company expects to incur non-recurring integration costs and restructuring charges associated with the acquisition through fiscal 2015.

Results of Operations

Net Sales

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)
Net Sales	$720,476	$636,923	13.1%	$2,060,499	$1,783,876	15.5%

Net sales increased 13.1%, or approximately $83.6 million, for the thirteen week period ended May 31, 2014, as compared to the same period in the prior fiscal year.  We estimate that this $83.6 million increase in net sales is comprised of: (i) approximately $40.6 million of incremental net sales from CCSG operations,  reflecting a full quarter of CCSG net sales for the quarter ended May 31, 2014, as compared to CCSG net sales for only a portion of the quarter ended June 1, 2013; (ii) approximately $36.1 million of higher sales volume; and (iii) approximately $6.9 million from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. Of the above $83.6 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $25.9 million and there was an increase in our remaining business of approximately $57.7 million.

Net sales increased 15.5%, or approximately $276.6 million, for the thirty-nine week period ended May 31, 2014, as compared to the same period in the prior fiscal year.  We estimate that this $276.6 million increase in net sales is comprised of: (i) approximately $182.8 million of incremental net sales from CCSG operations,  reflecting a full thirty-nine weeks of CCSG net sales for the thirty-nine week period ended May 31, 2014, as compared to CCSG net sales for only a portion of the thirty-nine week period ended June 1, 2013; (ii) approximately $81.2 million of higher sales volume; and (iii) approximately $12.6 million from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. Of the above $276.6 million increase in net sales, our Large Account Customer programs increased by approximately $52.9 million and there was an increase in our remaining business of approximately $223.7 million.

The table below shows the pattern to the change in our fiscal quarterly average daily sales from the same period in the prior fiscal year:

Average Daily Sales Percentage Change – Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD

2014 vs. 2013	13.1%	16.2%	17.5%	15.5%
2013 vs. 2012	5.7%	1.2%	5.8%	4.2%

Excluding CCSG and U.K. operations, the trends noted above can be further analyzed by customer type.  Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business.  CCSG operations are excluded from the tables below until we have annual comparative information. The tables below show the pattern to the change in our fiscal quarterly average daily sales by customer type from the same periods in the prior fiscal year.

Average Daily Sales Percentage Change – Manufacturing Customers
(unaudited and excluding CCSG)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD

2014 vs. 2013	6.3%	3.9%	5.1%	5.2%
2013 vs. 2012	(0.3)%	1.3%	6.2%	2.3%

Average Daily Sales Percentage Change – Non-Manufacturing Customers
(unaudited and excluding CCSG)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Thirty-Nine Week Period Ended Fiscal Q3 YTD

2014 vs. 2013	8.9%	3.1%	3.9%	5.0%
2013 vs. 2012	0.9%	0.4%	4.9%	2.0%

Exclusive of CCSG operations and customers in the U.K., average order size increased to approximately $403 for the third quarter of fiscal 2014 as compared to $395 in the third quarter of fiscal 2013.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, include sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, but excluding CCSG, were $875.9 million for the thirty-nine week period ended May 31, 2014, representing 47.5% of consolidated net sales, compared to $760.5 million for the same period in the prior fiscal year, representing 43.5% of consolidated net sales.

We grew our field sales associate headcount to 1,188 at May 31, 2014, an increase of approximately 7.9% from field sales associates of 1,101 at June 1, 2013. Excluded from the sales force numbers at May 31, 2014 are 708 field sales associates related to the CCSG sales force. We plan to continue to increase our field sales associate headcount through the end of fiscal 2014. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

In fiscal 2014, in the MSC catalog distributed in September 2013, we added approximately 18,000 new SKUs and removed approximately 12,250 SKUs. Approximately 22% of the new SKUs are MSC private brands. SKUs are primarily removed as they are consolidated to other items providing our customers equal or higher value and are consistent with our margin expansion initiatives. Our objective is to continuously and significantly increase the number of SKUs available to our customers through our eCommerce, telesales and catalog channels. We executed on our SKU expansion plan during the first three quarters of fiscal 2014 by introducing approximately 130,000 new SKUs to our ordering database, bringing our total active, saleable SKU count to approximately 1,155,000, excluding CCSG. In addition, we increased the number of new SKUs available on www.mscdirect.com by approximately 120,000 and removed approximately 10,000 SKUs, bringing our total SKUs available for order via the web to approximately 795,000, excluding CCSG. We expect this SKU expansion plan through our eCommerce channels to continue throughout fiscal 2014.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Gross Profit	$333,394	$289,513	15.2%	$955,070	$810,971	17.8%
Gross Profit Margin	46.3%	45.5%		46.4%	45.5%

Gross profit margin for the thirteen and thirty-nine week periods ended May 31, 2014 increased from the comparable periods in the prior fiscal year primarily as a result of higher gross margins from CCSG. This was partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs.

Operating Expenses

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Operating Expenses	$228,508	$189,267	20.7%	$671,712	$517,797	29.7%
Percentage of Net Sales	31.7%	29.7%		32.6%	29.0%

The increase in operating expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same periods in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired CCSG operations.

The increase in operating expenses in dollars for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same periods in the prior fiscal year, was primarily a result of additional operating expenses incurred as a result of the acquired CCSG operations.  CCSG’s operating expenses accounted for approximately $36.7 million and $107.8 million of total operating expenses for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to $16.0 million of total operating expenses for the same periods in the prior fiscal year. Approximately $2.3 million and $10.7 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were also included in operating expenses for the thirteen and thirty-nine week periods ended May 31, 2014, compared to $5.5 million and $7.1 million for the same periods in the prior fiscal year. Excluding CCSG, operating expenses increased for the thirteen and thirty-nine week periods ended May 31, 2014 primarily due to increased incentive compensation, an increase in payroll and payroll related costs, increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs and increased costs associated with our vending program. In addition, approximately $3.0 million of executive separation costs is included in operating expenses for the thirty-nine week period ended May 31, 2014.

Payroll and payroll related costs represented approximately 53.4% and 53.6% of total operating expenses for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to approximately 54.1% and 54.4% for the thirteen and thirty-nine week periods ended June 1, 2013, respectively. Included in these costs are salary, incentive compensation, and sales commission. These costs increased for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same period in the prior fiscal year, primarily due to increased costs associated with the acquired CCSG operations, increased incentive compensation as the fiscal 2014 bonus payout is expected to be made at higher levels than fiscal 2013, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen and thirty-nine week periods ended May 31, 2014 as compared to the same periods in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $31.6 million and $88.2 million for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to approximately $27.2 million and $76.5 million for the thirteen and thirty-nine week periods ended June 1, 2013, respectively. The primary driver of this increase was increased sales.

Income from Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Income from Operations	$104,886	$100,246	4.6%	$283,358	$293,174	(3.3)%
Percentage of Net Sales	14.6%	15.7%		13.8%	16.4%

The increase in income from operations for the thirteen week period ended May 31, 2014, as compared to the same period in the prior fiscal year, was primarily attributable to the increase in net sales and gross profit described above, offset in part by increases in operating expenses described above. The decrease in income from operations for the thirty-nine week period ended May 31, 2014, as compared to the same period in the prior fiscal year, was primarily attributable to the increase in operating expenses described above, offset in part by increases in net sales and gross profit described above. Income from operations as a percentage of net sales also decreased for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same periods in the prior fiscal year due to increases in operating expenses as discussed above.

Provision for Income Taxes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Provision for Income Taxes	$39,469	$36,777	7.3%	$107,100	$110,467	(3.0)%
Effective Tax Rate	37.89%	37.10%		38.20%	37.82%

The effective tax rate for the thirteen and thirty-nine week periods ended May 31, 2014 was 37.89% and 38.20%, respectively, as compared to 37.10% and 37.82% for the comparable periods in the prior fiscal year. The increase in the effective tax rate for the thirteen and thirty-nine week periods ended May 31, 2014 was due to increases in the state effective tax rate due to changes in apportionment factors in fiscal 2014 compared to a lower effective tax rate for the thirteen and thirty-nine week periods ended June 1, 2013, as a result of the release of the tax reserve due to a favorable settlement from a federal tax audit in fiscal 2013.

Net Income

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	May 31,	June 1,	Percentage	May 31,	June 1,	Percentage
	2014	2013	Change	2014	2013	Change

	(Dollars in thousands)			(Dollars in thousands)
Net Income	$64,696	$62,354	3.8%	$173,254	$181,620	(4.6)%
Diluted Earnings Per Share	$1.03	$0.98	5.1%	$2.76	$2.86	(3.5)%

The factors which affected net income for the thirteen and thirty-nine week periods ended May 31, 2014, as compared to the same periods in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of May 31, 2014, we held $45.4 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At May 31, 2014, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $274.6 million. At August 31, 2013, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $255.8 million.

On April 22, 2013, in connection with the acquisition of CCSG, we entered into a new $650.0 million credit facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million. The Credit Facility replaced our previous $200.0 million Credit Agreement dated June 8, 2011.

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

We financed $370.0 million of the CCSG purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. This financing consisted of borrowings of $120.0 million under the revolving loan facility and borrowings of $250.0 million of the term loan facility. During fiscal 2013, we repaid the remaining outstanding balance of $120.0 million on the revolving loan facility.

During the thirty-nine week period ended May 31, 2014, we borrowed $50.0 million under the revolving loan facility of which $45.0 million was repaid. As of May 31, 2014, there were $240.6 million and $5.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $26.9 million represents current maturities. As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the Credit Facility, of which $12.5 million represented current maturities, and no borrowings outstanding under the revolving credit facility.

At May 31, 2014, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid its outstanding balance of $5.0 million under the revolving loan facility in June 2014. The current balance of $400.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Net cash provided by operating activities for the thirty-nine week periods ended May 31, 2014 and June 1, 2013 was $226.6 million and $245.4 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories and accounts receivable related to increased sales contributed to the majority of the decrease in net cash provided by operating activities. This change was offset in part by increases in accounts payable and accrued liabilities as well as an increase in depreciation and amortization.

Working capital was $670.1 million at May 31, 2014, compared to $679.9 million at August 31, 2013. At these dates, the ratio of current assets to current liabilities was 3.7 and 4.2, respectively. The decrease in working capital and the current ratio is primarily related to the additional borrowings under the Credit Facility in fiscal 2014, increases in current maturities of long-term debt and increases in accrued liabilities.

Net cash used in investing activities for the thirty-nine week periods ended May 31, 2014 and June 1,  2013 was $79.5 million and $611.1 million, respectively. The decrease in net cash used in investing activities resulted primarily from cash used of approximately $548.8 million in the acquisition of CCSG in April 2013.

Net cash used in financing activities for the thirty-nine week periods ended May 31, 2014 was $157.8 million compared to net cash provided by financing activities of $255.3 million for the thirty-nine week period ended June 1, 2013. The major components contributing to the use of cash for the thirty-nine week period ended May 31, 2014 were the repurchase of shares of Class A common stock of $115.6 million, cash dividends paid of $62.0 million, and repayments on the Credit Facility of $54.4 million related to both the revolving credit note and term loan.  This was partially offset by borrowings under the Credit Facility in the amount of $50.0 million.

The major component contributing to the source of cash for the thirty-nine week period ended June 1, 2013 were borrowings of $370.0 million under the Credit Facility, which was entered into in connection with the acquisition of CCSG, offset by repayments on the Credit Facility of $80.0 million related to both the revolving credit note and term loan. The other component contributing to the source of cash for the thirty-nine week period ended June 1, 2013 were net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $20.0 million. Net cash provided by financing activities was partially offset by cash dividends paid of $56.8 million.

We paid cash dividends of $62.0 million during the thirty-nine week period ended May 31, 2014 to shareholders of record, which consisted of the regular quarterly cash dividend of $0.33 per share.  On June 19, 2014, the Board of Directors declared a dividend of $0.33 per share payable on July 22, 2014 to shareholders of record at the close of business on June 30, 2014.  This dividend will result in a payout of approximately $20.6 million.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in our first three quarters of fiscal 2014, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, for the first nine months in fiscal 2014, we repurchased approximately 1.5 million shares of our Class A common stock for approximately $115.6 million and returned $62.0 million to shareholders in the form of cash dividends.

In connection with the construction of our co-located corporate headquarters in Davidson, North Carolina, completed in fiscal 2013, we spent approximately $31.9 million and $4.2 million in fiscal years 2013 and 2012, respectively, in capital expenditures, which included the purchase of the land and costs to construct and outfit the facility in Davidson. In addition, we incurred approximately $2.6 million in the thirty-nine week period ended May 31, 2014 and $4.3 million in fiscal 2013 for non-recurring relocation costs associated with the establishment of our new co-located headquarters.

In connection with the construction of our new customer fulfillment center in Columbus, Ohio, we expect to invest approximately $55.0 million in capital expenditures which includes the purchase of the land and costs to construct and outfit the facility in Columbus, of which we spent approximately $46.9 million in the thirty-nine week period ended May 31, 2014 and $6.4 million in fiscal 2013. We expect to begin operation in Fall 2014.

In connection with the CCSG acquisition, we incurred approximately $10.7 million in the thirty-nine week period ended May 31, 2014 for non-recurring integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. For the 2013 fiscal year, these costs amounted to $11.6 million. We expect to incur approximately $2.0 million to $3.0 million in non-recurring integration costs and restructuring charges throughout the remainder of fiscal 2014. In addition, we expect to incur non-recurring integration costs and restructuring charges associated with the acquisition through fiscal 2015.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of May 31, 2014. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under operating leases to the Affiliate for the thirty-nine weeks ended May 31, 2014 of approximately $1.7 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At May 31, 2014, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $5.6 million, of which $2.0 million remains outstanding at May 31, 2014. Refer to Note 6 to our condensed consolidated financial statements.

Operating Leases

As of May 31, 2014, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes and other operating costs) is through 2030.  In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2018.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/2/14-4/1/14	827	$86.04	—	2,931,173
4/2/14-5/1/14	1,139	87.74	—	2,931,173
5/2/14-5/31/14	—	—	—	2,931,173
Total	1,966	$87.02	—

(1)

During the thirteen weeks ended May 31, 2014, 1,966 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis and includes commission paid.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of May 31, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,931,173 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 10, 2014	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 10, 2014	By:	/s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.