Form 10-K
period 2014-08-30
MSC INDUSTRIAL DIRECT CO INC
filed 2014-10-29
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

_______________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14130

__________________________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact Name of Registrant as Specified in Its Charter)

__________________________________

New York (State or Other Jurisdiction of Incorporation or Organization)	11-3289165 (I.R.S. Employer Identification No.)
75 Maxess Road, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)

(516) 812-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

__________________________________

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.001	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of March 1, 2014 was approximately $4,125,582,053. As of October 17, 2014, 48,309,753 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2015 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

FORWARD‑LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward‑looking statements, which speak only as of the date of this annual report. These forward‑looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward‑looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. We undertake no obligation to update or revise these forward‑looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair and operations (“MRO”) products to customers throughout North America.

In April 2013, we completed the acquisition of the North American distribution business (the “Class C Solutions Group” or “CCSG”) of Barnes Group Inc. (“Barnes Group”), a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. The information contained in this Annual Report on Form 10-K includes the operations of CCSG, unless otherwise noted. The acquisition has been accounted for as a business purchase pursuant to Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). The financial results of CCSG’s operations have been included in the Company’s consolidated financial statements beginning since the acquisition date, which was April 22, 2013.

We operate primarily in the United States, with customers in all 50 states, through a network of twelve customer fulfillment centers (8 customer fulfillment centers are located within the United States, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 103 branch offices (101 branches are located within the United States, one is located in the U.K. and the other is located in Mexico). MSC’s primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio.  In addition, we operate 7 smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, United Kingdom; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding our CCSG business), which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges. Our experience has been that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available.

We offer approximately 850,000 stock‑keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, brochures and our websites, mscdirect.com and use-enco.com (the “MSC Websites”). Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ MRO needs. We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•our extensive product offerings allow customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;

•we guarantee same-day shipping of our catalog SKUs, which represent our core metalworking and MRO products, and offer next-day delivery on qualifying orders (excluding our CCSG business) placed up until 8:00 P.M., Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

•we consolidate multiple purchases into a single order, provide a single invoice relating to multiple purchases over varying periods of time and offer direct shipments to specific departments and personnel within a single facility or multiple facilities, allowing our customers to reduce administrative paperwork, costs of shipping and personnel costs related to internal distribution and purchase order management;

•we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. This includes many features such as sophisticated search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and

•we offer inventory management solutions with our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 1000 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $409 in fiscal 2014.  We have approximately 364,000 active customers (defined as those that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders by telephone, the MSC Websites, eProcurement platforms or facsimile. In addition, customers may place their orders through direct communication with our outside sales associates.

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

Despite the inefficiencies of the traditional MRO purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, eCommerce capabilities and operating leverage, smaller suppliers to the industrial market have been experiencing increasing pressure to consolidate and/or curtail services and certain product lines in order to remain competitive. We believe that the relative inability of these smaller, more traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of larger distributors with the financial strength, skills, eCommerce capabilities and resources of larger distributers such as MSC. As a result of these dynamics, we continue to capture an increased share of sales by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

We provide a low cost solution to the purchasing inefficiencies and high costs described above. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through the following:

•consolidation of multiple sources of supply into fewer suppliers;

•consolidation of multiple purchase orders into a single purchase order;

•consolidation of multiple invoices into a single invoice;

•significant reduction in tracking of invoices;

•significant reduction in stocking decisions;

•reduction of purchases for inventory;

•reduction in out-of-stock situations for our customers;

•eCommerce and eProcurement integration capabilities; and

•inventory management solutions including VMI, CMI and vending solutions.

Business Strategy

Our business strategy is to reduce our customers’ total cost for obtaining, using, and maintaining their MRO supplies with superior customer service and value-added offerings. The strategy includes the following key elements:

•providing a full suite of inventory management solutions, services and skills to reduce the total cost of procuring, using and disposing of inventory;

•providing a broad selection of in-stock products, including national industry brands and brands exclusive to MSC;

•providing prompt response, same-day shipping, and next-day delivery;

•delivering superior, “one call does it all” customer service and technical support;

•providing a unique, specialized technical process to optimize our customers’ tooling usage;

•using advanced technologies to reduce procurement costs; and

•offering competitive pricing that reflects our value offering.

Inventory Management Solutions. Our inventory management solutions approach starts with the understanding that a proper customer assessment is critical to determining the service or group of services that will best meet our customers’ needs. Through our associates and their expertise with managing inventory solutions, we are able to develop and recommend solutions that provide a value driven response. Solution options that are customized to address customer size, complexity and processes as well as specific product, technical and cost targets, might include one or several of eProcurement, CMI, VMI, Vending, crib control, or part time or full time on-site resources.  The success of each customer engagement is optimized by our world class sourcing, logistics and business systems that provide predictable, reliable and scalable service.

Broad Selection of Products.  Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We believe that our ability to offer customers a broad spectrum of industry and exclusive brand and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. We offer approximately 850,000 SKUs, many of which are in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping and Next-Day Delivery.  Excluding CCSG, we guarantee same-day shipping of our core metalworking and MRO products. This prompt fulfillment and delivery allows customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding our CCSG business), which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges. Historically, our results indicate that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available.

Superior Customer Service.  Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC’s in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross‑check inventory items using customer product codes previously entered into our information systems, and arrange or provide technical assistance. We believe that our simple, “one call does it all” philosophy of fulfilling all purchasing needs of a customer through highly trained customer service representatives, supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, eCommerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

We also offer our customers technical support in our value-added solutions for their diverse procurement needs, as well as customized one-on-one service through our field or telemarketing sales representatives. We continue to develop our technical support capabilities in order to better serve our customers.  Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity. We deliver this support through a field-based team of metalworking specialists that provide on-site technical applications support for our customers. In addition, we have centralized technical support teams that can provide phone and email support to both our sales teams and customers on MRO products and applications.

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs available on the MSC Websites (approximately 850,000 SKUs) and enables the customer and the sales representatives to determine the availability of products in stock on a real-time basis and to evaluate alternative products and pricing. The MSC Websites contain a searchable online catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce‑enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels at their sites, reducing consumption, and providing product accountability. The vending solutions also broaden the range of products that customers may purchase from MSC, as customers with vending solutions often choose to also reduce their overall number of vendors.  MSC’s vending solutions include different kinds of machines such as storage lockers or carousels, that can stand alone or be combined with other machines.  MSC vending machines use network or web-based software to enable customers to manage inventory throughout their production areas.

Advanced Technologies and www.mscdirect.com.  We offer advanced technologies that reduce customers’ acquisition costs for MRO supplies. These programs include solutions such as vending, VMI, CMI, eCommerce, eProcurement, and workflow management tools.  Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials ordering process by using Internet‑enabled solutions. We have associations with many of these providers, including ARIBA (now part of SAP), Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Competitive Pricing.  Customers are increasingly evaluating their total cost of procurement, of which pricing is a component. We offer market competitive pricing to our customers reflective of the service level and solutions we provide in reducing our customers’ overall procurement costs.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout North America. We continue to implement our strategies to gain market share against other suppliers, generate new customers, increase sales to existing customers, and diversify our customer base by:

•expanding government and national account programs;

•expanding our direct sales force and increasing their productivity;

•expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing;

•increasing sales from existing customers and generating new customers by offering various value-added programs designed to reduce our customers’ supply chain costs, including vendor and customer managed inventory, along with point-of-use vending;

•expanding our product lines, including the addition of new products and exclusive brand alternatives;

•improving our direct marketing programs;

•enhancing our eCommerce capabilities;

•improving our excellent customer support service and technical support capabilities; and

•selectively pursuing strategic acquisitions.

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

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. As of August 30, 2014, we had 1,923 field sales representatives, including U.K. and Mexico operations, and 1,153 in-bound sales representatives. We believe that continued investment in our sales force enables us to increase our market share, and we will continue to do so.

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

Increasing sales from existing customers and generating new customers with various value‑added programs.  In order to increase sales to existing customers and generate new customers, we offer value‑added programs that reduce customers’ acquisition costs for MRO supplies. Value‑added programs include: business needs analysis; inventory management solutions such as vending, VMI, CMI and eCommerce; training; and workflow management tools.  Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers.

Increasing the number of product lines and productive SKUs.    Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal year 2014, we added approximately 180,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to 850,000. This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,200,000. We expect this SKU expansion plan driven by our eCommerce strategy to continue throughout fiscal 2015.

The most recent MSC catalog issued in September 2014 merchandises approximately 505,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 16% of these SKUs are MSC exclusive brands.  We guarantee same-day shipping of our core metalworking and MRO products, and offer next-day delivery on qualifying orders placed up until 8:00 P.M., Eastern Time. We fulfill our same-day shipment guarantee approximately 99% of the time.

We have also begun to leverage the depth and breadth of MSC’s product portfolio within our CCSG sales channel and have extended full access of MSC catalog SKUs to the CCSG sales team.

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

Enhancing eCommerce capabilities.  MSC’s Websites are a proprietary business-to-business horizontal marketplace serving the metalworking and MRO market and are supported by the complete MSC service model. All qualified orders placed online at mscdirect.com are backed by our same-day shipping guarantee, unless otherwise stated. The MSC Websites utilize the same highly trained sales force and support services as MSC’s traditional business, emphasizing MSC’s values of placing customers’ needs first. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customer’s desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC Websites and solicit customer feedback, making on-going improvements targeted at ensuring that they remain premier websites in our marketplace. The marketing campaign of the MSC Websites continues to raise awareness and drive volume to the websites.

Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials ordering process by using Internet‑enabled solutions. We have associations with many of these providers, including ARIBA (now part of SAP), Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

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

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. The Company completed one acquisition, CCSG, during fiscal year 2013.  We believe that the highly fragmented nature of the MRO supply industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds and/or additional debt.

Products

Our products represent a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission components; and electrical supplies. We believe that by offering a large number of SKUs, we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value‑adding products to our existing product categories. Our assortment of products from multiple manufacturers at different price and quality levels, provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific application on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, exclusive brand, and generic products, as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2014, fiscal 2013, or fiscal 2012.

The CCSG acquisition not only strengthens MSC’s product offering in categories such as fasteners, fittings, and other maintenance consumables, it also brings best-in-class pre-planned assortments of those products, in the package quantities, configurations, and installations found most desirable by customers.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 80% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our primary customer fulfillment centers are managed via computer‑based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize twelve customer fulfillment centers for product shipment. Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio.  In addition, we operate 7 smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, United Kingdom; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 1000 companies, to government agencies. Our core business focuses on selling relatively higher margin, lower volume products, for which we had an average order size of approximately $409 in fiscal 2014. CCSG participates primarily in the Fastener and Class C (“Consumables”) product categories and has significantly increased MSC’s presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2014), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

Another focus area for our sales force is the execution of contracts with various federal, state, and local government agencies.  These relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include large and small military bases, veterans’ hospitals, federal correctional facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, we continue to pursue and are engaged in a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and agencies.

Our national account program also includes large, Fortune 1000 companies as well as large privately-held companies, and international companies doing business in the U.S. The MSC value proposition is consistent with the procurement strategies of these companies as they seek to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain while providing them a higher degree of visibility utilizing eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions.  We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

Typically, a customer’s industrial supply purchases are managed by several buyers within its organization responsible for different categories of products. In fiscal year 2013, we implemented advanced analytics and the findings from an advanced buyer segmentation study to significantly increase the return on our direct marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continued to play an important role in our efforts, we accelerated a shift in our focus to search engine marketing, email marketing and online advertising in line with changes in our customers’ buying behavior.  We use our own database of over three million contacts together with external mailing lists to target our offline and online investments to buyers with the highest likelihood to buy from MSC. By applying new analytics and moving expenditures to more efficient online tactics, we reduced publication circulation while significantly increasing revenue contribution.

Our sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our “one call does it all” philosophy is predicated on the ability of the sales representative, utilizing our information systems’ comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative taking the call has immediate access to that customer’s company and specific buyer profile, as well as inventory levels by the customer fulfillment center on all of the SKUs offered by MSC. The customer’s profile includes historical and current billing information, historical purchasing information, and plant and industry information.

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

As of August 30, 2014, we had 1,923 field sales representatives working throughout North America and the U.K. Our field sales representatives are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch‑point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 103 branch offices. There are 101 branch offices within the United States located in 40 states, and one location in each of the U.K. and Mexico. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. There were no branch openings during fiscal 2014.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which contains a comprehensive offering across all product lines, and the MSC Metalworking catalog, which is focused on our metalworking product offering along with a broad range of ancillary products.  We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. We distribute specialty and promotional catalogs and brochures based on information in our databases and purchased mailing lists of customers whose purchasing history or profile suggests that they are most likely to purchase according to specific product categories or product promotions. Consequently, specialty and promotional catalogs offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

Historically, MSC’s in-house marketing staff has primarily designed and produced all of our catalogs and brochures, but we have begun outsourcing more and more of these capabilities to experts in these areas. Each publication contains photographs, detailed product descriptions and a toll-free telephone number and website address to be used by customers to place a product order.

We balance ongoing strategies to improve direct marketing productivity and increase overall return on advertising dollars spent against programs designed to increase revenue and lifetime value. As a result, the quantity mailed from year to year may fluctuate as we develop programs to target greater product penetration at existing customers, acquire new customers, and develop new industry sectors.

	Fiscal Years Ended (1)
	September 1, 2012 (53 weeks)	August 31, 2013 (52 weeks)	August 30, 2014 (52 weeks)
Number of publication titles	100	95	101
Number of publications mailed	18,032,000	16,308,000	18,152,000

(1)	Fiscal years 2013 and 2012 exclude CCSG

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

Information Systems

Our core business’ information systems allow centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our eCommerce environment is built upon a combined platform of our own intellectual property, state of the art software components from the world’s leading internet technology providers and world class product data. This powerful combination of resources allows us to deliver an unmatched online shopping experience to our customers with extremely high levels of reliability and resiliency.

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

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and an Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing. We provide product information and ordering capabilities on the MSC Websites. We also maintain a proprietary hardware and software platform in support of our VMI program which allows customers to integrate scanner‑accumulated orders directly into our Sales Order Entry system and website. Our CMI program allows our customers to simply and effectively replenish inventory by submitting orders directly to our website. Our customized vending systems are used by our customers in manufacturing plants across the U.S. to help them achieve supply chain and shop floor optimization, through inventory management and reduced tooling and labor costs. Our VMI, CMI and vending capabilities function directly as front-end ordering systems for our e-Portal based customers. These solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud based computing.

Our core business’ systems run in a highly distributed computing environment and utilize world class software and hardware platforms from key partners, including IBM, SAP and Oracle.  We utilize disaster recovery techniques and procedures, which are adequate to fulfill our needs and are consistent with best practices in enterprise IT. Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates is adequate to support our current needs.

With the advent of advanced mobile technologies such as smart phones and tablets, access to information and decision making can now be made anytime, anywhere. Recognizing this need, we have deployed technology to securely manage and maintain access to enterprise information from mobile devices that meet our security standards. Our sales force is equipped with proprietary mobile technology that allows them to tap into the power of MSC’s supply chain directly from our customers’ manufacturing plants to make sure that critical inventory is always on site and available. In addition, we are enhancing our customer websites and portals to reflect this new mobile reality at a pace in line with customer adoption of mobile technology.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional or national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We also face emerging competitors participating primarily in the online distribution space whose primary customers we believe are typically individuals and small merchants. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a large variety of product offerings, financial resources, services or a combination of all of these factors. In the industrial products market, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

During any given time period, we may be impacted by our industrial customers’ plant shutdowns (particularly during the summer months or our fourth fiscal quarter). In addition, we may be impacted by weather-related disruptions.

Compliance with Health and Safety and Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. health and safety and environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters in an effort to ensure that our operations are in compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of sites are a normal and recurring part of our operations. With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with applicable environmental laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position.

Associates

As of August 30, 2014, we employed 6,576 associates (6,465 full-time and 111 part-time associates), which includes our U.K., Mexico and Canada operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

When, as occurred in the latest economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

In addition, as various sectors of our industrial customer base face increased foreign competition, and in fact lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

We may encounter difficulties with acquisitions, which could harm our business.

We have completed several acquisitions of businesses, including our acquisition of CCSG completed in fiscal 2013, and we expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

Acquisitions involve numerous risks and challenges, including the following:

•diversion of management’s attention from the normal operation of our business;

•potential loss of key associates and customers of the acquired companies;

•difficulties managing and integrating operations in geographically dispersed locations;

•the potential for deficiencies in internal controls at acquired companies;

•increases in our expenses and working capital requirements, which reduce our return on invested capital;

•lack of experience operating in the geographic market or industry sector of the acquired business; and

•exposure to unanticipated liabilities of acquired companies.

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

We also face emerging competitors participating primarily in the online distribution space whose primary customers we believe are typically individuals and small merchants.

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

Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions, including winter storms, could adversely affect demand for our products in particularly hard hit regions and impact our sales.

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

We believe that our information technology (“IT”) systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins, and cyber-attacks. The failure of our IT systems to perform as we anticipate could disrupt our business and could result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers. In addition, changes to our information systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our ability to offer a combination of well-known brand name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers.  The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices, or the loss of a key brand could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond our control. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Opening or expanding our customer fulfillment centers exposes us to risks of delays and may affect our operating results.

In the future, as part of our long-term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration and intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, the opening of new customer fulfillment centers would have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center. Additionally, until sales volumes mature at new customer fulfillment centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new customer fulfillment centers could have a material adverse effect on our geographic expansion and may impact results of operations.

In order to support our growth strategy and maintain our signature service model as we grow, we recently built a new customer fulfillment center in Columbus, Ohio. We spent approximately $49.9 million in fiscal 2014 and $6.4 million in fiscal 2013 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

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

We are subject to disclosure requirements of our use of “conflict minerals” in certain of the products we distribute, which will impose costs on us and could raise reputational and other risks.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure requirements regarding the use of certain minerals, known as “conflict minerals”, that are mined from the Democratic Republic of the Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the rules and the source of any 'conflict minerals' used in those products. In addition, these rules could adversely affect the sourcing, pricing and availability of materials used in the manufacture of certain of our products. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

As of August 30, 2014, our combined goodwill and indefinite life intangible assets amounted to $644.3 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2014 and fiscal year 2013, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 17, 2014, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.8% of the outstanding shares of our Class A common stock, giving them control over approximately 73.8% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Atlanta, Georgia	721,000	1990	Leased (1)
Elkhart, Indiana	545,000	1996	Owned
Harrisburg, Pennsylvania	637,000	1997	Owned
Reno, Nevada	419,000	1999	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Columbus, Ohio	468,000	2014	Owned
Hanover Park, Illinois	112,000	2003	Leased
Dallas, Texas	103,000	2003	Leased
Edmonton, Canada	32,000	2007	Leased
Beamsville, Canada	110,000	2004	Owned
Moncton, Canada	16,000	1981	Owned
Shelbyville, Kentucky(2)	110,000	1973	Owned

(1)	The related party lease for this facility expires on July 1, 2030.
(2)	Repackaging and replenishment center.

We maintain 101 branch offices within the United States located in 40 states and one location in each of the U.K. and Mexico. The branches range in size from 1,000 to 75,000 square feet. The leases for these branch offices will expire at various periods between October 2014 and December 2020. The aggregate annual lease payments on these branch offices and the leased customer fulfillment centers in fiscal 2014 were approximately $16.3 million.

We maintain our co-located headquarters at a 170,000 square foot facility that we own in Melville, New York and a 162,000 square foot facility that we own in Davidson, North Carolina. In addition, we maintain office space in a 50,000 square foot facility that we lease in Southfield, Michigan. We believe that our existing facilities are adequate for our current needs and will be adequate for the foreseeable future; we also expect that suitable additional space will be available as needed.

In order to support our growth strategy and maintain our signature service model as we grow, we recently built a new customer fulfillment center in Columbus, Ohio. We began operations on September 30, 2014.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MSM”. MSC’s Class B common stock is not traded in any public market.

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from September 2, 2012 to August 30, 2014:

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended August 30, 2014	High	Low	Class A & Class B
First Quarter – November 30, 2013	$87.54	$74.87	$0.33
Second Quarter – March 1, 2014	89.36	76.33	0.33
Third Quarter – May 31, 2014	93.02	84.08	0.33
Fourth Quarter – August 30, 2014	96.62	84.26	0.33

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended August 31, 2013	High	Low	Class A & Class B
First Quarter – December 1, 2012	$74.60	$67.18	$0.30
Second Quarter – March 2, 2013	86.54	70.30	0.30
Third Quarter – June 1, 2013	87.79	76.33	0.30
Fourth Quarter – August 31, 2013	84.62	76.00	0.30

On July 10, 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $1.32 and $1.20 per share for fiscal 2014 and fiscal 2013, respectively. This policy is reviewed periodically by the Board of Directors.

On October 27, 2014, our Board of Directors approved a special cash dividend of $3.00 per share in addition to our regular quarterly cash dividend approved by our Board of Directors on October 22, 2014 of $0.40 per share, payable on November 26, 2014 to shareholders of record at the close of business on November 18, 2014. The special and regular dividend totaling $3.40 per share will result in a payment in the aggregate amount of approximately $209.4 million, based on the number of shares outstanding at October 22, 2014.

On October 17, 2014, the last reported sales price for MSC’s Class A common stock on the NYSE was $81.91 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 17, 2014 was 562. The number of holders of record of MSC’s Class B common stock as of October 17, 2014 was 50.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/01/14-07/01/14	85	$88.12	—	2,931,173
07/02/14-08/01/14	507,085	88.72	500,000	2,431,173
08/02/14-08/30/14	357,278	86.09	356,530	2,074,643
Total	864,448	$87.63	856,530

(1)During the three months ended August 30, 2014, 7,918 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of August 30, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,074,643 shares. There is no expiration date for the Repurchase Plan.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and The Dow Jones US Business Support Services Index. The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 29, 2009 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 29, 2009 through August 30, 2014

	8/29/2009	8/28/2010	8/27/2011	9/1/2012	8/31/2013	8/30/2014
MSC Industrial Direct Co., Inc.	100.00	117.27	154.82	184.47	205.59	247.60
S&P Midcap 400	100.00	111.87	137.48	155.00	191.75	236.33
Dow Jones US Business Support Services	100.00	102.29	132.04	156.89	199.56	232.76

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 1, 2012, August 31, 2013 and August 30, 2014 and the selected consolidated balance sheet data as of August 31, 2013 and August 30, 2014 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 28, 2010 and August 27, 2011 and the selected consolidated balance sheet data as of August 28, 2010, August 27, 2011, and September 1, 2012 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 28, 2010 (52 weeks)	August 27, 2011 (52 weeks)	September 1, 2012 (53 weeks)	August 31, 2013 (52 weeks)	August 30, 2014 (52 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$1,692,041	$2,021,792	$2,355,918	$2,457,649	$2,787,122
Gross profit	766,939	940,925	1,078,203	1,118,516	1,286,256
Operating expenses	525,120	591,160	665,987	732,990	903,072
Income from operations	241,819	349,765	412,216	385,526	383,184
Income taxes	90,455	130,544	153,111	145,434	143,458
Net income	150,373	218,786	259,031	237,995	236,067
Net income per common share:
Basic	2.39	3.45	4.12	3.77	3.78
Diluted	2.37	3.43	4.09	3.75	3.76
Weighted average common shares outstanding:
Basic	62,438	62,902	62,434	62,695	62,026
Diluted	62,930	63,324	62,803	63,011	62,339
Cash dividends declared per common share(2)	$0.82	$1.88	$1.00	$1.20	$1.32
Consolidated Balance Sheet Data (at period end):
Working capital	$486,251	$586,232	$749,596	$679,910	$652,251
Total assets	1,153,323	1,244,423	1,444,876	1,943,003	2,060,747
Short-term debt including capital lease and financing obligations	39,361	—	1,007	14,184	96,829
Long-term debt including capital lease obligations, net of current maturities	—	—	2,189	241,566	240,235
Deferred income taxes and tax uncertainties	63,158	79,109	85,061	97,475	112,785
Shareholders’ equity	899,880	993,112	1,187,111	1,390,383	1,398,563
Selected Operating Data:(1), (3)
Active customers	320	320	325	322	364
Approximate Number of SKUs	600	600	600	685	850
Orders shipped	5,309	5,784	6,150	5,957	6,630
Number of publications mailed	21,700	18,600	18,032	16,308	18,152
Number of publication titles (not in thousands)	110	111	100	95	101

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”
(2)	In the first quarter of fiscal 2011, the Company paid a special cash dividend of $1.00 per share.
(3)	CCSG data is included in Selected Operating Data beginning in fiscal 2014.

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

We offer approximately 850,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers and 103 branch offices. We employ one of the industry’s largest sales forces. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding our CCSG business) for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

For the fiscal years ended August 30, 2014 and August 31, 2013, net sales increased by 13.4% and 4.3% (6.4% on an average daily sales basis), respectively, over the 2013 and 2012 fiscal years. As discussed below, during the fiscal third quarter of 2013, we acquired substantially all of the assets and assumed certain liabilities of CCSG. CCSG contributed $292.2 million and $108.4 million of net sales for the fiscal years ended August 30, 2014 and August 31, 2013, respectively. Our financial results for fiscal years 2014 and 2013 reflect execution of our growth strategies, including the CCSG acquisition, to increase revenues. We have also invested in our business by increasing our sales force, increasing our investment in vending solutions, making technology investments to improve our electronic procurement tools, and making productivity and infrastructure investments. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same-day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. A substantial portion of our revenues came from sales in the manufacturing sector during fiscal 2014, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index evidenced an expanding manufacturing sector environment throughout most of our fiscal year 2013 and this trend continued throughout our fiscal year 2014 and into fiscal year 2015. The ISM index was 56.6% for the month of September 2014 and averaged 55.6% for the past twelve months.  Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, inventories and employment are growing, while supplier deliveries have slowed from the previous month.

From early fiscal year 2013 until the second quarter of fiscal 2014, we experienced a divergence between the ISM index and the core metalworking manufacturing sector that is more reflective of our business environment. Metalworking related indices contracted during fiscal year 2013. This rate of contraction slowed during our fourth quarter of fiscal 2013 and these indices have more recently experienced moderate growth.  Our sales growth in fiscal year 2013 was impacted by the instability in the overall manufacturing sector as well as the weakness in the metalworking manufacturing sector, which comprise our core business. The overall manufacturing sector, particularly the metalworking manufacturing sector, improved during our fiscal year 2014 and this has resulted in our increased sales growth rates. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

We continue to focus on expanding our Large Account Customer business, which consists of our government and national account customers and has become an important component of our overall customer mix, revenue base, and planned business expansion. Servicing our Large Account Customer business is more complex as we look to provide customer specific solutions as our Larger Account Customers continue to focus on ways to drive costs out of their businesses.  By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. Sales to our government accounts represented approximately 8% of our total sales for the fiscal years ended August 30, 2014 and August 31, 2013. In addition to our focus on our Large

Account Customer business, we continue to plan for increasing the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases based on the economic conditions at the time. We have increased the number of field sales associates to 1,923 (including U.K. and Mexico operations) at August 30, 2014 as compared to 1,790 (including U.K. and Mexico operations) at August 31, 2013.

Our gross profit margin increased in fiscal year 2014 to 46.1% from 45.5% in fiscal 2013. The increase in gross profit margin was primarily driven by higher gross margins from CCSG which includes a full year’s impact in fiscal 2014 compared to only a portion of the year in fiscal 2013, partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs. Our gross profit margin decreased in fiscal year 2013 to 45.5% from 45.8% in fiscal 2012. The decrease in gross margin was primarily driven by increases in product costs, changes in customer and product mix and lower gross margins from our vending program, partially offset by higher gross margins from CCSG which was included in our results for only a portion of the year in fiscal 2013.

Operating expenses increased 23.2% and 10.1% in fiscal years 2014 and 2013, respectively, as compared to fiscal years 2013 and 2012. The increase is primarily the result of additional operating expenses incurred as a result of the acquired CCSG operations. In addition, we incurred operating expenses for fiscal years 2014 and 2013 related to non-recurring integration costs and restructuring charges associated with the acquisition. Excluding CCSG, operating expenses increased as a result of increased payroll and payroll related costs, increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs, and increased advertising costs.

The increase in payroll and payroll related costs in fiscal year 2014, as compared to fiscal year 2013 is primarily due to increased costs associated with the acquired CCSG operations, increased incentive compensation, additional sales associate headcount and increased fringe benefit costs.  The increase in payroll and payroll related costs in fiscal year 2013, as compared to fiscal year 2012 is primarily a result of the additional expenses incurred as a result of the CCSG acquisition, additional sales associate headcount and increased fringe benefit costs.  Medical costs of our self-insured group health plan increased in fiscal years 2014 and 2013 as compared to the prior years as a result of an increase in the number of participants in the plan as well as an increase in the number of medical claims filed by participants.  In fiscal year 2014 as compared to fiscal year 2013, the average cost per claim also increased.

Our income from operations as a percentage of net sales decreased to 13.7% for fiscal year 2014 from 15.7% for fiscal year 2013 as a result of increased operating expenses as discussed above. Our income from operations as a percentage of net sales decreased to 15.7% for fiscal year 2013 from 17.5% for fiscal year 2012 as a result of increased operating expenses as a result of additional operating expenses primarily related to the acquired CCSG operations, as well as non-recurring transaction and integration costs associated with the acquisition.  We expect operating costs to continue to increase throughout fiscal year 2015 as compared to fiscal year 2014 due to operating costs associated with our new customer fulfillment center in Columbus, Ohio, which began operations in September 2014, increased compensation expenses and fringe benefits costs related to growth investment in field sales associate headcount expansion, and increased costs associated with executing on our vending and other investment programs. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain or extend credit to our credit worthy customers and maintain optimal inventory and service levels to meet customer demands during challenging economic conditions, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our CMI, VMI, and vending programs.

On April 22, 2013, we acquired substantially all of the assets and assumed certain liabilities of CCSG, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between us and Barnes Group. In connection with the acquisition, the total cash consideration we paid to Barnes Group was $547.3 million which is net of a post-closing working capital adjustment in the amount of $1.4 million that we received in September 2013. The acquisition was funded in part with borrowings under our new unsecured Credit Facility, which was closed simultaneously with the acquisition, and the remainder was funded from available cash reserves.

Results of Operations

Net Sales

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)
Net Sales	$2,787,122	$2,457,649	13.4%	$2,457,649	$2,355,918	4.3%

Net sales increased 13.4%, or approximately $329.5 million, for the fiscal year ended 2014. We estimate that this $329.5 million increase in net sales is comprised of: (i) approximately $183.8 million of incremental net sales from CCSG operations,  reflecting a full year of CCSG net sales, as compared to CCSG net sales for only a portion of the year in fiscal 2013; (ii) approximately $128.7 million of higher sales volume; and (iii) approximately $17.0 million from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. Of the above $329.5 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $82.3 million and there was an increase in our remaining business of approximately $247.2 million.

Net sales increased 4.3% (6.4% on an average daily sales basis), or approximately $101.7 million for the fiscal year ended 2013.  We estimate that this $101.7 million increase in net sales is comprised of: (i) approximately $108.4 million of net sales from CCSG operations,  which we acquired in April 2013; and (ii) approximately $31.8 million from improved pricing, which is partially offset by changes in customer and product mix, discounting and other items. This increase is offset by one less sales week in the fiscal year 2013 and lower sales volume. Of the $101.7 million increase in net sales, our Large Account Customer program increased by approximately $4.3 million and there was an increase in our remaining business of approximately $97.4 million.

The table below shows the pattern to the change in our fiscal quarterly and annual average daily sales from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change – Total Company
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q4 (1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended

2014 vs. 2013	7.8%	13.1%	16.2%	17.5%	13.4%
2013 vs. 2012	12.7%	5.7%	1.2%	5.8%	6.4%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Excluding CCSG and U.K. operations, the trends noted above can be further analyzed by customer type.  Our manufacturing customers currently represent approximately 76% of our business and our non-manufacturing customers currently represent approximately 24% of our business. The tables below show the pattern to the change in our fiscal quarterly average daily sales by customer type from the same periods in the prior fiscal year. CCSG operations are excluded from the data in the tables below until we have annual comparative information.

Average Daily Sales Percentage Change – Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q4 (1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended

2014 vs. 2013	7.4%	6.3%	3.9%	5.1%	5.8%
2013 vs. 2012	0.0%	(0.3)%	1.3%	6.2%	1.6%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Average Daily Sales Percentage Change – Non-Manufacturing Customers
(unaudited)

Fiscal Periods	Thirteen Week Period Ended Fiscal Q4 (1)	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Fiscal Year Ended

2014 vs. 2013	11.6%	8.9%	3.1%	3.9%	6.8%
2013 vs. 2012	1.0%	0.9%	0.4%	4.9%	1.7%

(1)	The fourth quarter of fiscal 2012 contained fourteen weeks.

Exclusive of customers in the U.K., average order size increased to approximately $409 in fiscal 2014 as compared to $403 in fiscal 2013 (fiscal 2013 excludes CCSG).

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Excluding CCSG, sales made through our eCommerce platforms, including sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, were $1,198.2 million in fiscal 2014, representing 48.0% of consolidated net sales, compared to $1,034.7 million in fiscal 2013, representing 44.0% of consolidated net sales.

We grew our field sales associate headcount to 1,923 at August 30, 2014, an increase of approximately 7.4% from field sales associates of 1,790 at August 31, 2013. There were no branch openings during fiscal 2014. Field sales associate headcount also increased 63.5% to 1,790 associates at August 31, 2013 from 1,095 associates at September 1, 2012. This included 667 field sales associates added in fiscal 2013 as a result of the CCSG acquisition. These increases support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to continue to increase our field sales associate headcount through fiscal 2015. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions and our selected mix of growth investments.

Gross Profit

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Gross Profit	$1,286,256	$1,118,516	15.0%	$1,118,516	$1,078,203	3.7%
Gross Profit Margin	46.1%	45.5%		45.5%	45.8%

Gross profit margin increased in fiscal 2014 primarily as a result of higher gross margins from CCSG, which included a full year of impact in fiscal 2014 compared to only a portion of the year in fiscal 2013. This was partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs. Price increases were constrained as a result of low commodity inflation.

Gross profit margin decreased in fiscal 2013 primarily as a result of increased costs of our products, changes in customer and product mix, and the temporary impact of lower gross profit margins from our vending programs.  This was partially offset by higher gross margins from CCSG operations, which was included in our results for a portion of the year in fiscal 2013.

Operating Expenses

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Operating Expenses	$903,072	$732,990	23.2%	$732,990	$665,987	10.1%
Percentage of Net Sales	32.4%	29.8%		29.8%	28.3%

The increase in operating expenses in dollars and as a percentage of net sales for fiscal years 2014 and 2013, as compared to the respective prior period, was primarily a result of additional operating expenses incurred as a result of the acquired CCSG operations, as well as non-recurring integration costs and restructuring charges associated with the acquisition.

CCSG’s operating expenses accounted for approximately $144.6 million and $52.1 million of total operating expenses for fiscal 2014 and fiscal 2013, respectively. In addition, approximately $11.8 million and $11.6 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were also included in operating expenses for fiscal 2014 and fiscal 2013, respectively. Excluding CCSG, operating expenses increased in fiscal 2014 primarily due to an increase in payroll and payroll related costs (including an increase in incentive compensation), increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs, increased costs associated with our vending program and increased advertising costs. In addition, approximately $3.0 million of executive separation costs is included in operating expenses for fiscal 2014.

Excluding CCSG, operating expenses increased in fiscal 2013 as compared to fiscal 2012, primarily due to an increase in payroll and payroll related costs, costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina of approximately $4.3 million, and costs associated with our vending program. These costs were offset by the one less week in fiscal 2013 as compared to fiscal 2012, the Company’s cost containment initiatives and the reduction in the annual bonus expense accrual for fiscal 2013 compared to fiscal 2012 due to the Company’s fiscal 2013 performance.

Payroll and payroll related costs represented approximately 53.5%, 54.0%, and 54.8%, of total operating expenses in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased in fiscal 2014 as compared to fiscal 2013, primarily due to increased costs associated with the acquired CCSG operations, increased incentive compensation as the fiscal 2014 bonus payout is expected to be made at higher levels than for fiscal 2013, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives.  These costs increased in fiscal 2013 as compared to fiscal 2012 as a result of increased costs associated with the acquired CCSG operations, increased fringe benefit costs, and an increase in our staffing levels, primarily related to sales associates, other program development and volume related positions to support our growth initiatives, as well as significant investments in vending programs.  Payroll and payroll related costs decreased as a percentage of operating expenses for fiscal year 2014 as compared to fiscal year 2013 as a result of increases in other operating expenses due to the factors discussed above. Payroll and payroll related costs decreased as a percentage of operating expenses for fiscal year 2013 as compared to fiscal year 2012 as a result of lower commissions and the reduction in the annual bonus expense accrual as discussed above and as a result of increased other operating expenses due to the factors discussed above.

We experienced an increase in the medical costs of our self-insured group health plan in fiscal 2014 and fiscal 2013 compared to fiscal 2013 and fiscal 2012, respectively. This is a result of an increased number of participants in the plan and an increase in the number of medical claims primarily due to additional headcount as a result of the CCSG acquisition. The number of medical claims filed increased 15.4% in fiscal 2014 as compared to fiscal 2013, which was driven by increased associate participation in the plan through increased company headcount. The average cost per claim increased by 8.7% in fiscal 2014 as compared to fiscal 2013. The number of medical claims filed increased 5.0% in fiscal 2013 as compared to fiscal 2012. The average cost per claim increased by 3.5% in fiscal 2013 as compared to fiscal 2012.

Freight expense was approximately $119.8 million, $105.2 million, and $102.6 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The primary driver of the increase in freight expense dollars in fiscal 2014 compared to fiscal 2013 was increased sales from the acquired CCSG business. The primary drivers of the increase in freight expense dollars in fiscal 2013 compared to fiscal 2012 were increased sales from the acquired CCSG business, offset by lower rates negotiated with freight carriers and a decrease in the number of packages shipped.

Income from Operations

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Income from Operations	$383,184	$385,526	(0.6)%	$385,526	$412,216	(6.5)%
Percentage of Net Sales	13.7%	15.7%		15.7%	17.5%

Income from operations for fiscal 2014 was $383.2 million, a decrease of $2.3 million, or 0.6% as compared to fiscal 2013, and as a percentage of net sales, decreased to 13.7% in fiscal 2014 from 15.7% in fiscal 2013. The decrease in income from operations was primarily attributable to the increases in operating expenses described above. Included in operating expenses for fiscal 2014 were non-recurring integration costs and restructuring charges associated with the CCSG acquisition and costs associated with the establishment of our new co-located headquarters in Davidson, North Carolina, which we expect to be insignificant in fiscal 2015. This decrease in income from operations was offset in part by increases in net sales and gross profit described above.  Income from operations as a percentage of net sales decreased in fiscal 2014 as compared to fiscal 2013 due to increases in operating expenses as discussed above.

Income from operations for fiscal 2013 was $385.5 million, a decrease of $26.7 million, or 6.5% as compared to fiscal 2012, and as a percentage of net sales, decreased to 15.7% in fiscal 2013 from 17.5% in fiscal 2012. The dollar decrease in income from operations was primarily attributable to the increase in operating expenses as described above and the one less week in fiscal 2013 as compared to fiscal 2012. Income from operations as a percentage of net sales decreased in fiscal 2013 as compared to fiscal 2012 due to the decrease in the gross profit margin and increase in operating expenses as a percentage of sales as discussed above.

Interest Expense

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Interest Expense	$(3,874)	$(2,164)	79.0%	$(2,164)	$(241)	797.9%

The increase in interest expense for fiscal 2014 compared to fiscal 2013 was primarily due to our borrowings under our Credit Facility. We incurred interest expense on the outstanding balance of our Credit Facility for the full year during fiscal 2014 compared to only a portion of the year in fiscal 2013. The increase in interest expense for fiscal 2013 compared to fiscal 2012 was primarily due to our borrowings under our Credit Facility entered into in connection with the acquisition of CCSG. We did not have any outstanding borrowings under our old credit facility as of September 1, 2012 or at any time during the fiscal year ended September 1, 2012.

Provision for Income Taxes

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Provision for Income Taxes	$143,458	$145,434	(1.4)%	$145,434	$153,111	(5.0)%
Effective Tax Rate	37.80%	37.93%		37.93%	37.15%

Our fiscal 2014 effective tax rate was 37.80% as compared to 37.93% in fiscal 2013. Our fiscal 2013 effective tax rate was 37.93% as compared to 37.15% in fiscal 2012. These fluctuations resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

	Fiscal Years Ended			Fiscal Years Ended
	August 30,	August 31,	Percentage	August 31,	September 1,	Percentage
	2014	2013	Change	2013	2012	Change

	(Dollars in thousands)			(Dollars in thousands)
Net Income	$236,067	$237,995	(0.8)%	$237,995	$259,031	(8.1)%
Diluted Earnings Per Share	$3.76	$3.75	0.3%	$3.75	$4.09	(8.3)%

The factors which affected net income for fiscal 2014 and fiscal 2013 as compared to prior periods have been discussed above. The repurchase of approximately 2.4 million shares of our Class A common stock increased diluted earnings per share for fiscal year 2014. We repurchased approximately 0.1 million shares of our Class A common stock in fiscal year 2013.

Liquidity and Capital Resources

As of August 30, 2014, we held $47.2 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities and facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At August 30, 2014, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $337.1 million. At August 31, 2013, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $255.8 million.

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

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility.

In April 2013, we financed $370.0 million of the CCSG purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. This financing consisted of borrowings of $120.0 million under the revolving loan facility and borrowings of $250.0 million of the term loan facility. During fiscal 2013, we repaid the remaining outstanding balance of $120.0 million on the revolving loan facility.

During fiscal 2014, we borrowed $135.0 million under the revolving loan facility, of which $65.0 million was repaid. As of August 30, 2014, there were $237.5 million and $70.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $95.0 million represents current maturities. The Company repaid $50.0 million on the outstanding balance of the revolving loan facility in fiscal 2015.  The current balance of $380.0 million of the revolving loan facility is available for working capital purposes, if necessary. As of August 31, 2013, there were $250.0 million of borrowings outstanding under the term loan facility of the Credit Facility, of which $12.5 million represented current maturities, and no borrowings outstanding under the revolving credit facility. At August 30, 2014, we were in compliance with the operating and financial covenants of the Credit Facility.

Net cash provided by operating activities for the fiscal years ended August 30, 2014 and August 31, 2013 was $272.4 million and $325.4 million, respectively.  There are various increases and decreases contributing to this change.  An increase in inventories and accounts receivable related to increased sales contributed to the majority of the decrease in net cash provided by operating activities.

Net cash provided by operating activities for the fiscal years ended August 31, 2013 and September 1, 2012 was $325.4 million and $234.3 million, respectively.  There are various increases and decreases contributing to this change.  A decrease in the change in inventories contributed to the majority of the increase in net cash provided by operating activities.  The decline in the change in inventories is a result of the decline in our sales growth rate in fiscal 2013 versus fiscal 2012.

Working capital was $652.3 million at August 30, 2014, compared to $679.9 million at August 31, 2013. At these dates, the ratio of current assets to current liabilities was 3.1 and 4.2, respectively. The decrease in working capital and the current ratio is primarily related to the additional borrowings under the Credit Facility in fiscal 2014 and an increase in current maturities of long-term debt.

Net cash used in investing activities for the fiscal years ended August 30, 2014 and August 31, 2013 was $94.2 million and $638.0 million, respectively. The decrease of approximately $543.8 million in net cash used in investing activities resulted primarily from cash used of approximately $548.8 million in the acquisition of CCSG in April 2013.

Net cash used in investing activities for the fiscal years ended August 31, 2013 and September 1, 2012 was $638.0 million and $81.1 million, respectively. The increase of approximately $556.9 million in net cash used in investing activities resulted from an increase in cash used in business acquisitions and an increase in expenditures for property, plant and equipment. Approximately $548.8 million was used for the acquisition of CCSG for fiscal 2013 compared to approximately $32.2 million used for the acquisition of ATS Industrial Supply Co., Inc. for fiscal 2012. The increase of approximately $41.6 million in expenditures for property, plant, and equipment for fiscal 2013 as compared to the prior fiscal year, was primarily due to increased investments in our vending solutions as well as investments in capital expenditures to construct and outfit the facilities in Davidson, North Carolina and Columbus, Ohio, which are discussed below.

Net cash used in financing activities for the fiscal year ended August 30, 2014 was $187.0 million compared to net cash provided by financing activities of $200.1 million for the fiscal year ended August 31, 2013. The major components contributing to the use of cash for fiscal 2014 were the repurchase of shares of Class A common stock of $191.4 million, cash dividends paid of $82.6 million, and repayments on the Credit Facility of $77.5 million related to both the revolving credit note and term loan.  This was partially offset by borrowings under the Credit Facility in the amount of $135.0 million.

Net cash provided by financing activities for the fiscal year ended August 31, 2013 was $200.1 million as compared to net cash used in financing activities of $80.6 million for the fiscal year ended September 1, 2012.  The major component contributing to the source of cash for fiscal 2013 were borrowings of $370.0 million under the Credit Facility, which was entered into in connection with the acquisition of CCSG, offset by repayments on the revolving credit facility of $120.0 million. The other component contributing to the source of cash for fiscal 2013 were net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $21.7 million. Net cash provided by financing activities was partially offset by cash dividends paid of $75.9 million. The major components contributing to the use of cash for fiscal 2012 were the repurchase of shares of Class A common stock of $48.1 million and the cash dividends paid of $63.0 million, partially offset by the net proceeds received from the exercise of the Company’s Class A common stock options in the amount of $22.4 million.

Our Board of Directors has established the MSC Stock Repurchase Plan (the “Repurchase Plan”).  The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On October 21, 2011, our Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5.0 million shares. We repurchased approximately 2.3 million shares of our Class A common stock in the open market for approximately $186.4 million in fiscal year 2014. This amount does not include shares withheld in satisfaction of associate tax withholding obligations relating to restricted share awards.  We did not repurchase any of our Class A common stock in the open market in fiscal year 2013. Any future repurchases will depend on a variety of factors, including price and market conditions. We reissued approximately 54,000 and 53,000 shares of treasury stock during fiscal year 2014 and fiscal year 2013, respectively, to fund our Associate Stock Purchase Plan.

We paid cash dividends to shareholders totaling $82.6 million, $75.9 million and $63.0 million, in fiscal 2014, fiscal 2013, and fiscal 2012 respectively.

On October 27, 2014, our Board of Directors approved a special cash dividend of $3.00 per share in addition to our regular quarterly cash dividend approved by our Board of Directors on October 22, 2014 of $0.40 per share, payable on November 26, 2014 to shareholders of record at the close of business on November 18, 2014. The special and regular dividend totaling $3.40 per share will result in a payment in the aggregate amount of approximately $209.4 million, based on the number of shares outstanding at October 22, 2014.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in fiscal 2014, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, in fiscal 2014, we repurchased approximately 2.4 million shares of our Class A common stock for approximately $191.4 million and returned $82.6 million to shareholders in the form of cash dividends.

In connection with the construction of our co-located corporate headquarters in Davidson, North Carolina, completed in fiscal 2013, we spent approximately $31.9 million and $4.2 million in fiscal years 2013 and 2012, respectively, in capital expenditures, which included the purchase of the land and costs to construct and outfit the facility in Davidson. In addition, we incurred approximately $2.6 million in fiscal 2014 and $4.3 million in fiscal 2013 for non-recurring relocation costs associated with the establishment of our new co-located headquarters.

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $49.9 million in fiscal 2014 and $6.4 million in fiscal 2013 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

In connection with the CCSG acquisition, we incurred approximately $11.8 million in fiscal 2014 for non-recurring integration costs and restructuring charges associated with associate severance costs, stay bonuses and the impairment of long-lived assets due to the closure of facilities. For the 2013 fiscal year, these costs amounted to $11.6 million.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Contractual Obligations

We are affiliated with one real estate entity (the “Affiliate”), which leased our Atlanta Fulfillment Center to us as of August 30, 2014 and August 31, 2013. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts).  Effective November 1, 2010, we relocated from the branch office owned by another affiliated real estate entity and currently lease only our Atlanta Customer

Fulfillment Center from the Affiliate. We paid rent under an operating lease to the Affiliate of approximately $2.3 million for each of fiscal years 2014, 2013, and 2012, in connection with our occupancy of our Atlanta Customer Fulfillment Center.  In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value at its inception.

The following table summarizes our contractual obligations at August 30, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$50,934	$17,623	$26,562	$6,311	$438
Operating lease obligations with Affiliates(1)	40,272	2,314	4,703	4,781	28,474
Capital lease obligations and financing obligations with non-Affiliates(2)	33,053	2,532	1,986	1,297	27,238
Maturities of Credit Facility	307,500	95,000	75,000	137,500	—
Total contractual obligations	$431,759	$117,469	$108,251	$149,889	$56,150

(1)

Certain of our operations are conducted on leased premises, one of which is leased from the Affiliate, as described above. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019.

(2)

As of August 30, 2014, the Company has entered into various capital leases and financing obligations for certain information technology equipment, which expire on varying dates through 2017. In addition, included in this is the long-term capital lease with the Columbus-Franklin County Finance Authority entered into in connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio.

(3)

The Company has recorded a noncurrent liability of $4.7 million for tax uncertainties and interest for the fiscal year ended August 30, 2014.  This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period.  See Note 8 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables.  The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2014, 2013 and 2012, actual results did not vary materially from estimated amounts.

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

Goodwill and Other Intangible Assets

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

At August 30, 2014, our goodwill totaled $629.3 million and our identifiable intangible assets, net totaled $138.3 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than their carrying values. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarter of 2014. The results of this assessment indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts. During fiscal 2013, we performed a qualitative assessment of goodwill and quantitative assessment of intangible assets that have indefinite lives. Based on the results of those assessments performed in fiscal 2013, it was not likely that the fair values were less than the carrying amounts.

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

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board (the “FASB”) and the SEC. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effort that the adoption of the pronouncement may have on its consolidated financial statements.

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The Company has not yet determined the impact the adoption of this proposed standard, as currently drafted, will have on its consolidated financial statements. As of August 30, 2014, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

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

Borrowings under the Credit Facility bear interest, at our option, either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on our consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods. The applicable borrowing rate for us for any borrowings outstanding under the Credit Facility at August 30, 2014 was 1.16%, which represents LIBOR plus 1.0%.

The Credit Facility also requires that we maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries.

As of August 30, 2014, there were $307.5 million of borrowings outstanding under the term loan facility and the revolving credit facility, of which $95.0 million represents current maturities. At August 30, 2014, we were in compliance with the operating and financial covenants of the Credit Facility.

Borrowings under our Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense.  A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $2.6 million under our current capital structure.  We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash and cash equivalents.

We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Risks

Approximately 96% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results.  To the extent that we engage in more significant international sales in the future, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 30, 2014 and August 31, 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended August 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 29, 2014

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 30,	August 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,154	$55,876
Accounts receivable, net of allowance for doubtful accounts of $9,310 and $7,523, respectively	382,784	345,366
Inventories	449,814	419,012
Prepaid expenses and other current assets	40,410	35,464
Deferred income taxes	41,253	37,771
Total current assets	961,415	893,489
Property, plant and equipment, net	294,348	251,536
Goodwill	629,335	630,318
Identifiable intangibles, net	138,314	155,324
Other assets	37,335	12,336
Total assets	$2,060,747	$1,943,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit note	$70,000	$—
Current maturities of long-term debt	26,829	14,184
Accounts payable	116,283	113,636
Accrued liabilities	96,052	85,759
Total current liabilities	309,164	213,579
Long-term debt, net of current maturities	240,235	241,566
Deferred income taxes and tax uncertainties	112,785	97,475
Total liabilities	662,184	552,620
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,980,199 and 54,634,259 shares issued, respectively	56	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 and 14,140,747 shares issued and outstanding, respectively	13	14
Additional paid-in capital	573,730	528,770
Retained earnings	1,286,068	1,132,868
Accumulated other comprehensive loss	(5,054)	(4,427)
Class A treasury stock, at cost, 7,657,386 and 5,340,587 shares, respectively	(456,250)	(266,897)
Total shareholders’ equity	1,398,563	1,390,383
Total liabilities and shareholders’ equity	$2,060,747	$1,943,003

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
NET SALES	$2,787,122	$2,457,649	$2,355,918
COST OF GOODS SOLD	1,500,866	1,339,133	1,277,715
Gross profit	1,286,256	1,118,516	1,078,203
OPERATING EXPENSES	903,072	732,990	665,987
Income from operations	383,184	385,526	412,216
OTHER (EXPENSE) INCOME:
Interest expense	(3,874)	(2,164)	(241)
Interest income	414	117	196
Other expense, net	(199)	(50)	(29)
Total other expense	(3,659)	(2,097)	(74)
Income before provision for income taxes	379,525	383,429	412,142
Provision for income taxes	143,458	145,434	153,111
Net income	$236,067	$237,995	$259,031
PER SHARE INFORMATION:
Net income per common share:
Basic	$3.78	$3.77	$4.12
Diluted	$3.76	$3.75	$4.09
Weighted average shares used in computing net income per common share:
Basic	62,026	62,695	62,434
Diluted	62,339	63,011	62,803

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
Net income, as reported	$236,067	$237,995	$259,031
Foreign currency translation adjustments	(627)	(1,984)	(358)
Comprehensive income	$235,440	$236,011	$258,673

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED AUGUST 30, 2014 (52 weeks), AUGUST 31, 2013 (52 weeks), AND SEPTEMBER 1, 2012 (53 weeks),

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
BALANCE at August 27, 2011	51,123	$51	16,400	$16	$439,035	$775,149	$(2,085)	4,723	$(219,054)	$993,112
Exchange of Class B common stock for Class A common stock	840	1	(840)	—	—	—	—	—	—	1
Exercise of common stock options, including income tax benefits of $5,376	538	1	—	—	27,797	—	—	—	—	27,798
Common stock issued under associate stock purchase plan	—	—	—	—	1,397	—	—	(52)	1,990	3,387
Issuance of restricted common stock, net of cancellations	81	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,262	—	—	—	—	15,262
Purchase of treasury stock	—	—	—	—	—	—	—	671	(48,098)	(48,098)
Cash dividends paid on Class A common stock	—	—	—	—	—	(46,926)	—	—	—	(46,926)
Cash dividends paid on Class B common stock	—	—	—	—	—	(16,098)	—	—	—	(16,098)
Issuance of dividend equivalent units	—	—	—	—	191	(191)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(358)	—	—	(358)
Net income	—	—	—	—	—	259,031	—	—	—	259,031
BALANCE at September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	1,419	2	(1,419)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,621	504	—	—	—	27,285	—	—	—	—	27,285
Common stock issued under associate stock purchase plan	—	—	—	—	1,747	—	—	(53)	2,038	3,785
Issuance of restricted common stock, net of cancellations	129	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,824	—	—	—	—	15,824
Purchase of treasury stock	—	—	—	—	—	—	—	52	(3,773)	(3,773)

Cash dividends paid on Class A common stock	—	—	—	—	—	(58,245)	—	—	—	(58,245)
Cash dividends paid on Class B common stock	—	—	—	—	—	(17,615)	—	—	—	(17,615)
Issuance of dividend equivalent units	—	—	—	—	232	(232)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(1,984)	—	—	(1,984)
Net income	—	—	—	—	—	237,995	—	—	—	237,995
BALANCE at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exchange of Class B common stock for Class A common stock	845	1	(845)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,573	402	—	—	—	26,020	—	—	—	—	26,020
Common stock issued under associate stock purchase plan	—	—	—	—	1,992	—	—	(54)	2,006	3,998
Issuance of restricted common stock, net of cancellations	99	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,688	—	—	—	—	16,688
Purchase of treasury stock	—	—	—	—	—	—	—	2,370	(191,359)	(191,359)
Cash dividends paid on Class A common stock	—	—	—	—	—	(64,393)	—	—	—	(64,393)
Cash dividends paid on Class B common stock	—	—	—	—	—	(18,214)	—	—	—	(18,214)
Issuance of dividend equivalent units	—	—	—	—	260	(260)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(627)	—	—	(627)
Net income	—	—	—	—	—	236,067	—	—	—	236,067
BALANCE at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563

See accompanying notes to consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 30, 2014, AUGUST 31, 2013 AND SEPTEMBER 1, 2012

(In thousands)

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,067	$237,995	$259,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,946	49,479	34,723
Stock-based compensation	16,688	15,824	15,262
Loss on disposal of property, plant, and equipment	2,361	941	1,129
Provision for doubtful accounts	4,629	3,499	3,560
Deferred income taxes and tax uncertainties	11,829	6,360	2,765
Excess tax benefits from stock-based compensation	(5,480)	(6,040)	(4,888)
Write-off of deferred financing costs on previous credit facility	—	594	—
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(41,460)	(15,630)	(30,213)
Inventories	(30,342)	23,409	(45,306)
Prepaid expenses and other current assets	(6,319)	(1,619)	(6,598)
Other assets	1,857	(1,784)	1,268
Accounts payable and accrued liabilities	17,630	12,409	3,551
Total adjustments	36,339	87,442	(24,747)
Net cash provided by operating activities	272,406	325,437	234,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(70,617)	(89,252)	(47,691)
Investment in available for sale securities	(25,023)	—	—
Cash used in business acquisitions, net of cash received	1,434	(548,769)	(33,451)
Net cash used in investing activities	(94,206)	(638,021)	(81,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(191,359)	(3,773)	(48,098)
Payments of cash dividends	(82,607)	(75,860)	(63,024)
Payments on capital lease and financing obligations	(1,851)	(1,300)	(1,385)
Excess tax benefits from stock-based compensation	5,480	6,040	4,888
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,998	3,785	3,387
Proceeds from exercise of Class A common stock options	20,447	21,664	22,422
Borrowings under financing obligations	1,353	1,417	1,192
Borrowings under Credit Facility	135,000	370,000	—
Credit facility financing costs	—	(1,912)	—
Payment of notes payable and revolving credit note under the Credit Facility	(77,500)	(120,000)	—
Net cash (used in) provided by financing activities	(187,039)	200,061	(80,618)
Effect of foreign exchange rate changes on cash and cash equivalents	117	(54)	(30)
Net (decrease) increase in cash and cash equivalents	(8,722)	(112,577)	72,494
CASH AND CASH EQUIVALENTS, beginning of the year	55,876	168,453	95,959
CASH AND CASH EQUIVALENTS, end of the year	$47,154	$55,876	$168,453
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$128,558	$130,342	$145,651
Cash paid for interest	$3,087	$1,281	$55

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 103 branch offices and 12 customer fulfillment centers.

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

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2014 and 2013 contain activity for 52 weeks. Fiscal year 2012 is a 53-week period with the extra week occurring in the Company’s fiscal fourth quarter. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 364,000 active customer accounts (customers that have made at least one purchase in the last 12 months) at August 30, 2014. The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of our slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type while considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence, and are eligible for return under various supplier return programs.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from three to forty years for leasehold improvements and buildings and three to twenty years for furniture, fixtures, and equipment.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Goodwill decreased $983 in fiscal 2014, related to foreign currency translation adjustments. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessment of goodwill performed by the Company in its fiscal fourth quarter, there was no indicator of impairment of goodwill for fiscal years 2014, 2013 and 2012. Based on the qualitative assessment of intangible assets that have indefinite lives performed by the Company in its fiscal fourth quarter of 2014 and the quantitative assessment performed by the Company in its fiscal fourth quarters of 2013 and 2012, there were no indicators of impairment of intangible assets that have indefinite lives.

The components of the Company’s other intangible assets for the fiscal years ended August 30, 2014  and August 31, 2013 are as follows:

				For the Fiscal Years Ended
				August 30, 2014		August 31, 2013
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$175,160	$(57,994)	$175,160	$(43,998)
Non-Compete Agreements	2	-	3	1,348	(1,210)	1,348	(881)
Contract Rights		10		23,100	(19,058)	23,100	(16,748)
Trademark	1	-	5	3,380	(1,330)	3,380	(718)
Trademarks	Indefinite			14,918	—	14,681	—
Total				$217,906	$(79,592)	$217,669	$(62,345)

For fiscal year 2014, the Company recorded approximately $259 of intangible assets, consisting of the registration and application of new trademarks; for fiscal year 2013, the Company recorded approximately $117,400 of acquired intangible assets, consisting primarily of customer relationships and $126 relating to the registration and application of new trademarks. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $16,851,  $13,059, and $10,047 during fiscal years 2014, 2013, and 2012, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2015	$ 16,926
2016	14,364
2017	7,930
2018	7,722
2019	7,355

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets, property and equipment, and deferred catalog costs, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2014, 2013 and 2012.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($7,237 and $6,406 at August 30, 2014 and August 31, 2013, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $20,799,  $11,505 and $14,090 during the fiscal years 2014, 2013, and 2012, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is shipped to the customer or services have been rendered. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statements of income.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $119,796,  $105,150, and $102,550 during fiscal years 2014, 2013, and 2012, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $550 per participant, after meeting a one-time $150 aggregating specific deductible during a September 1 plan year. Benefits paid in excess of $550 are reimbursed to the plan under the Company’s stop loss policy. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal years 2014, 2013 and 2012 was approximately $61,018,  $48,249, and $43,988, respectively.

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

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal years 2014, 2013 and 2012 was $5,623,  $5,387 and $5,656, respectively. Tax benefits related to this expense for fiscal years 2014, 2013 and 2012 were $2,023,  $1,951 and $2,061, respectively. The Company grants Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

The stock-based compensation expense related to non-vested restricted share awards included in operating expenses was $8,898,  $8,309 and $7,448 for the fiscal years 2014, 2013, and 2012 respectively. Tax benefits related to this expense for fiscal years 2014, 2013 and 2012 were $3,381,  $3,157 and $2,830, respectively. The stock-based compensation expense related to restricted stock unit awards included in operating expenses was $2,167,  $2,128 and $2,158 for the fiscal years 2014, 2013 and 2012, respectively. Tax benefits related to this expense for fiscal years 2014, 2013 and 2012 were $823,  $809 and $820, respectively.

Related Party Transactions

The Company is currently affiliated with one real estate entity (the “Affiliate”). The Affiliate is owned primarily by two of our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson,  and by their family related trusts). The Company leases a customer fulfillment center located near Atlanta, Georgia from its Affiliate. Monthly rental payments range from approximately $192 to $218 over the remaining lease term. See Note 13 for a discussion of leases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 30, 2014 and August 31, 2013.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $4,573 and $4,494 as of August 30, 2014 and August 31, 2013, respectively.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”), Mexico and Canada branches are not significant to the Company’s total operations. For fiscal 2014,  U.K., Mexico and Canadian operations represented approximately 4% of the Company’s consolidated net sales.

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

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effort that the adoption of the pronouncement may have on its consolidated financial statements.

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The Company has not yet determined the impact the adoption of this proposed standard, as currently drafted, will have on its consolidated financial statements. As of August 30, 2014, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

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

As of August 30, 2014 and August 31, 2013, the Company measured cash equivalents consisting of money market funds and that invest primarily in United States government and government agency securities and municipal bond securities at fair value on a recurring basis for which market prices are readily available (Level 1), which aggregated $2,263 and $2,529, respectively.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement allows for MSC to purchase taxable bonds from the Finance Authority in order to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,023 and $2,000 at August 30, 2014 and August 31, 2013, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at their estimated fair value in the Company’s consolidated balance sheets. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during fiscal year 2014. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at August 30, 2014, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of August 30, 2014 and August 31, 2013 due to the short-term maturity of these items.

During the fiscal years ended August 30, 2014 and August 31, 2013, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4.  NET INCOME PER SHARE

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 30, 2014, August 31, 2013 and September 1, 2012, respectively:

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)

Net income as reported	$236,067	$237,995	$259,031
Less: Distributed net income available to participating securities	(481)	(492)	(351)
Less: Undistributed net income available to participating securities	(1,146)	(1,289)	(1,758)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$234,440	$236,214	$256,922
Add: Undistributed net income allocated to participating securities	1,146	1,289	1,758
Less: Undistributed net income reallocated to participating securities	(1,140)	(1,283)	(1,748)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$234,446	$236,220	$256,932

Denominator:
Weighted average shares outstanding for basic net income per share	62,026	62,695	62,434
Effect of dilutive securities	313	316	369
Weighted average shares outstanding for diluted net income per share	62,339	63,011	62,803

Net income per share Two-class method:
Basic	$3.78	$3.77	$4.12
Diluted	$3.76	$3.75	$4.09

There were no  antidilutive stock options included in the computation of diluted earnings per share for the fiscal years ended August 30, 2014, August 31, 2013 and September 1, 2012.

5. BUSINESS COMBINATIONS

On April 22, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of the Class C Solutions Group from Barnes Group, pursuant to the terms of the Asset Purchase Agreement, dated February 22, 2013, between the Company and Barnes Group. In connection with the acquisition, the total cash consideration the Company paid to Barnes Group was $547,335 which is net of a post-closing working capital adjustment in the amount of $1,434 that was received by the Company in September 2013. The acquisition was funded by borrowings under the Company’s unsecured credit facility (described in Note 10 below), which was closed simultaneously with the acquisition, and the remaining portion of the purchase price was funded from available cash reserves.

Class C Solutions Group is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. Class C Solutions Group has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. Class C Solutions Group specializes in lowering the total cost of its customers’ inventory management through storeroom organization and vendor managed inventory (or VMI). With this acquisition, the Company adds a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, the Company has the opportunity to bring our MRO offering to Class C Solutions Group’s customers, and Class C Solutions Group’s Class C product offering and VMI system to MSC’s customers.

On January 31, 2012, the Company acquired certain assets and assumed certain liabilities of ATS Industrial Supply, Inc. (“ATS Industrial”), which is a leading metalworking and MRO industrial distributor in the Rocky Mountain region. The cash purchase price for the acquisition was $32,204.

The acquisitions of Class C Solutions Group and ATS Industrial were accounted for as business purchases pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). The results of operations for Class C Solutions Group and ATS Industrial have been included in our consolidated financial statements from the respective dates of acquisition.

6.  RESTRUCTURING AND OTHER CHARGES

As a result of the Class C Solutions Group acquisition, the Company has incurred and will incur restructuring charges associated with associate severance costs, stay bonuses, and the impairment of long-lived assets due to the closure of facilities. The aggregate liabilities included in “Accrued liabilities” in the consolidated balance sheet relating to the restructuring activities as of August 30, 2014 and activity for the fiscal year ended August 30, 2014 consists of the following:

	Workforce Reductions	Facility Closings	Total
Accrued restructuring balance, August 31, 2013	$2,460	$—	$2,460
Charged to operating expenses	4,237	2,030	6,267
Cash payments	(6,295)	(1,427)	(7,722)
Accrued restructuring balance, August 30, 2014	$402	$603	$1,005

7. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				August 30,	August 31,
	Number of Years			2014	2013
Land		—		$20,851	$20,771
Building and improvements	3	-	40	144,955	123,675
Leasehold improvements	The lesser of lease term or 31.5			4,600	4,671
Furniture, fixtures and equipment	3	-	20	157,253	131,981
Automobiles		5		435	435
Computer systems, equipment and software	3	-	5	261,618	225,788
				589,712	507,321
Less: accumulated depreciation and amortization				295,364	255,785
Total				$294,348	$251,536

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $889 and $931 at August 30, 2014 and August 31, 2013, respectively.

Depreciation expense was $47,729,  $36,169 and $24,676 for the fiscal years ended August 30, 2014, August 31, 2013, and September 1, 2012, respectively.

8. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
Current:
Federal	$115,186	$119,470	$128,640
State and local	16,528	18,629	18,421
	131,714	138,099	147,061
Deferred:
Federal	10,369	7,403	4,797
State and local	1,375	(68)	1,253
	11,744	7,335	6,050
Total	$143,458	$145,434	$153,111

Significant components of deferred tax assets and liabilities are as follows:

	August 30,	August 31,
	2014	2013
Deferred tax liabilities:
Depreciation	$(46,722)	$(46,339)
Deferred catalog costs	(1,937)	(1,730)
Goodwill	(59,387)	(44,751)
	(108,046)	(92,820)
Deferred tax assets:
Accounts receivable	2,933	2,254
Inventory	7,504	7,345
Deferred compensation	1,799	1,509
Stock based compensation	11,582	10,888
Intangible amortization	10,950	9,983
Other	6,485	5,792
	41,253	37,771
Net Deferred Tax Liabilities	$(66,793)	$(55,049)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 30,	August 31,	September 1,
	2014	2013	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.1	3.0	2.7
Other, net	(0.3)	(0.1)	(0.5)
Effective income tax rate	37.8%	37.9%	37.2%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2014 and 2013 were as follows:

	August 30,	August 31,
	2014	2013
Beginning Balance	$8,192	$7,811
Additions for tax positions relating to current year	2,628	2,516
Reductions for tax positions relating to prior years	(60)	(936)
Settlements	—	(120)
Lapse of statute of limitations	(1,410)	(1,079)
Ending Balance	$9,350	$8,192

Included in the balance of unrecognized tax benefits at August 30, 2014 is $1,071 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2014, 2013 and 2012 provisions include interest and penalties of $0,  $92 and $79,  respectively. The Company has accrued $166 and $159 for interest and penalties as of August 30, 2014 and August 31, 2013, respectively.

With limited exceptions, the Company is no longer subject to Federal and state income tax examinations through fiscal 2010.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 30,	August 31,
	2014	2013
Accrued payroll and fringe	$23,015	$22,026
Accrued bonus	22,823	14,093
Accrued sales, property and income taxes	10,496	9,875
Accrued advertising	4,006	3,424
Accrued other	35,712	36,341
Total accrued liabilities	$96,052	$85,759

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at August 30, 2014 was 1.16%, which represented LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

The Company financed $370,000 of the Class C Solutions Group purchase price with the proceeds of the unsecured term loan facility and a portion of the unsecured revolving loan facility. The Company repaid $120,000 of the revolving loan facility during fiscal 2013. During fiscal 2014, the Company borrowed $135,000 under the revolving loan facility and repaid $65,000 of the revolving loan facility.

As of August 30, 2014, there were $237,500 and $70,000 of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of the Credit Facility, of which $95,000 represents current maturities. As of August 31, 2013, there were $250,000 of borrowings outstanding under the term loan facility of the Credit Facility, of which $12,500 represents current maturities, and no borrowings outstanding under the revolving credit facility. At August 30, 2014 and August 31, 2013, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Maturities of the Credit Facility as of August 31, 2014 are as follows:

Maturities of
Fiscal Year	Credit Facility
2015	$95,000
2016	25,000
2017	50,000
2018	137,500
Total	$307,500

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Finance Authority which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At August 30, 2014 and August 31, 2013, the capital lease obligation was approximately $27,023 and $2,000, respectively.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the fiscal year ended August 30, 2014, the Company entered into various financing obligations for certain information technology equipment totaling $1,353. During the fiscal year ended August 31, 2013, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,854.

The amount due under all capital leases and financing arrangements at August 30, 2014, was approximately $29,564, of which $1,829 represents current maturities and at August 31, 2013 was approximately $5,750, of which $1,684 represents current maturities.  The gross amount of property and equipment acquired under these capital leases and financing agreements at August 30, 2014 and August 31, 2013 was approximately $33,505 and $8,807, respectively. Related accumulated amortization totaled $3,339 and $2,072 as of August 30, 2014 and August 31, 2013, respectively. The non-cash financing activity related to capital leases for fiscal 2014 was $25,023. The non-cash financing activity related to capital leases for fiscal 2013 was $2,437. Amortization expense of property and equipment acquired under these capital leases and financing arrangements was approximately $1,595 for the fiscal year ended 2014.

At August 30, 2014, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2015	$2,532
2016	1,071
2017	915
2018	649
2019 and beyond	27,886
Total minimum lease payments	$33,053
Less: amount representing interest	3,489
Present value of minimum lease payments	$29,564
Less: current portion	1,829
Long-term capital leases and financing arrangements	$27,735

11. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of August 30, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,075 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2014 and fiscal 2013, the Company repurchased 2,370 shares and 52 shares, respectively, of its Class A common stock for $191,359 and $3,773, respectively. Approximately 60 and 52 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program during fiscal 2014 and fiscal 2013, respectively. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity in the accompanying consolidated financial statements.

The Company reissued approximately 54 and 53 shares of treasury stock during fiscal 2014 and fiscal 2013, respectively, to fund the Associate Stock Purchase Plan (See Note 12).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 30, 2014, there were no shares of preferred stock issued or outstanding.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 27, 2014, the Board of Directors approved a special cash dividend of $3.00 per share in addition to the regular quarterly cash dividend approved by the Board of Directors on October 22, 2014 of $0.40 per share, payable on November 26, 2014 to shareholders of record at the close of business on November 18, 2014. The special and regular dividend totaling $3.40 per share will result in a payment in the aggregate amount of approximately $209,378, based on the number of shares outstanding at October 22, 2014.

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

Stock Options

A summary of the status of the Company’s stock options at August 30, 2014 and changes during the fiscal year then ended is presented in the table and narrative below:

	2014

	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,224	$58.30
Granted	399	81.76
Exercised	(402)	50.92
Canceled/Forfeited	(35)	73.38
Outstanding - end of year	1,186	$68.24
Exercisable - end of year	378	$57.30

The total intrinsic value of options exercised during the fiscal years ended August 30, 2014, August 31, 2013 and September 1, 2012 was $13,988,  $16,402, and $16,185, respectively. The unrecognized share-based compensation cost related to stock option expense at August 30, 2014  was $8,064 and will be recognized over a weighted average of 1.7 years.

The fair value of each option grant for the fiscal years ended August 30, 2014, August 31, 2013 and September 1, 2012 is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	2014	2013	2012
Expected life (in years)	3.9	3.8	4.8
Risk-free interest rate	0.93%	0.55%	1.00%
Expected volatility	26.6%	32.9%	35.2%
Expected dividend yield	1.70%	1.70%	1.70%
Weighted-Average Grant-Date Fair Value	$14.98	$15.33	$17.67

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

The following table summarizes information about stock options outstanding and exercisable at August 30, 2014:

Range of Exercise Prices	Number of Options Outstanding at August 30, 2014	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 30, 2014	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$38.07 – $44.16	15	0.9	$38.22	$768	15	0.9	$38.22	$768
44.17– 66.68	267	2.8	51.14	10,413	199	2.7	49.98	7,978
66.69 – 73.70	532	4.7	68.29	11,618	163	4.6	67.84	3,634
73.71 – 81.76	372	6.1	81.65	3,160	1	5.3	73.71	21
	1,186	4.7	$68.24	$25,959	378	3.4	$57.30	$12,401

Restricted Stock Awards

A  summary of the non-vested restricted share awards granted under the Company’s 2005 Omnibus Incentive Plan for the fiscal year ended August 30, 2014 is as follows:

	2014

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	505	$59.47
Granted	121	82.20
Vested	(176)	52.64
Canceled/Forfeited	(22)	69.39
Non-vested restricted share awards at the end of the year	428	$68.67

The fair value of shares vested during the fiscal years ended August 30, 2014, August 31, 2013 and September 1, 2012 was $14,214,  $11,373 and $10,746, respectively.

The unrecognized compensation cost related to the non-vested restricted share awards at August 30, 2014 is $15,889 and will be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the fiscal year ended August 30, 2014  is as follows:

	2014

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	196	$55.32
Granted	4	84.22
Vested	(1)	88.12
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at the end of the year	199	$55.80

The unrecognized compensation cost related to the RSUs at August 30, 2014 was $1,835 and is expected to be recognized over a period of 1.7 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. As of August 30, 2014, approximately 17 shares remain reserved for issuance under this plan. Associates purchased approximately 54 and 53 shares of common stock during fiscal 2014 and 2013 at an average per share price of $75.74 and $70.55, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2014, 2013, and 2012, the Company contributed $6,174,  $5,243 and $4,738, respectively, to the plan. The Company contributions are discretionary.

13. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, one of which is leased from entities affiliated with Mitchell Jacobson, the Company’s Chairman, Marjorie Gershwind Fiverson, Mr. Jacobson’s sister, and by their family related trusts. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019. At August 30, 2014, approximate minimum annual rentals on all such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2015	$19,937	$2,314
2016	17,064	2,350
2017	14,201	2,353
2018	7,377	2,372
2019	3,715	2,409
Thereafter	28,912	28,474
Total	$91,206	$40,272

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2014, 2013 and 2012 was approximately $16,329,  $13,243 and $11,271, respectively, including approximately $2,297,  $2,293 and $2,258, respectively, paid to related parties.

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

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 30, 2014				Fiscal Year Ended August 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$678,510	$661,513	$720,476	$726,623	$577,491	$569,462	$636,923	$673,773
Gross profit	314,855	306,821	333,394	331,186	265,089	256,369	289,513	307,545
Income from operations	96,750	81,722	104,886	99,826	102,352	90,576	100,246	92,352
Net income	59,046	49,512	64,696	62,813	63,187	56,079	62,354	56,375
Net income per share:
Basic	0.93	0.80	1.04	1.01	1.01	0.89	0.99	0.89
Diluted	0.93	0.79	1.03	1.01	1.00	0.88	0.98	0.89

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 30, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (1992 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 30, 2014.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 30, 2014 and August 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 30, 2014 of the Company and our report dated October 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

October 29, 2014

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2015, or the 2014 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance—Compensation Committee.”  “Compensation Committee Report” and “Director Compensation” in the 2014 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2014 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 34 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 30, 2014.

Page
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

Exhibits are filed with this report or incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC Industrial Direct Co., Inc.
By:	/s/ ERIK GERSHWIND Erik Gershwind
Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 29, 2014

/s/ DAVID SANDLER David Sandler	Executive Vice Chairman of the Board of Directors	October 29, 2014

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2014
/s/ JEFFREY KACZKA Jeffrey Kaczka	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2014
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 29, 2014
/s/ ROGER FRADIN Roger Fradin	Director	October 29, 2014
/s/ LOUISE GOESER Louise Goeser	Director	October 29, 2014

/s/ DENIS KELLY Denis Kelly	Director	October 29, 2014

/s/ PHILIP PELLER Philip Peller	Director	October 29, 2014

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 1, 2012
Allowance for doubtful accounts(1)	$6,184	$3,560	$—	$2,810	$6,934
Deducted from asset accounts:
For the fiscal year ended August 31, 2013
Allowance for doubtful accounts(1)	$6,934	$3,499	$—	$2,910	$7,523
Deducted from asset accounts:
For the fiscal year ended August 30, 2014
Allowance for doubtful accounts(1)	$7,523	$4,629	$—	$2,842	$9,310

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
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

10.05

Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).

10.06

First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008) (SEC File No. 001-14130).

10.07

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

10.11

Change in Control Agreement by and between the Registrant and Steve Armstrong, dated as of October 16, 2008 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10‑K filed with the Commission on October 28, 2008) (SEC File No. 001-14130).†

10.12

Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated November 11, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8‑K filed with the Commission on November 17, 2011) (SEC File No. 001-14130).†

10.13

Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated November 11, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.14

Amendment to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 17, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†

Exhibit No.	Description
10.15

Amendment to Change in Control Agreement by and between the Registrant and Erik David Gershwind, dated December 17, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†

10.16

Amendment to Change in Control Agreement by and between the Registrant and Douglas E. Jones, dated December 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 8, 2009) (SEC File No. 001-14130).†

10.17

Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jeffrey Kaczka, dated December 22, 2011 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†

10.18

Amendment No. 1 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated December 22, 2011 (incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.19

Amendment No. 1 to Change in Control Agreement by and between the Registrant and Charles Bonomo, dated December 22, 2011 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.20

Amendment No. 1 to Change in Control Agreement by and between the Registrant and Christopher Davanzo, dated December 22, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.21

Amendment No. 2 to Change in Control Agreement by and between the Registrant and Erik Gershwind, dated December 22, 2011 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†

10.22

Amendment No. 2 to Change in Control Agreement by and between the Registrant and Thomas Cox, dated December 22, 2011 (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2011) (SEC File No. 001-14130).†

10.23

Amendment No. 2 to Change in Control Agreement by and between the Registrant and Douglas Jones, dated December 22, 2011 (incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.24

Amendment No. 2 to Change in Control Agreement by and between the Registrant and Steve Armstrong, dated November 29, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130). †

10.25

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan, as amended and restated through December 20, 2012 (incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 10, 2013) (SEC File No. 001-14130).†

10.26

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the Commission on January 7, 2010) (SEC File No. 001-14130).†

10.27

Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†

10.28

Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2010) (SEC File No. 001-14130).†

10.29

Summary of Outside Directors’ Compensation (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 5, 2012) (SEC File No. 001-14130).†

10.30

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through January 13, 2014 (incorporated by reference to Exhibit 10.01 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2014) (SEC File No. 001-14130). †

10.31

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†

10.32

Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 7, 2011) (SEC File No. 001-14130).†

10.33

MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†

Exhibit No.	Description
10.34

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011) (SEC File No. 001-14130).†

10.35

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

10.36

Separation Agreement and General Release dated January 13, 2014 between the Registrant and Eileen McGuire (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed with the Commission on January 13, 2013) (SEC File No. 001‐14130).†

21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.