Form 10-Q
period 2014-11-29
MSC INDUSTRIAL DIRECT CO INC
filed 2015-01-08
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of January 2,  2015,  48,576,499 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•	risks associated with the integration of acquired businesses;
•	risk of delays in expanding our customer fulfillment centers;
•	current economic, political, and social conditions;
•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•

dependence on our information systems and the risks of business disruptions arising from changes to our information systems and disruptions due to catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronics break-ins and cyber-attacks;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 29,	August 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,704	$47,154
Accounts receivable, net of allowance for doubtful accounts of $8,998 and $9,310, respectively	391,432	382,784
Inventories	493,658	449,814
Prepaid expenses and other current assets	45,163	40,410
Deferred income taxes	41,253	41,253
Total current assets	1,018,210	961,415
Property, plant and equipment, net	293,232	294,348
Goodwill	627,869	629,335
Identifiable intangibles, net	133,578	138,314
Other assets	35,351	37,335
Total assets	$2,108,240	$2,060,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$235,000	$70,000
Current maturities of long-term debt	26,812	26,829
Accounts payable	130,558	116,283
Accrued liabilities	116,936	96,052
Total current liabilities	509,306	309,164
Long-term debt, net of current maturities	233,765	240,235
Deferred income taxes and tax uncertainties	112,785	112,785
Total liabilities	855,856	662,184
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,193,479 and 55,980,199 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 and 13,295,747 shares issued and outstanding, respectively	13	13
Additional paid-in capital	587,985	573,730
Retained earnings	1,132,681	1,286,068
Accumulated other comprehensive loss	(9,002)	(5,054)
Class A treasury stock, at cost, 7,688,453 and 7,657,386 shares, respectively	(459,349)	(456,250)
Total shareholders’ equity	1,252,384	1,398,563
Total liabilities and shareholders’ equity	$2,108,240	$2,060,747

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013
Net sales	$731,091	$678,510
Cost of goods sold	400,942	363,655
Gross profit	330,149	314,855
Operating expenses	236,178	218,105
Income from operations	93,971	96,750
Other (expense) income:
Interest expense	(944)	(847)
Interest income	5	5
Other income (expense), net	177	(212)
Total other expense	(762)	(1,054)
Income before provision for income taxes	93,209	95,696
Provision for income taxes	35,792	36,650
Net income	$57,417	$59,046
Per share information:
Net income per common share:
Basic	$0.92	$0.93
Diluted	$0.91	$0.93
Weighted average shares used in computing net income per common share:
Basic	61,246	62,773
Diluted	61,542	63,078
Cash dividend declared per common share	$3.40	$0.33

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013
Net income, as reported	$57,417	$59,046
Foreign currency translation adjustments	(3,948)	623
Comprehensive income	$53,469	$59,669

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended November 29, 2014

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $1,704	100	—	—	—	8,085	—	—	—	—	8,085
Common stock issued under associate stock purchase plan	—	—	—	—	451	—	—	(13)	491	942
Issuance of restricted common stock, net of cancellations	113	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,039	—	—	—	—	5,039
Purchase of treasury stock	—	—	—	—	—	—	—	44	(3,590)	(3,590)
Cash dividends paid on Class A common stock	—	—	—	—	—	(164,918)	—	—	—	(164,918)
Cash dividends paid on Class B common stock	—	—	—	—	—	(45,206)	—	—	—	(45,206)
Issuance of dividend equivalent units	—	—	—	—	680	(680)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3,948)	—	—	(3,948)
Net income	—	—	—	—	—	57,417	—	—	—	57,417
Balance at November 29, 2014	56,193	$56	13,296	$13	$587,985	$1,132,681	$(9,002)	7,688	$(459,349)	$1,252,384

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$57,417	$59,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,012	16,061
Stock-based compensation	5,039	4,232
Loss on disposal of property, plant, and equipment	230	65
Provision for doubtful accounts	480	1,118
Excess tax benefits from stock-based compensation	(1,791)	(4,012)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(10,137)	(3,831)
Inventories	(44,790)	3,185
Prepaid expenses and other current assets	(4,797)	3,195
Other assets	72	(285)
Accounts payable and accrued liabilities	39,017	25,606
Total adjustments	335	45,334
Net cash provided by operating activities	57,752	104,380
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(13,358)	(12,506)
Investment in available for sale securities	—	(20,366)
Cash used in business acquisitions, net of cash received	—	1,434
Net cash used in investing activities	(13,358)	(31,438)
Cash Flows from Financing Activities:
Purchases of treasury stock	(3,590)	(114,996)
Payments of regular cash dividends	(24,563)	(20,915)
Payment of special cash dividend	(184,218)	—
Payments on capital lease and financing obligations	(767)	(321)
Excess tax benefits from stock-based compensation	1,791	4,012
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	942	813
Proceeds from exercise of Class A common stock options	6,381	4,058
Borrowings under financing obligations	530	—
Borrowings under Credit Facility	235,000	50,000
Payment of notes payable and revolving credit note under the Credit Facility	(76,250)	(3,125)
Net cash used in financing activities	(44,744)	(80,474)
Effect of foreign exchange rate changes on cash and cash equivalents	(100)	86
Net decrease in cash and cash equivalents	(450)	(7,446)
Cash and cash equivalents—beginning of period	47,154	55,876
Cash and cash equivalents—end of period	$46,704	$48,430
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,523	$3,999
Cash paid for interest	$837	$751

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended November 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2015 fiscal year will be a 52-week accounting period that will end on August 29, 2015 and its 2014 fiscal year was a 52-week accounting period that ended on August 30, 2014.

Note 2. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification™ ("ASC") Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013

Net income as reported	$57,417	$59,046
Less: Distributed net income available to participating securities	(1,238)	(132)
Less: Undistributed net income available to participating securities	—	(293)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$56,179	$58,621
Add: Undistributed net income allocated to participating securities	—	293
Less: Undistributed net income reallocated to participating securities	—	(292)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$56,179	$58,622

Denominator:
Weighted average shares outstanding for basic net income per share	61,246	62,773
Effect of dilutive securities	296	305
Weighted average shares outstanding for diluted net income per share	61,542	63,078

Net income per share Two-class method:
Basic	$0.92	$0.93
Diluted	$0.91	$0.93

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

There were no  antidilutive stock options included in the computation of diluted earnings per share for the thirteen week period ended November 29, 2014. Antidilutive stock options of 399 were not included in the computation of diluted earnings per share for the thirteen week period ended November 30, 2013.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,732 and $1,455 for the thirteen week periods ended November 29, 2014 and November 30, 2013, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 29, 2014 and November 30, 2013 were $627 and $526, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	0.93%
Expected volatility	24.49%	26.59%
Expected dividend yield	1.70%	1.70%
Weighted-average grant-date fair value	$14.06	$14.98

A summary of the Company’s stock option activity for the thirteen week period ended November 29, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 30, 2014	1,186	$68.24
Granted	421	83.02
Exercised	(100)	63.76
Canceled/Forfeited	—	—
Outstanding on November 29, 2014	1,507	$72.67	5.16	$11,258
Exercisable on November 29, 2014	619	$63.11	3.86	$9,423

The unrecognized share‑based compensation cost related to stock option expense at November 29, 2014 was $11,925 and will be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen week periods ended November 29, 2014 and November 30, 2013 were $1,980 and $2,378, respectively.

A summary of the non‑vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan (the “Plan”) for the thirteen weeks ended November 29, 2014 is as follows:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 30, 2014	428	$68.67
Granted	115	83.02
Vested	(117)	58.30
Canceled/Forfeited	(2)	76.28
Non-vested restricted share awards at November 29, 2014	424	$75.50

Stock‑based compensation expense recognized for the restricted share awards was $2,767 and $2,238 for the thirteen week periods ended November 29, 2014 and November 30, 2013, respectively. The unrecognized compensation cost related to restricted share awards granted under the Plan at November 29, 2014 was $21,674 and will be recognized over a weighted average period of 2.6 years.

A summary of the Company’s non-vested restricted stock unit award activity including dividend equivalent units for the thirteen weeks ended November 29, 2014 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 30, 2014	199	$55.80
Granted	10	78.72
Vested	—	—
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at November 29, 2014	209	$56.85

Stock‑based compensation expense recognized for the restricted stock units was $540 and $539 for the thirteen week periods ended November 29, 2014 and November 30, 2013, respectively.  The unrecognized compensation cost related to the restricted stock units at November 29, 2014 was $1,354 and is expected to be recognized over a period of 2.0 years.

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

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,023 at November 29, 2014 and August 30, 2014, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in the Consolidated Balance Sheet. The fair values of these

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the thirteen week period ended November 29, 2014. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at November 29, 2014, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of November 29, 2014 and August 30, 2014 due to the short-term maturity of these items.

During the thirteen weeks ended November 29, 2014 and November 30, 2013, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Credit Facility

On April 22, 2013, in connection with the acquisition of the Class C Solutions Group, the Company entered into a $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at November 29, 2014 was 1.16%, which represents LIBOR plus 1.0%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the thirteen week period ended November 29, 2014, the Company borrowed $235,000 under the revolving loan facility and repaid $70,000 and $6,250 of the revolving loan facility and the term loan facility, respectively.

As of November 29, 2014, there were $231,250 and $235,000 of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of the Credit Facility, of which $260,000 represents current maturities. As of August 30, 2014, there were $237,500 and $70,000 of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of the Credit Facility, of which $95,000 represents current maturities. At November 29, 2014 and August 30, 2014, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Finance Authority which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 29, 2014 and August 30, 2014, the capital lease obligation was approximately $27,023.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirteen week period ended November 29, 2014, the Company entered into a financing obligation for certain information technology equipment totaling $530. During the fiscal year ended August 30, 2014, the Company entered into various financing obligations for certain information technology equipment totaling $1,353.

The amount due under all capital leases and financing arrangements at November 29, 2014 was approximately $29,327, of which $1,812 represents current maturities and at August 30, 2014 was approximately $29,564, of which $1,829 represents current maturities.  The gross amount of property and equipment acquired under these capital leases and financing agreements at November 29, 2014 and August 30, 2014 was approximately $34,035 and $33,505 respectively. Related accumulated amortization totaled $4,067 and $3,339 as of November 29, 2014 and August 30, 2014, respectively.

Note 6. Shareholders’ Equity

The Company paid cash dividends of $208,781 for the thirteen weeks ended November 29, 2014 which consisted of a special and regular cash dividend of approximately $184,218 and $24,563, respectively.  In addition, the Company recorded a dividend payable of $1,343 for dividends declared and not yet paid as of November 29, 2014. For the thirteen weeks ended November 30, 2013, the Company paid cash dividends of $20,915.  On December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on January 27, 2015 to shareholders of record at the close of business on January 13, 2015. The dividend will result in a payout of approximately $24,749, based on the number of shares outstanding at January 2, 2015.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen week period ended November 29, 2014, the Company repurchased 44 shares of its Class A common stock for $81.73, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. These shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of November 29, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,075 shares.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 29, 2014 and November 30, 2013 was minimal.

Note 8. Income Taxes

During the thirteen week period ended November 29, 2014, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the impact that the adoption of the pronouncement may have on its consolidated financial statements.

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The Company has not yet determined the impact the adoption of this proposed standard, as currently drafted, will have on its consolidated financial statements. As of November 29, 2014, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2014 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is one of the largest direct marketers and distributors of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products to customers throughout North America. Our goal is to become the preferred supplier of MRO supplies for businesses throughout North America. We continue to implement our strategies to gain market share against other suppliers,  generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 880,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers and 102 branch offices. We employ one of the industry’s largest sales forces. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding our CCSG business) for customers in the contiguous United States, which will be delivered to customers the next day at no additional cost over standard MSC ground delivery charges.

Overview

Net sales increased by 7.7% (7.8% on an average daily sales basis) for the thirteen week period ended November 29, 2014, as compared to the same period in the prior fiscal year.  We have invested in our business by increasing our sales force and making various productivity and infrastructure investments. Additionally, by increasing our investments in vending solutions and electronic procurement tools,  we have strengthened our strategic position with our customers. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same-day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

We also continue to focus on expanding our Large Account Customer business, which consists of our national account customers and government accounts, and continue to be an important component of our overall customer mix, revenue base, and planned business expansion. Servicing our Large Account Customer business is more complex as we look to provide customer specific solutions as our Larger Account Customers continue to focus on ways to drive costs out of their businesses.  By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. Sales to our government accounts represented approximately 9% of our total sales during the thirteen week period ended November 29, 2014 compared to 8% for the thirteen week period ended November 30, 2013. In addition, we plan to increase the number of sales associates in existing markets and new markets. However, we will manage the timing of sales force increases based on the economic conditions at the time.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. In addition to this key manufacturing metric, we also utilize metalworking related indices. A substantial portion of our revenues came from sales in the manufacturing sector during the first quarter of fiscal 2015, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index evidenced an expanding manufacturing sector environment throughout most of our fiscal year 2014 and this trend has continued into fiscal year 2015. The ISM index was 55.5% for the month of December 2014 and averaged 55.8% for the past twelve months.  Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and employment are growing, while inventories are contracting and supplier deliveries have slowed from the previous month. The prices index also declined, continuing its trend of lower raw material prices in December. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Our gross profit margin was 45.2% for the thirteen week period ended November 29, 2014, as compared to 46.4% for the same period in the prior fiscal year. The decrease was primarily a result of increases in product costs, changes in customer and product mix and lower gross margins from our vending programs.

Operating expenses increased 8.3% or $18.1 million for the thirteen week period ended November 29, 2014, as compared to the same period in the prior fiscal year.  The increase is primarily the result of increased payroll costs, increased freight costs and increased advertising costs to support our increased revenues.  In addition, executive separation costs are included in the thirteen week period ended November 29, 2014. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition, decreases in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina and by a decrease in incentive compensation accruals.

We expect operating costs to continue to increase throughout the remainder of fiscal year 2015 as compared to fiscal year 2014 due to increased operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio, increased compensation expenses and fringe benefits costs, and increased costs associated with executing on our vending and other investment programs. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

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

Results of Operations

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated.

	Thirteen Weeks Ended
	November 29, 2014		November 30, 2013		Change

	$	%	$	%	$	%
Net sales	$731,091	100.0%	$678,510	100.0%	$52,581	7.7%
Cost of goods sold	400,942	54.8%	363,655	53.6%	37,287	10.3%
Gross profit	330,149	45.2%	314,855	46.4%	15,294	4.9%
Operating expenses	236,178	32.3%	218,105	32.1%	18,073	8.3%
Income from operations	93,971	12.9%	96,750	14.3%	(2,779)	(2.9)%
Total other expense	(762)	(0.1)%	(1,054)	(0.2)%	292	(27.7)%
Income before provision for income taxes	93,209	12.7%	95,696	14.1%	(2,487)	(2.6)%
Provision for income taxes	35,792	4.9%	36,650	5.4%	(858)	(2.3)%
Net income	$57,417	7.9%	$59,046	8.7%	$(1,629)	(2.8)%

Net Sales

Net sales increased 7.7% (7.8% on an average daily sales basis), or approximately $52.6 million, for the thirteen week period ended November 29, 2014. We estimate that this $52.6 million increase in net sales is comprised of approximately $58.7 million of higher sales volume, reduced by approximately $6.1 million from net pricing decreases, which includes changes in customer and product mix, discounting and other items. Of the above $52.6 million increase in net sales, our Large Account Customers increased by approximately $37.2 million and there was an increase in our remaining business of approximately $15.4 million.

The table below shows the change in our fiscal quarterly average daily sales by total company and by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2015 vs. 2014 Fiscal Period	Thirteen Week Period Ended Fiscal Q1

Total Company	7.8%
Manufacturing Customers	4.8%
Non-Manufacturing Customers	15.6%

Excluding U.K. operations, our manufacturing customers currently represent approximately 70% of our business and our non-manufacturing customers currently represent approximately 30% of our business.

Exclusive of customers in the U.K., average order size increased to approximately $415 for the first quarter of fiscal 2015 as compared to $406 in the first quarter of fiscal 2014.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, include sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, were $398.7 million for the thirteen week period ended November 29, 2014, representing 54.5% of consolidated net sales, compared to $345.4 million for the same period in the prior fiscal year, representing 50.9% of consolidated net sales.

We grew our field sales associate headcount to 1,951 at November 29, 2014, an increase of approximately 7.3% from field sales associates of 1,818 at November 30, 2013. We plan to continue to increase our field sales associate headcount through fiscal 2015. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In the first quarter of fiscal 2015, we added approximately 30,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to 880,000. This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,230,000. We expect this SKU expansion plan driven by our eCommerce strategy to continue throughout fiscal 2015.

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

Gross Profit

Gross profit margin was 45.2% for the thirteen week period ended November 29, 2014 as compared to 46.4% for the comparable period in the prior fiscal year. The decline in gross profit margin was primarily a result of changes in customer and product mix, lower gross margins from our vending programs and increases in product costs, partially offset by price increases which continue to be constrained as a result of low commodity inflation.

Operating Expenses

Operating expenses increased 8.3% to $236.2 million for the thirteen week period ended November 29, 2014, as compared to $218.1 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll costs, increased freight costs, and increased advertising costs related to higher sales volume. In addition, approximately $2.7 million of executive separation costs is included in operating expenses for the thirteen week period ended November 29, 2014. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition, decreases in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina and a decrease in incentive compensation accruals.

Operating expenses represented approximately 32.3% of net sales for the thirteen week period ended November 29, 2014, as compared to approximately 32.1% for the thirteen week period ended November 30, 2013, respectively. This increase is primarily the result of the major changes in operating expenses described above.

Payroll and payroll related costs represented approximately 51.9% of total operating expenses for the thirteen week period ended November 29, 2014, as compared to approximately 54.1% for the thirteen week period ended November 30, 2013, respectively. Included in these costs are salary, incentive compensation, and sales commission. These costs increased for the thirteen week period ended November 29, 2014, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. This increase was partially offset by a decrease in incentive compensation accruals. Payroll and payroll related costs decreased as a percentage of operating expenses for the thirteen week period ended November 29, 2014 as compared to the same period in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $32.6 million for the thirteen week period ended November 29, 2014, as compared to approximately $28.5 million for the thirteen week period ended November 30, 2013, respectively. The primary driver of this increase was increased sales.

Income from Operations

Income from operations decreased 2.9% to $94.0 million for the thirteen week period ended November 29, 2014, as compared to $96.8 million for the same period in the prior fiscal year. This decrease was primarily attributable to the increase in operating expenses described above, offset in part by an increase in gross profit described above. Income from operations as a percentage of net sales also decreased to 12.9% for the thirteen week period ended November 29, 2014, as compared to 14.3% for the same period in the prior fiscal year due to decreases in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended November 29, 2014 was 38.40%, as compared to 38.30% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen week period ended November 29, 2014, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of November 29, 2014, we held $46.7 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At November 29, 2014, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $495.6 million. At August 30, 2014, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $337.1 million.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	November 29,	November 30,
	2014	2013

	(Amounts in thousands)
Net cash provided by operating activities	$57,752	$104,380
Net cash used in investing activities	$(13,358)	$(31,438)
Net cash used in financing activities	$(44,744)	$(80,474)
Effect of foreign exchange rate changes on cash and cash equivalents	$(100)	$86
Net decrease in cash and cash equivalents	$(450)	$(7,446)

The major component contributing to the source of cash for the thirteen week period ended November 29, 2014 was borrowings of $235.0 million under the revolving loan facility, partially offset by repayments on the Credit Facility of $76.3 million related to both the revolving credit note and term loan. The major component of the use of cash for the thirteen week period ended November 29, 2014 was cash dividends paid of $208.8 million to shareholders of record, which consisted of the regular quarterly cash dividend of $0.40 per share and a special cash dividend of $3.00 per share approved by our Board of Directors on October 27, 2014.  On December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on January 27, 2015 to shareholders of record at the close of business on January 13, 2015. The dividend will result in a payout of approximately $24.7 million, based on the number of shares outstanding at January 2, 2015.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in our first quarter of fiscal 2015, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, for the first three months in fiscal 2015, we paid $208.8 million to shareholders in the form of cash dividends.

Operating Activities

Net cash provided by operating activities for the thirteen week periods ended November 29, 2014 and November 30, 2013 was $57.8 million and $104.4 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories related to increased sales contributed to the majority of the decrease in net cash provided by operating activities. This change was offset in part by increases in the change in accounts payable and accrued liabilities.

	November 29,	August 30,	November 30,
	2014	2014	2013

	(Dollars in thousands)
Working Capital	$508,904	$652,251	$591,725
Current Ratio	2.0	3.1	3.0

Working capital was $508.9 million, $652.3 million, and $591.7 million, at November 29, 2014, August 30, 2014 and November 30, 2013, respectively. At these dates, the ratio of current assets to current liabilities was 2.0, 3.1,  and 3.0, respectively. The decrease in working capital and the current ratio at November 29, 2014 compared to August 30, 2014 and

November 30, 2013, is primarily related to the additional borrowings under the revolving loan facility in fiscal 2015, partially offset by an increase in inventories.

Investing Activities

Net cash used in investing activities for the thirteen week periods ended November 29, 2014 and November 30, 2013 was $13.4 million and $31.4 million, respectively. The decrease in net cash used in investing activities resulted primarily from cash used of approximately $20.4 million for investment in available for sale securities during the thirteen week period ended November 30, 2013, relating to the Columbus-Franklin County Finance Authority arrangement.

Financing Activities

Net cash used in financing activities for the thirteen week periods ended November 29, 2014 and November 30, 2013 was $44.7 million and $80.5 million, respectively. The major components contributing to the use of cash for the thirteen week period ended November 29, 2014 were cash dividends paid of $208.8 million, and repayments on the Credit Facility of $76.3 million related to both the revolving credit note and term loan. This was partially offset by borrowings under the revolving loan facility in the amount of $235.0 million. The major components contributing to the use of cash for the thirteen week period ended November 30, 2013 were the repurchase of shares of Class A common stock of $115.0 million and cash dividends paid of $20.9 million, partially offset by borrowings under the Credit Facility in the amount of $50.0 million.

Long-term Debt and Credit Facilities

On April 22, 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million credit facility (the “Credit Facility”). The Credit Facility, which matures on April 22, 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million.

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

During the thirteen week period ended November 29, 2014,  we borrowed $235.0 million under the revolving loan facility and repaid $70.0 million of the revolving loan balance. As of November 29, 2014, there were $231.3 million and $235.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $260.0 million represents current maturities. As of August 30, 2014,  there were $237.5 million and $70.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $95.0 million represents current maturities.

At November 29, 2014, we were in compliance with the operating and financial covenants of the Credit Facility. The current balance of $165.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Infrastructure Investments

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $1.5 million in fiscal 2015 and $49.9 million in fiscal 2014 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of November 29, 2014. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under an operating lease to the Affiliate for the thirteen weeks ended November 29, 2014 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 29, 2014, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $7.0 million, of which $2.3 million remains outstanding at November 29, 2014. Refer to Note 5 to our condensed consolidated financial statements.

Operating Leases

As of November 29, 2014, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate, as noted above. The lease (which requires us to provide for the payment of real estate taxes and other operating costs) is through 2030.  In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

Recently Issued Accounting Standards

See Note 10 to the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 30, 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended August 30, 2014 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended November 29, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
8/31/14-10/1/14	169	$90.88	—	2,074,643
10/2/14-11/1/14	43,753	81.69	—	2,074,643
11/2/14-11/29/14	—	—	—	2,074,643
Total	43,922	$81.73	—

(1)

During the thirteen weeks ended November 29, 2014, 43,922 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of November 29, 2014, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,074,643 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Summary of Non-Executive Directors’ Compensation*
10.2	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014.*
10.3

Separation Agreement, dated October 30, 2014 between MSC Industrial Direct Co., Inc. and Thomas Cox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2014).

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 8, 2015	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 8, 2015	By:	/s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Summary of Non-Executive Directors’ Compensation.*
10.2	MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014.*
10.3

Separation Agreement, dated October 30, 2014 between MSC Industrial Direct Co., Inc. and Thomas Cox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2014).

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