Form 10-Q
period 2015-02-28
MSC INDUSTRIAL DIRECT CO INC
filed 2015-04-09
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

As of April 2, 2015, 48,398,854 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 28,	August 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,425	$47,154
Accounts receivable, net of allowance for doubtful accounts of $10,450 and $9,310, respectively	406,557	382,784
Inventories	506,059	449,814
Prepaid expenses and other current assets	51,773	40,410
Deferred income taxes	41,253	41,253
Total current assets	1,033,067	961,415
Property, plant and equipment, net	291,843	294,348
Goodwill	625,140	629,335
Identifiable intangibles, net	128,471	138,314
Other assets	33,528	37,335
Total assets	$2,112,049	$2,060,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$288,000	$70,000
Current maturities of long-term debt	26,338	26,829
Accounts payable	117,276	116,283
Accrued liabilities	80,823	96,052
Total current liabilities	512,437	309,164
Long-term debt, net of current maturities	227,434	240,235
Deferred income taxes and tax uncertainties	112,725	112,785
Total liabilities	852,596	662,184
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,367,701 and 55,980,199 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 and 13,295,747 shares issued and outstanding, respectively	13	13
Additional paid-in capital	595,681	573,730
Retained earnings	1,159,433	1,286,068
Accumulated other comprehensive loss	(14,451)	(5,054)
Class A treasury stock, at cost, 7,966,205 and 7,657,386 shares, respectively	(481,279)	(456,250)
Total shareholders’ equity	1,259,453	1,398,563
Total liabilities and shareholders’ equity	$2,112,049	$2,060,747

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
Net sales	$706,400	$661,513	$1,437,491	$1,340,023
Cost of goods sold	385,526	354,692	786,468	718,347
Gross profit	320,874	306,821	651,023	621,676
Operating expenses	235,000	225,099	471,178	443,204
Income from operations	85,874	81,722	179,845	178,472
Other (expense) income:
Interest expense	(2,035)	(967)	(2,979)	(1,814)
Interest income	435	4	440	9
Other income (expense), net	(557)	(266)	(380)	(478)
Total other expense	(2,157)	(1,229)	(2,919)	(2,283)
Income before provision for income taxes	83,717	80,493	176,926	176,189
Provision for income taxes	32,190	30,981	67,982	67,631
Net income	$51,527	$49,512	$108,944	$108,558
Per share information:
Net income per common share:
Basic	$0.84	$0.80	$1.76	$1.73
Diluted	$0.83	$0.79	$1.75	$1.72
Weighted average shares used in computing net income per common share:
Basic	61,351	61,743	61,298	62,258
Diluted	61,566	62,050	61,554	62,564
Cash dividend declared per common share	$0.40	$0.33	$3.80	$0.66

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
Net income, as reported	$51,527	$49,512	$108,944	$108,558
Foreign currency translation adjustments	(5,449)	(2,457)	(9,397)	(1,834)
Comprehensive income	$46,078	$47,055	$99,547	$106,724

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Twenty-Six Weeks Ended February 28, 2015

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $3,544	132	—	—	—	11,984	—	—	—	—	11,984
Common stock issued under associate stock purchase plan	—	—	—	—	1,057	—	—	(33)	1,269	2,326
Issuance of restricted common stock, net of cancellations	118	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units	138	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,202	—	—	—	—	8,202
Purchase of treasury stock	—	—	—	—	—	—	—	342	(26,298)	(26,298)
Cash dividends paid on Class A common stock	—	—	—	—	—	(184,347)	—	—	—	(184,347)
Cash dividends paid on Class B common stock	—	—	—	—	—	(50,524)	—	—	—	(50,524)
Issuance of dividend equivalent units	—	—	—	—	708	(708)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9,397)	—	—	(9,397)
Net income	—	—	—	—	—	108,944	—	—	—	108,944
Balance at February 28, 2015	56,368	$56	13,296	$13	$595,681	$1,159,433	$(14,451)	7,966	$(481,279)	$1,259,453

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 28,	March 1,
	2015	2014
Cash Flows from Operating Activities:
Net income	$108,944	$108,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,445	32,059
Stock-based compensation	8,202	9,267
Loss on disposal of property, plant, and equipment	371	1,087
Provision for doubtful accounts	2,719	2,538
Deferred income taxes and tax uncertainties	(60)	—
Excess tax benefits from stock-based compensation	(3,686)	(4,143)
Changes in operating assets and liabilities:
Accounts receivable	(28,222)	(21,669)
Inventories	(58,055)	25,875
Prepaid expenses and other current assets	(11,424)	(4,414)
Other assets	2,140	865
Accounts payable and accrued liabilities	(7,767)	1,460
Total adjustments	(61,337)	42,925
Net cash provided by operating activities	47,607	151,483
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(25,145)	(33,925)
Investment in available for sale securities	—	(24,024)
Cash used in business acquisitions, net of cash received	—	1,434
Net cash used in investing activities	(25,145)	(56,515)
Cash Flows from Financing Activities:
Purchases of treasury stock	(26,298)	(115,435)
Payments of regular cash dividends	(49,468)	(41,430)
Payment of special cash dividend	(185,403)	—
Payments on capital lease and financing obligations	(1,322)	(1,077)
Excess tax benefits from stock-based compensation	3,686	4,143
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,326	1,989
Proceeds from exercise of Class A common stock options	8,440	12,184
Borrowings under financing obligations	530	254
Borrowings under Credit Facility	298,000	50,000
Payment of notes payable and revolving credit note under the Credit Facility	(92,500)	(16,250)
Net cash used in financing activities	(42,009)	(105,622)
Effect of foreign exchange rate changes on cash and cash equivalents	(182)	101
Net decrease in cash and cash equivalents	(19,729)	(10,553)
Cash and cash equivalents—beginning of period	47,154	55,876
Cash and cash equivalents—end of period	$27,425	$45,323
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$68,036	$67,062
Cash paid for interest	$2,336	$1,613

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six week periods ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014

Net income as reported	$51,527	$49,512	$108,944	$108,558
Less: Distributed net income available to participating securities	(115)	(116)	(1,348)	(248)
Less: Undistributed net income available to participating securities	(182)	(221)	—	(514)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$51,230	$49,175	$107,596	$107,796
Add: Undistributed net income allocated to participating securities	182	221	—	514
Less: Undistributed net income reallocated to participating securities	(182)	(220)	—	(512)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$51,230	$49,176	$107,596	$107,798

Denominator:
Weighted average shares outstanding for basic net income per share	61,351	61,743	61,298	62,258
Effect of dilutive securities	215	307	256	306
Weighted average shares outstanding for diluted net income per share	61,566	62,050	61,554	62,564

Net income per share Two-class method:
Basic	$0.84	$0.80	$1.76	$1.73

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Diluted	$0.83	$0.79	$1.75	$1.72

Antidilutive stock options of 748 were not included in the computation of diluted earnings per share for the thirteen and twenty-six week period ended February 28, 2015. There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen week period ended March 1, 2014. Antidilutive stock options of 392 were not included in the computation of diluted earnings per share for the twenty-six week period ended March 1, 2014.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,116 and $1,741 for the thirteen week periods ended February 28, 2015 and March 1, 2014, respectively, and $2,848 and $3,196, respectively, for the twenty-six week periods ended February 28, 2015 and March 1, 2014. Tax benefits related to these expenses for the thirteen week periods ended February 28, 2015 and March 1, 2014 were $388 and $637, respectively, and for the twenty-six week periods ended February 28, 2015 and March 1, 2014 were $1,015 and $1,163, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 28,	March 1,
	2015	2014
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	0.93%
Expected volatility	24.49%	26.59%
Expected dividend yield	1.70%	1.70%
Weighted-average grant-date fair value	$14.06	$14.98

A summary of the Company’s stock option activity for the twenty-six week period ended February 28, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 30, 2014	1,186	$68.24
Granted	421	83.02
Exercised	(132)	63.81
Canceled/Forfeited	(42)	78.97
Outstanding on February 28, 2015	1,433	$72.68	4.92	$7,519
Exercisable on February 28, 2015	574	$62.70	3.56	$6,672

The unrecognized share‑based compensation cost related to stock option expense at February 28, 2015 was $9,778 and will be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six week periods ended February 28, 2015 and March 1, 2014 was $2,330 and $9,113, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the non‑vested restricted share award activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six weeks ended February 28, 2015 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 30, 2014	428	$68.67
Granted	126	82.35
Vested	(130)	60.18
Canceled/Forfeited	(8)	75.49
Non-vested restricted share awards at February 28, 2015	416	$75.44

Stock‑based compensation expense recognized for the restricted share awards was $1,762 and $2,753 for the thirteen week periods ended February 28, 2015 and March 1, 2014, respectively, and $4,529 and $4,990 for the twenty-six week periods ended February 28, 2015 and March 1, 2014, respectively.    The unrecognized compensation cost related to restricted share awards at February 28, 2015 was $19,857 and will be recognized over a weighted average period of 2.4 years.

A summary of the Company’s non-vested restricted stock unit award activity, including dividend equivalent units, for the twenty-six weeks ended February 28, 2015 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 30, 2014	199	$55.80
Granted	10	78.58
Vested	(138)	51.68
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at February 28, 2015	71	$57.33

Stock‑based compensation expense recognized for the restricted stock units was $285 and $542 for the thirteen week periods ended February 28, 2015 and March 1, 2014, respectively, and $825 and $1,081 for the twenty-six week periods ended February 28, 2015 and March 1, 2014, respectively.  The unrecognized compensation cost related to the restricted stock units at February 28, 2015 was $1,062 and is expected to be recognized over a period of 1.9 years.

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

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

through them. Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,023 at February 28, 2015 and August 30, 2014, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the twenty-six week period ended February 28, 2015. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at February 28, 2015, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of February 28, 2015 and August 30, 2014 due to the short-term maturity of these items.

During the twenty-six weeks ended February 28, 2015 and March 1, 2014, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at February 28, 2015 and August 30, 2014 consisted of the following:

	February 28,	August 30,
	2015	2014

	(Dollars in thousands)
Credit Facility:
Revolver	$288,000	$70,000
Term loan	225,000	237,500
Capital lease and financing obligations	28,772	29,564
Total debt	$541,772	$337,064
Less: current portion of Credit Facility	(313,000)	(95,000)
Less: current portion of capital lease and financing obligations	(1,338)	(1,829)
Long-term debt	$227,434	$240,235

Credit Facility

In April 2013, in connection with the acquisition of the Class C Solutions Group (“CCSG”), the Company entered into a $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures in April 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at February 28, 2015 was 1.31% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the twenty-six week period ended February 28, 2015, the Company borrowed $298,000 under the revolving loan facility and repaid $80,000 and $12,500 of the revolving loan facility and the term loan facility, respectively. At February 28, 2015 and August 30, 2014, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At February 28, 2015 and August 30, 2014, the capital lease obligation was approximately $27,023.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six week period ended February 28, 2015, the Company entered into a financing obligation for certain information technology equipment totaling $530. During the fiscal year ended August 30, 2014, the Company entered into various financing obligations for certain information technology equipment totaling $1,353. The gross amount of property and equipment acquired under these capital leases and financing agreements at February 28, 2015 and August 30, 2014 was approximately $33,853 and $33,505 respectively. Related accumulated amortization totaled $4,246 and $3,339 as of February 28, 2015 and August 30, 2014, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 6. Shareholders’ Equity

The Company paid cash dividends of $234,871 for the twenty-six weeks ended February 28, 2015 which consisted of a special and regular cash dividend of approximately $185,403 and $49,468, respectively. For the twenty-six weeks ended March 1, 2014, the Company paid cash dividends of $41,430. On April 2, 2015, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on April 28, 2015 to shareholders of record at the close of business on April 14, 2015. The dividend will result in a payout of approximately $24,678, based on the number of shares outstanding at April 2, 2015.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the twenty-six week period ended February 28, 2015, the Company repurchased 342 shares of its Class A common stock for $26,298, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 110 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of February 28, 2015, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,843 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the twenty-six week periods ended February 28, 2015 and March 1, 2014 was minimal.

Note 8. Income Taxes

During the twenty-six week period ended February 28, 2015, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Recognizing Assets and Liabilities Arising from Lease Contracts on the Balance Sheet

In May 2013, the Financial Accounting Standards Board ("FASB") issued a proposed Accounting Standards Update (“ASU”), Leases (Topic 842) that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The Company has not yet determined the impact the adoption of this proposed standard, as currently drafted, will have on its consolidated financial statements. As of February 28, 2015, the Company leases all of its branch offices and certain of its customer fulfillment centers and office space.

Presentation of Financial Statements and Property, Plant, and Equipment

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update changes the criteria for reporting discontinued operations for all public and nonpublic entities as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under the standard, public business entities should apply the amendments in this update prospectively to all disposals of components of an entity and all business or nonprofit activities

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company does not anticipate that the adoption of the guidance will have a material impact on its financial position, results of operations or cash flows.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2018 first quarter. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has neither selected a transition method, nor determined the impact that the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The Company does not anticipate that the adoption of the guidance will have a material impact on its financial position, results of operations or cash flows.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that the adoption of the guidance will have a material impact on its financial position, results of operations or cash flows.

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

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. Our goal is to help our customers throughout North America drive greater productivity, profitability and growth with our product offerings, inventory management and other supply chain solutions, and deep expertise from more than 70 years of working with customers across industries. We continue to implement our strategies to gain market share against other suppliers, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 900,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers and 101 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Overview

Net sales increased by 6.8% and 7.3% for the thirteen and twenty-six week periods ended February 28, 2015, as compared to the same periods in the prior fiscal year. We have invested in our business by increasing our sales force and making various productivity and infrastructure investments. Additionally, by increasing our investments in vending solutions and electronic procurement tools, we have strengthened our strategic position with our customers. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same-day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

The table below shows the change in our fiscal quarterly average daily sales by total company and by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2015 vs. 2014 Fiscal Period	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1	Twenty-Six Week Period Ended Fiscal Q2 YTD

Total Company	6.8%	7.8%	7.3%
Manufacturing Customers	4.1%	4.8%	4.4%
Non-Manufacturing Customers	14.0%	15.6%	14.8%

Excluding U.K. operations, our manufacturing customers currently represent approximately 70% of our business and our non-manufacturing customers currently represent approximately 30% of our business.

Exclusive of customers in the U.K., average order size increased to approximately $410 for the twenty-six week period ended February 28, 2015 as compared to $406 for the same period in the prior fiscal year.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 54.9% of consolidated net sales for the twenty-six week period ended February 28, 2015, compared to 51.3% of consolidated net sales for the same period in the prior fiscal year.

We grew our field sales associate headcount to 1,955 at February 28, 2015, an increase of 5.4% from field sales associates of 1,855 at March 1, 2014. We plan to continue to increase our field sales associate headcount through fiscal 2015. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In the first two quarters of fiscal 2015, we added approximately 63,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to approximately 900,000 SKUs, net of SKU removals. This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,270,000 SKUs. We expect this SKU expansion plan driven by our eCommerce strategy to continue through the remainder of fiscal 2015.

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

We also continue to focus on expanding our Large Account Customer business, which consists of our national account customers and government accounts, and continues to be an important component of our overall customer mix, revenue base, and planned business expansion. Servicing our Large Account Customer business is more complex as we look to provide customer specific solutions as our Large Account Customers continue to focus on ways to drive costs out of their businesses.  By expanding this business, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. Sales to our government accounts represented approximately 9% of our total sales during the twenty-six week period ended February 28, 2015 compared to 7% for the twenty-six week period ended March 1, 2014.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. In addition to this key manufacturing metric, we also utilize metalworking related indices. A substantial portion of our revenues came from sales in the manufacturing sector during the first two quarters of fiscal 2015, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index evidenced an expanding manufacturing sector environment throughout most of our fiscal year 2014 and this trend has continued through the first half of our fiscal year 2015, however, at a declining pace. The ISM index was 51.5% for the month of March 2015 and averaged 55.5% for the past twelve months. The rapid drop in oil prices along with reduced export demand, contributed to the declining index. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, and inventories are growing, while employment is unchanged and supplier deliveries have slowed from the previous month. Pricing continues to be constrained due to the lack of commodities inflation and the most recent index has indicated a decrease in raw materials prices for the fifth consecutive month. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Our gross profit margin was 45.4% and 45.3% for the thirteen and twenty-six week periods ended February 28, 2015, as compared to 46.4% for the same periods in the prior fiscal year. The decreases were primarily a result of increases in product costs, changes in customer and product mix and growth in our vending program sales.

Operating expenses increased 4.4% and 6.3% for the thirteen and twenty-six week periods ended February 28, 2015, as compared to the same periods in the prior fiscal year.  The increase in operating expenses for the thirteen week period ended February 28, 2015 is primarily the result of increased payroll and payroll related costs and increased freight costs to support our increased revenues, partially offset by decreases in the incentive compensation accrual, non-recurring integration costs and restructuring charges associated with the CCSG acquisition and executive separation costs.  The increase in operating expenses for the twenty-six week period ended February 28, 2015 is primarily the result of increased payroll and payroll related costs, increased freight costs, and increased advertising costs related to additional advertising activities. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina, as well as a decrease in the incentive compensation accrual.

We expect operating costs to continue to increase throughout the remainder of fiscal year 2015 as compared to fiscal year 2014 due to increased operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio, increased compensation expenses and fringe benefits costs as a result of an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives, and increased costs associated with executing on our vending and other investment programs. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

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

Thirteen Week Period Ended February 28, 2015 Compared to the Thirteen Week Period Ended March 1, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated.

	Thirteen Weeks Ended
	February 28, 2015		March 1, 2014		Change

	$	%	$	%	$	%
Net sales	$706,400	100.0%	$661,513	100.0%	$44,887	6.8%
Cost of goods sold	385,526	54.6%	354,692	53.6%	30,834	8.7%
Gross profit	320,874	45.4%	306,821	46.4%	14,053	4.6%
Operating expenses	235,000	33.3%	225,099	34.0%	9,901	4.4%
Income from operations	85,874	12.2%	81,722	12.4%	4,152	5.1%
Total other expense	(2,157)	(0.3%)	(1,229)	(0.2)%	(928)	75.5%
Income before provision for income taxes	83,717	11.9%	80,493	12.2%	3,224	4.0%
Provision for income taxes	32,190	4.6%	30,981	4.7%	1,209	3.9%
Net income	$51,527	7.3%	$49,512	7.5%	$2,015	4.1%

Net Sales

Net sales increased 6.8% or approximately $44.9 million, for the thirteen week period ended February 28, 2015. We estimate that this $44.9 million increase in net sales is comprised of approximately $48.2 million of higher sales volume, reduced by approximately $3.3 million from a  net pricing decrease, which includes changes in customer and product mix, discounting and other items. Of the above $44.9 million increase in net sales, our Large Account Customers increased by approximately $31.7 million and there was an increase in our remaining business of approximately $13.2 million.

Gross Profit

Gross profit margin was 45.4% for the thirteen week period ended February 28, 2015 as compared to 46.4% for the comparable period in the prior fiscal year. The decline in gross profit margin was primarily a result of increases in product costs, changes in customer and product mix and growth in our vending program sales.

Operating Expenses

Operating expenses increased 4.4% to $235.0 million for the thirteen week period ended February 28, 2015, as compared to $225.1 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll and payroll related costs and increased freight costs to support increased revenues.  This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and a decrease in the incentive compensation accrual.  Approximately $0.2 million and $4.6 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were included in operating expenses for the thirteen week periods ended February 28, 2015 and March 1, 2014, respectively.  In addition, approximately $3.0 million of executive separation costs was included in the thirteen week period ended March 1, 2014.

Operating expenses represented approximately 33.3% of net sales for the thirteen week period ended February 28, 2015, as compared to approximately 34.0% for the thirteen week period ended March 1, 2014. This decrease is primarily a result of those non-recurring items discussed above.

Payroll and payroll related costs represented approximately 54.0% of total operating expenses for the thirteen week period ended February 28, 2015, as compared to approximately 53.3% for the thirteen week period ended March 1, 2014.  Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased for the thirteen week period ended February 28, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan.  There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 11.9% for the thirteen week period ended February 28, 2015 compared to the same period in the prior fiscal year. In addition, the average cost per claim increased by 12.8% for the thirteen week period ended February 28, 2015 as compared to the same period in the prior fiscal year. These increases were partially offset by a decrease in the incentive compensation accrual.

Payroll and payroll related costs increased as a percentage of operating expenses for the thirteen week period ended February 28, 2015 as compared to the same period in the prior fiscal year primarily as a result of the increases in payroll and payroll related costs discussed above.

Freight expense was approximately $30.7 million for the thirteen week period ended February 28, 2015, as compared to approximately $28.1 million for the thirteen week period ended March 1, 2014. The primary driver of this increase was increased sales.

Income from Operations

Income from operations increased 5.1% to $85.9 million for the thirteen week period ended February 28, 2015, as compared to $81.7 million for the same period in the prior fiscal year. This increase was primarily attributable to the increase in gross profit, offset in part by an increase in operating expenses described above. Income from operations as a percentage of net sales decreased to 12.2% for the thirteen week period ended February 28, 2015, as compared to 12.4% for the same period in the prior fiscal year primarily due to a decrease in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week periods ended February 28, 2015 and March 1, 2014 was 38.5%.

Net Income

The factors which affected net income for the thirteen week period ended February 28, 2015, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six Week Period Ended February 28, 2015 Compared to the Twenty-Six Week Period Ended March 1, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated.

	Twenty-Six Weeks Ended
	February 28, 2015		March 1, 2014		Change

	$	%	$	%	$	%
Net sales	$1,437,491	100.0%	$1,340,023	100.0%	$97,468	7.3%
Cost of goods sold	786,468	54.7%	718,347	53.6%	68,121	9.5%
Gross profit	651,023	45.3%	621,676	46.4%	29,347	4.7%
Operating expenses	471,178	32.8%	443,204	33.1%	27,974	6.3%
Income from operations	179,845	12.5%	178,472	13.3%	1,373	0.8%
Total other expense	(2,919)	(0.2)%	(2,283)	(0.2)%	(636)	27.9%
Income before provision for income taxes	176,926	12.3%	176,189	13.1%	737	0.4%
Provision for income taxes	67,982	4.7%	67,631	5.0%	351	0.5%
Net income	$108,944	7.6%	$108,558	8.1%	$386	0.4%

Net Sales

Net sales increased 7.3% or approximately $97.5 million, for the twenty-six week period ended February 28, 2015. We estimate that this $97.5 million increase in net sales is comprised of approximately $106.9 million of higher sales volume, reduced by approximately $9.4 million from a net pricing decrease, which includes changes in customer and product mix, discounting and other items. Of the above $97.5 million increase in net sales, our Large Account Customers increased by approximately $68.6 million and there was an increase in our remaining business of approximately $28.9 million.

Gross Profit

Gross profit margin was 45.3% for the twenty-six week period ended February 28, 2015 as compared to 46.4% for the comparable period in the prior fiscal year. The decline in gross profit margin was primarily a result of the constrained pricing environment, changes in customer and product mix and growth in our vending program sales.

Operating Expenses

Operating expenses increased 6.3% to $471.2 million for the twenty-six week period ended February 28, 2015, as compared to $443.2 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll and payroll related costs, increased freight costs to support increased revenues, and increased advertising costs related to additional advertising activities. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina in addition to a decrease in the incentive compensation accrual.  Approximately $1.1 million and $8.4 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were included in operating expenses for the twenty-six week periods ended February 28, 2015 and March 1, 2014, respectively and approximately $2.5 million of non-recurring relocation costs was included in operating expenses for the twenty-six week period ended March 1, 2014.

Operating expenses represented approximately 32.8% of net sales for the twenty-six week period ended February 28, 2015, as compared to approximately 33.1% for the twenty-six week period ended March 1, 2014, respectively. Excluding the reduction in the non-recurring changes discussed above, operating expenses as a percentage of net sales for the twenty-six week period ended February 28, 2015 increased as compared to the same period in the prior fiscal year.

Payroll and payroll related costs represented approximately 52.9% of total operating expenses for the twenty-six week period ended February 28, 2015, as compared to approximately 53.7% for the twenty-six week period ended March 1, 2014, respectively. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased for the twenty-six week period ended February 28, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels.  Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 6.3% for the twenty-six week period ended February 28, 2015 compared to the same period in the prior fiscal year. In addition, the average cost per claim increased by 2.9% for the twenty-six week period ended February 28, 2015 as compared to the same period in the prior fiscal year. This increase was partially offset by a decrease in the incentive compensation accrual.

Payroll and payroll related costs decreased as a percentage of operating expenses for the twenty-six week period ended February 28, 2015 as compared to the same period in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $63.3 million for the twenty-six week period ended February 28, 2015, as compared to approximately $56.6 million for the twenty-six week period ended March 1, 2014, respectively. The primary driver of this increase was increased sales.

Income from Operations

Income from operations increased 0.8% to $179.8 million for the twenty-six week period ended February 28, 2015, as compared to $178.5 million for the same period in the prior fiscal year. This increase was primarily attributable to the increase in gross profit, offset in part by an increase in operating expenses described above. Income from operations as a percentage of net sales decreased to 12.5% for the twenty-six week period ended February 28, 2015, as compared to 13.3% for the same period in the prior fiscal year primarily due to decreases in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the twenty-six week periods ended February 28, 2015 and March 1, 2014 was 38.4%.

Net Income

The factors which affected net income for the twenty-six week period ended February 28, 2015, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of February 28, 2015, we held $27.4 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facilities expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At February 28, 2015, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $541.8 million. At August 30, 2014, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $337.1 million.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	February 28,	March 1,
	2015	2014

	(Amounts in thousands)
Net cash provided by operating activities	$47,607	$151,483
Net cash used in investing activities	$(25,145)	$(56,515)
Net cash used in financing activities	$(42,009)	$(105,622)
Effect of foreign exchange rate changes on cash and cash equivalents	$(182)	$101
Net decrease in cash and cash equivalents	$(19,729)	$(10,553)

The major component contributing to the source of cash for the twenty-six week period ended February 28, 2015 was borrowings of $298.0 million under the revolving loan facility, partially offset by repayments on the Credit Facility of $92.5 million relating to both the revolving credit note and term loan. The major component of the use of cash for the twenty-six week period ended February 28, 2015 was cash dividends paid of $234.9 million to shareholders of record, which consisted of the regular quarterly cash dividends of $0.40 per share and a special cash dividend of $3.00 per share approved by our Board of Directors on October 27, 2014.    On April 2, 2015, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on April 28, 2015 to shareholders of record at the close of business on April 14, 2015. The dividend will result in a payout of approximately $24.7 million, based on the number of shares outstanding at April 2, 2015.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the first two quarters of our fiscal year 2015, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, for the twenty-six week period ended February 28, 2015, we paid $234.9 million to shareholders in the form of cash dividends and we repurchased approximately 0.3 million shares of our Class A common stock for approximately $26.3 million.

Operating Activities

Net cash provided by operating activities for the twenty-six week periods ended February 28, 2015 and March 1, 2014 was $47.6 million and $151.5 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories to support increased sales volume contributed to the majority of the decrease in net cash provided by operating activities.

	February 28,	August 30,	March 1,
	2015	2014	2014

	(Dollars in thousands)
Working Capital	$520,630	$652,251	$627,419
Current Ratio	2.0	3.1	3.5

Working capital was $520.6 million,  $652.3 million, and $627.4 million at February 28, 2015,  August 30, 2014 and March 1, 2014, respectively. At these dates, the ratio of current assets to current liabilities was 2.0,  3.1,  and 3.5, respectively. The decrease in working capital and the current ratio at February 28, 2015 compared to August 30, 2014 and March 1, 2014,  is primarily related to the additional borrowings under the revolving loan facility in fiscal 2015, partially offset by the increase in inventories.

Investing Activities

Net cash used in investing activities for the twenty-six week periods ended February 28, 2015 and March 1, 2014 was $25.1 million and $56.5 million, respectively. The decrease in net cash used in investing activities resulted primarily from cash used of approximately $24.0 million for investment in available for sale securities during the twenty-six week period ended March 1, 2014, relating to the Columbus-Franklin County Finance Authority arrangement.

Financing Activities

Net cash used in financing activities for the twenty-six week periods ended February 28, 2015 and March 1, 2014 was $42.0 million and $105.6 million, respectively. The major components contributing to the use of cash for the twenty-six week period ended February 28, 2015 were cash dividends paid of $234.9 million, and repayments on the Credit Facility of $92.5 million related to both the revolving credit note and term loan. This was partially offset by borrowings under the revolving loan facility in the amount of $298.0 million. The major components contributing to the use of cash for the twenty-six week period ended March 1, 2014 were the repurchase of shares of Class A common stock of $115.4 million and cash dividends paid of $41.4 million, partially offset by borrowings under the Credit Facility in the amount of $50.0 million.

Long-term Debt and Credit Facilities

In April 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million credit facility (the “Credit Facility”). The Credit Facility, which matures in April 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400.0 million and a five-year unsecured term loan facility in the aggregate amount of $250.0 million.

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

During the twenty-six week period ended February 28, 2015, we borrowed $298.0 million under the revolving loan facility and repaid $80.0 million of the revolving loan balance and $12.5 million of the term loan. As of February 28, 2015, there were $225.0 million and $288.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $313.0 million represents current maturities. As of August 30, 2014, there were $237.5 million and $70.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $95.0 million represents current maturities.

At February 28, 2015, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $46.0 million under the revolving loan facility in March 2015. The current balance of $158.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Infrastructure Investments

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $2.9 million in the first two quarters of fiscal 2015 and $49.9 million in fiscal 2014 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of February 28, 2015. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under an operating lease to the Affiliate for the twenty-six weeks ended February 28, 2015 of approximately $1.2 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At February 28, 2015, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $6.8 million, of which $1.8 million remains outstanding at February 28, 2015. Refer to Note 5 to our condensed consolidated financial statements.

Operating Leases

As of February 28, 2015, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate (which requires us to provide for the payment of real estate taxes and other operating costs), as noted above. These leases are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the second quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended February 28, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/30/14 -1/1/15	66,187	$82.32	—	2,074,643
1/2/15 - 2/1/15	232,123	74.33	232,095	1,842,548
2/2/15 - 2/28/15	—	—	—	1,842,548
Total	298,310	$76.11	232,095

(1)

During the thirteen weeks ended February 28, 2015, 66,215 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of February 28, 2015, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,842,548 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.1	MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the registrant’s Registration Statement on Form S-8 (333-201522) filed on January 15, 2015).
10.2

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the registrant’s Registration Statement on Form S-8 (333-201523) filed on January 15, 2015).

10.3

Retirement and Transition Agreement, dated December 2, 2014 between MSC Industrial Direct Co., Inc. and Jeffrey Kaczka (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.4

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.5

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Jeffrey Kaczka (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.6

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Douglas Jones (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.7	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Steve Armstrong.*
10.8	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Charles Bonomo.*
10.9	Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Kari Heerdt.*
10.10	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Christopher Davanzo.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 9, 2015	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 9, 2015	By:	/s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the registrant’s Registration Statement on Form S-8 (333-201522) filed on January 15, 2015).
10.2

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the registrant’s Registration Statement on Form S-8 (333-201523) filed on January 15, 2015).

10.3

Retirement and Transition Agreement, dated December 2, 2014 between MSC Industrial Direct Co., Inc. and Jeffrey Kaczka (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.4

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.5

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Jeffrey Kaczka (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.6

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Douglas Jones (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014).

10.7	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Steve Armstrong.*
10.8	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Charles Bonomo.*
10.9	Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Kari Heerdt.*
10.10	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Christopher Davanzo.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.