Form 10-Q
period 2015-05-30
MSC INDUSTRIAL DIRECT CO INC
filed 2015-07-09
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2015
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

As of June 30, 2015, 48,414,167 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 30,	August 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,863	$47,154
Accounts receivable, net of allowance for doubtful accounts of $10,676 and $9,310, respectively	406,224	382,784
Inventories	510,783	449,814
Prepaid expenses and other current assets	39,370	40,410
Deferred income taxes	41,253	41,253
Total current assets	1,022,493	961,415
Property, plant and equipment, net	289,074	294,348
Goodwill	625,258	629,335
Identifiable intangibles, net	124,431	138,314
Other assets	31,983	37,335
Total assets	$2,093,239	$2,060,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$213,000	$70,000
Current maturities of long-term debt	26,158	26,829
Accounts payable	114,380	116,283
Accrued liabilities	103,350	96,052
Total current liabilities	456,888	309,164
Long-term debt, net of current maturities	221,112	240,235
Deferred income taxes and tax uncertainties	112,697	112,785
Total liabilities	790,697	662,184
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,369,515 and 55,980,199 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 and 13,295,747 shares issued and outstanding, respectively	13	13
Additional paid-in capital	599,626	573,730
Retained earnings	1,198,070	1,286,068
Accumulated other comprehensive loss	(14,392)	(5,054)
Class A treasury stock, at cost, 7,953,017 and 7,657,386 shares, respectively	(480,831)	(456,250)
Total shareholders’ equity	1,302,542	1,398,563
Total liabilities and shareholders’ equity	$2,093,239	$2,060,747

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
Net sales	$745,483	$720,476	$2,182,974	$2,060,499
Cost of goods sold	407,066	387,082	1,193,534	1,105,429
Gross profit	338,417	333,394	989,440	955,070
Operating expenses	234,173	228,508	705,351	671,712
Income from operations	104,244	104,886	284,089	283,358
Other (expense) income:
Interest expense	(1,807)	(827)	(4,786)	(2,641)
Interest income	166	5	606	14
Other income (expense), net	10	101	(370)	(377)
Total other expense	(1,631)	(721)	(4,550)	(3,004)
Income before provision for income taxes	102,613	104,165	279,539	280,354
Provision for income taxes	39,271	39,469	107,253	107,100
Net income	$63,342	$64,696	$172,286	$173,254
Per share information:
Net income per common share:
Basic	$1.03	$1.04	$2.79	$2.77
Diluted	$1.03	$1.03	$2.78	$2.76
Weighted average shares used in computing net income per common share:
Basic	61,287	61,896	61,294	62,137
Diluted	61,424	62,212	61,510	62,447
Cash dividend declared per common share	$0.40	$0.33	$4.20	$0.99

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
Net income, as reported	$63,342	$64,696	$172,286	$173,254
Foreign currency translation adjustments	59	1,515	(9,338)	(319)
Comprehensive income	$63,401	$66,211	$162,948	$172,935

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirty-Nine Weeks Ended May 30, 2015

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $3,600	140	—	—	—	12,448	—	—	—	—	12,448
Common stock issued under associate stock purchase plan	—	—	—	—	1,441	—	—	(48)	1,830	3,271
Issuance of restricted common stock, net of cancellations	112	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	138	—	—	—	708	—	—	—	—	708
Stock-based compensation	—	—	—	—	11,299	—	—	—	—	11,299
Purchase of treasury stock	—	—	—	—	—	—	—	344	(26,411)	(26,411)
Cash dividends paid on Class A common stock	—	—	—	—	—	(203,706)	—	—	—	(203,706)
Cash dividends paid on Class B common stock	—	—	—	—	—	(55,842)	—	—	—	(55,842)
Dividend equivalent units declared	—	—	—	—	—	(736)	—	—	—	(736)
Foreign currency translation adjustment	—	—	—	—	—	—	(9,338)	—	—	(9,338)
Net income	—	—	—	—	—	172,286	—	—	—	172,286
Balance at May 30, 2015	56,370	$56	13,296	$13	$599,626	$1,198,070	$(14,392)	7,953	$(480,831)	$1,302,542

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 30,	May 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$172,286	$173,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,095	48,354
Stock-based compensation	11,299	13,020
Loss on disposal of property, plant, and equipment	665	1,250
Provision for doubtful accounts	4,305	3,163
Deferred income taxes and tax uncertainties	(88)	—
Excess tax benefits from stock-based compensation	(3,770)	(4,741)
Changes in operating assets and liabilities:
Accounts receivable	(29,547)	(26,628)
Inventories	(62,832)	(9,826)
Prepaid expenses and other current assets	967	(4,878)
Other assets	3,356	1,884
Accounts payable and accrued liabilities	14,237	31,776
Total adjustments	(9,313)	53,374
Net cash provided by operating activities	162,973	226,628
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(38,176)	(55,882)
Investment in available for sale securities	—	(25,011)
Cash used in business acquisitions, net of cash received	—	1,434
Net cash used in investing activities	(38,176)	(79,459)
Cash Flows from Financing Activities:
Purchases of treasury stock	(26,411)	(115,606)
Payments of regular cash dividends	(74,143)	(62,010)
Payment of special cash dividend	(185,403)	—
Payments on capital lease and financing obligations	(1,574)	(1,545)
Excess tax benefits from stock-based compensation	3,770	4,741
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,271	2,922
Proceeds from exercise of Class A common stock options	8,848	17,565
Borrowings under financing obligations	530	480
Borrowings under Credit Facility	306,000	50,000
Payment of notes payable and revolving credit note under the Credit Facility	(181,750)	(54,375)
Net cash used in financing activities	(146,862)	(157,828)
Effect of foreign exchange rate changes on cash and cash equivalents	(226)	141
Net decrease in cash and cash equivalents	(22,291)	(10,518)
Cash and cash equivalents—beginning of period	47,154	55,876
Cash and cash equivalents—end of period	$24,863	$45,358
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$88,553	$91,446
Cash paid for interest	$4,190	$2,369

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended May 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014

Net income as reported	$63,342	$64,696	$172,286	$173,254
Less: Distributed net income available to participating securities	(101)	(120)	(1,439)	(368)
Less: Undistributed net income available to participating securities	(258)	(327)	—	(841)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$62,983	$64,249	$170,847	$172,045
Add: Undistributed net income allocated to participating securities	258	327	—	841
Less: Undistributed net income reallocated to participating securities	(257)	(325)	—	(837)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$62,984	$64,251	$170,847	$172,049

Denominator:
Weighted average shares outstanding for basic net income per share	61,287	61,896	61,294	62,137
Effect of dilutive securities	137	316	216	310
Weighted average shares outstanding for diluted net income per share	61,424	62,212	61,510	62,447

Net income per share Two-class method:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Basic	$1.03	$1.04	$2.79	$2.77
Diluted	$1.03	$1.03	$2.78	$2.76

Antidilutive stock options of 741 and 736 were not included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 30, 2015.  There were no antidilutive stock options excluded from the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 31, 2014.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,103 and $1,230 for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively, and $3,951 and $4,426 for the thirty-nine week periods ended May 30, 2015 and May 31, 2014, respectively. Tax benefits related to these expenses for the thirteen week periods ended May 30, 2015 and May 31, 2014 were $391 and $440, respectively, and for the thirty-nine week periods ended May 30, 2015 and May 31, 2014 were $1,406 and $1,603, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 30,	May 31,
	2015	2014
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	0.93%
Expected volatility	24.49%	26.59%
Expected dividend yield	1.70%	1.70%
Weighted-average grant-date fair value	$14.06	$14.98

A summary of the Company’s stock option activity for the thirty-nine week period ended May 30, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 30, 2014	1,186	$68.24
Granted	421	83.01
Exercised	(140)	63.29
Canceled/Forfeited	(60)	78.46
Outstanding on May 30, 2015	1,407	$72.72	4.68	$4,960
Exercisable on May 30, 2015	561	$62.74	3.32	$4,811

The unrecognized share‑based compensation cost related to stock option expense at May 30, 2015 was $8,582 and will be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended May 30, 2015 and May 31, 2014 was $2,466 and $11,623, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine weeks ended May 30, 2015 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 30, 2014	428	$68.67
Granted	126	82.33
Vested	(133)	60.48
Canceled/Forfeited	(14)	76.13
Non-vested restricted share awards at May 30, 2015	407	$75.42

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period.  Stock‑based compensation expense recognized for the RSAs was $1,852 and $1,979 for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively, and $6,381 and $6,969 for the thirty-nine week periods ended May 30, 2015 and May 31, 2014, respectively. The unrecognized compensation cost related to RSAs at May 30, 2015 was $17,810 and will be recognized over a weighted average period of 2.3 years.

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirty-nine weeks ended May 30, 2015 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 30, 2014	184	$54.65
Granted	1	83.03
Vested	(123)	54.60
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at May 30, 2015	62	$55.09

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock at the conclusion of the vesting period. The dividend equivalents are not included in the RSU table above. Stock‑based compensation expense recognized for the RSUs was $142 and $544 for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively, and $967 and $1,625 for the thirty-nine week periods ended May 30, 2015 and May 31, 2014, respectively. The unrecognized compensation cost related to the RSUs at May 30, 2015 was $922 and is expected to be recognized over a weighted average period of 1.7 years.

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

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,023 at May 30, 2015 and August 30, 2014, respectively. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the thirty-nine week period ended May 30, 2015. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at May 30, 2015, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of May 30, 2015 and August 30, 2014 due to the short-term maturity of these items.

During the thirty-nine weeks ended May 30, 2015 and May 31, 2014, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at May 30, 2015 and August 30, 2014 consisted of the following:

	May 30,	August 30,
	2015	2014

	(Dollars in thousands)
Credit Facility:
Revolver	$213,000	$70,000
Term loan	218,750	237,500
Capital lease and financing obligations	28,520	29,564
Total debt	$460,270	$337,064
Less: current portion of Credit Facility	(238,000)	(95,000)
Less: current portion of capital lease and financing obligations	(1,158)	(1,829)
Long-term debt	$221,112	$240,235

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at May 30, 2015 was 1.32% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the thirty-nine week period ended May 30, 2015, the Company borrowed $306,000 under the revolving loan facility and repaid $163,000 and $18,750 of the revolving loan facility and the term loan facility, respectively. At May 30, 2015 and August 30, 2014, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At May 30, 2015 and August 30, 2014, the capital lease obligation was approximately $27,023.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirty-nine week period ended May 30, 2015, the Company entered into a financing obligation for certain information technology equipment totaling $530. During the fiscal year ended August 30, 2014, the Company entered into various financing obligations for certain information technology equipment totaling $1,353. The gross amount of property and equipment acquired under these capital leases and financing agreements at May 30, 2015 and August 30, 2014

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

was approximately $33,853 and $33,505 respectively. Related accumulated amortization totaled $5,339 and $3,339 as of May 30, 2015 and August 30, 2014, respectively.

Note 6. Shareholders’ Equity

The Company paid cash dividends of $259,546 for the thirty-nine weeks ended May 30, 2015 which consisted of a special cash dividend and regular cash dividends of approximately $185,403 and $74,143, respectively. For the thirty-nine weeks ended May 31, 2014, the Company paid cash dividends of $62,010.  On June 23, 2015, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on July 28, 2015 to shareholders of record at the close of business on July 14, 2015.  The dividend will result in a payout of approximately $24,684, based on the number of shares outstanding at June 30, 2015.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirty-nine week period ended May 30, 2015, the Company repurchased 344 shares of its Class A common stock for $26,411, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 112 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of May 30, 2015, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,843 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirty-nine week periods ended May 30, 2015 and May 31, 2014 was minimal.

Note 8. Income Taxes

During the thirty-nine week period ended May 30, 2015, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on its financial position, results of operations or cash flows.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. As of May 30, 2015, the Company does not have any variable interest entities and does not anticipate that the adoption of the guidance will have an impact on its financial position, results of operations or cash flows.

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

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. Our goal is to help our customers throughout North America drive greater productivity, profitability and growth with our product offerings, inventory management and other supply chain solutions, and deep expertise from more than 70 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 970,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 100 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Overview

Net sales increased by 3.5% and 5.9% for the thirteen and thirty-nine week periods ended May 30, 2015, as compared to the same periods in the prior fiscal year. We have invested in our business by increasing our sales force and making various productivity and infrastructure investments. Additionally, by increasing our investments in custom supply chain and inventory management solutions like vending solutions,  Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”), eCommerce and electronic procurement tools, we have strengthened our strategic position with our customers. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same-day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

The table below shows the change in our fiscal quarterly average daily sales by total company and by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2015 vs. 2014 Fiscal Period	Thirty-Nine Week Period Ended Fiscal Q3 YTD	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q1

Total Company	5.9%	3.5%	6.8%	7.8%
Manufacturing Customers	3.3%	1.2%	4.1%	4.8%
Non-Manufacturing Customers	13.1%	10.1%	14.0%	15.6%

Excluding U.K. operations, our manufacturing customers currently represent approximately 70% of our business and our non-manufacturing customers currently represent approximately 30% of our business.

Exclusive of customers in the U.K., average order size increased to approximately $416 for the thirty-nine week period ended May 30, 2015 as compared to $407 for the same period in the prior fiscal year.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 55.3% of consolidated net sales for the thirty-nine week period ended May 30, 2015, compared to 52.1% of consolidated net sales for the same period in the prior fiscal year.

We grew our field sales associate headcount to 1,944 at May 30, 2015, compared to field sales associates of 1,923 at August 30, 2014 and 1,896 at May 31, 2014. We will continue to manage the timing of our sales force expansion based on economic conditions and our selected mix of growth investments.

Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In the first three quarters of fiscal 2015, we added approximately 130,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to 970,000, net of SKU removals. This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,310,000. We expect this SKU expansion plan driven by our eCommerce strategy to continue through the remainder of fiscal 2015.

The most recent MSC catalog issued in September 2014 offers approximately 505,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 16% of these SKUs are MSC exclusive brands. We have also begun to leverage the depth and breadth of MSC’s product portfolio within our CCSG sales channel and now offer all MSC catalog items to our CCSG customers.

We also continue to focus on expanding our Large Account Customer business, which consists of our national account customers and government accounts, and continues to be an important component of our overall customer mix, revenue base, and planned business expansion. Servicing our Large Account Customer business is more complex as we look to provide customer specific solutions as our Large Account Customers continue to focus on ways to drive costs out of their businesses.  By expanding sales to these customers, which involves customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. Sales to our government accounts represented approximately 9% of our total sales during the thirty-nine week period ended May 30, 2015 compared to 8% for the thirty-nine week period ended May 31, 2014.

The Institute for Supply Management (“ISM”) index, which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. In addition to this key manufacturing metric, we also utilize metalworking related indices. Approximately 70% of our revenues came from sales in the manufacturing sector during the first three quarters of fiscal 2015, including certain national account customers. An ISM index reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, an ISM index reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The ISM index evidenced an expanding manufacturing sector environment throughout most of our fiscal year 2014 and this trend has continued through the first three quarters of our fiscal year 2015, however, at a declining pace. The ISM index was 53.5% for the month of June 2015 and averaged 54.7% for the past twelve months. Despite a slight improvement in the ISM index in June 2015, the rapid drop in oil prices along with reduced export demand has contributed to an overall declining index. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production, employment and inventories are growing, while delivery performance of suppliers was faster from the previous month. Pricing continues to be constrained due to the lack of commodities inflation and the most recent index has indicated a decrease in raw materials prices for the eighth consecutive month. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Our gross profit margin was 45.4% and 45.3% for the thirteen and thirty-nine week periods ended May 30, 2015, as compared to 46.3% and 46.4% for the same periods in the prior fiscal year. The decreases were primarily a result of increases in product costs, changes in customer and product mix and growth in our vending program sales.

Operating expenses increased 2.5% and 5.0% for the thirteen and thirty-nine week periods ended May 30, 2015, as compared to the same periods in the prior fiscal year.  The increase in operating expenses for the thirteen week period ended May 30, 2015 is primarily the result of increased payroll and payroll related costs to support our increased revenues, partially offset by decreases in the non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in the incentive compensation accrual. The increase in operating expenses for the thirty-nine week period ended May 30, 2015 is primarily the result of increased payroll and payroll related costs and increased freight costs to support our increased revenues, and increased advertising costs related to additional advertising activities. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina in addition to a decrease in the incentive compensation accrual.

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

We are continuing to take advantage of our strong balance sheet, which enables us to maintain optimal inventory and service levels to meet customer demands, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our CMI, VMI, and vending programs.

Thirteen Week Period Ended May 30, 2015 Compared to the Thirteen Week Period Ended May 31, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 30, 2015		May 31, 2014		Change

	$	%	$	%	$	%
Net sales	$745,483	100.0%	$720,476	100.0%	$25,007	3.5%
Cost of goods sold	407,066	54.6%	387,082	53.7%	19,984	5.2%
Gross profit	338,417	45.4%	333,394	46.3%	5,023	1.5%
Operating expenses	234,173	31.4%	228,508	31.7%	5,665	2.5%
Income from operations	104,244	14.0%	104,886	14.6%	(642)	(0.6)%
Total other expense	(1,631)	(0.2)%	(721)	(0.1)%	(910)	126.2%
Income before provision for income taxes	102,613	13.8%	104,165	14.5%	(1,552)	(1.5)%
Provision for income taxes	39,271	5.3%	39,469	5.5%	(198)	(0.5)%
Net income	$63,342	8.5%	$64,696	9.0%	$(1,354)	(2.1)%

Net Sales

Net sales increased 3.5% or approximately $25.0 million, for the thirteen week period ended May 30, 2015. We estimate that this $25.0 million increase in net sales is comprised of approximately $26.8 million of higher sales volume, approximately $0.9 million from a  net pricing increase, which includes changes in customer and product mix, discounting and other items, reduced by approximately $2.7 million from foreign exchange impact. Of the above $25.0 million increase in net sales, sales to our Large Account Customers increased by approximately $25.3 million, offset by a decrease in our remaining business of approximately $0.3 million.

Gross Profit

Gross profit margin was 45.4% for the thirteen week period ended May 30, 2015 as compared to 46.3% for the comparable period in the prior fiscal year. The decline in gross profit margin was primarily a result of increases in product costs, changes in customer and product mix and growth in our vending program sales, partially offset by a price increase. Price increases continue to be constrained as a result of low commodity inflation.

Operating Expenses

Operating expenses increased 2.5% to $234.2 million for the thirteen week period ended May 30, 2015, as compared to $228.5 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll and payroll related costs to support increased revenues. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and a decrease in the incentive compensation accrual. Approximately $2.3 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition was included in operating expenses for the thirteen week period ended May 31, 2014.

Operating expenses represented approximately 31.4% of net sales for the thirteen week period ended May 30, 2015, as compared to approximately 31.7% for the thirteen week period ended May 31, 2014. This decrease is primarily a result of those non-recurring items discussed above.

Payroll and payroll related costs increased to approximately 54.3% of total operating expenses for the thirteen week period ended May 30, 2015, as compared to approximately 53.4% for the thirteen week period ended May 31, 2014.  Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased for the thirteen week period ended May 30, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 9.3% for the thirteen week period ended May 30, 2015 compared to the same period in the prior fiscal year. In addition, the average cost per claim increased by 10.9% for the thirteen week period ended May 30, 2015 as compared to the same period in the prior fiscal year. These increases were partially offset by a decrease in the incentive compensation accrual.

Freight expense was approximately $30.7 million for the thirteen week period ended May 30, 2015, as compared to approximately $31.6 million for the thirteen week period ended May 31, 2014.  The decrease is the result of cost savings initiatives implemented during the quarter and decreases in fuel costs.

Income from Operations

Income from operations decreased 0.6% to $104.2 million for the thirteen week period ended May 30, 2015, as compared to $104.9 million for the same period in the prior fiscal year. This decrease was primarily attributable to the increase in operating expenses described above, offset in part by the increase in gross profit.  Income from operations as a percentage of net sales decreased to 14.0% for the thirteen week period ended May 30, 2015, as compared to 14.6% for the same period in the prior fiscal year primarily due to a decrease in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended May 30, 2015 was 38.27%, as compared to 37.89% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen week period ended May 30, 2015, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine Week Period Ended May 30, 2015 Compared to the Thirty-Nine Week Period Ended May 31, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 30, 2015		May 31, 2014		Change

	$	%	$	%	$	%
Net sales	$2,182,974	100.0%	$2,060,499	100.0%	$122,475	5.9%
Cost of goods sold	1,193,534	54.7%	1,105,429	53.6%	88,105	8.0%
Gross profit	989,440	45.3%	955,070	46.4%	34,370	3.6%
Operating expenses	705,351	32.3%	671,712	32.6%	33,639	5.0%
Income from operations	284,089	13.0%	283,358	13.8%	731	0.3%
Total other expense	(4,550)	(0.2)%	(3,004)	(0.1)%	(1,546)	51.5%
Income before provision for income taxes	279,539	12.8%	280,354	13.6%	(815)	(0.3)%
Provision for income taxes	107,253	4.9%	107,100	5.2%	153	0.1%
Net income	$172,286	7.9%	$173,254	8.4%	$(968)	(0.6)%

Net Sales

Net sales increased 5.9% or approximately $122.5 million, for the thirty-nine week period ended May 30, 2015. We estimate that this $122.5 million increase in net sales is comprised of approximately $133.6 million of higher sales volume, reduced by approximately $5.7 million from a net pricing decrease, which includes changes in customer and product mix, discounting and other items and approximately $5.4 million from foreign exchange impact. Of the above $122.5 million increase in net sales, sales to our Large Account Customers increased by approximately $94.3 million and there was an increase in our remaining business of approximately $28.2 million.

Gross Profit

Gross profit margin was 45.3% for the thirty-nine week period ended May 30, 2015 as compared to 46.4% for the comparable period in the prior fiscal year. The decline in gross profit margin was primarily a result of increases in product costs, changes in customer and product mix and growth in our vending program sales, partially offset by price increases which continue to be constrained as a result of low commodity inflation.

Operating Expenses

Operating expenses increased 5.0% to $705.4 million for the thirty-nine week period ended May 30, 2015, as compared to $671.7 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll and payroll related costs and increased freight costs to support increased revenues, and increased advertising costs related to additional advertising activities. This increase was partially offset by decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina in addition to a decrease in the incentive compensation accrual. Approximately $1.1 million and $10.7 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were included in operating expenses for the thirty-nine week periods ended May 30, 2015 and May 31, 2014, respectively. In addition, approximately $2.6 million of expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina were included in operating expenses for the thirty-nine week period ended May 31, 2014.

Operating expenses represented approximately 32.3% of net sales for the thirty-nine week period ended May 30, 2015, as compared to approximately 32.6% for the thirty-nine week period ended May 31, 2014, respectively. Excluding the reduction in the non-recurring charges discussed above, operating expenses as a percentage of net sales for the thirty-nine week period ended May 30, 2015 increased as compared to the same period in the prior fiscal year.

Payroll and payroll related costs represented approximately 53.4% of total operating expenses for the thirty-nine week period ended May 30, 2015, as compared to approximately 53.6% for the thirty-nine week period ended May 31, 2014, respectively. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased for the thirty-nine week period ended May 30, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 7.3% for the thirty-nine week period ended May 30, 2015 compared to the same period in the prior fiscal year. In addition, the average cost per claim increased by 5.5% for the thirty-nine week period ended May 30, 2015 as compared to the same period in the prior fiscal year. These increases were partially offset by a decrease in the incentive compensation accrual.

Payroll and payroll related costs decreased as a percentage of operating expenses for the thirty-nine week period ended May 30, 2015 as compared to the same period in the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $94.0 million for the thirty-nine week period ended May 30, 2015, as compared to approximately $88.2 million for the thirty-nine week period ended May 31, 2014, respectively. The primary driver of this increase was increased sales.

Income from Operations

Income from operations increased 0.3% to $284.1 million for the thirty-nine week period ended May 30, 2015, as compared to $283.4 million for the same period in the prior fiscal year. This increase was primarily attributable to the increase in gross profit, offset in part by an increase in operating expenses described above. Income from operations as a percentage of net sales decreased to 13.0% for the thirty-nine week period ended May 30, 2015, as compared to 13.8% for the same period in the prior fiscal year primarily due to a decrease in the gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirty-nine week period ended May 30, 2015 was 38.37%, as compared to 38.20% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirty-nine week period ended May 30, 2015, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of May 30, 2015, we held $24.9 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At May 30, 2015, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $460.3 million. At August 30, 2014, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $337.1 million.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	May 30,	May 31,
	2015	2014

	(Amounts in thousands)
Net cash provided by operating activities	$162,973	$226,628
Net cash used in investing activities	$(38,176)	$(79,459)
Net cash used in financing activities	$(146,862)	$(157,828)
Effect of foreign exchange rate changes on cash and cash equivalents	$(226)	$141
Net decrease in cash and cash equivalents	$(22,291)	$(10,518)

The major component contributing to the source of cash for the thirty-nine week period ended May 30, 2015 was borrowings of $306.0 million under the revolving loan facility, partially offset by repayments on the Credit Facility of $181.8 million relating to both the revolving credit note and term loan. The major component of the use of cash for the thirty-nine week period ended May 30, 2015 was cash dividends paid of $259.5 million to shareholders of record, which consisted of the regular quarterly cash dividends of $0.40 per share and a special cash dividend of $3.00 per share approved by our Board of Directors on October 27, 2014.    On June 23, 2015, the Board of Directors declared a quarterly cash dividend of $0.40 per share payable on July 28, 2015 to shareholders of record at the close of business on July 14, 2015. The dividend will result in a payout of approximately $24.7 million, based on the number of shares outstanding at June 30, 2015.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in the first three quarters of our fiscal year 2015, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, for the thirty-nine week period ended May 30, 2015, we paid $259.5 million to shareholders in the form of cash dividends and we repurchased approximately 0.3 million shares of our Class A common stock for approximately $26.4 million.

Operating Activities

Net cash provided by operating activities for the thirty-nine week periods ended May 30, 2015 and May 31, 2014 was $163.0 million and $226.6 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories to support increased sales volume contributed to the majority of the decrease in net cash provided by operating activities.

	May 30,	August 30,	May 31,
	2015	2014	2014

	(Dollars in thousands)
Working Capital	$565,605	$652,251	$670,145
Current Ratio	2.2	3.1	3.7

Working capital was $565.6 million,  $652.3 million, and $670.1 million at May 30, 2015,  August 30, 2014 and May 31, 2014, respectively. At these dates, the ratio of current assets to current liabilities was 2.2,  3.1,  and 3.7, respectively. The decrease in working capital and the current ratio at May 30, 2015 compared to August 30, 2014 and May 31, 2014,  is primarily related to the additional borrowings under the revolving loan facility in fiscal 2015, partially offset by the increase in inventories.

Investing Activities

Net cash used in investing activities for the thirty-nine week periods ended May 30, 2015 and May 31, 2014 was $38.2 million and $79.5 million, respectively. The decrease in net cash used in investing activities resulted primarily from cash used of approximately $25.0 million for investment in available for sale securities during the thirty-nine week period ended May 31, 2014,  relating to the Columbus-Franklin County Finance Authority arrangement to construct our new customer fulfillment center in Columbus, Ohio. In addition, cash used for expenditures for property, plant, and equipment decreased primarily due to the outfit of this new customer fulfillment center.

Financing Activities

Net cash used in financing activities for the thirty-nine week periods ended May 30, 2015 and May 31, 2014 was $146.9 million and $157.8 million, respectively. The major components contributing to the use of cash for the thirty-nine week period ended May 30, 2015 were cash dividends paid of $259.5 million, and repayments on the Credit Facility of $181.8 million related to both the revolving loan facility and term loan. This was partially offset by borrowings under the revolving loan facility in the amount of $306.0 million. The major components contributing to the use of cash for the thirty-nine week period ended May 31, 2014 were the repurchase of shares of Class A common stock of $115.6 million, cash dividends paid of $62.0 million and repayments on the Credit Facility of $54.4 million, partially offset by borrowings under the Credit Facility in the amount of $50.0 million.

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

During the thirty-nine week period ended May 30, 2015, we borrowed $306.0 million under the revolving loan facility and repaid $163.0 million of the revolving loan balance and $18.8 million of the term loan. As of May 30, 2015, there were $218.8 million and $213.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $238.0 million represents current maturities. As of August 30, 2014, there were $237.5 million and $70.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $95.0 million represents current maturities.

At May 30, 2015, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $15.0 million under the revolving loan facility in June 2015. The current unused balance of $202.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Infrastructure Investments

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $3.6 million in the first three quarters of fiscal 2015 and $49.9 million in fiscal 2014 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of May 30, 2015. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under an operating lease to the Affiliate for the thirty-nine weeks ended May 30, 2015 of approximately $1.7 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center. In the opinion of our management, based on its market research, the lease with the Affiliate is on terms which approximated fair market value when the lease and its amendments were executed.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At May 30, 2015, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $6.8 million, of which $1.5 million remains outstanding at May 30, 2015. Refer to Note 5 to our condensed consolidated financial statements.

Operating Leases

As of May 30, 2015, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate (which requires us to provide for the payment of real estate taxes and other operating costs), as noted above. These leases are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019.

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

Recently Issued Accounting Standards

See Note 10 to the accompanying condensed consolidated financial statements.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the third quarter ended May 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/15 - 4/1/15	694	$71.60	—	1,842,548
4/2/15 - 5/1/15	889	71.33	—	1,842,548
5/2/15 - 5/30/15	—	—	—	1,842,548
Total	1,583	$71.45	—

(1)

During the thirteen weeks ended May 30, 2015,  1,583 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of May 30, 2015, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,842,548 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 9, 2015	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 9, 2015	By:	/s/ JEFFREY KACZKA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.