Form 10-K
period 2015-08-29
MSC INDUSTRIAL DIRECT CO INC
filed 2015-10-28
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

_______________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 28, 2015 was approximately $3,471,671,271. As of October 15, 2015, 48,366,309 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2016 annual meeting of stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services.  We help our customers drive greater productivity, profitability, and growth with more than one million products, inventory management and other supply chain solutions, and deep expertise from 75 years of working with customers across industries.

We operate primarily in the United States, with customers in all 50 states, through a network of 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 98 branch offices (97 branches are located within the United States and one is located in the U.K). MSC’s primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio.  In addition, we operate 7 smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, United Kingdom; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding Class C Solutions Group “CCSG”), which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges. Our experience has been that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available.

We offer approximately 1,000,000 stock‑keeping units (“SKUs”) through our master catalogs, weekly, monthly and quarterly specialty and promotional catalogs, brochures and our websites, mscdirect.com and use-enco.com (the “MSC Websites”). Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business strategy is to provide an integrated, lower cost solution to the purchasing, management and administration of our customers’ day-to-day MRO needs.  We provide solutions to our customers’ MRO needs by providing technical knowledge, metalworking expertise and inventory management capabilities.

We believe we add value to our customers’ purchasing process by reducing their total costs for MRO supplies, taking into account both the direct cost of products and the administrative, personnel and financial cost of obtaining and maintaining MRO supplies. We reduce our customers’ costs for their MRO supplies in the following manner:

•our extensive product offerings enable customers to reduce the administrative burden of dealing with many suppliers for their MRO needs;

•we guarantee same-day shipping of our catalog SKUs, which represent our core metalworking and MRO products, and offer next-day delivery on qualifying orders (excluding CCSG)  placed up until 8:00 P.M., Eastern Time, which enables our customers to reduce their inventory investment and carrying costs;

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

•we have extensive eCommerce capabilities that enable our customers to lower their procurement costs. These include many features such as sophisticated search and transaction capabilities, access to real-time inventory, customer specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and

•we offer inventory management solutions with our Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) systems and vending solutions, that can lower our customers’ inventory investment, reduce sourcing costs and out-of-stock situations and increase business efficiency. Orders generated through these inventory management solutions are integrated directly with mscdirect.com and many third party eProcurement software solutions.

Our customers include a wide range of purchasers of industrial supply products, from individual machine shops to Fortune 100 companies, to government agencies such as the General Services Administration (“GSA”) and the Department of Defense. Our business focuses on selling relatively higher margin, lower volume products for which we had an average order size of approximately $417 in fiscal 2015 (excluding U.K. operations).  Exclusive of U.K. operations, we have approximately 366,000 active customers (defined as those that have purchased at least one item during the past 12 months). Our customers select desired products from MSC’s various publications and the MSC Websites and place their orders through MSC Websites, eProcurement platforms, telephone or facsimile. In addition, customers may place their orders through direct communication with our outside sales associates.

Industry Overview

MSC operates in a large, fragmented industry characterized by multiple channels of distribution. We believe that there are numerous suppliers that serve MRO customers, including retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces.

Almost every industrial, manufacturing and service business has an ongoing need for MRO supplies. We believe that, except in the largest industrial plants, inventories for MRO supplies generally are not effectively managed or monitored, resulting in higher purchasing costs and increased administrative burdens. In addition, within larger facilities, such items are frequently stored in multiple locations, resulting in excess inventories and duplicate purchase orders. MRO items also are frequently purchased by multiple personnel in quantities that are not economical and a substantial portion of most facilities’ MRO supplies are generally “one-time purchases,” resulting in higher purchasing costs and time-consuming administrative efforts by multiple plant personnel.

We believe that there are significant administrative costs associated with generating and manually placing a purchase order. Awareness of these high costs and purchasing inefficiencies has been driving large companies to streamline the purchasing process by utilizing a limited number of suppliers which are able to provide a broad selection of products, inventory management solutions, eCommerce procurement solutions, prompt delivery and superior customer service. Customized billing practices and report generation capabilities tailored to customer objectives are becoming increasingly important to customers seeking to reduce costs, enabling them to significantly reduce the need for purchasing agents and administrative resources. We believe that industry trends and economic pressures have caused customers to reduce their supplier base and move toward more efficient cost-saving models, such as those offered by larger companies like MSC.

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

We provide a low-cost solution to the purchasing inefficiencies and high costs. Customers that purchase products from us will generally find that their total purchasing costs, including shipping, inventory investment and carrying costs, administrative costs and internal distribution costs are reduced. We achieve these reduced costs through the following:

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

Business Strategy

MSC’s business strategy is to help our customers drive greater productivity, profitability and growth by reducing their total cost for obtaining, using, and maintaining their MRO supplies. We do that by offering more than one million products, inventory management and other supply chain solutions, superior customer service and value-added offerings, and deep expertise from 75 years of working with customers across industries.

Our strategy includes the following key elements:

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

Broad Selection of Products.  Our customers are increasingly purchasing from fewer suppliers to reduce the administrative burden of ordering from multiple sources. We believe that our ability to offer customers a broad spectrum of brand name, MSC exclusive brand and generic MRO products and a “good-better-best” product selection alternative has been critical to our success. We offer products with varying degrees of brand name recognition, quality and price, thus permitting the customer to choose the appropriate product based on cost, quality and the customer’s specific needs. We offer approximately 1,000,000 SKUs, many of which are in stock and available for immediate shipment, and we aim to provide a broad range of merchandise in order to become our customers’ preferred supplier of MRO products.

Same-Day Shipping and Next-Day Delivery.    We guarantee same-day shipping of our core metalworking and MRO products. This prompt fulfillment and delivery enables customers to reduce the administrative burden of dealing with many suppliers and reduces their inventory investment and carrying costs. We fulfill our same-day shipment guarantee approximately 99% of the time. We offer a nationwide cutoff time of 8:00 P.M., Eastern Time on qualifying orders (excluding CCSG), which will be delivered to the customer the next-day at no additional cost over standard MSC ground delivery charges. Historically, our results indicate that areas accessible by next-day delivery generate significantly greater sales than areas where next-day delivery is not available.

Superior Customer Service.  Customer service is a key element in becoming a customer’s preferred provider of MRO supplies. Our commitment to customer service is demonstrated by our investment in sophisticated information systems and extensive training of our associates. Utilizing our proprietary customer support software, MSC’s in-bound sales representatives implement the “one call does it all” philosophy. In-bound sales representatives are able to inform customers on a real-time basis of the availability of a product, recommend substitute products, verify credit information, receive special, custom or manufacturer direct orders, cross‑check inventory items using customer product codes previously entered into our information systems, and arrange or provide technical assistance. We believe that our approach to fulfilling all purchasing needs of a customer through highly trained customer service representatives supported by our proprietary information systems, results in greater efficiency for customers and increased customer satisfaction. To complement our customer service, we seek to ease the administrative burdens on our customers by offering customized billing services, customer savings reports and other customized report features, electronic data interchange ordering, eCommerce capabilities, bulk discounts and stocking of specialty items specifically requested by customers.

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

Commitment to Technological Innovation.  We take advantage of technological innovations to support growth, improve customer service and reduce our operating costs through more effective buying practices, automated inventory replenishment and efficient order fulfillment operations. MSC’s proprietary software tracks all of the SKUs available on the MSC Websites (approximately 1,000,000 SKUs) and enables customers and sales representatives to determine the availability of products in stock on a real-time basis and evaluate alternative products and pricing. The MSC Websites contain a searchable online catalog with electronic ordering capabilities designed to take advantage of the opportunities created by eCommerce. The MSC Websites offer a broad array of products, services, workflow management tools and related information to meet the needs of customers seeking to reduce process costs through eCommerce‑enabled solutions. Our information systems have been designed to enhance inventory management and turnover, customer service and cost reduction for both MSC and our customers. In addition to internal and customer information systems, we continually upgrade our distribution methods and systems to improve productivity and efficiency. We also provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in inventory management solutions with our VMI, CMI, and vending solutions. These solutions enable our customers to streamline their replenishment processes for products and lower their overall procurement costs by maintaining lower inventory levels at their sites, reducing consumption, and providing product accountability. The vending solutions also broaden the range of products that customers may purchase from MSC, as customers with vending solutions often choose to also reduce their overall number of vendors.  MSC’s vending solutions include different kinds of machines such as storage lockers or carousels, that can stand alone or be combined with other machines.  MSC vending machines use network or web-based software to enable customers to manage inventory throughout their production areas.

Advanced Technologies and www.mscdirect.com.  We offer advanced technologies that reduce customers’ acquisition costs for MRO supplies. These programs include solutions such as vending, VMI, CMI, eCommerce, eProcurement, and workflow management tools.  Industrial vending solutions are becoming increasingly valued by our customers as they focus on improving their operations, cost control and vendor consolidation. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers. The MSC Websites are available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and a number of other enhancements, including work flow management tools. The user-friendly search engine allows customers to search for SKUs by keyword, part description, competitive part number, vendor number or brand. We believe the MSC Websites are a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/direct materials ordering process by using Internet‑enabled solutions. We have associations with many of these providers, including ARIBA (now part of SAP), Perfect Commerce, Oracle, and SAP. We continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

Competitive Pricing.  Customers are increasingly evaluating their total cost of procurement, of which pricing is a component. We offer market competitive pricing to our customers reflective of the service level and solutions we provide in reducing our customers’ overall procurement costs.

Growth Strategy

Our goal is to become the preferred supplier of MRO supplies for businesses throughout the United States. We continue to implement our strategies to gain market share relative to other suppliers, generate new customers, increase sales to existing customers, and diversify our customer base by:

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

Expanding programs for government and national account customers. We have customized government and national account programs to meet the specific needs of these types of customers. Significant growth opportunities exist within these types of customers. Allocating the appropriate resources to these customers has allowed us to provide better support and expand our customer acquisition and penetration activities, as this is a key component in our overall growth strategy.

While we've been providing MRO and metalworking supplies to the commercial sector for 75 years, the development of our Government Solutions program is more recent. In addition to a large, growing contract business with numerous federal, state, and local/education agencies, we are enjoying significant success with government contractors, and the USPS as well. These agencies have responded very positively to the value proposition we offer, including the breadth and depth of inventory; world-class service with same-day shipping; government contract vehicles, and best-in-class eSolutions, from our website to the barcoding replenishment of consumable items.

Increasing the size and improving the productivity of our direct sales force.  We believe that increasing the size of our sales force, providing high levels of customer service and improving sales force productivity can have a positive effect on our sales per customer. The focus is to enable our sales force to spend more time with our customers and provide increased support during the MRO purchasing process thereby capturing more of their MRO spend. As of August 29, 2015, we had

1,972 field sales representatives, including U.K. operations, and 1,131 in-bound sales representatives.   We believe that continued investment in our sales force enables us to increase our market share, and we will continue to do so.

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

Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. We leverage their expertise to drive time and cost savings for customers by selecting the right tool for the job from our deep supplier base to optimize performance.

Increasing sales from existing customers and generating new customers with various value‑added programs.  In order to increase sales to existing customers and generate new customers, we offer value‑added programs that reduce customers’ acquisition costs for MRO supplies. Value‑added programs include: business needs analysis; inventory management solutions such as vending, VMI, CMI and eCommerce; training; and workflow management tools.  Industrial vending solutions specifically are becoming increasingly valued by our customers as they focus on improving their operations and controlling their costs. These solutions can accommodate a range of products from precision cutting tools to MRO supplies. We will continue to invest in our vending program in support of our overall growth strategy as well as our goal to support the identified needs of our customers.

Increasing the number of product lines and productive SKUs.    Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal year 2015, we added approximately 150,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to approximately 1,000,000 SKUs, net of SKU removals.  This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,350,000 SKUs. We expect this SKU expansion plan driven by our eCommerce strategy to continue throughout fiscal 2016.

The most recent MSC catalog issued in September 2015 merchandises approximately 505,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 17% of these SKUs are MSC exclusive brands.  We guarantee same-day shipping of our core metalworking and MRO products, and offer next-day delivery on qualifying orders placed up until 8:00 P.M., Eastern Time. We fulfill our same-day shipment guarantee approximately 99% of the time.

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

Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products designed to meet the needs of businesses seeking reduced procurement costs and increased effectiveness of their MRO/indirect materials ordering process by using Internet‑enabled solutions. We have associations with many of these providers and continue to evaluate and expand our eProcurement capabilities, as the needs of our customers grow.

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

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. We completed our acquisition of CCSG in fiscal year 2013.  We believe that the highly fragmented nature of the MRO supply industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds and/or additional debt.

Products

Our products represent a broad range of MRO products that include cutting tools; measuring instruments; tooling components; metalworking products; fasteners; flat stock; raw materials; abrasives; machinery hand and power tools; safety and janitorial supplies; plumbing supplies; materials handling products; power transmission components; and electrical supplies. We believe that by offering a large number of SKUs we enable our customers to reduce the number of suppliers they use to meet their MRO needs, thereby reducing their costs. In this regard, we intend to continue to add new value‑adding products to our existing product categories. Our assortment of products from multiple manufacturers at different price and quality levels provides our customers a “good-better-best” product selection alternative. This value proposition provides similar product offerings with varying degrees of brand recognition, quality and price, which enables our customers to choose the appropriate product for a specific application on the most cost-effective basis. MSC seeks to distinguish itself from its competition by offering name brand, exclusive brand, and generic products, as well as by offering significant depth in its core product lines, while maintaining competitive pricing.

Our in-bound sales representatives and technical support associates are trained to assist customers in making suitable cost-saving purchases. We believe this approach results in significant amounts of repeat business and is an integral part of our strategy to reduce our customers’ industrial supply costs.

We purchase substantially all of our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2015, fiscal 2014,  or fiscal 2013.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 79% of sales are fulfilled from our customer fulfillment centers or branch offices. Certain products, such as specialty or custom items and some very large orders, are shipped directly from the manufacturer. Our primary customer fulfillment centers are managed via computer‑based SKU tracking systems and radio frequency devices that facilitate the location of specific stock items to make the selection process more efficient. We have invested significant resources in technology and automation to increase efficiency and reduce costs, and continually monitor our order fulfillment process. We currently utilize 12 customer fulfillment centers for product shipment.

Sales and Marketing

Our customers include a broad range of purchasers of industrial supply products, from individual machine shops, to Fortune 100 companies, to government agencies. Our core business focuses on selling relatively higher-margin, lower-volume products, for which we had an average order size of approximately $417 in fiscal 2015 (excluding U.K. operations).  With the acquisition of CCSG, we have increased our presence in the Fastener and Class C (“Consumables”) product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

We market to small, medium and large companies in a wide range of sectors, including, but not limited to, durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2015), education, government and health care. We also have government and national account programs designed to address the needs of these customers.

Another focus area for our sales force is the execution of contracts with various federal, state, and local government agencies.  These relationships are for MRO products and are well matched to MSC’s product breadth and depth. Federal government customers include large and small military bases, Veterans Affairs hospitals, federal correctional facilities, the United States Postal Service, and the Department of Defense. In addition to the individual state contracts that MSC already has, we continue to pursue and are engaged in a number of state cooperatives that present MSC an opportunity to leverage a single relationship over numerous states and agencies.

Our national account program also includes large, Fortune 1000 companies, as well as large privately-held companies, and international companies doing business in the U.S. The MSC value proposition is consistent with the procurement strategies of these companies as they seek to reduce their supply base by partnering with suppliers that can serve their needs nationally and drive costs out of their supply chain while providing them a higher degree of visibility utilizing eCommerce and inventory management solutions such as mscdirect.com, VMI, CMI and vending solutions. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting and implementing programs with the companies that best fit the MSC model.

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

Our in-bound sales representatives at our call centers undergo an intensive seven-week training course, are required to attend regular on-site training seminars and workshops, and are monitored and evaluated at regular intervals. Additionally, the sales representatives are divided into teams that are evaluated monthly and monitored on a daily basis by team supervisors. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. We also maintain a separate technical support group dedicated to answering specific customer inquiries, assisting customers with the operation of products and finding the most efficient solutions to manufacturing problems.  We entered into an exclusive agreement with ToolingU-SME, a company owned by the Society of Manufacturing Engineers, to create certified online training for MSC associates, who are already among the industry’s most highly trained metalworking specialists.

As of August 29, 2015, we had 1,972 field sales representatives working throughout North America and the United Kingdom. Our field sales representatives are responsible for increasing sales per customer and servicing existing customers. The sales representatives accomplish this by communicating our product offering, distribution capabilities, customer service models and value-added programs directly to the customer. These associates are a touch point to the customer and provide the organization with feedback on the competitive landscape and purchasing trends, which contributes to customer service improvements.

Branch Offices

We currently operate 98 branch offices. There are 97 branch offices within the United States located in 40 states, and one location in the U.K. We have experienced higher sales growth and market penetration in areas where we have established a branch office and believe our branch offices are important to the success of our business strategy of obtaining and penetrating new and existing accounts. There were no branch openings during fiscal 2015.

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

	Fiscal Years Ended (1)
	August 31, 2013 (52 weeks) (2)	August 30, 2014 (52 weeks)	August 29, 2015 (52 weeks)
Number of publication titles	95	101	98
Number of publications mailed	16,308,000	18,152,000	18,265,589

(1)	Excludes U.K. operations.
(2)	Excludes CCSG operations.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Over 50% of our orders are submitted digitally through our technology platform (i.e., website, vending machines, and eProcurement).  The remaining orders are placed via the telephone.  The efficient handling of orders is an extremely important aspect of our business. Order entry and fulfillment occurs at each of our branches and our main call centers, mostly located at our customer fulfillment centers. Calls are received by customer service phone representatives who utilize online terminals to enter customer orders into computerized order processing systems. In general, our telephone ordering system is flexible and in the event of a local or regional breakdown, it can be re-routed to alternative locations. When an order is entered into the system, a credit check is performed; if the credit is approved, the order is generally electronically transmitted to the customer fulfillment center closest to the customer where the order is shipped. We believe that our relationships with all of our freight carriers are satisfactory. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our core business’ information systems enable centralized management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of our business. These systems enable us to ship to customers on a same-day basis, respond quickly to order changes, provide a high level of customer service, achieve cost savings, deliver superior customer service and manage our operations centrally. Our eCommerce environment is built upon a combined platform of our own intellectual property, state of the art software components from the world’s leading internet technology providers and world class product data. This powerful combination of resources helps us deliver an unmatched online shopping experience to our customers with extremely high levels of reliability.

Most of our information systems operate over a wide area network and are real-time information systems that enable each customer fulfillment center and branch office to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an Electronic Data Interchange (“EDI”) purchasing program with our vendors with the objectives of enabling more efficient order placement, reducing order cycle processing time, and increasing order accuracy.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing. We provide product information and ordering capabilities on the MSC Websites. We also maintain a proprietary hardware and software platform in support of our VMI program which allows customers to integrate scanner‑accumulated orders directly into our Sales Order Entry system and website. Our CMI program enables our customers to simply and effectively replenish inventory by submitting orders directly to our website. Our customized vending systems are used by our customers in manufacturing plants across the U.S. to help them achieve supply chain and shop floor optimization, through inventory management and reduced tooling and labor costs. Our VMI, CMI and vending capabilities function directly as front-end ordering systems for our e-Portal based customers. These solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud based computing.

Our core business’ systems run in a highly distributed computing environment and utilize world class software and hardware platforms from key partners.  We utilize disaster recovery techniques and procedures, which are adequate to fulfill our needs and are consistent with best practices in enterprise IT. Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs.

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

Associates

As of August 29, 2015, we employed 6,642 associates  (6,533 full-time and 109 part-time associates), which includes our U.K. and Canada operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

Our industry is consolidating which could adversely affect our business and financial results.

The business of selling MRO supplies in North America is currently undergoing some consolidation. This consolidation is being driven by customer needs and supplier capabilities as greater economies of scale are achieved by suppliers.

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

In addition to increases in commodity and energy prices, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.

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

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets, including changes in national and local government budgets. Additionally, although our customer base is diverse, ranging from individual machine shops to Fortune 100 companies and large governmental agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

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

We currently have a $650.0 million unsecured term loan and revolving loan credit facility, with the right to increase the aggregate amount available to be borrowed by an additional $200.0 million, in $50.0 million increments, subject to lending group approval.  The term loan facility matures on, and the revolving loan facility is available through April 22, 2018. We are subject to various operating and financial covenants under the credit facility which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business.

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

In order to support our growth strategy and maintain our signature service model as we grow, we recently built a new customer fulfillment center in Columbus, Ohio. We spent approximately $3.3 million in fiscal 2015 and $49.9 million in fiscal 2014 for the purchase of the land and costs to construct and outfit the facility. We have completed construction and began operations on September 30, 2014.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure requirements regarding the use of certain minerals, known as “conflict minerals”, that are mined from the Democratic Republic of the Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the rules and the source of any “conflict minerals” used in those products. In addition, these rules could adversely affect the sourcing, pricing and availability of materials used in the manufacture of certain of our products. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Goodwill and indefinite life intangible assets recorded as a result of our acquisitions could become impaired.

As of August 29, 2015, our combined goodwill and indefinite life intangible assets amounted to $638.8 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite life intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite life intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite life intangible assets would adversely affect our results of operations in any given period.

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

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2015, fiscal year 2014 and fiscal year 2013, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 15, 2015, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.8% of the outstanding shares of our Class A common stock, giving them control over approximately 73.8% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Atlanta, Georgia	721,000	1990	Leased (1)
Elkhart, Indiana	545,000	1996	Owned
Harrisburg, Pennsylvania	637,000	1997	Owned
Reno, Nevada	419,000	1999	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Columbus, Ohio	468,000	2014	Owned
Hanover Park, Illinois	182,000	2003	Leased
Dallas, Texas	135,000	2003	Leased
Edmonton, Canada	32,000	2007	Leased
Beamsville, Canada	110,000	2004	Owned
Moncton, Canada	16,000	1981	Owned
Shelbyville, Kentucky(2)	110,000	1973	Owned

(1)	The related party lease for this facility expires on July 1, 2030.
(2)	Repackaging and replenishment center.

We maintain 97 branch offices within the United States located in 40 states and one location in the U.K. The branches range in size from 1,800 to 55,000 square feet. The leases for these branch offices will expire at various periods between October 2015 and August 2024. The aggregate annual lease payments on these branch offices and the leased customer fulfillment centers in fiscal 2015 were approximately $14.5 million.

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

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from September 1, 2013 to August 29, 2015:

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended August 29, 2015	High	Low	Class A & Class B(1)
First Quarter – November 29, 2014	$91.91	$77.52	$3.40
Second Quarter – February 28, 2015	83.03	72.92	0.40
Third Quarter – May 30, 2015	74.13	68.16	0.40
Fourth Quarter – August 29, 2015	72.40	64.50	0.40

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended August 30, 2014	High	Low	Class A & Class B
First Quarter – November 30, 2013	$87.54	$74.87	$0.33
Second Quarter – March 1, 2014	89.36	76.33	0.33
Third Quarter – May 31, 2014	93.02	84.08	0.33
Fourth Quarter – August 30, 2014	96.62	84.26	0.33

(1)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.

On July 10, 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $4.60 and $1.32 per share for fiscal 2015 and fiscal 2014, respectively. This policy is reviewed periodically by the Board of Directors.

On October 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.43 per share, payable on November 24, 2015 to shareholders of record at the close of business on November 10, 2015. The dividend will result in a payout of approximately $26.5 million, based on the number of shares outstanding at October 15, 2015.

On October 15, 2015, the last reported sales price for MSC’s Class A common stock on the NYSE was $61.46 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 15, 2015 was 650. The number of holders of record of MSC’s Class B common stock as of October 15, 2015 was 67.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended August 29, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/01/15-07/01/15	—	$—	—	1,842,548
07/02/15-08/01/15	100,086	69.67	100,000	1,742,548
08/02/15-08/29/15	396	70.27	—	1,742,548
Total	100,482	$69.67	100,000

(1)During the three months ended August 29, 2015,  482 shares of our common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of August 29, 2015, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,742,548 shares. There is no expiration date for the Repurchase Plan.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index, the Dow Jones US Industrial Supplier Index (“New Index”), and the Dow Jones US Business Support Services Index (“Former Index”). Both Dow Jones indices represent subsectors based on Dow Jones’ Sector Classifications. The Former Index contains “providers of nonfinancial services to a wide range of industrial enterprises and governments. Includes providers of printing services, management consultants, office cleaning services, and companies that install, service and monitor alarm and security systems”, while the New Index contains “Distributors and wholesalers of diversified products and equipment primarily used in the commercial and industrial sectors. Includes builders merchants.” according to the Dow Jones Sector Classification: Structure and Definitions map found at https://www.djindexes.com/mdsidx/downloads/Sector_Classification_Structure_Definitions.pdf.

Given the Company’s status as a leading distributor of diversified MRO products and services, the Company believes the New Index more closely aligns with its business. Further, the New Index maintains more significant stock price correlations to MSC than the Former Index, as shown in the chart below. Correlation is a measure of how securities move in relation to each other, with a correlation of 1 representing a perfect positive correlation. The higher correlations reflect a stronger alignment between MSC and the New Index and suggest they are affected by similar market forces.

As a result, the Company has chosen to change to the New Index for Fiscal 2015, which more closely aligns with the industry of MSC and the group of publicly traded companies currently used by the Compensation Committee for benchmarking compensation of our named executive officers.  The Former Index is included for comparative purposes.

The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 28, 2010 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 28, 2010 through August 29, 2015

	8/28/2010	8/27/2011	9/1/2012	8/31/2013	8/30/2014	8/29/2015
MSC Industrial Direct Co., Inc.	100.00	132.02	157.31	175.32	211.14	167.43
S&P Midcap 400	100.00	115.37	136.20	168.48	207.65	209.04
Dow Jones US Industrial Supplier	100.00	134.16	176.18	199.30	206.91	172.31
Dow Jones US Business Support Services	100.00	120.13	146.38	183.00	209.69	230.72

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 31, 2013, August 30, 2014 and August 29, 2015 and the selected consolidated balance sheet data as of August 30, 2014 and August 29, 2015 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 27, 2011 and September 1, 2012, and the selected consolidated balance sheet data as of August 27, 2011, September 1, 2012 and August 31, 2013 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)	August 27, 2011 (52 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$2,910,379	$2,787,122	$2,457,649	$2,355,918	$2,021,792
Gross profit	1,316,575	1,286,256	1,118,516	1,078,203	940,925
Operating expenses	937,046	903,072	732,990	665,987	591,160
Income from operations	379,529	383,184	385,526	412,216	349,765
Income taxes	141,833	143,458	145,434	153,111	130,544
Net income	231,308	236,067	237,995	259,031	218,786
Net income per common share:
Basic	3.75	3.78	3.77	4.12	3.45
Diluted	3.74	3.76	3.75	4.09	3.43
Weighted average common shares outstanding:
Basic	61,292	62,026	62,695	62,434	62,902
Diluted	61,487	62,339	63,011	62,803	63,324
Cash dividends declared per common share(2), (4)	$4.60	$1.32	$1.20	$1.00	$1.88
Consolidated Balance Sheet Data (at period end):
Working capital	$609,739	$652,251	$679,910	$749,596	$586,232
Total assets	2,101,206	2,060,747	1,943,003	1,444,876	1,244,423
Short-term debt including capital lease and financing obligations	213,515	96,829	14,184	1,007	—
Long-term debt including capital lease obligations, net of current maturities	214,789	240,235	241,566	2,189	—
Deferred income taxes and tax uncertainties	131,210	112,785	97,475	85,061	79,109
Shareholders’ equity	1,332,870	1,398,563	1,390,383	1,187,111	993,112
Selected Operating Data:(1), (3)
Active customers(5)	366	364	322	325	320
Approximate Number of SKUs	1,000	850	685	600	600
Orders shipped(5)	6,626	6,630	5,957	6,150	5,784
Number of publications mailed(5)	18,266	18,152	16,308	18,032	18,600
Number of publication titles (not in thousands)(5)	98	101	95	100	111

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”
(2)	In the first quarter of fiscal 2011, the Company paid a special cash dividend of $1.00 per share.
(3)	CCSG data is included in Selected Operating Data beginning in fiscal 2014.
(4)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.
(5)	Excludes U.K. operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. Our goal is to help our customers drive greater productivity, profitability, and growth with more than one million products, inventory management and other supply chain solutions, and deep expertise from 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,000,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites,

mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 98 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Overview

For the fiscal years ended August 29, 2015 and August 30, 2014, net sales increased by 4.4% and 13.4%, respectively, over the 2014 and 2013 fiscal years. We have invested in our business by increasing our sales force and making various productivity and infrastructure investments. Additionally, by increasing our investments in custom supply chain and inventory management solutions such as vending solutions, Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”), eCommerce and electronic procurement tools, we have strengthened our strategic position with our customers. We believe these investments, combined with our strong balance sheet, extensive product assortment, high in-stock levels, same-day shipping, and high levels of execution, have increased our competitive advantage over smaller distributors.

The waterfall chart below displays a three-year comparison of our net sales:

Three Year Comparison of Net Sales (in millions)
$2,950
$2,850
$2,750
$2,650
$2,550
$2,450
$2,350
$2,250
$2,457.6
$183.8
$128.7
$13.6
$3.4
$2,787.1
$135.1
$(3.7)
$(8.1)
$2,910.4
FY 2013 Net Sales
Acquisition
Volume
Price and other(1)
Foreign exchange
FY 2014 Net Sales
Volume
Price and other(1)
Foreign exchange
FY 2015 Net Sales

(1)	Pricing is offset by changes in customer and product mix, discounting and other items.

The table below shows the pattern to the change in our fiscal quarterly and annual average daily sales by total company and by customer type from the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2015 vs. 2014 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended

Total Company(1)	7.8%	6.8%	3.5%	0.1%	4.4%
Manufacturing Customers(1)	4.8%	4.1%	1.2%	(1.8)%	2.0%
Non-Manufacturing Customers(1)	15.6%	14.0%	10.1%	5.4%	11.0%

Average Daily Sales Percentage Change
(unaudited)

2014 vs. 2013 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended

Total Company(1)	17.5%	16.2%	13.1%	7.8%	13.4%
Total Company(2)	5.0%	3.9%	7.1%	8.6%	6.2%
Manufacturing Customers(2)	5.1%	3.9%	6.3%	7.4%	5.8%
Non-Manufacturing Customers(2)	3.9%	3.1%	8.9%	11.6%	6.8%

(1)	Includes CCSG operations.
(2)	Excludes CCSG operations.

The trends noted above reflect that, excluding our U.K. operations, our manufacturing customers represented approximately 70% of our business and our non-manufacturing customers represented approximately 30% of our business during fiscal 2015.  During fiscal 2014, excluding CCSG and U.K. operations, our manufacturing customers represented approximately 76% of our business and our non-manufacturing customers represented approximately 24% of our business.

Exclusive of customers in the U.K., average order size increased to approximately $417 in fiscal 2015 as compared to $409 in fiscal 2014 and $403 in fiscal 2013 (fiscal 2013 excludes CCSG operations).

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 55.6% of consolidated net sales in fiscal 2015, compared to 48.0% of consolidated net sales in fiscal 2014 and 44.0% of consolidated net sales in fiscal 2013 (fiscal 2014 and 2013 exclude CCSG operations).

We grew our field sales associate headcount to 1,972 at August 29, 2015,  an increase of approximately 2.5% from field sales associates of 1,923 at August 30, 2014. Field sales associate headcount also increased 7.4% to 1,923 at August 30, 2014 from 1,790 at August 31, 2013. There were no branch openings during fiscal 2015 and fiscal 2014. These headcount increases support our strategy to acquire new accounts and expand existing accounts across all customer types. We plan to continue to increase our field sales associate headcount through fiscal 2016. We will continue to manage the timing of field sales associate increases and branch openings based on economic conditions and our selected mix of growth investments.

Customers continue to drive more of their fulfillment needs electronically. To support this trend, we believe that increasing the breadth and depth of our online product offering and removing non-value-added SKUs is critical to our continued success. In addition, we are focused on providing our customers with new product alternatives that will help them achieve their cost savings objectives while meeting their demands for higher quality products. In fiscal 2015, we added approximately 150,000 SKUs to our searchable database on www.mscdirect.com, bringing the total to approximately 1,000,000 SKUs, net of SKU removals. This increase in SKUs translated to our full ordering database, bringing MSC’s total, active, saleable SKU count to approximately 1,350,000 SKUs. We expect this SKU expansion plan driven by our eCommerce strategy to continue into fiscal 2016.

The most recent MSC catalog issued in September 2015 offers approximately 505,000 core metalworking and MRO products. Approximately 17% of these SKUs are MSC exclusive brands. We have also leveraged the depth and breadth of MSC’s product portfolio within our CCSG sales channel and now offer all MSC catalog items to our CCSG customers.

We also continue to focus on expanding our Large Account Customer business, which consists of our national account customers and government accounts, and continues to be an important component of our overall customer mix, revenue base, and planned business expansion. Servicing our Large Account Customer business is more complex as we look to provide customer specific solutions as our Large Account Customers continue to focus on ways to drive costs out of their businesses. By expanding sales to these customers, which involve customers with multiple locations and high volume MRO needs, we have diversified our customer base beyond small and mid-sized customers. Sales to our government accounts represented approximately 9% and 8%, respectively, of our total sales for the fiscal years ended August 29, 2015 and August 30, 2014.

We utilize various indices when measuring our business.  The Institute for Supply Management’s Purchasing Manager's Index (“PMI”), which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 70% of our revenues came from sales in the manufacturing sector during fiscal 2015, including certain national account customers.  A PMI reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, a PMI reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The PMI evidenced an expanding manufacturing sector environment throughout our fiscal year 2015, however, at an overall declining pace. The ISM index was 50.2% for the month of September 2015 and averaged 53.4% for the past twelve months. The rapid drop in oil prices along with reduced export demand has contributed to an overall declining index. Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders, production and employment are growing, while inventories are contracting from the previous month. Pricing continues to decline and to be constrained due to the lack of commodities inflation and the most recent index has indicated a decrease in raw materials prices for the eleventh consecutive month.

In addition to the PMI, we utilize The Metalworking Business Index (“MBI”).  The MBI measures the economic activity of the metalworking industry, focusing only on durable goods manufacturing. The MBI functions similarly to the PMI, where a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion.  The MBI of 44.1 showed that the industry contracted in September 2015 for the sixth month in a row and averaged 48.8 for the past twelve months.  The rate of contraction accelerated significantly in July 2015 and August 2015 to its lowest level since July 2009 when the index was 36.5.  New orders, production, and pricing sub-indices began to contract in the second half of our fiscal 2015 with accelerated contraction occurring in our fiscal fourth quarter of 2015.  Employment was expanding during the majority of our fiscal 2015, with contraction occurring in September 2015 after a significant drop from July 2015.  We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Our gross profit margin decreased in fiscal 2015 to 45.2% from 46.1% in fiscal 2014.  The decrease was primarily a result of increases in product costs, changes in pricing, customer and product mix and growth in our vending program sales. Our gross profit margin in fiscal 2014 increased to 46.1% from 45.5% in fiscal 2013. The increase in gross profit margin was primarily driven by higher gross margins from CCSG which includes a full year’s impact in fiscal 2014 compared to only a portion of the year in fiscal 2013, partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs.

Operating expenses increased 3.8% in fiscal 2015 as compared to fiscal 2014. The increase is primarily the result of increased payroll and payroll related costs to support our increased revenues, increased depreciation expense associated primarily with our recent infrastructure and other growth investments, and increased advertising costs related to additional advertising activities. This increase was partially offset by a decrease in the incentive compensation accrual, in addition to decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina.

Operating expenses increased 23.2% in fiscal 2014 as compared to fiscal 2013. The increase is primarily the result of additional operating expenses incurred as a result of the acquired CCSG operations. In addition, we incurred operating expenses for fiscal year 2014 related to non-recurring integration costs and restructuring charges associated with the acquisition. Excluding CCSG, operating expenses increased as a result of increased payroll and payroll related costs, increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs, and increased advertising costs.

We expect operating costs to continue to increase throughout fiscal year 2016 as compared to fiscal year 2015 due to increased operating costs associated with the establishment of our new customer fulfillment center in Columbus, Ohio, increased compensation expenses and fringe benefits costs as a result of an increase in our staffing levels primarily related to sales associates and other program development and volume related positions to support our growth initiatives, and increased costs associated with executing on our vending and other investment programs. We will continue to opportunistically seek additional growth opportunities that will help position us for future expansion. We believe that cash flows from operations, available cash and funds available under our revolving credit facility will be adequate to support our operations and growth plans for the next twelve months.

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

Results of Operations

Fiscal Year Ended August 29, 2015 Compared to the Fiscal Year Ended August 30, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 29, 2015		August 30, 2014		Change

	$	%	$	%	$	%
Net sales	$2,910,379	100.0%	$2,787,122	100.0%	$123,257	4.4%
Cost of goods sold	1,593,804	54.8%	1,500,866	53.9%	92,938	6.2%
Gross profit	1,316,575	45.2%	1,286,256	46.1%	30,319	2.4%
Operating expenses	937,046	32.2%	903,072	32.4%	33,974	3.8%
Income from operations	379,529	13.0%	383,184	13.7%	(3,655)	(1.0)%
Total other expense	(6,388)	(0.2)%	(3,659)	(0.1)%	(2,729)	74.6%
Income before provision for income taxes	373,141	12.8%	379,525	13.6%	(6,384)	(1.7)%
Provision for income taxes	141,833	4.9%	143,458	5.1%	(1,625)	(1.1)%
Net income	$231,308	7.9%	$236,067	8.5%	$(4,759)	(2.0)%

Net Sales

Net sales increased 4.4% or approximately $123.3 million, for the fiscal year ended 2015.  We estimate that this $123.3 million increase in net sales is comprised of: (i) approximately $135.1 million of higher sales volume; partially offset by (ii) $3.7 million from pricing, which includes changes in customer and product mix, discounting and other items; and (iii) approximately $8.1 million from unfavorable foreign currency fluctuations. Of the above $123.3 million increase in net sales, our government and national account programs (“Large Account Customer”) increased by approximately $108.0 million and there was an increase in our remaining business of approximately $15.3 million.

Gross Profit

Gross profit margin was 45.2% in fiscal 2015 as compared to 46.1% in fiscal 2014. The decline in gross profit margin was primarily a result of increases in product costs, changes in pricing, customer and product mix and growth in our vending program sales.

Operating Expenses

Operating expenses increased 3.8% to $937.0 million in fiscal 2015, as compared to $903.1 million in fiscal 2014. The increase is primarily the result of increased payroll and payroll related costs to support our increased revenues, increased depreciation expense associated primarily with our recent infrastructure and other growth investments, and increased advertising costs related to additional advertising activities. This increase was partially offset by a decrease in the incentive compensation accrual, in addition to decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina.  Approximately $1.1 million and $11.8 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were included in operating expenses in fiscal years 2015 and 2014, respectively. Approximately $3.4 million and $3.0 million of executive separation costs were included in operating expenses for fiscal years 2015 and 2014, respectively.   In addition, approximately $2.6 million of expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina were included in operating expenses in fiscal 2014.

Operating expenses represented approximately 32.2% of net sales in fiscal 2015, as compared to approximately 32.4% in fiscal 2014, respectively. Excluding the reduction in the non-recurring charges discussed above, operating expenses as a percentage of net sales in fiscal 2015 increased as compared to the prior fiscal year.

Payroll and payroll related costs represented approximately 53.3% of total operating expenses in fiscal 2015, as compared to approximately 53.5% in fiscal 2014, respectively. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased in fiscal 2015 as compared to the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates and other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 7.0% in fiscal 2015 compared to fiscal 2014. In addition, the average cost per claim increased by 5.3% in fiscal 2015 as compared to fiscal 2014. These increases were partially offset by a decrease in the incentive compensation accrual.

Payroll and payroll related costs decreased as a percentage of operating expenses in fiscal 2015 as compared to the prior fiscal year as a result of increased other operating expenses due to the factors discussed above.

Freight expense was approximately $123.9 million in fiscal 2015, as compared to approximately $119.8 million in fiscal 2014. The primary driver of this increase was increased sales.

Income from Operations

Income from operations decreased 1.0% to $379.5 million in fiscal 2015, as compared to $383.2 million in fiscal 2014. This decrease was primarily attributable to the increase in operating expenses described above, offset in part by an increase in gross profit. Income from operations as a percentage of net sales decreased to 13.0% in fiscal 2015 as compared to 13.7% for the prior fiscal year primarily due to a decrease in the gross profit margin as discussed above.

Other Expense

The increase in other expense in fiscal 2015 compared to fiscal 2014 was primarily due to increases in interest expense due to increased borrowings under our Credit Facility in fiscal 2015.

Provision for Income Taxes

Our fiscal 2015 effective tax rate was 38.0% as compared to 37.8% in fiscal 2014. This fluctuation resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

The factors which affected net income for fiscal 2015 as compared to the prior period have been discussed above.

Fiscal Year Ended August 30, 2014 Compared to the Fiscal Year Ended August 31, 2013

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 30, 2014		August 31, 2013		Change

	$	%	$	%	$	%
Net sales	$2,787,122	100.0%	$2,457,649	100.0%	$329,473	13.4%
Cost of goods sold	1,500,866	53.9%	1,339,133	54.5%	161,733	12.1%
Gross profit	1,286,256	46.1%	1,118,516	45.5%	167,740	15.0%
Operating expenses	903,072	32.4%	732,990	29.8%	170,082	23.2%
Income from operations	383,184	13.7%	385,526	15.7%	(2,342)	(0.6)%
Total other expense	(3,659)	(0.1)%	(2,097)	(0.1)%	(1,562)	74.5%
Income before provision for income taxes	379,525	13.6%	383,429	15.6%	(3,904)	(1.0)%
Provision for income taxes	143,458	5.1%	145,434	5.9%	(1,976)	(1.4)%
Net income	$236,067	8.5%	$237,995	9.7%	$(1,928)	(0.8)%

Net Sales

Net sales increased 13.4%, or approximately $329.5 million, for the fiscal year ended 2014. We estimate that this $329.5 million increase in net sales is comprised of: (i) approximately $183.8 million of incremental net sales from CCSG operations, reflecting a full year of CCSG net sales, as compared to CCSG net sales for only a portion of the year in fiscal 2013; (ii) approximately $128.7 million of higher sales volume; (iii) approximately $13.6 million from improved pricing, which includes changes in customer and product mix, discounting and other items; and (iv) approximately $3.4 million from favorable foreign currency fluctuations. Of the above $329.5 million increase in net sales, our Large Account Customers increased by approximately $82.3 million and there was an increase in our remaining business of approximately $247.2 million.

Gross Profit

Gross profit margin was 46.1% in fiscal 2014 as compared to 45.5% in fiscal 2013. Gross profit margin increased in fiscal 2014 primarily as a result of higher gross margins from CCSG, which included a full year of impact in fiscal 2014 compared to only a portion of the year in fiscal 2013. This was partially offset by increases in product costs, changes in customer and product mix and an increased percentage of sales from our vending programs. Price increases were constrained as a result of low commodity inflation.

Operating Expenses

Operating expenses increased 23.2% to $903.1 million in fiscal 2014, as compared to $733.0 million in fiscal 2013. Operating expenses represented approximately 32.4% of net sales in fiscal 2014, as compared to approximately 29.8% in fiscal 2013, respectively. The increase in operating expense in dollars and as a percentage of net sales for fiscal year 2014, as compared to the prior period, was primarily a result of additional operating expenses incurred as a result of the acquired CCSG operations, as well as non-recurring integration costs and restructuring charges associated with the acquisition.

CCSG’s operating expenses accounted for approximately $144.6 million and $52.1 million of total operating expenses for fiscal 2014 and fiscal 2013, respectively. In addition, approximately $11.8 million and $11.6 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were also included in operating expenses for fiscal 2014 and fiscal 2013, respectively. Excluding CCSG, operating expenses increased in fiscal 2014 primarily due to an increase in payroll and payroll related costs (including an increase in incentive compensation), increased freight costs, increased depreciation and amortization related to our infrastructure and other investment programs, increased costs associated with our vending program and increased advertising costs. In addition, approximately $3.0 million and $2.6 million of non-recurring executive separation costs and relocation costs, respectively, was included in operating expenses for fiscal 2014.

Payroll and payroll related costs represented approximately 53.5% of total operating expenses in fiscal 2014, as compared to approximately 54.0% in fiscal 2013, respectively. Included in these costs are salary, incentive compensation, fringe benefits, and sales commission. These costs increased in fiscal 2014 as compared to fiscal 2013, primarily due to increased costs associated with the acquired CCSG operations, increased incentive compensation, and an increase in our staffing levels primarily related to sales associates, other program development and volume related positions to support our growth initiatives.  We experienced an increase in the medical costs of our self-insured group health plan in fiscal 2014 compared to fiscal 2013. This is a result of an increased number of participants in the plan and an increase in the number of medical claims primarily due to additional headcount as a result of the CCSG acquisition. The number of medical claims filed increased 15.4% in fiscal 2014 as compared to fiscal 2013, which was driven by increased associate participation in the plan through increased company headcount. The average cost per claim increased by 8.7% in fiscal 2014 as compared to fiscal 2013.

Payroll and payroll related costs decreased as a percentage of operating expenses in fiscal 2014 as compared to the prior fiscal year as a result of increases in other operating expenses due to the factors discussed above.

Freight expense was approximately $119.8 million in fiscal 2014, as compared to $105.2 million in fiscal 2013. The primary driver of this increase was increased sales from the acquired CCSG business.

Income from Operations

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

Other Expense

The increase in other expense in fiscal 2014 compared to fiscal 2013 was primarily due to increases in interest expense due to borrowings under our Credit Facility. We incurred interest expense on the outstanding balance of our Credit Facility for the full year during fiscal 2014 compared to only a portion of the year in fiscal 2013.

Provision for Income Taxes

Our fiscal 2014 effective tax rate was 37.8% as compared to 37.9% in fiscal 2013. This fluctuation resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

The factors which affected net income for fiscal 2014 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

As of August 29, 2015, we held $38.3 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At August 29, 2015, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $428.3 million. At August 30, 2014, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $337.1 million.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013

	(Amounts in thousands)
Net cash provided by operating activities	$249,791	$272,406	$325,437
Net cash used in investing activities	$(51,405)	$(94,206)	$(638,021)
Net cash (used in) provided by financing activities	$(207,045)	$(187,039)	$200,061
Effect of foreign exchange rate changes on cash and cash equivalents	$(228)	$117	$(54)
Net decrease in cash and cash equivalents	$(8,887)	$(8,722)	$(112,577)

The major component contributing to the source of cash for fiscal 2015 was borrowings of $336.0 million under the revolving loan facility, partially offset by repayments on the Credit Facility of $243.0 million relating to both the revolving credit note and term loan. The major component of the use of cash for fiscal 2015 was cash dividends paid of $284.2 million to shareholders of record, which consisted of the regular quarterly cash dividends of $0.40 per share and a special cash dividend of $3.00 per share approved by our Board of Directors on October 27, 2014. On October 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.43 per share, payable on November 24, 2015 to shareholders of record at the close of business on November 10, 2015. The dividend will result in a payout of approximately $26.5 million, based on the number of shares outstanding at October 15, 2015.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are increasing, as in our fiscal year 2015, the expanded working capital needs are funded primarily by cash from operations. In addition to our working capital needs, for fiscal 2015, we paid $284.2 million to shareholders in the form of cash dividends and we repurchased approximately 0.4 million shares of our Class A common stock for approximately $33.4 million.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the fiscal years ended August 29, 2015 and August 30, 2014 was $249.8 million and $272.4 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories to support increased sales volume contributed to the majority of the decrease in net cash provided by operating activities.

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

	Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013

	(Dollars in thousands)
Working Capital	$609,739	$652,251	$679,910
Current Ratio	2.4	3.1	4.2

Working capital was $609.7 million, $652.3 million, and $679.9 million at August 29, 2015,  August 30, 2014 and August 31, 2013, respectively. At these dates, the ratio of current assets to current liabilities was 2.4, 3.1, and 4.2, respectively. The decrease in working capital and the current ratio at August 29, 2015 compared to August 30, 2014 is primarily related to the additional borrowings under the revolving loan facility in fiscal 2015, partially offset by the increase in inventories.  The decrease in working capital and the current ratio at August 30, 2014 compared to August 31, 2013 is primarily related to the additional borrowings under the Credit Facility in fiscal 2014 and an increase in current maturities of long-term debt.

Investing Activities

Net cash used in investing activities for the fiscal years ended August 29, 2015 and August 30, 2014 was $51.4 million and $94.2 million, respectively. The decrease in net cash used in investing activities resulted primarily from cash used of approximately $25.0 million for investment in available for sale securities during fiscal 2014, relating to the Columbus-Franklin County Finance Authority arrangement to construct our new customer fulfillment center in Columbus, Ohio. In addition, cash used for expenditures for property, plant, and equipment decreased primarily due to the outfit of this new customer fulfillment center, which occurred principally in fiscal 2014.

Net cash used in investing activities for the fiscal years ended August 30, 2014 and August 31, 2013 was $94.2 million and $638.0 million, respectively. The decrease of approximately $543.8 million in net cash used in investing activities resulted primarily from cash used of approximately $548.8 million in the acquisition of CCSG in April 2013.

Financing Activities

Net cash used in financing activities for the fiscal years ended August 29, 2015 and August 30, 2014 was $207.0 million and $187.0 million, respectively. The major components contributing to the use of cash for fiscal 2015 were cash dividends paid of $284.2 million, repayments on the Credit Facility of $243.0 million related to both the revolving loan facility and term loan, and the repurchase of shares of Class A common stock of $33.4 million. This was partially offset by borrowings under the revolving loan facility in the amount of $336.0 million.

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

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility.  At August 29, 2015, we were in compliance with the operating and financial covenants of the Credit Facility.

During fiscal 2015,  we borrowed $336.0 million under the revolving loan facility and repaid $218.0 million of the revolving loan balance and $25.0 million of the term loan. As of August 29, 2015, there were $212.5 million and $188.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $213.0 million represents current maturities. As of August 30, 2014, there were $237.5 million and $70.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $95.0 million represents current maturities.  The Company repaid borrowings of $65.0 million under the revolving loan facility in total in September 2015 and October 2015.  The current unused balance of $277.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Infrastructure Investments

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $3.3 million in fiscal 2015 and $49.9 million in fiscal 2014 for the purchase of the land and costs to construct and outfit the facility. We completed construction and began operations on September 30, 2014.

Contractual Obligations

We are affiliated with one real estate entity (the “Affiliate”), which leased our Atlanta Fulfillment Center to us as of August 29, 2015 and August 30, 2014. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister Marjorie Gershwind Fiverson, and by their family related trusts).  Effective November 1, 2010, we relocated from the branch office owned by another affiliated real estate entity and currently lease only our Atlanta Customer Fulfillment Center from the Affiliate. We paid rent under an operating lease to the Affiliate of approximately $2.3 million for each of fiscal years 2015,  2014, and 2013, in connection with our occupancy of our Atlanta Customer Fulfillment Center.

The following table summarizes our contractual obligations at August 29, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations with non-Affiliates(1)	$41,117	$14,330	$17,533	$6,900	$2,354
Operating lease obligations with Affiliates(1)	36,748	2,351	4,725	4,820	24,852
Capital lease obligations and financing obligations with non-Affiliates(2)	30,616	1,165	1,564	27,887	—
Maturities of Credit Facility	400,500	213,000	187,500	—	—
Interest on Credit Facility(3)	5,344	2,618	2,726
Total contractual obligations	$514,325	$233,464	$214,048	$39,607	$27,206

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

(2)

As of August 29, 2015, the Company has entered into various capital leases and financing obligations for certain information technology equipment, which expire on varying dates through 2017. In addition, included in this table is the long-term capital lease with the Columbus-Franklin County Finance Authority entered into in connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio.

(3)	Assumed interest rate of 1.33% through the maturity date which was the applicable borrowing rate for the Company for any borrowings outstanding under the term loan facility at August 29, 2015.

The Company has recorded a non-current liability of $4.8 million for tax uncertainties and interest for the fiscal year ended August 29, 2015. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 8 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2015,  2014 and 2013, actual results did not vary materially from estimated amounts.

Inventory Valuation Reserve

We establish inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analysis includes inventory levels, sales information, inventory count adjustments, and the on-hand quantities relative to the sales history for the product.

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

Goodwill and Indefinite-Lived Intangible Assets

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

At August 29, 2015, our goodwill totaled $623.6 million and our indefinite-lived intangible assets totaled $15.1 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than their carrying values. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarters of 2015 and 2014. The results of the assessments indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts.

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

Recently Issued Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No.  2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of ASU 2015-11 to have a material impact on its financial position, results of operations or cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on its financial position, results of operations or cash flows.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2019 first quarter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has neither selected a transition method, nor determined the impact that the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

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

Borrowings under the Credit Facility bear interest, at our option, either at (i) the LIBOR rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on our consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on our consolidated leverage ratio. Based on the interest period we select, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. We currently elect to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods. The applicable borrowing rate for us for any borrowings outstanding under the Credit Facility at August 29, 2015 was 1.33%, which represents LIBOR plus 1.125%.

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

As of August 29, 2015, there were $400.5 million of borrowings outstanding under the term loan facility and the revolving credit facility, of which $213.0 million represents current maturities. At August 29, 2015, we were in compliance with the operating and financial covenants of the Credit Facility.

Borrowings under our Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $4.1 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 29, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at August 29, 2015 and August 30, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended August 29, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 28, 2015

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 29,	August 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,267	$47,154
Accounts receivable, net of allowance for doubtful accounts of $11,312 and $9,310, respectively	403,468	382,784
Inventories	506,631	449,814
Prepaid expenses and other current assets	39,067	40,410
Deferred income taxes	44,643	41,253
Total current assets	1,032,076	961,415
Property, plant and equipment, net	291,156	294,348
Goodwill	623,626	629,335
Identifiable intangibles, net	119,805	138,314
Other assets	34,543	37,335
Total assets	$2,101,206	$2,060,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit note	$188,000	$70,000
Current maturities of long-term debt	25,515	26,829
Accounts payable	114,328	116,283
Accrued liabilities	94,494	96,052
Total current liabilities	422,337	309,164
Long-term debt, net of current maturities	214,789	240,235
Deferred income taxes and tax uncertainties	131,210	112,785
Total liabilities	768,336	662,184
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,400,070 and 55,980,199 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 shares issued and outstanding	13	13
Additional paid-in capital	604,905	573,730
Retained earnings	1,232,381	1,286,068
Accumulated other comprehensive loss	(17,252)	(5,054)
Class A treasury stock, at cost, 8,037,696 and 7,657,386 shares, respectively	(487,233)	(456,250)
Total shareholders’ equity	1,332,870	1,398,563
Total liabilities and shareholders’ equity	$2,101,206	$2,060,747

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)
NET SALES	$2,910,379	$2,787,122	$2,457,649
COST OF GOODS SOLD	1,593,804	1,500,866	1,339,133
Gross profit	1,316,575	1,286,256	1,118,516
OPERATING EXPENSES	937,046	903,072	732,990
Income from operations	379,529	383,184	385,526
OTHER (EXPENSE) INCOME:
Interest expense	(6,340)	(3,874)	(2,164)
Interest income	771	414	117
Other expense, net	(819)	(199)	(50)
Total other expense	(6,388)	(3,659)	(2,097)
Income before provision for income taxes	373,141	379,525	383,429
Provision for income taxes	141,833	143,458	145,434
Net income	$231,308	$236,067	$237,995
PER SHARE INFORMATION:
Net income per common share:
Basic	$3.75	$3.78	$3.77
Diluted	$3.74	$3.76	$3.75
Weighted average shares used in computing net income per common share:
Basic	61,292	62,026	62,695
Diluted	61,487	62,339	63,011

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$231,308	$236,067	$237,995
Foreign currency translation adjustments	(12,198)	(627)	(1,984)
Comprehensive income	$219,110	$235,440	$236,011

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED AUGUST 29, 2015 (52 weeks), AUGUST 30, 2014 (52 weeks), AND AUGUST 31, 2013 (52 weeks),

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
BALANCE at September 1, 2012	52,582	$53	15,560	$16	$483,682	$970,965	$(2,443)	5,342	$(265,162)	$1,187,111
Exchange of Class B common stock for Class A common stock	1,419	2	(1,419)	(2)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,621	504	—	—	—	27,285	—	—	—	—	27,285
Common stock issued under associate stock purchase plan	—	—	—	—	1,747	—	—	(53)	2,038	3,785
Issuance of restricted common stock, net of cancellations	129	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	—	—	—	—	232	—	—	—	—	232
Stock-based compensation	—	—	—	—	15,824	—	—	—	—	15,824
Purchase of treasury stock	—	—	—	—	—	—	—	52	(3,773)	(3,773)
Cash dividends paid on Class A common stock	—	—	—	—	—	(58,245)	—	—	—	(58,245)
Cash dividends paid on Class B common stock	—	—	—	—	—	(17,615)	—	—	—	(17,615)
Dividend equivalent units declared	—	—	—	—	—	(232)	—	—	—	(232)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,984)	—	—	(1,984)
Net income	—	—	—	—	—	237,995	—	—	—	237,995
BALANCE at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exchange of Class B common stock for Class A common stock	845	1	(845)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,573	402	—	—	—	26,020	—	—	—	—	26,020
Common stock issued under associate stock purchase plan	—	—	—	—	1,992	—	—	(54)	2,006	3,998
Issuance of restricted common stock, net of cancellations	99	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	—	—	—	—	260	—	—	—	—	260

Stock-based compensation	—	—	—	—	16,688	—	—	—	—	16,688
Purchase of treasury stock	—	—	—	—	—	—	—	2,370	(191,359)	(191,359)
Cash dividends paid on Class A common stock	—	—	—	—	—	(64,393)	—	—	—	(64,393)
Cash dividends paid on Class B common stock	—	—	—	—	—	(18,214)	—	—	—	(18,214)
Dividend equivalent units declared	—	—	—	—	—	(260)	—	—	—	(260)
Foreign currency translation adjustment	—	—	—	—	—	—	(627)	—	—	(627)
Net income	—	—	—	—	—	236,067	—	—	—	236,067
BALANCE at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $3,299	185	—	—	—	14,418	—	—	—	—	14,418
Common stock issued under associate stock purchase plan	—	—	—	—	1,854	—	—	(63)	2,431	4,285
Issuance of restricted common stock, net of cancellations	97	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	138	—	—	—	708	—	—	—	—	708
Stock-based compensation	—	—	—	—	14,195	—	—	—	—	14,195
Purchase of treasury stock	—	—	—	—	—	—	—	444	(33,414)	(33,414)
Cash dividends paid on Class A common stock	—	—	—	—	—	(223,071)	—	—	—	(223,071)
Cash dividends paid on Class B common stock	—	—	—	—	—	(61,160)	—	—	—	(61,160)
Dividend equivalent units declared	—	—	—	—	—	(764)	—	—	—	(764)
Foreign currency translation adjustment	—	—	—	—	—	—	(12,198)	—	—	(12,198)
Net income	—	—	—	—	—	231,308	—	—	—	231,308
BALANCE at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870

See accompanying notes to consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 29, 2015, AUGUST 30, 2014 AND AUGUST 31, 2013

(In thousands)

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,308	$236,067	$237,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,729	64,946	49,479
Stock-based compensation	14,195	16,688	15,824
Loss on disposal of property, plant, and equipment	1,453	2,361	941
Provision for doubtful accounts	6,665	4,629	3,499
Deferred income taxes and tax uncertainties	15,035	11,829	6,360
Excess tax benefits from stock-based compensation	(3,956)	(5,480)	(6,040)
Write-off of deferred financing costs on previous credit facility	—	—	594
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(29,347)	(41,460)	(15,630)
Inventories	(59,008)	(30,342)	23,409
Prepaid expenses and other current assets	1,268	(6,319)	(1,619)
Other assets	(1,354)	1,857	(1,784)
Accounts payable and accrued liabilities	3,803	17,630	12,409
Total adjustments	18,483	36,339	87,442
Net cash provided by operating activities	249,791	272,406	325,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(51,405)	(70,617)	(89,252)
Investment in available for sale securities	—	(25,023)	—
Cash used in business acquisitions, net of cash received	—	1,434	(548,769)
Net cash used in investing activities	(51,405)	(94,206)	(638,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(33,414)	(191,359)	(3,773)
Payments of regular cash dividends	(98,828)	(82,607)	(75,860)
Payment of special cash dividend	(185,403)	—	—
Payments on capital lease and financing obligations	(2,290)	(1,851)	(1,300)
Excess tax benefits from stock-based compensation	3,956	5,480	6,040
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,285	3,998	3,785
Proceeds from exercise of Class A common stock options	11,119	20,447	21,664
Borrowings under financing obligations	530	1,353	1,417
Borrowings under Credit Facility	336,000	135,000	370,000
Credit facility financing costs	—	—	(1,912)
Payment of notes payable and revolving credit note under the Credit Facility	(243,000)	(77,500)	(120,000)
Net cash (used in) provided by financing activities	(207,045)	(187,039)	200,061
Effect of foreign exchange rate changes on cash and cash equivalents	(228)	117	(54)
Net decrease in cash and cash equivalents	(8,887)	(8,722)	(112,577)
CASH AND CASH EQUIVALENTS, beginning of the year	47,154	55,876	168,453
CASH AND CASH EQUIVALENTS, end of the year	$38,267	$47,154	$55,876
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$122,988	$128,558	$130,342
Cash paid for interest	$5,843	$3,087	$1,281

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 98 branch offices and 12 customer fulfillment centers.

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

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2015, 2014 and 2013 contain activity for 52 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 366,000 active customer accounts (customers that have made at least one purchase in the last 12 months) at August 29, 2015 (excluding U.K. operations). The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness and provides a reserve for accounts that are potentially uncollectible.

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

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of our slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type while considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence.  In addition, many of the Company’s inventories are eligible for return under various supplier rebate programs.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Goodwill decreased $5,709 in fiscal 2015, related to foreign currency translation adjustments. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessment of goodwill performed by the Company in its fiscal fourth quarter, there was no indicator of impairment of goodwill for fiscal years 2015, 2014 and 2013. Based on the qualitative assessment of intangible assets that have indefinite lives performed by the Company in its fiscal fourth quarters of 2015 and 2014 and the quantitative assessment performed by the Company in its fiscal fourth quarter of 2013, there were no indicators of impairment of intangible assets that have indefinite lives.

The components of the Company’s other intangible assets for the fiscal years ended August 29, 2015 and August 30, 2014 are as follows:

				For the Fiscal Years Ended
				August 29, 2015		August 30, 2014
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$175,160	$(73,508)	$175,160	$(57,994)
Non-Compete Agreements	2	-	3	—	—	1,348	(1,210)
Contract Rights		10		23,100	(21,368)	23,100	(19,058)
Trademark	1	-	5	2,900	(1,609)	3,380	(1,330)
Trademarks	Indefinite			15,130	—	14,918	—
Total				$216,290	$(96,485)	$217,906	$(79,592)

For fiscal years 2015 and 2014 the Company recorded approximately $212 and $259 of intangible assets, respectively, consisting of the registration and application of new trademarks. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $16,580, $16,851, and $13,059 during fiscal years 2015, 2014, and 2013, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2016	$ 14,304
2017	7,870
2018	7,667
2019	7,301
2020	6,448

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2015, 2014 and 2013.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred  ($4,948 and $7,237 at August 29, 2015 and August 30, 2014, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $24,101, $20,799 and $11,505 during the fiscal years 2015, 2014, and 2013, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $123,900, $119,796, and $105,150 during fiscal years 2015, 2014, and 2013, respectively.

Self-Insurance

The Company has a self-insured group health plan. The Company is responsible for all covered claims to a maximum liability of $550 per participant, after meeting a one-time $150 aggregating specific deductible during a September 1 plan year. Benefits paid in excess of $550 are reimbursed to the plan under the Company’s stop loss policy. The Company estimates its reserve for all unpaid medical claims including those incurred but not reported based on historical analysis of claim trends, reporting and processing lag times and medical costs, adjusted as necessary based on management’s reasoned judgment. Group health plan expense for fiscal years 2015, 2014 and 2013 was approximately $67,061, $61,018, and $48,249, respectively.

Stock-Based Compensation

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

The stock-based compensation expense related to stock option plans and the Associate Stock Purchase Plan included in operating expenses for fiscal years 2015, 2014 and 2013 was $4,951, $5,623 and $5,387, respectively. Tax benefits related to this expense for fiscal years 2015, 2014 and 2013 were $1,753, $2,023 and $1,951, respectively. The Company grants Non-Qualified Stock Options, which allow the tax benefit to be recorded as options are expensed.

The stock-based compensation expense related to non-vested restricted share awards included in operating expenses was $8,139, $8,898 and $8,309 for the fiscal years 2015, 2014, and 2013 respectively. Tax benefits related to this expense for fiscal years 2015, 2014 and 2013 were $3,093, $3,381 and $3,157, respectively. The stock-based compensation expense related to restricted stock unit awards included in operating expenses was $1,105,  $2,167 and $2,128 for the fiscal years

2015, 2014 and 2013, respectively. Tax benefits related to this expense for fiscal years 2015, 2014 and 2013 were $420, $823 and $809, respectively.

Related Party Transactions

The Company is currently affiliated with one real estate entity (the “Affiliate”). The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). The Company leases a customer fulfillment center located near Atlanta, Georgia from its Affiliate. Monthly rental payments range from approximately $196 to $218 over the remaining lease term. See Note 13 for a discussion of leases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s taxable bonds are estimated based on observable inputs in non-active markets. Under this method, the Company’s fair value of the taxable bonds was not significantly different than the carrying value at August 29, 2015 and August 30, 2014. The fair value of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 29, 2015 and August 30, 2014.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $4,693 and $4,573 as of August 29, 2015 and August 30, 2014, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments.  Foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”), Mexico and Canada branches are not significant to the Company’s total operations. For fiscal 2015, U.K., Mexico and Canadian operations represented approximately 3% of the Company’s consolidated net sales.

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

New Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No.  2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of ASU 2015-11 to have a material impact on its financial position, results of operations or cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on its financial position, results of operations or cash flows.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2019 first quarter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has neither selected a transition method, nor determined the impact that the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2015 presentation.  These reclassifications did not have a material impact on the presentation of the consolidated financial statements.

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

As of August 29, 2015, the Company did not have any cash equivalents.  As of August 30, 2014, the Company measured cash equivalents consisting of money market funds and that invest primarily in United States government and government agency securities and municipal bond securities at fair value on a recurring basis for which market prices are readily available (Level 1), which aggregated $2,263.

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement allows for MSC to purchase taxable bonds from the Finance Authority in order to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately   $27,023 at August 29, 2015 and August 30, 2014. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at their estimated fair value in the Company’s consolidated balance sheets. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during fiscal year 2015. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at August 29, 2015, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of August 29, 2015 and August 30, 2014 due to the short-term maturity of these items.

During the fiscal years ended August 29, 2015 and August 30, 2014, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 29, 2015,  August 30, 2014 and August 31, 2013, respectively:

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)

Net income as reported	$231,308	$236,067	$237,995
Less: Distributed net income available to participating securities	(1,350)	(481)	(492)
Less: Undistributed net income available to participating securities	—	(1,146)	(1,289)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$229,958	$234,440	$236,214
Add: Undistributed net income allocated to participating securities	—	1,146	1,289
Less: Undistributed net income reallocated to participating securities	—	(1,140)	(1,283)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$229,958	$234,446	$236,220

Denominator:
Weighted average shares outstanding for basic net income per share	61,292	62,026	62,695
Effect of dilutive securities	195	313	316
Weighted average shares outstanding for diluted net income per share	61,487	62,339	63,011

Net income per share Two-class method:
Basic	$3.75	$3.78	$3.77
Diluted	$3.74	$3.76	$3.75

Antidilutive stock options of 678 were not included in the computation of diluted earnings per share for the fiscal year ended August 29, 2015. There were no antidilutive stock options included in the computation of diluted earnings per share for the fiscal years ended August 30, 2014 and August 31, 2013.

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

Class C Solutions Group is a leading distributor of fasteners and other high margin, low cost consumables with a broad distribution footprint throughout the U.S. and Canada. Class C Solutions Group has a strong presence with customers across manufacturing, government, transportation and natural resources end-markets. Class C Solutions Group specializes in lowering the total cost of its customers’ inventory management through storeroom organization and vendor managed inventory (or VMI). With this acquisition, the Company added a highly complementary provider of fasteners and other high margin consumable products and services (often referred to as “Class C” items) with an experienced field sales force and VMI solution. With the integration of the two businesses, the Company has the opportunity to bring our MRO offering to Class C Solutions Group’s customers, and Class C Solutions Group’s Class C product offering and VMI system to MSC’s customers.

The acquisition of Class C Solutions Group was accounted for as a  business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). The results of operations for Class C Solutions Group have been included in our consolidated financial statements since the date of acquisition.

6. RESTRUCTURING AND OTHER CHARGES

As a result of the Class C Solutions Group acquisition, the Company had incurred restructuring charges associated with associate severance costs, stay bonuses, and the impairment of long-lived assets due to the closure of facilities. No liabilities remain in the consolidated balance sheet relating to the restructuring activities as of August 29, 2015.  Activity for the fiscal year ended August 29, 2015 consists of the following:

	Workforce Reductions	Facility Closings	Total
Accrued restructuring balance, August 30, 2014	$402	$603	$1,005
Charged to operating expenses	376	(310)	66
Cash payments	(778)	(293)	(1,071)
Accrued restructuring balance, August 29, 2015	$—	$—	$—

7. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				August 29,	August 30,
	Number of Years			2015	2014
Land		—		$20,783	$20,851
Building and improvements	3	-	40	150,870	144,955
Leasehold improvements	The lesser of lease term or 31.5			4,384	4,600
Furniture, fixtures and equipment	3	-	20	165,589	157,253
Automobiles		5		—	435
Computer systems, equipment and software	3	-	5	289,873	261,618
				631,499	589,712
Less: accumulated depreciation and amortization				340,343	295,364
Total				$291,156	$294,348

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $847 and $889 at August 29, 2015 and August 30, 2014, respectively.

Depreciation expense was $52,799,  $47,729 and $36,169 for the fiscal years ended August 29, 2015,  August 30, 2014, and August 31, 2013, respectively.

8. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
Current:
Federal	$109,575	$115,186	$119,470
State and local	17,339	16,528	18,629
	126,914	131,714	138,099
Deferred:
Federal	13,987	10,369	7,403
State and local	932	1,375	(68)
	14,919	11,744	7,335
Total	$141,833	$143,458	$145,434

Significant components of deferred tax assets and liabilities are as follows:

	August 29,	August 30,
	2015	2014
Deferred tax liabilities:
Depreciation	$(51,204)	$(46,722)
Deferred catalog costs	(1,155)	(1,937)
Goodwill	(73,996)	(59,387)
	(126,355)	(108,046)
Deferred tax assets:
Accounts receivable	3,807	2,933
Inventory	9,036	7,504
Deferred compensation	2,409	1,799
Stock based compensation	9,831	11,582
Intangible amortization	11,788	10,950

Other	7,772	6,485
	44,643	41,253
Net Deferred Tax Liabilities	$(81,712)	$(66,793)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 29,	August 30,	August 31,
	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.1	3.1	3.0
Other, net	(0.1)	(0.3)	(0.1)
Effective income tax rate	38.0%	37.8%	37.9%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2015 and 2014 were as follows:

	August 29,	August 30,
	2015	2014
Beginning Balance	$9,350	$8,192
Additions for tax positions relating to current year	2,617	2,628
Additions for tax positions relating to prior years	104	—
Reductions for tax positions relating to prior years	—	(60)
Settlements	(41)	—
Lapse of statute of limitations	(1,697)	(1,410)
Ending Balance	$10,333	$9,350

Included in the balance of unrecognized tax benefits at August 29, 2015 is $1,383 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2015, 2014 and 2013 provisions include interest and penalties of $19, $0 and $92, respectively. The Company has accrued $163 and $166 for interest and penalties as of August 29, 2015 and August 30, 2014, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2013 and state income tax examinations through fiscal 2011.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 29,	August 30,
	2015	2014
Accrued payroll and fringe	$25,597	$23,015
Accrued bonus	12,820	22,823
Accrued sales, property and income taxes	12,259	10,496
Accrued sales rebates and returns	13,394	10,362
Accrued other	30,424	29,356
Total accrued liabilities	$94,494	$96,052

10. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at August 29, 2015 and August 30, 2014 consisted of the following:

	August 29,	August 30,
	2015	2014

Credit Facility:
Revolver	$188,000	$70,000
Term loan	212,500	237,500
Capital lease and financing obligations	27,804	29,564
Total debt	$428,304	$337,064
Less: current portion of Credit Facility	(213,000)	(95,000)
Less: current portion of capital lease and financing obligations	(515)	(1,829)
Long-term debt	$214,789	$240,235

Credit Facility

In April 2013, in connection with the acquisition of the Class C Solutions Group, the Company entered into a new $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures in April 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at August 29, 2015 was 1.33%,  which represented LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During fiscal 2015, the Company borrowed $336,000 under the revolving loan facility and repaid $218,000 and $25,000 of the revolving loan facility and term loan facility, respectively.  During fiscal 2014, the Company borrowed $135,000 under the revolving loan facility and repaid $65,000 and $12,500 of the revolving loan facility and term loan facility, respectively.

At August 29, 2015 and August 30, 2014, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Maturities of the Credit Facility as of August 29, 2015 are as follows:

Maturities of
Fiscal Year	Credit Facility
2016	$213,000
2017	50,000
2018	137,500
Total	$400,500

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Finance Authority which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. This arrangement consists of the Finance Authority issuing taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At August 29, 2015 and August 30, 2014, the capital lease obligation was approximately $27,023.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the fiscal year ended August 29, 2015, the Company entered into various financing obligations for certain information technology equipment totaling $530. During the fiscal year ended August 30, 2014, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $1,353.

The gross amount of property and equipment acquired under these capital leases and financing agreements at August 29, 2015 and August 30, 2014 was approximately $32,535 and $33,505, respectively. Related accumulated amortization totaled $4,815 and $3,339 as of August 29, 2015 and August 30, 2014, respectively. There was no non-cash financing activity related to capital leases for fiscal 2015. The non-cash financing activity related to capital leases for fiscal 2014 was $25,023. Amortization expense of property and equipment acquired under these capital leases and financing arrangements was approximately $2,486 for the fiscal year ended 2015.

At August 29, 2015, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2016	$1,165
2017	915
2018	649
2019	649
2020 and beyond	27,238
Total minimum lease payments	$30,616
Less: amount representing interest	2,812
Present value of minimum lease payments	$27,804
Less: current portion	515
Long-term capital leases and financing arrangements	$27,289

11. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of August 29, 2015, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,743 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2015 and fiscal 2014, the Company repurchased 444 shares and 2,370 shares, respectively, of its Class A common stock for $33,414 and $191,359, respectively. Approximately 112 and 60 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program during fiscal 2015 and fiscal 2014, respectively. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity in the accompanying consolidated financial statements.

The Company reissued approximately 63 and 54 shares of treasury stock during fiscal 2015 and fiscal 2014, respectively, to fund the Associate Stock Purchase Plan (See Note 12).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 29, 2015, there were no shares of preferred stock issued or outstanding.

Cash Dividend

On July 10, 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.43 per share, payable on November 24, 2015 to shareholders of record at the close of business on November 10, 2015. The dividend will result in a payout of approximately $26,515, based on the number of shares outstanding at October 15, 2015.

12. ASSOCIATE BENEFIT PLANS

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”).  The 2015 Omnibus Plan replaced the Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan.  Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units.  All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan.  Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares.

Stock Options

A summary of the status of the Company’s stock options at August 29, 2015 and changes during the fiscal year then ended is presented in the table and narrative below:

	2015

	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,186	$68.24
Granted	421	83.01
Exercised	(185)	60.14
Canceled/Forfeited	(148)	78.60
Outstanding - end of year	1,274	$73.10
Exercisable - end of year	514	$63.75

The total intrinsic value of options exercised during the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013 was $3,390, $13,988, and $16,402, respectively. The unrecognized share-based compensation cost related to stock option expense at August 29, 2015 was $7,281 and will be recognized over a weighted average of 1.7 years.

The fair value of each option grant for the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013 is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	2015	2014	2013
Expected life (in years)	3.9	3.9	3.8
Risk-free interest rate	1.09%	0.93%	0.55%
Expected volatility	24.5%	26.6%	32.9%
Expected dividend yield	1.70%	1.70%	1.70%
Weighted-Average Grant-Date Fair Value	$14.06	$14.98	$15.33

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

The following table summarizes information about stock options outstanding and exercisable at August 29, 2015:

Range of Exercise Prices	Number of Options Outstanding at August 29, 2015	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 29, 2015	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$38.07 – $44.17	64	1.0	$43.66	$1,514	64	1.0	$43.66	$1,514
44.18– 66.69	305	2.7	61.35	1,861	257	2.6	60.35	1,824
66.70 – 73.71	233	4.2	69.56	—	109	4.2	69.56	—
73.72 – 83.03	672	5.7	82.45	—	84	5.2	81.79	—
	1,274	4.5	$73.10	$3,375	514	3.2	$63.75	$3,338

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended August 29, 2015 is as follows:

	2015

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	428	$68.67
Granted	133	81.69
Vested	(134)	60.47
Canceled/Forfeited	(36)	75.66
Non-vested restricted share awards at the end of the year	391	$75.39

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period.

The fair value of shares vested during the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013 was $8,107,  $14,214 and $11,373, respectively.

The unrecognized compensation cost related to the non-vested RSAs at August 29, 2015 is $16,140 and will be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended August 29, 2015 is as follows:

	2015

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	184	$54.65
Granted	1	83.03
Vested	(123)	54.60
Canceled/Forfeited	—	—
Non-vested restricted stock unit awards at the end of the year	62	$55.09

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these additional RSUs are subject to the same vesting periods as the RSUs in the underlying award. The dividend equivalents are not included in the RSU table above.

The unrecognized compensation cost related to the RSUs at August 29, 2015 was $786 and is expected to be recognized over a period of 1.5 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of August 29, 2015, approximately 303 shares remain reserved for issuance under this plan. Associates purchased approximately 63 and 54 shares of common stock during fiscal 2015 and 2014 at an average per share price of $66.96 and $75.74, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2015, 2014, and 2013, the Company contributed $6,665, $6,174 and $5,243, respectively, to the plan. The Company contributions are discretionary.

13. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises, one of which is leased from an entity affiliated with Mitchell Jacobson, the Company’s Chairman, Marjorie Gershwind Fiverson, Mr. Jacobson’s sister, and by their family related trusts. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2030. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through 2019. At August 29, 2015, approximate minimum annual rentals on all such leases are as follows:

Fiscal Year	Total (Including Related Party Commitments)	Related Party Commitments
2016	$16,681	$2,351
2017	12,587	2,353
2018	9,671	2,372
2019	6,550	2,409
2020	5,170	2,411
Thereafter	27,206	24,852
Total	$77,865	$36,748

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2015, 2014 and 2013 was approximately $14,504,  $16,329 and $13,243, respectively, including approximately $2,401,  $2,297 and $2,293, respectively, paid to a related party.

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

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 29, 2015				Fiscal Year Ended August 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$731,091	$706,400	$745,483	$727,405	$678,510	$661,513	$720,476	$726,623
Gross profit	330,149	320,874	338,417	327,135	314,855	306,821	333,394	331,186
Income from operations	93,971	85,874	104,244	95,440	96,750	81,722	104,886	99,826
Net income	57,417	51,527	63,342	59,022	59,046	49,512	64,696	62,813
Net income per share:
Basic	0.92	0.84	1.03	0.96	0.93	0.80	1.04	1.01
Diluted	0.91	0.83	1.03	0.96	0.93	0.79	1.03	1.01

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2015, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 29, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 29, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 29, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 29, 2015 and August 30, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 29, 2015 of the Company and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

October 28, 2015

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2016, or the 2015 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance—Compensation Committee.”  “Compensation Committee Report” and “Director Compensation” in the 2015 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2015 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 36 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 29, 2015.

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

Dated: October 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 28, 2015
Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 28, 2015

/s/ DAVID SANDLER David Sandler	Executive Vice Chairman of the Board of Directors	October 28, 2015

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2015
/s/ RUSTOM JILLA Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2015
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 28, 2015
/s/ ROGER FRADIN Roger Fradin	Director	October 28, 2015
/s/ LOUISE GOESER Louise Goeser	Director	October 28, 2015
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 28, 2015
/s/ DENIS KELLY Denis Kelly	Director	October 28, 2015
/s/ STEVEN PALADINO Steven Paladino	Director	October 28, 2015
/s/ PHILIP PELLER Philip Peller	Director	October 28, 2015

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 31, 2013
Allowance for doubtful accounts(1)	$6,934	$3,499	$—	$2,910	$7,523
Deducted from asset accounts:
For the fiscal year ended August 30, 2014
Allowance for doubtful accounts(1)	$7,523	$4,629	$—	$2,842	$9,310
Deducted from asset accounts:
For the fiscal year ended August 29, 2015
Allowance for doubtful accounts(1)	$9,310	$6,665	$—	$4,663	$11,312

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.01

Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2006) (SEC File No. 001-14130).

2.02

Asset Purchase Agreement, dated February 22, 2013, between MSC Industrial Direct Co., Inc. and Barnes Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013) (SEC File No. 001-14130).

3.01	Certificate of Incorporation of the Registrant.*
3.02

Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2012) (SEC File No. 001-14130).

4.01	Specimen Class A Common Stock Certificate.*
10.01

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.02

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Douglas Jones (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.03

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Steve Armstrong (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.04

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Charles Bonomo (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.05

Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Kari Heerdt (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.06

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Christopher Davanzo (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.07

Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.08

First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.09

Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.10

Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.11

Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.12

Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.13

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.14

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

II-1

Exhibit No.	Description
10.15

Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2010) (SEC File No. 001-14130).†

10.16

Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2010) (SEC File No. 001-14130).†

10.17

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.18

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.19

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.20

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.21

Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.22	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.23

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.24

Credit Agreement, dated as of April 22, 2013, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2013) (SEC File No. 001-14130).

10.25

Separation Agreement, dated October 30, 2014 between MSC Industrial Direct Co., Inc. and Thomas Cox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2014) (SEC File No. 001‐14130).†

10.26

Retirement and Transition Agreement, dated December 2, 2014 between MSC Industrial Direct Co., Inc. and Jeffrey Kaczka (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001‐14130).†

10.27

Rustom Jilla Offer Letter, effective July 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2015) (SEC File No. 001‐14130).†

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

II-2