Form 10-Q
period 2015-11-28
MSC INDUSTRIAL DIRECT CO INC
filed 2016-01-07
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2015
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

As of December 28, 2015, 48,220,046 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 28,	August 29,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,879	$38,267
Accounts receivable, net of allowance for doubtful accounts of $13,735 and $11,312, respectively	387,561	403,468
Inventories	492,450	506,631
Prepaid expenses and other current assets	42,275	39,067
Deferred income taxes	44,643	44,643
Total current assets	1,004,808	1,032,076
Property, plant and equipment, net	292,693	291,156
Goodwill	623,313	623,626
Identifiable intangibles, net	115,519	119,805
Other assets	33,190	34,543
Total assets	$2,069,523	$2,101,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$118,000	$188,000
Current maturities of long-term debt	32,446	25,515
Accounts payable	103,043	114,328
Accrued liabilities	122,739	94,494
Total current liabilities	376,228	422,337
Long-term debt, net of current maturities	203,221	214,789
Deferred income taxes and tax uncertainties	131,132	131,210
Total liabilities	710,581	768,336
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,403,008 and 56,400,070 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 shares issued and outstanding	13	13
Additional paid-in capital	608,922	604,905
Retained earnings	1,260,792	1,232,381
Accumulated other comprehensive loss	(18,367)	(17,252)
Class A treasury stock, at cost, 8,119,876 and 8,037,696 shares, respectively	(492,474)	(487,233)
Total shareholders’ equity	1,358,942	1,332,870
Total liabilities and shareholders’ equity	$2,069,523	$2,101,206

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014
Net sales	$706,819	$731,091
Cost of goods sold	387,847	400,942
Gross profit	318,972	330,149
Operating expenses	228,584	236,178
Income from operations	90,388	93,971
Other (expense) income:
Interest expense	(1,556)	(944)
Interest income	163	5
Other income, net	63	177
Total other expense	(1,330)	(762)
Income before provision for income taxes	89,058	93,209
Provision for income taxes	34,029	35,792
Net income	$55,029	$57,417
Per share information:
Net income per common share:
Basic	$0.89	$0.92
Diluted	$0.89	$0.91
Weighted average shares used in computing net income per common share:
Basic	61,296	61,246
Diluted	61,408	61,542
Cash dividend declared per common share	$0.43	$3.40

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014
Net income, as reported	$55,029	$57,417
Foreign currency translation adjustments	(1,115)	(3,948)
Comprehensive income	$53,914	$53,469

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended November 28, 2015

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exercise of common stock options, including income tax deficiencies of $143	7	—	—	—	125	—	—	—	—	125
Common stock issued under associate stock purchase plan	—	—	—	—	271	—	—	(15)	555	826
Issuance of restricted common stock, net of cancellations	(4)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,621	—	—	—	—	3,621
Purchase of treasury stock	—	—	—	—	—	—	—	97	(5,796)	(5,796)
Cash dividends on Class A common stock	—	—	—	—	—	(20,790)	—	—	—	(20,790)
Cash dividends on Class B common stock	—	—	—	—	—	(5,717)	—	—	—	(5,717)
Dividend equivalent units declared	—	—	—	—	—	(111)	—	—	—	(111)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,115)	—	—	(1,115)
Net income	—	—	—	—	—	55,029	—	—	—	55,029
Balance at November 28, 2015	56,403	$56	13,296	$13	$608,922	$1,260,792	$(18,367)	8,120	$(492,474)	$1,358,942

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014
Cash Flows from Operating Activities:
Net income	$55,029	$57,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,925	17,012
Stock-based compensation	3,621	5,039
Loss on disposal of property, plant, and equipment	247	230
Provision for doubtful accounts	2,997	480
Deferred income taxes and tax uncertainties	(78)	—
Excess tax benefits from stock-based compensation	(154)	(1,791)
Changes in operating assets and liabilities:
Accounts receivable	12,567	(10,137)
Inventories	13,832	(44,790)
Prepaid expenses and other current assets	(3,226)	(4,797)
Other assets	583	72
Accounts payable and accrued liabilities	18,767	39,017
Total adjustments	67,081	335
Net cash provided by operating activities	122,110	57,752
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(15,575)	(13,358)
Net cash used in investing activities	(15,575)	(13,358)
Cash Flows from Financing Activities:
Purchases of treasury stock	(5,796)	(3,590)
Payments of regular cash dividends	(26,391)	(24,563)
Payment of special cash dividend	—	(184,218)
Payments on capital lease and financing obligations	(161)	(767)
Excess tax benefits from stock-based compensation	154	1,791
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	826	942
Proceeds from exercise of Class A common stock options	268	6,381
Borrowings under financing obligations	453	530
Borrowings under Credit Facility	35,000	235,000
Payment of borrowings under Credit Facility	(111,250)	(76,250)
Net cash used in financing activities	(106,897)	(44,744)
Effect of foreign exchange rate changes on cash and cash equivalents	(26)	(100)
Net decrease in cash and cash equivalents	(388)	(450)
Cash and cash equivalents—beginning of period	38,267	47,154
Cash and cash equivalents—end of period	$37,879	$46,704
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4,495	$5,523
Cash paid for interest	$1,247	$837

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen week period ended November 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 3, 2016. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2016 fiscal year will be a 53-week accounting period that will end on September 3, 2016 and its 2015 fiscal year was a 52-week accounting period that ended on August 29, 2015.

Note 2. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification ("ASC") Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively:

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014

Net income as reported	$55,029	$57,417
Less: Distributed net income available to participating securities	(89)	(1,238)
Less: Undistributed net income available to participating securities	(163)	—
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$54,777	$56,179
Add: Undistributed net income allocated to participating securities	163	—
Less: Undistributed net income reallocated to participating securities	(162)	—

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$54,778	$56,179

Denominator:
Weighted average shares outstanding for basic net income per share	61,296	61,246
Effect of dilutive securities	112	296
Weighted average shares outstanding for diluted net income per share	61,408	61,542

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Net income per share Two-class method:
Basic	$0.89	$0.92
Diluted	$0.89	$0.91

Antidilutive stock options of 1,058 were not included in the computation of diluted earnings per share for the thirteen week period ended November 28, 2015.  There were no antidilutive stock options excluded from the computation of diluted earnings per share for the thirteen week period ended November 29, 2014.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,256 and $1,732 for the thirteen week periods ended November 28, 2015 and November 29, 2014, respectively. Tax benefits related to these expenses for the thirteen week periods ended November 28, 2015 and November 29, 2014 were $451 and $627, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	1.09%
Expected volatility	21.82%	24.49%
Expected dividend yield	2.40%	1.70%
Weighted-average grant-date fair value	$8.03	$14.06

A summary of the Company’s stock option activity for the thirteen week period ended November 28, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2015	1,274	$73.10
Granted	586	58.90
Exercised	(7)	39.42
Canceled/Forfeited	(18)	80.75
Outstanding on November 28, 2015	1,835	$68.61	5.1	$3,249
Exercisable on November 28, 2015	774	$68.42	3.5	$1,872

The unrecognized share‑based compensation cost related to stock option expense at November 28, 2015 was $10,464 and will be recognized over a weighted average period of 3.2 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen week periods ended November 28, 2015 and November 29, 2014 was $165 and $1,980, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirteen weeks ended November 28, 2015 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 29, 2015	391	$75.39
Granted	1	62.31
Vested	(94)	65.66
Canceled/Forfeited	(5)	77.64
Non-vested restricted share awards at November 28, 2015	293	$78.44

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period.  Stock‑based compensation expense recognized for the RSAs was $1,726 and $2,767 for the thirteen week periods ended November 28, 2015 and November 29, 2014, respectively. The unrecognized compensation cost related to RSAs at November 28, 2015 was $13,815 and will be recognized over a weighted average period of 2.8 years.

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirteen weeks ended November 28, 2015 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 29, 2015	62	$55.09
Granted	188	58.90
Vested	—	—
Canceled/Forfeited	(1)	58.90
Non-vested restricted stock unit awards at November 28, 2015	249	$57.95

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. Stock‑based compensation expense recognized for the RSUs was $639 and $540 for the thirteen week periods ended November 28, 2015 and November 29, 2014, respectively. The unrecognized compensation cost related to the RSUs at November 28, 2015 was  $10,050 and is expected to be recognized over a weighted average period of 3.9 years.

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

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The taxable bonds were approximately $27,023 at both November 28, 2015 and August 29, 2015. The taxable bonds are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any significant gains or losses on these securities during the thirteen week period ended November 28, 2015. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at November 28, 2015 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of November 28, 2015 and August 29, 2015 due to the short-term maturity of these items.

During the thirteen weeks ended November 28, 2015 and November 29, 2014, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at November 28, 2015 and August 29, 2015 consisted of the following:

	November 28,	August 29,
	2015	2015

	(Dollars in thousands)
Credit Facility:
Revolver	$118,000	$188,000
Term loan	206,250	212,500
Capital lease and financing obligations	29,417	27,804
Total debt	$353,667	$428,304
Less: current portion of Credit Facility	(149,250)	(213,000)
Less: current portion of capital lease and financing obligations	(1,196)	(515)
Long-term debt	$203,221	$214,789

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at November 28, 2015 was 1.32% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the thirteen week period ended November 28, 2015, the Company borrowed $35,000 under the revolving loan facility and repaid $105,000 and $6,250 of the revolving loan facility and the term loan facility, respectively. At November 28, 2015 and August 29, 2015, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 28, 2015 and August 29, 2015, the capital lease obligation was approximately $27,023.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirteen week period ended November 28, 2015, the Company entered into a capital lease and various financing obligations for certain information technology equipment totaling $1,321 and $453, respectively. During the fiscal year ended August 29, 2015, the Company entered into various financing obligations for certain information

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

technology equipment totaling $530. The gross amount of property and equipment acquired under these capital leases and financing agreements at November 28, 2015 and August 29, 2015 was approximately $33,778 and $32,535 respectively. Related accumulated amortization totaled $4,897 and $4,815 as of November 28, 2015 and August 29, 2015, respectively.

Note 6. Shareholders’ Equity

The Company paid regular cash dividends of $0.43 per common share totaling $26,391 for the thirteen weeks ended November 28, 2015. For the thirteen weeks ended November 29, 2014, the Company paid cash dividends of $208,781 which consisted of a special cash dividend of $3.00 per common share and regular cash dividends of $0.40 per common share totaling $184,218 and $24,563, respectively.  On December 16, 2015, the Board of Directors declared a quarterly cash dividend of $0.43 per share payable on January 26, 2016 to shareholders of record at the close of business on January 12, 2016.  The dividend will result in a payout of approximately $26,452, based on the number of shares outstanding at December 28, 2015.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen week period ended November 28, 2015, the Company repurchased 97 shares of its Class A common stock for $5,796, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 31 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of November 28, 2015, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,677 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen week periods ended November 28, 2015 and November 29, 2014 was minimal.

Note 8. Income Taxes

During the thirteen week period ended November 28, 2015, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update ASU (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

reporting period. The Company does not expect adoption of ASU 2015-17 to have a material impact on its financial position, results of operations or cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No.  2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of ASU 2015-11 to have a material impact on its financial position, results of operations or cash flows.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2015 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. Our goal is to help our customers drive greater productivity, profitability and growth with more than one million products, inventory management and other supply chain solutions, and deep expertise from 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,070,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 97 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We grew our field sales and service associate headcount to 2,346 at November 28, 2015,  compared to 2,343 at November 29, 2014.  Beginning in fiscal 2016, we have adjusted this headcount metric to include both field sales associates and service personnel.  We believe this better reflects us as a sales and service organization given our increased concentration in inventory management solutions, including Vendor Managed Inventory (“VMI”) systems and vending machine systems.  We will continue to manage the timing of our sales and service headcount expansion based on economic conditions and our selected mix of growth investments.

Business Environment

We utilize various indices when evaluating the level of our business activity.  The Institute for Supply Management’s Purchasing Manager's Index (“PMI”), which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. Approximately 69% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2016, including certain national account customers.  A PMI reading below 50.0% generally indicates that the manufacturing sector is expected to contract. Conversely, a PMI reading above 50.0% generally indicates that the manufacturing sector is expected to expand. The PMI evidenced a transition from an expanding to contracting manufacturing sector environment throughout the first quarter of fiscal year 2016. The ISM index was 48.2% for the month of December 2015 indicating contraction in manufacturing for the second consecutive month, and averaged 51.4% for the past twelve months. This is also its lowest level since June 2009.  Details released with the most recent index indicate that economic activity in the manufacturing sector related to new orders and production has continued to contract for the second consecutive month; also, pricing continued to contract for the fourteenth consecutive month indicating a decrease in raw materials prices.

In addition to the PMI, we utilize The Metalworking Business Index (“MBI”).  The MBI measures the economic activity of the metalworking industry, focusing only on durable goods manufacturing. The MBI functions similarly to the PMI, where a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion.  The MBI of 43.2 showed that the industry contracted in November 2015 for the eighth month in a row and averaged 47.5 for the past twelve months.  New orders, production and employment continued to contract, although at a slower rate than the previous month. Pricing fell sharply, reaching its lowest level since May 2009.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen Week Period Ended November 28, 2015 Compared to the Thirteen Week Period Ended November 29, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 28, 2015		November 29, 2014		Change

	$	%	$	%	$	%
Net sales	$706,819	100.0%	$731,091	100.0%	$(24,272)	(3.3)%
Cost of goods sold	387,847	54.9%	400,942	54.8%	(13,095)	(3.3)%
Gross profit	318,972	45.1%	330,149	45.2%	(11,177)	(3.4)%
Operating expenses	228,584	32.3%	236,178	32.3%	(7,594)	(3.2)%
Income from operations	90,388	12.8%	93,971	12.9%	(3,583)	(3.8)%
Total other expense	(1,330)	(0.2)%	(762)	(0.1)%	(568)	74.5%
Income before provision for income taxes	89,058	12.6%	93,209	12.7%	(4,151)	(4.5)%
Provision for income taxes	34,029	4.8%	35,792	4.9%	(1,763)	(4.9)%
Net income	$55,029	7.8%	$57,417	7.9%	$(2,388)	(4.2)%

Net Sales

Net sales decreased 3.3% or approximately $24.3 million, for the thirteen week period ended November 28, 2015.  We estimate that this $24.3 million decrease in net sales is comprised of (i) approximately $24.4 million of lower sales volume, (ii) approximately $2.2 million from foreign exchange impact, partially offset by (iii) approximately $2.3 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $24.3 million decrease in net sales, sales to our Large Account Customers increased by approximately $5.4 million, offset by a decrease in our remaining business by approximately $29.7 million.

The table below shows the change in our fiscal quarterly average daily sales by total company and by customer type from the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	% of Total Business

Total Company	(3.3)%
Manufacturing Customers(1)	(4.9)%	69.0%
Non-Manufacturing Customers(1)	1.3%	31.0%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size decreased to approximately $414 for the thirteen week period ended November 28, 2015 as compared to $415 for the same period in the prior fiscal year.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 57.0% of consolidated net sales for the thirteen week period ended November 28, 2015, compared to 54.5% of consolidated net sales for the same period in the prior fiscal year.

Gross Profit

Gross profit margin was consistent at 45.1% for the thirteen week period ended November 28, 2015 as compared to 45.2% for the same period in the prior fiscal year.

Operating Expenses

Operating expenses decreased 3.2% to $228.6 million for the thirteen week period ended November 28, 2015, as compared to $236.2 million for the same period in the prior fiscal year. This decrease was primarily the result of lower sales volume related expenses, including freight expense and sales commissions, as well as cost savings initiatives implemented in the quarter.    Freight expense was approximately $29.7 million for the thirteen week period ended November 28, 2015, as compared to approximately $32.6 million for the thirteen week period ended November 29, 2014.  In addition, approximately $2.7 million of executive separation costs was included in operating expenses for the thirteen week period ended November 29, 2014.  These decreases were partially offset by increases in medical costs.

Operating expenses represented approximately 32.3% of net sales for the thirteen week period ended November 28, 2015,  which remained consistent with the thirteen week period ended November 29, 2014.

Payroll and payroll related costs increased to approximately 55.1% of total operating expenses for the thirteen week period ended November 28, 2015, as compared to approximately 51.9% for the thirteen week period ended November 29, 2014. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. Fringe benefit costs were the main driver for the increase in payroll and payroll related costs for the thirteen week period ended November 28, 2015, as compared to the same period in the prior fiscal year, resulting from increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount which resulted in an increase in the number of medical claims filed. In addition, the average cost per claim increased due to large claims and increased cost as the Company transitions from a self-insured plan to a fully insured private healthcare exchange effective January 1, 2016. These increases were partially offset by decreases in incentive compensation and sales commissions.

Income from Operations

Income from operations decreased 3.8% to $90.4 million for the thirteen week period ended November 28, 2015, as compared to $94.0 million for the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit, offset in part by the decrease in operating expenses discussed above.  Income from operations as a percentage of net sales decreased to 12.8% for the thirteen week period ended November 28, 2015, as compared to 12.9% for the same period in the prior fiscal year primarily due to a decrease in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended November 28, 2015  was 38.2%, as compared to 38.4% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen week period ended November 28, 2015, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of November 28, 2015, we held $37.9 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At November 28, 2015, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $353.7 million. At August 29, 2015, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $428.3 million.

As a distributor, our use of capital is largely for working capital to support our revenue base. Capital commitments for property, plant and equipment generally are limited to information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales. In periods when sales are decreasing, as in the first quarter of our fiscal year 2016, the working capital needs are funded primarily by cash from operations.

We believe, based on our current business plan, that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain optimal inventory and service levels to meet customer demands, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), VMI, and vending programs.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	November 28,	November 29,
	2015	2014

	(Amounts in thousands)
Net cash provided by operating activities	$122,110	$57,752
Net cash used in investing activities	$(15,575)	$(13,358)
Net cash used in financing activities	$(106,897)	$(44,744)
Effect of foreign exchange rate changes on cash and cash equivalents	$(26)	$(100)
Net decrease in cash and cash equivalents	$(388)	$(450)

Operating Activities

Net cash provided by operating activities for the thirteen week periods ended November 28, 2015 and November 29, 2014 was $122.1 million and $57.8 million, respectively. There are various increases and decreases contributing to this change. Decreases in inventories and accounts receivable as a result of decreased sales volume contributed to the majority of the increase in net cash provided by operating activities.

	November 28,	August 29,	November 29,
	2015	2015	2014

	(Dollars in thousands)
Working Capital	$628,580	$609,739	$508,904
Current Ratio	2.7	2.4	2.0

The increase in working capital and the current ratio at November 28, 2015 compared to August 29, 2015 and November 29, 2014, is primarily related to the repayments under the revolving loan facility and term loan facility in fiscal 2016, partially offset by the decreases in inventories and accounts receivable.

Investing Activities

Net cash used in investing activities for the thirteen week periods ended November 28, 2015 and November 29, 2014 was $15.6 million and $13.4 million, respectively. This increase is primarily due to capital expenditures related to our customer fulfillment centers, including the completion of an expansion at our Harrisburg facility.

Financing Activities

Net cash used in financing activities for the thirteen week periods ended November 28, 2015 and November 29, 2014 was $106.9 million and $44.7 million, respectively. The major components contributing to the use of cash for the thirteen week period ended November 28, 2015 were repayments on the Credit Facility of $111.3 million related to both the revolving loan facility and term loan facility, cash dividends paid of $26.4 million, and the repurchase of shares of Class A common stock of $5.8 million. This was partially offset by borrowings under the revolving loan facility in the amount of $35.0 million. The major components contributing to the use of cash for the thirteen week period ended November 29, 2014 were cash dividends paid of $208.8 million, and repayments on the Credit Facility of $76.3 million related to both the revolving loan facility and term loan facility. This was partially offset by borrowings under the revolving loan facility in the amount of $235.0 million.

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

During the thirteen week period ended November 28, 2015, we borrowed $35.0 million under the revolving loan facility and repaid $105.0 million of the revolving loan balance and $6.3 million of the term loan. As of November 28, 2015, there were $206.3 million and $118.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $149.3 million represents current maturities. As of August 29, 2015, there were $212.5 million and $188.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $213.0 million represents current maturities.

At November 28, 2015, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $6.0 million under the revolving loan facility and $6.3 million under the term loan facility in December 2015. The current unused balance of $288.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of November 28, 2015. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under an operating lease to the Affiliate for the thirteen weeks ended November 28, 2015 of approximately $0.6 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s new customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At November 28, 2015, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $6.8 million, of which $2.4 million remains outstanding at November 28, 2015. Refer to Note 5 in our condensed consolidated financial statements.

Operating Leases

As of November 28, 2015, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate (which requires us to provide for the payment of real estate taxes and other operating costs), as noted above. These leases are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2020.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

Recently Issued Accounting Standards

See Note 10 to the accompanying condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since August 29, 2015. Please refer to the Annual Report on Form 10-K for the fiscal year ended August 29, 2015 for a complete discussion of our exposures to market risks.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended November 28, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/30/15 - 9/29/15	—	$—	—	1,742,548
9/30/15 - 10/29/15	30,813	59.75	—	1,742,548
10/30/15 - 11/28/15	65,998	59.91	65,655	1,676,893
Total	96,811	$59.86	65,655

(1)

During the thirteen weeks ended November 28, 2015,  31,156  shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of November 28, 2015, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,676,893 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.1

Change in Control Agreement, dated September 24, 2015 between MSC Industrial Direct Co., Inc. and Rustom Jilla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015).

10.2	Summary of Non-Executive Directors’ Compensation.*
10.3	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan.*
10.4	Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 7, 2016	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 7, 2016	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Change in Control Agreement, dated September 24, 2015 between MSC Industrial Direct Co., Inc. and Rustom Jilla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015).

10.2	Summary of Non-Executive Directors’ Compensation.*
10.3	Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan.*
10.4	Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

**Furnished herewith.