Form 10-Q
period 2016-02-27
MSC INDUSTRIAL DIRECT CO INC
filed 2016-04-06
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2016
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

As of March 31, 2016,  48,077,401 shares of Class A common stock and 13,295,747 shares of Class B common stock of the registrant were outstanding.

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

•	retention of key personnel;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired;
•	risks associated with the integration of acquired businesses; and
•	disclosing our use of “conflict minerals” in certain of the products we distribute could raise reputational and other risks.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 27,	August 29,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,960	$38,267
Accounts receivable, net of allowance for doubtful accounts of $14,663 and $11,312, respectively	389,359	403,468
Inventories	464,225	506,631
Prepaid expenses and other current assets	49,372	39,067
Deferred income taxes	44,643	44,643
Total current assets	971,559	1,032,076
Property, plant and equipment, net	287,557	291,156
Goodwill	623,042	623,626
Identifiable intangibles, net	111,189	119,805
Other assets	32,105	34,543
Total assets	$2,025,452	$2,101,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$99,000	$188,000
Current maturities of long-term debt	38,465	25,515
Accounts payable	110,946	114,328
Accrued liabilities	84,167	94,494
Total current liabilities	332,578	422,337
Long-term debt, net of current maturities	190,534	214,789
Deferred income taxes and tax uncertainties	131,132	131,210
Total liabilities	654,244	768,336
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,415,806 and 56,400,070 shares issued, respectively	56	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,295,747 shares issued and outstanding	13	13
Additional paid-in capital	613,160	604,905
Retained earnings	1,283,762	1,232,381
Accumulated other comprehensive loss	(20,646)	(17,252)
Class A treasury stock, at cost, 8,338,089 and 8,037,696 shares, respectively	(505,137)	(487,233)
Total shareholders’ equity	1,371,208	1,332,870
Total liabilities and shareholders’ equity	$2,025,452	$2,101,206

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Net sales	$684,117	$706,400	$1,390,936	$1,437,491
Cost of goods sold	375,326	385,526	763,173	786,468
Gross profit	308,791	320,874	627,763	651,023
Operating expenses	228,249	235,000	456,833	471,178
Income from operations	80,542	85,874	170,930	179,845
Other (expense) income:
Interest expense	(1,295)	(2,035)	(2,851)	(2,979)
Interest income	164	435	327	440
Other income (expense), net	739	(557)	802	(380)
Total other expense	(392)	(2,157)	(1,722)	(2,919)
Income before provision for income taxes	80,150	83,717	169,208	176,926
Provision for income taxes	30,625	32,190	64,654	67,982
Net income	$49,525	$51,527	$104,554	$108,944
Per share information:
Net income per common share:
Basic	$0.81	$0.84	$1.70	$1.76
Diluted	$0.80	$0.83	$1.70	$1.75
Weighted average shares used in computing net income per common share:
Basic	61,187	61,351	61,242	61,298
Diluted	61,313	61,566	61,361	61,554
Cash dividend declared per common share	$0.43	$0.40	$0.86	$3.80

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Net income, as reported	$49,525	$51,527	$104,554	$108,944
Foreign currency translation adjustments	(2,279)	(5,449)	(3,394)	(9,397)
Comprehensive income	$47,246	$46,078	$101,160	$99,547

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Twenty-Six Weeks Ended February 27, 2016

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exercise of common stock options, including income tax deficiencies of $308	23	—	—	—	582	—	—	—	—	582
Common stock issued under associate stock purchase plan	—	—	—	—	674	—	—	(35)	1,308	1,982
Issuance of restricted common stock, net of cancellations	(7)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,999	—	—	—	—	6,999
Purchase of treasury stock	—	—	—	—	—	—	—	335	(19,212)	(19,212)
Cash dividends on Class A common stock	—	—	—	—	—	(41,514)	—	—	—	(41,514)
Cash dividends on Class B common stock	—	—	—	—	—	(11,434)	—	—	—	(11,434)
Dividend equivalent units declared	—	—	—	—	—	(225)	—	—	—	(225)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,394)	—	—	(3,394)
Net income	—	—	—	—	—	104,554	—	—	—	104,554
Balance at February 27, 2016	56,416	$56	13,296	$13	$613,160	$1,283,762	$(20,646)	8,338	$(505,137)	$1,371,208

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 27,	February 28,
	2016	2015
Cash Flows from Operating Activities:
Net income	$104,554	$108,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,381	34,445
Stock-based compensation	6,999	8,202
Loss on disposal of property, plant, and equipment	390	371
Provision for doubtful accounts	5,241	2,719
Deferred income taxes and tax uncertainties	(78)	(60)
Excess tax benefits from stock-based compensation	(267)	(3,686)
Changes in operating assets and liabilities:
Accounts receivable	7,581	(28,222)
Inventories	41,153	(58,055)
Prepaid expenses and other current assets	(10,362)	(11,424)
Other assets	653	2,140
Accounts payable and accrued liabilities	(8,265)	(7,767)
Total adjustments	78,426	(61,337)
Net cash provided by operating activities	182,980	47,607
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(26,781)	(25,145)
Net cash used in investing activities	(26,781)	(25,145)
Cash Flows from Financing Activities:
Purchases of treasury stock	(19,212)	(26,298)
Payments of regular cash dividends	(52,948)	(49,468)
Payment of special cash dividend	—	(185,403)
Payments on capital lease and financing obligations	(367)	(1,322)
Excess tax benefits from stock-based compensation	267	3,686
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,982	2,326
Proceeds from exercise of Class A common stock options	890	8,440
Borrowings under financing obligations	453	530
Borrowings under Credit Facility	66,000	298,000
Payment of borrowings under Credit Facility	(167,500)	(92,500)
Net cash used in financing activities	(170,435)	(42,009)
Effect of foreign exchange rate changes on cash and cash equivalents	(71)	(182)
Net decrease in cash and cash equivalents	(14,307)	(19,729)
Cash and cash equivalents—beginning of period	38,267	47,154
Cash and cash equivalents—end of period	$23,960	$27,425
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$70,511	$68,036
Cash paid for interest	$2,747	$2,336

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six week periods ended February 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 3, 2016. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and twenty-six weeks ended February 27, 2016 and February 28, 2015, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015

Net income as reported	$49,525	$51,527	$104,554	$108,944
Less: Distributed net income available to participating securities	(80)	(115)	(169)	(1,348)
Less: Undistributed net income available to participating securities	(106)	(182)	(266)	—
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$49,339	$51,230	$104,119	$107,596
Add: Undistributed net income allocated to participating securities	106	182	266	—
Less: Undistributed net income reallocated to participating securities	(106)	(182)	(265)	—

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$49,339	$51,230	$104,120	$107,596

Denominator:
Weighted average shares outstanding for basic net income per share	61,187	61,351	61,242	61,298
Effect of dilutive securities	126	215	119	256

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Weighted average shares outstanding for diluted net income per share	61,313	61,566	61,361	61,554

Net income per share Two-class method:
Basic	$0.81	$0.84	$1.70	$1.76
Diluted	$0.80	$0.83	$1.70	$1.75

Antidilutive stock options of 1,025 were not included in the computation of diluted earnings per share for the thirteen and twenty-six week period ended February 27, 2016, respectively. Antidilutive stock options of 748 were not included in the computation of diluted earnings per share for the thirteen and twenty-six week period ended February 28, 2015.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). The stock‑based compensation expense related to the stock option plans and the Associate Stock Purchase Plan included in operating expenses was $1,132 and $1,116 for the thirteen week periods ended February 27, 2016 and February 28, 2015, respectively, and $2,388 and $2,848, respectively, for the twenty-six week periods ended February 27, 2016 and February 28, 2015. Tax benefits related to these expenses for the thirteen week periods ended February 27, 2016 and February 28, 2015 were $405 and $388, respectively, and for the twenty-six week periods ended February 27, 2016 and February 28, 2015 were $856 and $1,015, respectively.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	February 27,	February 28,
	2016	2015
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	1.09%
Expected volatility	21.82%	24.49%
Expected dividend yield	2.40%	1.70%
Weighted-average grant-date fair value	$8.03	$14.06

A summary of the Company’s stock option activity for the twenty-six week period ended February 27, 2016 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2015	1,274	$73.10
Granted	586	58.90
Exercised	(23)	43.74
Canceled/Forfeited	(56)	75.87
Outstanding on February 27, 2016	1,781	$68.72	4.9	$10,460
Exercisable on February 27, 2016	732	$68.73	3.3	$3,859

The unrecognized share‑based compensation cost related to stock option expense at February 27, 2016 was $9,296 and will be recognized over a weighted average period of 3.0 years. The total intrinsic value of options exercised, which

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six week periods ended February 27, 2016 and February 28, 2015 was $481 and $2,330, respectively.

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six week period ended February 27, 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 29, 2015	391	$75.39
Granted	1	62.31
Vested	(108)	67.22
Canceled/Forfeited	(8)	78.03
Non-vested restricted share awards at February 27, 2016	276	$78.47

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested.  Stock‑based compensation expense recognized for the RSAs was $1,473 and $1,762 for the thirteen week periods ended February 27, 2016 and February 28, 2015, respectively, and $3,199 and $4,529 for the twenty-six week periods ended February 27, 2016 and February 28, 2015, respectively. The unrecognized compensation cost related to RSAs at February 27, 2016 was $12,262 and will be recognized over a weighted average period of 2.7 years.

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the twenty-six week period ended February 27, 2016 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 29, 2015	62	$55.09
Granted	207	58.83
Vested	(1)	58.87
Canceled/Forfeited	(3)	58.81
Non-vested restricted stock unit awards at February 27, 2016	265	$57.95

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. Stock‑based compensation expense recognized for the RSUs was $773 and $285 for the thirteen week periods ended February 27, 2016 and February 28, 2015, respectively, and $1,412 and $825 for the twenty-six week periods ended February 27, 2016 and February 28, 2015, respectively. The unrecognized compensation cost related to the RSUs at February 27, 2016 was $10,268 and is expected to be recognized over a weighted average period of 3.6 years.

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

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,023 at both February 27, 2016 and August 29, 2015)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the twenty-six week period ended February 27, 2016. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at February 27, 2016 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of February 27, 2016 and August 29, 2015 due to the short-term maturity of these items.

During the twenty-six weeks ended February 27, 2016 and February 28, 2015, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at February 27, 2016 and August 29, 2015 consisted of the following:

	February 27,	August 29,
	2016	2015

	(Dollars in thousands)
Credit Facility:
Revolving credit note	$99,000	$188,000
Term loan	200,000	212,500
Capital lease and financing obligations	28,999	27,804
Total debt	$327,999	$428,304
Less: current portion of Credit Facility	(136,500)	(213,000)
Less: current portion of capital lease and financing obligations	(965)	(515)
Long-term debt	$190,534	$214,789

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at February 27, 2016 was 1.43% which represents LIBOR plus 1.00%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the twenty-six week period ended February 27, 2016, the Company borrowed $66,000 under the revolving loan facility and repaid $155,000 and $12,500 of the revolving loan facility and the term loan facility, respectively. At February 27, 2016 and August 29, 2015, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At February 27, 2016 and August 29, 2015, the capital lease obligation was approximately $27,023.    Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center in the amount of $27,023 at both February 27, 2016 and August 29, 2015.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six week period ended February 27, 2016, the Company entered into a capital lease and

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

various financing obligations for certain information technology equipment totaling $1,321 and $453, respectively.   During the fiscal year ended August 29, 2015, the Company entered into various financing obligations for certain information technology equipment totaling $530. The gross amount of property and equipment acquired under these capital leases and financing agreements at February 27, 2016 and August 29, 2015 was approximately $30,227 and $32,535 respectively. Related accumulated amortization totaled $2,152 and $4,815 as of February 27, 2016 and August 29, 2015, respectively.

Note 6. Shareholders’ Equity

The Company paid regular cash dividends of $0.86 per common share totaling $52,948 for the twenty-six weeks ended February 27, 2016. For the twenty-six weeks ended February 28, 2015, the Company paid cash dividends of $234,871 which consisted of a special cash dividend of $3.00 per common share and regular cash dividends of $0.80 per common share totaling $185,403 and $49,468, respectively.  On March 31, 2016, the Board of Directors declared a quarterly cash dividend of $0.43 per share payable on April 26, 2016 to shareholders of record at the close of business on April 12, 2016. The dividend will result in a payout of approximately $26,390, based on the number of shares outstanding at March 31, 2016.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the twenty-six week period ended February 27, 2016, the Company repurchased 335 shares of its Class A common stock for $19,212, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 36 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of February 27, 2016, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,444 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six week periods ended February 27, 2016 and February 28, 2015 was minimal.

Note 8. Income Taxes

During the twenty-six week period ended February 27, 2016, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Share-based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of the pronouncement may have

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

on its financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. ASU 2016-02 requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018.  The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. We are currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted. The Company does not expect adoption of ASU 2015-17 to have a material impact on its financial position, results of operations or cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No.  2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted. The Company does not expect adoption of ASU 2015-11 to have a material impact on its financial position, results of operations or cash flows.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2019 first quarter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has neither selected a transition method, nor determined the impact that the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

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

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,075,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 95 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,316 at February 27, 2016,  compared to 2,350 at August 29, 2015 and 2,353 at February 28, 2015.  Beginning in fiscal 2016, we have adjusted this headcount metric to include both field sales associates and service personnel. We believe this better reflects our company as a sales and service organization given our increased concentration in inventory management solutions, including Vendor Managed Inventory (“VMI”) systems and vending machine systems. Prior year amounts have been restated to conform to the fiscal 2016 presentation. We will continue to manage our sales and service headcount based on economic conditions and our selected mix of growth investments.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 69% of our revenues came from sales in the manufacturing sector during the first two quarters of our fiscal year 2016, including certain national account customers.  The Institute for Supply Management’s Purchasing Manager's Index (“PMI”), which measures the economic activity of the U.S. manufacturing sector, is important to our planning because it historically has been an indicator of our manufacturing customers’ activity. In addition to the PMI, we utilize The Metalworking Business Index (“MBI”). The MBI measures the economic activity of the metalworking industry, focusing only on durable goods manufacturing. For both indices, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. These indices have indicated contraction over the past several months correlating with the overall downturn in the industrial economy as follows:

Period	PMI	MBI
December	48.0	44.0
January	48.2	44.4
February	49.5	46.3

Fiscal 2016 YTD average	48.9	44.2
12 month average	50.5	45.9

The PMI and MBI evidenced a contracting manufacturing sector environment over the past fiscal quarter, although at a slower rate. Details released with the March 2016 PMI of 51.8% indicate expansion in manufacturing for the first time since August 2015, including growth in new orders, production, and pricing.  The March 2016 MBI of 49.7 evidenced a contracting manufacturing sector environment at a slower rate in relation to the past fiscal quarter.  New orders, production, and pricing changed from contracting to growing during the month.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen Week Period Ended February 27, 2016 Compared to the Thirteen Week Period Ended February 28, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	February 27, 2016		February 28, 2015		Change

	$	%	$	%	$	%
Net sales	$684,117	100.0%	$706,400	100.0%	$(22,283)	(3.2)%
Cost of goods sold	375,326	54.9%	385,526	54.6%	(10,200)	(2.6)%
Gross profit	308,791	45.1%	320,874	45.4%	(12,083)	(3.8)%
Operating expenses	228,249	33.4%	235,000	33.3%	(6,751)	(2.9)%
Income from operations	80,542	11.8%	85,874	12.2%	(5,332)	(6.2)%
Total other expense	(392)	(0.1)%	(2,157)	(0.3)%	1,765	(81.8)%
Income before provision for income taxes	80,150	11.7%	83,717	11.9%	(3,567)	(4.3)%
Provision for income taxes	30,625	4.5%	32,190	4.6%	(1,565)	(4.9)%
Net income	$49,525	7.2%	$51,527	7.3%	$(2,002)	(3.9)%

Net Sales

Net sales decreased 3.2% or approximately $22.3 million, for the thirteen week period ended February 27, 2016.   We estimate that this $22.3 million decrease in net sales is comprised of (i) approximately $18.5 million of lower sales volume, (ii) approximately $1.9 million from foreign exchange impact, and (iii) approximately $1.9 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $22.3 million decrease in net sales, sales to our Large Account Customers increased by approximately $3.4 million, offset by a decrease in our remaining business by approximately $25.7 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen week period ended February 27, 2016 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Thirteen Week Period Ended Fiscal Q2	% of Total Business

Total Company	(3.2)%
Manufacturing Customers(1)	(5.6)%	68%
Non-Manufacturing Customers(1)	2.6%	32%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size increased to approximately $409 for the thirteen week period ended February 27, 2016 as compared to $407 for the same period in the prior fiscal year.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented 57.8% of consolidated net sales for the thirteen week period ended February 27, 2016, compared to 55.4% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC Websites, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.1% for the thirteen week period ended February 27, 2016 as compared to 45.4% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix.

Operating Expenses

Operating expenses decreased 2.9% to $228.2 million for the thirteen week period ended February 27, 2016, as compared to $235.0 million for the same period in the prior fiscal year. This decrease was primarily the result of cost savings initiatives implemented during the second half of fiscal 2015 and fiscal 2016, including freight expense, lower variable payroll costs, as well as the ongoing monitoring of discretionary spending.  Freight expense was approximately $27.5 million for the thirteen week period ended February 27, 2016, as compared to approximately $30.7 million for the thirteen week period ended February 28, 2015.  These decreases were partially offset by increases in medical costs and the incentive compensation accrual.

Operating expenses were 33.4% of net sales for the thirteen week periods ended February 27, 2016 compared to 33.3% of net sales for the same period in the prior fiscal year.

Payroll and payroll related costs increased to approximately 56.7% of total operating expenses for the thirteen week period ended February 27, 2016, as compared to approximately 54.0% for the thirteen week period ended February 28, 2015. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. Increases in fringe benefit costs and the incentive compensation accrual were the main drivers for the increase in payroll and payroll related costs for the thirteen week period ended February 27, 2016, as compared to the same period in the prior fiscal year.   Effective January 1, 2016, the Company transitioned from a self-insured plan to a fully insured private healthcare exchange. As a result of associates anticipating this transition, the Company experienced increased medical costs in December 2015. The incentive compensation accrual increased as the fiscal 2016 bonus payout is expected to be made at higher levels than fiscal 2015. These increases were partially offset by lower variable payroll costs, including sales salaries and commissions.

Income from Operations

Income from operations decreased 6.2% to $80.5 million for the thirteen week period ended February 27, 2016, as compared to $85.9 million for the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit, offset in part by the decrease in operating expenses discussed above.  Income from operations as a percentage of net sales decreased to 11.8% for the thirteen week period ended February 27, 2016, as compared to 12.2% for the same period in the prior fiscal year primarily due to a decrease in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended February 27, 2016  was 38.2%, as compared to 38.5% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen week period ended February 27, 2016, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six Week Period Ended February 27, 2016 Compared to the Twenty-Six Week Period Ended February 28, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	February 27, 2016		February 28, 2015		Change

	$	%	$	%	$	%
Net sales	$1,390,936	100.0%	$1,437,491	100.0%	$(46,555)	(3.2)%
Cost of goods sold	763,173	54.9%	786,468	54.7%	(23,295)	(3.0)%
Gross profit	627,763	45.1%	651,023	45.3%	(23,260)	(3.6)%
Operating expenses	456,833	32.8%	471,178	32.8%	(14,345)	(3.0)%
Income from operations	170,930	12.3%	179,845	12.5%	(8,915)	(5.0)%
Total other expense	(1,722)	(0.1)%	(2,919)	(0.2)%	1,197	(41.0)%
Income before provision for income taxes	169,208	12.2%	176,926	12.3%	(7,718)	(4.4)%
Provision for income taxes	64,654	4.6%	67,982	4.7%	(3,328)	(4.9)%
Net income	$104,554	7.5%	$108,944	7.6%	$(4,390)	(4.0)%

Net Sales

Net sales decreased 3.2% or approximately $46.6 million, for the twenty-six week period ended February 27, 2016. We estimate that this $46.6 million decrease in net sales is comprised of (i) approximately $43.0 million of lower sales volume, (ii) approximately $4.1 million from foreign exchange impact, partially offset by (iii) approximately $0.5 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $46.6 million decrease in net sales, sales to our Large Account Customers increased by approximately $9.4 million, offset by a decrease in our remaining business by approximately $56.0 million.

The table below shows the change in our average daily sales by total company and by customer type for the twenty-six week period ended February 27, 2016 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Twenty-Six Week Period Ended Fiscal Q2	% of Total Business

Total Company	(3.2)%
Manufacturing Customers(1)	(5.2)%	69%
Non-Manufacturing Customers(1)	1.9%	31%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size increased to approximately $413 for the  twenty-six week period ended February 27, 2016 as compared to $410 for the same period in the prior fiscal year.

Sales made through our eCommerce platforms represented 57.4% of consolidated net sales for the twenty-six week period ended February 27, 2016, compared to 54.9% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC Websites, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.1% for the twenty-six week period ended February 27, 2016 as compared to 45.3% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix.

Operating Expenses

Operating expenses decreased 3.0% to $456.8 million for the twenty-six week period ended February 27, 2016, as compared to $471.2 million for the same period in the prior fiscal year. This decrease was primarily the result of cost savings initiatives implemented during the second half of fiscal 2015 and fiscal 2016, including freight expense, lower variable payroll costs, as well as the ongoing monitoring of discretionary spending.  Freight expense was approximately $57.2 million for the twenty-six week period ended February 27, 2016, as compared to approximately $63.3 million for the twenty-six week period ended February 28, 2015.  These decreases were partially offset by increases in medical costs, the incentive compensation accrual, and the provision for doubtful accounts.

Operating expenses were 32.8% of net sales for both twenty-six week periods ended February 27, 2016 and February 28, 2015.

Payroll and payroll related costs increased to approximately 55.9% of total operating expenses for the twenty-six week period ended February 27, 2016, as compared to approximately 52.9% for the twenty-six week period ended February 28, 2015. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Increases in fringe benefit costs and the incentive compensation accrual were the main drivers for the increase in payroll and payroll related costs for the twenty-six week period ended February 27, 2016, as compared to the same period in the prior fiscal year.   Effective January 1, 2016, the Company transitioned from a self-insured plan to a fully insured private healthcare exchange. As a result of associates anticipating this transition, the Company experienced increased medical costs in December 2015.    The incentive compensation accrual increased as the fiscal 2016 bonus payout is expected to be made at higher levels than fiscal 2015. These increases were partially offset by lower variable payroll costs, including sales salaries and commissions.

Income from Operations

Income from operations decreased 5.0% to $170.9 million for the twenty-six week period ended February 27, 2016, as compared to $179.8 million for the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit, offset in part by the decrease in operating expenses discussed above. Income from operations as a percentage of net sales decreased to 12.3% for the twenty-six week period ended February 27, 2016, as compared to 12.5% for the same period in the prior fiscal year primarily due to a decrease in gross profit margin as discussed above.

Provision for Income Taxes

The effective tax rate for the twenty-six week period ended February 27, 2016 was 38.2%, as compared to 38.4% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the twenty-six week period ended February 27, 2016, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of February 27, 2016, we held $24.0 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At February 27, 2016, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $328.0 million. At August 29, 2015, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $428.3 million.

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

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	February 27,	February 28,
	2016	2015

	(Amounts in thousands)
Net cash provided by operating activities	$182,980	$47,607
Net cash used in investing activities	$(26,781)	$(25,145)
Net cash used in financing activities	$(170,435)	$(42,009)
Effect of foreign exchange rate changes on cash and cash equivalents	$(71)	$(182)
Net decrease in cash and cash equivalents	$(14,307)	$(19,729)

Operating Activities

Net cash provided by operating activities for the twenty-six week periods ended February 27, 2016 and February 28, 2015 was $183.0 million and $47.6 million, respectively. There are various increases and decreases contributing to this change. Decreases in inventories and accounts receivable as a result of decreased sales volume contributed to the majority of the increase in net cash provided by operating activities.

The table below provides the Company’s working capital and current ratio:

	February 27,	August 29,	February 28,
	2016	2015	2015

	(Dollars in thousands)
Working Capital	$638,981	$609,739	$520,630
Current Ratio	2.9	2.4	2.0

The increase in working capital and the current ratio at February 27, 2016 compared to August 29, 2015 and February 28, 2015, is primarily related to the repayments under the revolving loan facility in fiscal 2016, partially offset by the decreases in inventories and accounts receivable.

Investing Activities

Net cash used in investing activities for the twenty-six week periods ended February 27, 2016 and February 28, 2015 was $26.8 million and $25.1 million, respectively. This increase is primarily due to capital expenditures related to our customer fulfillment centers, including the completion of an expansion at our Harrisburg, PA facility.

Financing Activities

Net cash used in financing activities for the twenty-six week periods ended February 27, 2016 and February 28, 2015 was $170.4 million and $42.0 million, respectively. The major components contributing to the use of cash for the twenty-six week period ended February 27, 2016 were repayments on the Credit Facility of $167.5 million related to both the revolving loan facility and term loan facility, cash dividends paid of $52.9 million, and the repurchase of shares of Class A common stock of $19.2 million. This was partially offset by borrowings under the revolving loan facility in the amount of $66.0 million. The major components contributing to the use of cash for the twenty-six week period ended February 28, 2015 were cash dividends paid of $234.9 million, and repayments on the Credit Facility of $92.5 million related to both the revolving loan facility and term loan facility. This was partially offset by borrowings under the revolving loan facility in the amount of $298.0 million.

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

During the twenty-six week period ended February 27, 2016, we borrowed $66.0 million under the revolving loan facility and repaid $155.0 million of the revolving loan balance and $12.5 million of the term loan. As of February 27, 2016, there were $200.0 million and $99.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $136.5 million represents current maturities. As of August 29, 2015, there were $212.5 million and $188.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $213.0 million represents current maturities.

At February 27, 2016, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $45.0 million under the revolving loan facility and $6.3 million under the term loan facility in March 2016. The current unused balance of $346.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Related Party Transactions

We are affiliated with one real estate entity (the “Affiliate”), which leased property to us as of February 27, 2016. The Affiliate is owned by our principal shareholders (Mitchell Jacobson, our Chairman, and his sister, Marjorie Gershwind Fiverson, and by their family related trusts). We paid rent under an operating lease to the Affiliate for the twenty-six weeks ended February 27, 2016 of approximately $1.2 million, in connection with our occupancy of our Atlanta Customer Fulfillment Center.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease in accordance with ASC Topic 840. At February 27, 2016, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $3.5 million, of which $2.0 million remains outstanding at February 27, 2016. Refer to Note 5 in our condensed consolidated financial statements.

Operating Leases

As of February 27, 2016, certain of our operations are conducted on leased premises, of which one location is leased from an Affiliate (which requires us to provide for the payment of real estate taxes and other operating costs), as noted above. These leases are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2020.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended February 27, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/29/15 - 12/28/15	62,918	$54.93	61,338	1,615,555
12/29/15 - 1/28/16	174,630	57.51	171,521	1,444,034
1/29/16 - 2/27/16	482	68.57	—	1,444,034
Total	238,030	$56.84	232,859

(1)

During the thirteen weeks ended February 27, 2016,  5,171  shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of February 27, 2016, the maximum number of shares that may yet be repurchased under the Repurchase Plan was  1,444,034 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.1	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Gregory Polli.*
10.2	Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and Steven Baruch.*
10.3	Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and David Wright.*
10.4	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 6, 2016	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 6, 2016	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Gregory Polli.*
10.2	Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and Steven Baruch.*
10.3	Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and David Wright.*
10.4	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

**Furnished herewith.