Form 10-Q
period 2016-05-28
MSC INDUSTRIAL DIRECT CO INC
filed 2016-07-06
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2016
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

As of June 30, 2016,  48,374,634 shares of Class A common stock and 13,085,282 shares of Class B common stock of the registrant were outstanding.

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

•	retention of key personnel;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired; and
•	risks associated with the integration of acquired businesses.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 28,	August 29,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,328	$38,267
Accounts receivable, net of allowance for doubtful accounts of $12,410 and $11,312, respectively	395,464	403,468
Inventories	462,141	506,631
Prepaid expenses and other current assets	39,387	39,067
Deferred income taxes	44,643	44,643
Total current assets	973,963	1,032,076
Property, plant and equipment, net	286,251	291,156
Goodwill	624,001	623,626
Identifiable intangibles, net	107,424	119,805
Other assets	31,500	34,543
Total assets	$2,023,139	$2,101,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$40,000	$188,000
Current maturities of long-term debt	44,635	25,515
Accounts payable	113,109	114,328
Accrued liabilities	95,773	94,494
Total current liabilities	293,517	422,337
Long-term debt, net of current maturities	177,875	214,789
Deferred income taxes and tax uncertainties	131,132	131,210
Total liabilities	602,524	768,336
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 56,701,173 and 56,400,070 shares issued, respectively	57	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 13,085,282 and 13,295,747 shares issued and outstanding, respectively	13	13
Additional paid-in capital	621,377	604,905
Retained earnings	1,322,057	1,232,381
Accumulated other comprehensive loss	(18,090)	(17,252)
Class A treasury stock, at cost, 8,325,473 and 8,037,696 shares, respectively	(504,799)	(487,233)
Total shareholders’ equity	1,420,615	1,332,870
Total liabilities and shareholders’ equity	$2,023,139	$2,101,206

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Net sales	$727,495	$745,483	$2,118,431	$2,182,974
Cost of goods sold	400,467	407,066	1,163,640	1,193,534
Gross profit	327,028	338,417	954,791	989,440
Operating expenses	221,244	234,173	678,077	705,351
Income from operations	105,784	104,244	276,714	284,089
Other (expense) income:
Interest expense	(1,204)	(1,807)	(4,055)	(4,786)
Interest income	164	166	491	606
Other income (expense), net	110	10	912	(370)
Total other expense	(930)	(1,631)	(2,652)	(4,550)
Income before provision for income taxes	104,854	102,613	274,062	279,539
Provision for income taxes	40,038	39,271	104,692	107,253
Net income	$64,816	$63,342	$169,370	$172,286
Per share information:
Net income per common share:
Basic	$1.06	$1.03	$2.76	$2.79
Diluted	$1.05	$1.03	$2.75	$2.78
Weighted average shares used in computing net income per common share:
Basic	61,133	61,287	61,206	61,294
Diluted	61,369	61,424	61,364	61,510
Cash dividend declared per common share	$0.43	$0.40	$1.29	$4.20

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Net income, as reported	$64,816	$63,342	$169,370	$172,286
Foreign currency translation adjustments	2,556	59	(838)	(9,338)
Comprehensive income	$67,372	$63,401	$168,532	$162,948

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirty-Nine Weeks Ended May 28, 2016

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exchange of Class B common stock for Class A common stock	211	—	(211)	—	—	—	—	—	—	—
Exercise of common stock options	99	1	—	—	5,080	—	—	—	—	5,081
Common stock issued under associate stock purchase plan	—	—	—	—	1,090	—	—	(48)	1,806	2,896
Issuance of restricted common stock, net of cancellations	(9)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,302	—	—	—	—	10,302
Purchase of treasury stock	—	—	—	—	—	—	—	335	(19,372)	(19,372)
Cash dividends on Class A common stock	—	—	—	—	—	(62,199)	—	—	—	(62,199)
Cash dividends on Class B common stock	—	—	—	—	—	(17,152)	—	—	—	(17,152)
Dividend equivalent units declared	—	—	—	—	—	(343)	—	—	—	(343)
Foreign currency translation adjustment	—	—	—	—	—	—	(838)	—	—	(838)
Net income	—	—	—	—	—	169,370	—	—	—	169,370
Balance at May 28, 2016	56,701	$57	13,085	$13	$621,377	$1,322,057	$(18,090)	8,325	$(504,799)	$1,420,615

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 28,	May 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$169,370	$172,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,343	52,095
Stock-based compensation	10,302	11,299
Loss on disposal of property, plant, and equipment	539	665
Provision for doubtful accounts	5,496	4,305
Deferred income taxes and tax uncertainties	(78)	(88)
Excess tax benefits from stock-based compensation	(630)	(3,770)
Changes in operating assets and liabilities:
Accounts receivable	1,990	(29,547)
Inventories	44,032	(62,832)
Prepaid expenses and other current assets	(348)	967
Other assets	2,892	3,356
Accounts payable and accrued liabilities	(1,086)	14,237
Total adjustments	116,452	(9,313)
Net cash provided by operating activities	285,822	162,973
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(34,714)	(38,176)
Net cash used in investing activities	(34,714)	(38,176)
Cash Flows from Financing Activities:
Purchases of treasury stock	(19,372)	(26,411)
Payments of regular cash dividends	(79,351)	(74,143)
Payment of special cash dividend	—	(185,403)
Payments on capital lease and financing obligations	(600)	(1,574)
Excess tax benefits from stock-based compensation	630	3,770
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,896	3,271
Proceeds from exercise of Class A common stock options	5,081	8,848
Borrowings under financing obligations	453	530
Borrowings under Credit Facility	88,000	306,000
Payment of borrowings under Credit Facility	(254,750)	(181,750)
Net cash used in financing activities	(257,013)	(146,862)
Effect of foreign exchange rate changes on cash and cash equivalents	(34)	(226)
Net decrease in cash and cash equivalents	(5,939)	(22,291)
Cash and cash equivalents—beginning of period	38,267	47,154
Cash and cash equivalents—end of period	$32,328	$24,863
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$101,178	$88,553
Cash paid for interest	$3,878	$4,190

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended May 28, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 3, 2016. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and thirty-nine weeks ended May 28, 2016 and May 30, 2015, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015

Net income as reported	$64,816	$63,342	$169,370	$172,286
Less: Distributed net income available to participating securities	(81)	(101)	(251)	(1,439)
Less: Undistributed net income available to participating securities	(170)	(258)	(442)	—
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$64,565	$62,983	$168,677	$170,847
Add: Undistributed net income allocated to participating securities	170	258	442	—
Less: Undistributed net income reallocated to participating securities	(170)	(257)	(441)	—

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$64,565	$62,984	$168,678	$170,847

Denominator:
Weighted average shares outstanding for basic net income per share	61,133	61,287	61,206	61,294
Effect of dilutive securities	236	137	158	216

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Weighted average shares outstanding for diluted net income per share	61,369	61,424	61,364	61,510

Net income per share Two-class method:
Basic	$1.06	$1.03	$2.76	$2.79
Diluted	$1.05	$1.03	$2.75	$2.78

Antidilutive stock options of 639 and 1,009 were not included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 28, 2016. Antidilutive stock options of 741 and 736 were not included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 30, 2015.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen and thirty-nine week periods ended May 28, 2016 and May 30, 2015 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Stock options(1)	$1,044	$1,029	$3,296	$3,699
Restricted share awards	1,420	1,852	4,619	6,381
Restricted stock units	785	142	2,197	967
Associate Stock Purchase Plan	54	74	190	252
Total stock-based compensation	$3,303	$3,097	$10,302	$11,299

(1)

Tax benefits related to these expenses for the thirteen week periods ended May 28, 2016 and May 30, 2015 were $396 and $391, respectively, and for the thirty-nine week periods ended May 28, 2016 and May 30, 2015 were $1,252 and $1,406, respectively.

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	May 28,	May 30,
	2016	2015
Expected life (in years)	3.9	3.9
Risk-free interest rate	1.09%	1.09%
Expected volatility	21.82%	24.49%
Expected dividend yield	2.40%	1.70%
Weighted-average grant-date fair value	$8.03	$14.06

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the Company’s stock option activity for the thirty-nine week period ended May 28, 2016 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2015	1,274	$73.10
Granted	586	58.90
Exercised	(99)	51.25
Canceled/Forfeited	(56)	75.87
Outstanding on May 28, 2016	1,705	$69.40	4.7	$14,405
Exercisable on May 28, 2016	672	$70.48	3.2	$4,799

The unrecognized share‑based compensation cost related to stock option expense at May 28, 2016 was $8,285 and will be recognized over a weighted average period of 2.7 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended May 28, 2016 and May 30, 2015 was $2,164 and $2,466, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine week period ended May 28, 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at August 29, 2015	391	$75.39
Granted	1	62.31
Vested	(110)	67.34
Canceled/Forfeited	(10)	78.25
Non-vested restricted share awards at May 28, 2016	272	$78.47

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested.  The unrecognized compensation cost related to RSAs at May 28, 2016 was $10,845 and will be recognized over a weighted average period of 2.5 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirty-nine  week period ended May 28, 2016 is as follows:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at August 29, 2015	62	$55.09
Granted	207	58.83
Vested	(2)	58.89
Canceled/Forfeited	(4)	58.78
Non-vested restricted stock unit awards at May 28, 2016	263	$57.94

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at May 28, 2016 was $9,503 and is expected to be recognized over a weighted average period of 3.3 years.

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

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,023 outstanding at both May 28, 2016 and August 29, 2015)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirty-nine week period ended May 28, 2016. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at May 28, 2016 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

instruments is a reasonable estimate of fair value as of May 28, 2016 and August 29, 2015 due to the short-term maturity of these items.

During the thirty-nine weeks ended May 28, 2016 and May 30, 2015, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at May 28, 2016 and August 29, 2015 consisted of the following:

	May 28,	August 29,
	2016	2015

	(Dollars in thousands)
Credit Facility:
Revolving credit note	$40,000	$188,000
Term loan	193,750	212,500
Capital lease and financing obligations	28,760	27,804
Total debt	$262,510	$428,304
Less: current portion of Credit Facility	(83,750)	(213,000)
Less: current portion of capital lease and financing obligations	(885)	(515)
Long-term debt	$177,875	$214,789

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at May 28, 2016 was 1.45% which represents LIBOR plus 1.00%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

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

During the thirty-nine week period ended May 28, 2016, the Company borrowed $88,000 under the revolving loan facility and repaid $236,000 and $18,750 of the revolving loan facility and the term loan facility, respectively. At May 28, 2016 and August 29, 2015, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At May 28, 2016 and August 29, 2015, the capital lease obligation was approximately $27,023.    Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center in the amount of $27,023 outstanding at both May 28, 2016 and August 29, 2015.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the thirty-nine week period ended May 28, 2016, the Company entered into a capital lease and various financing obligations for certain information technology equipment totaling $1,321 and $453, respectively.   During the fiscal year ended August 29, 2015, the Company entered into various financing obligations for certain information technology equipment totaling $530. The gross amount of property and equipment acquired under these capital leases and financing agreements at May 28, 2016 and August 29, 2015 was approximately $30,423 and $32,535 respectively. Related accumulated amortization totaled $2,591 and $4,815 as of May 28, 2016 and August 29, 2015, respectively.

Note 6. Shareholders’ Equity

The Company paid regular cash dividends of  $1.29 per common share totaling $79,351 for the thirty-nine weeks ended May 28, 2016. For the thirty-nine weeks ended May 30, 2015, the Company paid cash dividends of $259,546 which consisted of a special cash dividend of $3.00 per common share and regular cash dividends of $1.20 per common share totaling $185,403 and $74,143, respectively. On June 23, 2016, the Board of Directors declared a quarterly cash dividend of $0.43 per share payable on July 26, 2016  to shareholders of record at the close of business on July 12, 2016. The dividend will result in a payout of approximately $26,428, based on the number of shares outstanding at June 30, 2016.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirty-nine week period ended May 28, 2016, the Company repurchased 335 shares of its Class A common stock for $19,372, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Approximately 37 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of May 28, 2016, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,444 shares.

On July 6, 2016, the Company announced its plans to commence a tender offer to purchase for cash up to  $300,000 in value of shares of its Class A common stock through a modified “Dutch auction” tender offer at a price per share of not less than $66.00 and not greater than $72.50 (the “Proposed Tender Offer”).  The tender offer is expected to commence on or about July 7, 2016 and will remain open for at least 20 business days.  In addition, the Company has entered into a stock purchase agreement with the holders of the Company’s Class B common stock (the “Class B Holders”) to purchase (the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

“Stock Purchase”) from the Class B Holders a pro rata number of shares at the price per share to be paid by the Company in the Proposed Tender Offer, such that the Class B Holders’ percentage ownership and voting power in the Company would remain substantially the same as prior to the Proposed Tender Offer.  The Class B Holders also have agreed not to participate in the Proposed Tender Offer.  The Company expects that it would finance the purchases in the Proposed Tender Offer and Stock Purchase with proceeds from the sale of $175,000 in principal amount of unsecured Senior Notes (the “Notes”) to be issued to New York Life Insurance Company and one or more of its affiliates and borrowings under the Credit Facility.  The Proposed Tender Offer would be contingent upon, among other customary items, the successful closing of the sale of the Notes.  Shares of the Company’s common stock that would be purchased pursuant to the Tender Offer and the Stock Purchase would not reduce the number of shares that may be repurchased under the Repurchase Plan.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine week periods ended May 28, 2016 and May 30, 2015 was minimal.

Note 8. Income Taxes

During the thirty-nine week period ended May 28, 2016, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Share-based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. ASU 2016-02 requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018.  The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating this standard to determine the impact of adoption on our consolidated financial statements.

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

Note 11. Subsequent Events

On July 1, 2016, the Company’s subsidiary, Sid Tool Co., Inc. (“Sid Tool”) entered into an agreement with Mitchmar Atlanta Properties, Inc. (“Mitchmar”) to purchase our Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated for a purchase price of $33,650.  Sid Tool has leased the Atlanta CFC from Mitchmar since 1989.  Mitchmar is owned by Mitchell Jacobson, the Company’s Chairman, and his sister, Marjorie Gershwind Fiverson, and two family related trusts, and the beneficiaries of one of such trusts include the children of Erik Gershwind, the Company’s Chief Executive Officer.  The transaction is expected to close in August 2016.

On July 6, 2016, the Company announced its plans to commence the Proposed Tender Offer.  The tender offer is expected to commence on or about July 7, 2016 and will remain open for at least 20 business days.  In addition, the Company has entered into a stock purchase agreement with the Class B Holders to purchase from the Class B Holders a pro rata number of shares at the price per share to be paid by the Company in the Proposed Tender Offer, such that the Class B Holders’ percentage ownership and voting power in the Company would remain substantially the same as prior to the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Proposed Tender Offer.  The Class B Holders also have agreed not to participate in the Proposed Tender Offer.  The Company expects that it would finance the purchases in the Proposed Tender Offer and Stock Purchase with proceeds from the sale of $175,000 in principal amount of Notes to be issued to New York Life Insurance Company and one or more of its affiliates and borrowings under the Credit Facility.  The Proposed Tender Offer would be contingent upon, among other customary items, the successful closing of the sale of the Notes.  Shares of the Company’s common stock that would be purchased pursuant to the Tender Offer and the Stock Purchase would not reduce the number of shares that may be repurchased under the Repurchase Plan.

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

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,140,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our websites, mscdirect.com, and use-enco.com (the “MSC Websites”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 94 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,330 at May 28, 2016,  compared to 2,350 at August 29, 2015 and 2,334 at May 30, 2015.  Beginning in fiscal 2016, we have adjusted this headcount metric to include both field sales associates and service personnel. We believe this better reflects our company as a sales and service organization given our increased concentration in inventory management solutions, including Vendor Managed Inventory (“VMI”) systems and vending machine systems. Prior year amounts have been restated to conform to the fiscal 2016 presentation. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 69% of our revenues came from sales in the manufacturing sector during the first three quarters of our fiscal year 2016, including certain national account customers. Through statistical analysis, we’ve found the strongest correlation is between customers’ activity and the Metalworking Business Index (“MBI”). The MBI measures the economic activity of the metalworking industry, focusing only on durable goods manufacturing.  Another index we’ve previously used is the Institute for Supply Management’s Purchasing Manager’s Index (“PMI”).  However, recent analysis has shown only a small correlation between the PMI and our net sales. For both indices, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI and PMI indices over the past quarter were as follows:

Period	PMI	MBI
March	51.8	49.7
April	50.8	45.9
May	51.3	45.3

Fiscal 2016 Q3 average	51.3	47.0
Fiscal 2016 YTD average	49.7	45.1
12 month average	50.3	45.3

After an improvement to the MBI in March, April and May readings dropped significantly to below 46.  This implies a continued, but elevated contraction in the metalworking manufacturing environment. Details released with the May

MBI indicate contraction for the fourteenth consecutive month, including contraction in new orders and production.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen Week Period Ended May 28, 2016 Compared to the Thirteen Week Period Ended May 30, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 28, 2016		May 30, 2015		Change

	$	%	$	%	$	%
Net sales	$727,495	100.0%	$745,483	100.0%	$(17,988)	(2.4)%
Cost of goods sold	400,467	55.0%	407,066	54.6%	(6,599)	(1.6)%
Gross profit	327,028	45.0%	338,417	45.4%	(11,389)	(3.4)%
Operating expenses	221,244	30.4%	234,173	31.4%	(12,929)	(5.5)%
Income from operations	105,784	14.5%	104,244	14.0%	1,540	1.5%
Total other expense	(930)	(0.1)%	(1,631)	(0.2)%	701	(43.0)%
Income before provision for income taxes	104,854	14.4%	102,613	13.8%	2,241	2.2%
Provision for income taxes	40,038	5.5%	39,271	5.3%	767	2.0%
Net income	$64,816	8.9%	$63,342	8.5%	$1,474	2.3%

Net Sales

Net sales decreased 2.4% or approximately $18.0 million, for the thirteen week period ended May 28, 2016.   We estimate that this $18.0 million decrease in net sales is comprised of (i) approximately $11.4 million of lower sales volume, (ii) approximately $1.1 million from foreign exchange impact, and (iii) approximately $5.5 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $18.0 million decrease in net sales, sales other than to our Large Account Customers decreased by approximately $19.9 million, partially offset by an increase of sales to our Large Account Customers by approximately $1.9 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen week period ended May 28, 2016 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Thirteen Week Period Ended Fiscal Q3	% of Total Business

Total Company	(3.9)%
Manufacturing Customers(1)	(6.8)%	68%
Non-Manufacturing Customers(1)	2.6%	32%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size decreased to approximately $406 for the thirteen week period ended May 28, 2016 as compared to $410 for the same period in the prior fiscal year.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC Websites gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented  58.6% of consolidated net sales for the thirteen week period ended May 28, 2016, compared to 56.0% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC Websites, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.0% for the thirteen week period ended May 28, 2016 as compared to 45.4% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix.

Operating Expenses

Operating expenses decreased 5.5% to $221.2 million for the thirteen week period ended May 28, 2016, as compared to $234.2 million for the same period in the prior fiscal year. This decrease was primarily the result of lower payroll and payroll related costs.

Operating expenses were 30.4% of net sales for the thirteen week period ended May 28, 2016 compared to 31.4% of net sales for the same period in the prior fiscal year.

Payroll and payroll related costs decreased to approximately 53.4% of total operating expenses for the thirteen week period ended May 28, 2016, as compared to approximately 54.3% for the thirteen week period ended May 30, 2015. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. All of these costs decreased for the thirteen week period ended May 28, 2016, as compared to the same period in the prior fiscal year, with the majority of the decrease attributable to the incentive compensation accrual and fringe benefit costs.  We decreased the incentive compensation accrual based on our actual third quarter performance and our fourth quarter expectations.  Within fringe benefit costs, we experienced lower medical costs for the thirteen week period ended May 28, 2016, as compared to the same period in the prior fiscal year.

Income from Operations

Income from operations increased 1.5% to $105.8 million for the thirteen week period ended May 28, 2016, as compared to $104.2 million for the same period in the prior fiscal year. This increase was primarily attributable to the decrease in operating expenses as discussed above, offset in part by the decrease in gross profit.  Income from operations as a percentage of net sales increased to 14.5% for the thirteen week period ended May 28, 2016, as compared to 14.0% for the same period in the prior fiscal year primarily due to a decrease in operating expenses as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended May 28, 2016  was 38.2%, as compared to 38.3% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen week period ended May 28, 2016, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine Week Period Ended May 28, 2016 Compared to the Thirty-Nine Week Period Ended May 30, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 28, 2016		May 30, 2015		Change

	$	%	$	%	$	%
Net sales	$2,118,431	100.0%	$2,182,974	100.0%	$(64,543)	(3.0)%
Cost of goods sold	1,163,640	54.9%	1,193,534	54.7%	(29,894)	(2.5)%
Gross profit	954,791	45.1%	989,440	45.3%	(34,649)	(3.5)%
Operating expenses	678,077	32.0%	705,351	32.3%	(27,274)	(3.9)%
Income from operations	276,714	13.1%	284,089	13.0%	(7,375)	(2.6)%
Total other expense	(2,652)	(0.1)%	(4,550)	(0.2)%	1,898	(41.7)%
Income before provision for income taxes	274,062	12.9%	279,539	12.8%	(5,477)	(2.0)%
Provision for income taxes	104,692	4.9%	107,253	4.9%	(2,561)	(2.4)%
Net income	$169,370	8.0%	$172,286	7.9%	$(2,916)	(1.7)%

Net Sales

Net sales decreased 3.0% or approximately $64.5 million, for the thirty-nine week period ended May 28, 2016. We estimate that this $64.5 million decrease in net sales is comprised of (i) approximately $54.3 million of lower sales volume, (ii) approximately $5.2 million from foreign exchange impact, and (iii) approximately $5.0 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $64.5 million decrease in net sales, sales other than to our Large Account Customers decreased by approximately $76.3 million, partially offset by an increase of sales to our Large Account Customers by approximately $11.8 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirty-nine week period ended May 28, 2016 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Thirty-Nine Week Period Ended Fiscal Q3	% of Total Business

Total Company	(3.5)%
Manufacturing Customers(1)	(5.7)%	69%
Non-Manufacturing Customers(1)	1.4%	31%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size decreased to approximately $413 for the thirty-nine week period ended May 28, 2016 as compared to $416 for the same period in the prior fiscal year.

Sales made through our eCommerce platforms represented 57.8% of consolidated net sales for the thirty-nine week period ended May 28, 2016, compared to 55.3% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC Websites, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.1% for the thirty-nine week period ended May 28, 2016 as compared to 45.3% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix.

Operating Expenses

Operating expenses decreased 3.9% to $678.1 million for the thirty-nine week period ended May 28, 2016, as compared to $705.4 million for the same period in the prior fiscal year. This decrease was primarily the result of cost savings initiatives implemented during the second half of fiscal 2015 and fiscal 2016, including freight expense, lower variable payroll costs, as well as the ongoing monitoring of discretionary spending.  Freight expense was approximately $87.7 million for the thirty-nine week period ended May 28, 2016, as compared to approximately $94.0 million for the thirty-nine week period ended May 30, 2015. These decreases were partially offset by increases in medical costs.

Operating expenses were 32.0% of net sales for the thirty-nine week period ended May 28, 2016 compared to 32.3% of net sales for the same period in the prior fiscal year.

Payroll and payroll related costs increased to approximately 55.1% of total operating expenses for the thirty-nine week period ended May 28, 2016, as compared to approximately 53.4% for the thirty-nine week period ended May 30, 2015. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. An increase in fringe benefit costs was the main driver for the increase in payroll and payroll related costs for the thirty-nine week period ended May 28, 2016, as compared to the same period in the prior fiscal year.   Effective January 1, 2016, the Company transitioned from a self-insured plan to a fully insured private healthcare exchange. As a result of associates anticipating this transition, the Company experienced increased medical costs in December 2015.    These increases were offset by lower variable payroll costs, including sales salaries and commissions.

Income from Operations

Income from operations decreased 2.6% to $276.7 million for the thirty-nine week period ended May 28, 2016, as compared to $284.1 million for the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit, offset in part by the decrease in operating expenses discussed above. Income from operations as a percentage of net sales increased to 13.1% for the thirty-nine week period ended May 28, 2016, as compared to 13.0% for the same period in the prior fiscal year primarily due to a decrease in operating expenses as discussed above.

Provision for Income Taxes

The effective tax rate for the thirty-nine week period ended May 28, 2016 was 38.2%, as compared to 38.4% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirty-nine week period ended May 28, 2016, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

As of May 28, 2016, we held $32.3 million in cash and cash equivalent funds. We maintain a substantial portion of our cash, and invest our cash equivalents, with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At May 28, 2016, total borrowings outstanding, representing amounts due under the Credit Facility (discussed below) and all capital leases and financing arrangements, were approximately $262.5 million. At August 29, 2015, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $428.3 million.

As a distributor, maintaining adequate working capital to meet our customer needs is paramount. For the thirty-nine week period ended May 28, 2016, working capital management was the main contributor to the generation of cash flow.  Our cash flow from operations is generally utilized to meet capital expenditure commitments for property, plant and equipment which typically consist of information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital mostly due to the rate of increase or decrease in sales.

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

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	May 28,	May 30,
	2016	2015

	(Amounts in thousands)
Net cash provided by operating activities	$285,822	$162,973
Net cash used in investing activities	$(34,714)	$(38,176)
Net cash used in financing activities	$(257,013)	$(146,862)
Effect of foreign exchange rate changes on cash and cash equivalents	$(34)	$(226)
Net decrease in cash and cash equivalents	$(5,939)	$(22,291)

Proposed Tender Offer and Stock Purchase

On July 6, 2016, the Company announced its plans to commence a tender offer to purchase for cash up to $300.0 million in value of shares of its Class A common stock through a modified “Dutch auction” tender offer at a price per share of not less than $66.00 and not greater than $72.50 (the “Proposed Tender Offer”).  The tender offer is expected to commence on or about July 7, 2016 and will remain open for at least 20 business days.  In addition, the Company has entered into a stock purchase agreement with the holders of the Company’s Class B common stock (the “Class B Holders”) to purchase (the “Stock Purchase”) from the Class B Holders a pro rata number of shares at the price per share to be paid by the Company in the Proposed Tender Offer, such that the Class B Holders’ percentage ownership and voting power in the Company would remain substantially the same as prior to the Proposed Tender Offer.  The Class B Holders also have agreed not to participate in the Proposed Tender Offer.  The Company expects that it would finance the purchases in the Proposed Tender Offer and Stock Purchase with proceeds from the sale of $175.0 million in principal amount of unsecured Senior Notes (the “Notes”) to be issued to New York Life Insurance Company and one or more of its affiliates and borrowings under the Company’s existing credit facility.  The Proposed Tender Offer would be contingent upon, among other customary items, the successful closing of the sale of the Notes.  Shares of the Company’s common stock that would be purchased pursuant to the Tender Offer and the Stock Purchase would not reduce the number of shares that may be repurchased under the Repurchase Plan.

Operating Activities

Net cash provided by operating activities for the thirty-nine week periods ended May 28, 2016 and May 30, 2015 was $285.8 million and $163.0 million, respectively. There are various increases and decreases contributing to this change. Decreases in inventories and accounts receivable as a result of decreased sales volume contributed to the majority of the increase in net cash provided by operating activities.

The table below provides the Company’s working capital and current ratio:

	May 28,	August 29,	May 30,
	2016	2015	2015

	(Dollars in thousands)
Working Capital	$680,446	$609,739	$565,605
Current Ratio	3.3	2.4	2.2

The increase in working capital and the current ratio at May 28, 2016 compared to August 29, 2015 and May 30, 2015, is primarily related to the repayments under the revolving loan facility in fiscal 2016, partially offset by the decreases in inventories and accounts receivable.

Investing Activities

Net cash used in investing activities for the thirty-nine week periods ended May 28, 2016 and May 30, 2015 was $34.7 million and $38.2 million, respectively.  The use of cash for both periods was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirty-nine week periods ended May 28, 2016 and May 30, 2015 was $257.0 million and $146.9 million, respectively. The major components contributing to the use of cash for the thirty-nine week period ended May 28, 2016 were repayments on the Credit Facility of $254.8 million related to both the revolving loan facility and term loan facility, cash dividends paid of $79.4 million, and the repurchase of shares of Class A common stock of $19.4 million. This was partially offset by borrowings under the revolving loan facility in the amount of $88.0 million. The major components contributing to the use of cash for the thirty-nine week period ended May 30, 2015 were cash dividends paid of $259.5 million, and repayments on the Credit Facility of $181.8 million related to both the revolving loan facility and term loan facility. This was partially offset by borrowings under the revolving loan facility in the amount of $306.0 million.

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

During the thirty-nine week period ended May 28, 2016, we borrowed $88.0 million under the revolving loan facility and repaid $236.0 million of the revolving loan balance and $18.8 million of the term loan. As of May 28, 2016, there were $193.8 million and $40.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $83.8 million represents current maturities. As of August 29, 2015, there were $212.5 million and $188.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $213.0 million represents current maturities.

At May 28, 2016, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $40.0 million under the revolving loan facility and $6.3 million under the term loan facility in

June 2016. The current unused balance of $400.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Related Party Transactions

On July 1, 2016, the Company’s subsidiary, Sid Tool Co., Inc. (“Sid Tool”) entered into an agreement with Mitchmar Atlanta Properties, Inc. (“Mitchmar”) to purchase our Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated, comprised of a fee interest of 66.54 acres and a 696,738 square foot distribution center originally built in 1989, with additions in 1996, 2003 and 2008, for a purchase price of $33.65 million.  Sid Tool has leased the Atlanta CFC from Mitchmar since 1989.  Mitchmar is owned by Mitchell Jacobson, the Company’s Chairman, and his sister, Marjorie Gershwind Fiverson, and two family related trusts, and the beneficiaries of one of such trusts include the children of Erik Gershwind, the Company’s Chief Executive Officer.  The purchase price was determined by an independent appraisal process, as provided in the lease agreement for the Atlanta facility.  The transaction is expected to close in August 2016.

The transaction was approved by the Company’s Board of Directors upon the recommendation of a special committee of independent directors which was responsible for evaluating the terms of the transaction. Both the Company’s Board of Directors and the special committee determined that the transaction was in the best interests of the Company and its shareholders.  The special committee was advised by independent counsel in connection with its evaluation and negotiation of the terms of the transaction and the purchase agreement.

Rent expense applicable to the facility was approximately $1.5 million for the thirty-nine weeks ended May 28, 2016. As a result of the transaction noted above, we are recording accelerated depreciation, partially offset by the release of a deferred rent liability, throughout the remainder of our fiscal 2016.

Contractual Obligations

Capital Lease and Financing Arrangements

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into a long-term lease with the Columbus-Franklin County Finance Authority. The lease has been classified as a capital lease. At May 28, 2016, the capital lease obligation was approximately $27.0 million.

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. Excluding the Columbus facility capital lease discussed above, we currently have various capital leases and financing obligations for certain information technology equipment in the amount of $3.4 million, of which $1.7 million remains outstanding at May 28, 2016. Refer to Note 5 in our condensed consolidated financial statements.

Operating Leases

As of May 28, 2016, certain of our operations are conducted on leased premises, of which one location is leased from Mitchmar (which requires us to provide for the payment of real estate taxes and other operating costs), as noted above. These leases are for varying periods, the longest extending to the year 2030. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through 2020.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 28, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. The following risk has been added:

The Proposed Tender Offer and Stock Purchase could adversely impact us and the trading market for our common stock.

We expect that we would finance the Proposed Tender Offer and Stock Purchase with proceeds from the sale of $175 million in principal amount of unsecured Senior Notes to be issued to New York Life Insurance Company and one or more of its affiliates and borrowings under our existing credit facilities. If we incur such additional indebtedness, this increased leverage would increase our interest expense, could reduce our ability to engage in significant transactions, including acquisitions and future share repurchases, without additional debt or equity financing, and could negatively affect our liquidity during periods of reduced revenue generation, increased capital spending or higher operating expenses. As a result, this increased leverage could have a material adverse effect our business, financial condition and results of operations.

In addition, if we commence and successfully complete the Proposed Tender Offer, the tender offer would reduce our “public float” (the number of shares of our Class A common stock owned by non-affiliate shareholders and available for trading in the securities markets).  Securities with a lower public float may command a lower price than would a comparable security with a larger float.  As a result, the Proposed Tender Offer could result in lower stock prices or reduced liquidity in the trading market for our shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended May 28, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/28/16 - 3/28/16	461	$69.79	—	1,444,034
3/29/16 - 4/28/16	6	74.71	—	1,444,034
4/29/16 - 5/28/16	14	75.68	—	1,444,034
Total	481	$70.02	—

(1)

During the thirteen weeks ended May 28, 2016,  481 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of May 28, 2016, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,444,034 shares. There is no expiration date for this program.

On July 6, 2016, the Company announced its plans to commence the Proposed Tender Offer.  The tender offer is expected to commence on or about July 7, 2016 and will remain open for at least 20 business days.  In addition, the Company has entered into a stock purchase agreement with the Class B Holders to purchase from the Class B Holders a pro rata number of shares at the price per share to be paid by the Company in the Proposed Tender Offer, such that the Class B Holders’ percentage ownership and voting power in the Company would remain substantially the same as prior to the Proposed Tender Offer.  The Class B Holders also have agreed not to participate in the Proposed Tender Offer.  The Company expects that it would finance the purchases in the Proposed Tender Offer and Stock Purchase with proceeds from the sale of $175 million in principal amount of Notes to be issued to New York Life Insurance Company and one or more of its affiliates and borrowings under the Company’s existing credit facility.  The Proposed Tender Offer would be contingent upon, among other customary items, the successful closing of the sale of the Notes.  Shares of the Company’s common stock that would be purchased pursuant to the Tender Offer and the Stock Purchase would not reduce the number of shares that may be repurchased under the Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 1, 2016, the Company’s subsidiary, Sid Tool Co., Inc. (“Sid Tool”) entered into an agreement with Mitchmar Atlanta Properties, Inc. (“Mitchmar”) to purchase our Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated, comprised of a fee interest of 66.54 acres and a 696,738 square foot distribution center originally built in 1989, with additions in 1996, 2003 and 2008, for a purchase price of $33.65 million.  Sid Tool has leased the Atlanta CFC from Mitchmar since 1989.  Mitchmar is owned by Mitchell Jacobson, the Company’s Chairman, and his sister, Marjorie Gershwind Fiverson, and two family related trusts, and the beneficiaries of one of such trusts include the children of Erik Gershwind, the Company’s Chief Executive Officer.  The purchase price was determined by an independent appraisal process, as provided in the lease agreement for the Atlanta facility.  The transaction is expected to close in August 2016.

The transaction was approved by the Company’s Board of Directors upon the recommendation of a special committee of independent directors which was responsible for evaluating the terms of the transaction. Both the Company’s Board of Directors and the special committee determined that the transaction was in the best interests of the Company and its shareholders.  The special committee was advised by independent counsel in connection with its evaluation and negotiation of the terms of the transaction and the purchase agreement.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 6, 2016	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 6, 2016	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

**Furnished herewith.