Form 10-K
period 2016-09-03
MSC INDUSTRIAL DIRECT CO INC
filed 2016-11-01
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

_______________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2016
OR
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

__________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 27, 2016 was approximately $3,297,929,466. As of October 17, 2016,  44,647,764 shares of Class A common stock and 11,933,233 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2017 annual meeting of shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

With a 75-year history of driving innovation in industrial product distribution, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Our team of more than 6,000 associates brings deep expertise and insight to not only keep our customers’ manufacturing operations up and running, but also improve their efficiency, productivity and profitability through our technical metalworking expertise and inventory management and other supply chain solutions.

We serve a broad range of customers throughout the United States, Canada and the United Kingdom, from individual machine shops, to Fortune 100 manufacturing companies, to government agencies such as the General Services Administration and the Department of Defense. We operate a sophisticated network of 12 customer fulfillment centers (eight in the United States, three in Canada and one in the United Kingdom) and 85 branch offices (84 in the United States and one in the U.K.) Our primary customer fulfillment centers are located in or near Harrisburg, PA; Atlanta, GA; Elkhart, IN; Reno, NV; and Columbus, OH.  In addition, we operate seven smaller customer fulfillment centers in or near Hanover Park, IL; Dallas, TX; Shelbyville, KY (repackaging and replenishment center); Wednesbury, U.K.; Edmonton, Alberta; Beamsville, Canada; and Moncton, Canada.

We offer more than 1 million stock‑keeping units (SKUs) through our website, mscdirect.com, as well as through our 4,500-plus page master catalog, known throughout the MRO industry as “The Big Book” and a variety of specialty and promotional catalogs, brochures and flyers.  We carry many of the products we sell in our inventory, so orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time (excluding our Class C Solutions Group (“CCSG”) business).

Exclusive of U.K. operations, more than 360,000 active customers purchased at least one item during the past 12 months from MSC. Our customers can choose among many convenient ways to place orders: mscdirect.com, eProcurement platforms, call centers or direct communication with our outside sales associates.

We endeavor to save our customers money when they partner with us for their MRO and metalworking product needs. We do this in multiple ways:

•

our experienced team of more than 6,000 associates includes customer care team members, metalworking specialists and technical support teams, and sales associates focused on driving our customers’ success by reducing their operational costs;

•	our robust systems and transactional data enable us to provide insights to our customers to help them take cost out of their supply chains and operations;

•	our extensive product inventory enables customers to deal with fewer suppliers, streamlining their purchasing work and reducing their administrative costs;

•	timely shipping enables our customers to reduce their inventory investment and carrying costs;

•

we simplify the purchasing process by consolidating multiple purchases into a single order, providing a single invoice for multiple purchases over time, and offering direct shipments to specific departments and people at one or more facilities. This reduces our customers’ administrative costs;

•

we provide extensive eCommerce capabilities: sophisticated search and transaction capabilities, access to real-time inventory, customer-specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and

•	with MSC’s inventory management solutions, our customers can carry less inventory and still dramatically reduce situations when a critical item is out of stock.

Industry Overview

MSC operates in a large, fragmented industry. National, regional and local distributors, retail outlets, small distributorships, online distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces all serve MRO customers.

Nearly every industrial and service business has an ongoing need for MRO supplies. These businesses, with the exception of the largest industrial plants, often do not have the resources to manage and monitor their MRO inventories effectively. They spend more than necessary to purchase and track their supplies, providing an opportunity for MSC to serve as their one-stop MRO product supplier.

Even the larger facilities often store their supplies in multiple locations, so they often carry excess inventories and duplicate purchase orders. In many organizations, multiple people often acquire the same item in small quantities via expensive, one-off purchases, resulting in higher purchasing costs and administrative efforts to keep track of supplies.

With limited capital availability, and limited eCommerce capabilities and operating leverage, smaller suppliers to the industrial market are under increasing pressure to consolidate and/or curtail services and product lines to remain competitive. Their challenge represents MSC’s opportunity. Market surveys validate that we continue to capture increased market share by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

We improve purchasing efficiency and reduce costs for our customers because they can consolidate suppliers, purchase orders and invoices, reduce inventory tracking, stocking decisions, purchases and out-of-stock situations, and adopt sophisticated inventory management solutions, including Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending solutions.

Business Strategy

MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total cost for obtaining, using and maintaining MRO supplies. Our strategy includes the following key elements:

Inventory Management Solutions. Our approach starts with a thorough customer assessment. Our expert associates develop and recommend solutions that provide exceptional value to the customer. Depending on the customer’s size and needs, we customize options to address complexity and processes, as well as specific product, technical issues and cost targets. The options might include eProcurement, CMI, VMI, vending, tool crib control, or part-time or full-time on-site resources. Our world-class sourcing, logistics and business systems provide predictable, reliable and scalable service.

Broad Selection of Products.    Customers want a full range of product options, even as they look to reduce the number of suppliers they partner with. We provide “good-better-best” alternatives, comprising a spectrum of brand name,

MSC exclusive brand and generic MRO products. MSC’s broad selection of products enables customers to choose the right combination of price and quality on every purchase to meet their needs.

Same-Day Shipping and Next-Day Delivery.    We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee about 99% of the time. We know that our customers value this service, because areas accessible by next-day delivery tend to generate significantly greater sales for MSC than areas where next-day delivery is not available.

Superior Customer Service.    Our commitment to customer service starts with our over 6,000 associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training for our associates so they can better support our customers. Using our proprietary customer support software, our in-bound sales representatives can inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross‑check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

Technical Support. We provide technical support and one-on-one service through our field and customer care center representatives.  We have a dedicated team of nearly 100 metalworking specialists, who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

Commitment to Technological Innovation.    We embrace technological innovations to support our growth, improve customer service and reduce our operating costs. The innovations make our buying practices more effective, improve our automated inventory replenishment and streamline order fulfillment. MSC’s proprietary software helps our customers and sales representatives determine the availability of products in stock in real time and evaluate alternative products and pricing. Our website, mscdirect.com (“MSC website”) contains a searchable online catalog with electronic ordering capabilities. The MSC website also offers an array of services, workflow management tools and related information. Our information systems help improve turnover and customer service while cutting costs.

We also continually upgrade our distribution methods and systems and provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in our VMI, CMI and vending solutions that streamline customer replenishment and trim our customers’ inventories. Our vending solutions include different kinds of machines, such as storage lockers or carousels, which can stand alone or be combined with other machines.  MSC vending machines use network or web-based software to enable customers to gain inventory visibility, save time and drive profitability.

Advanced Technologies and www.mscdirect.com.  The MSC website is available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce customers’ transaction costs and delivery time.

Competitive Pricing.  Customers increasingly evaluate their total cost of ownership of industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive service.

Growth Strategy

We continue to show share gains as indicated by growth rates from the markets we serve. Our growth strategy includes a number of strategies to continue to gain market share.

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  MSC is a leading distributor of metalworking products in the United States. We have continued to expand our metalworking sales team, increase technical support and enhance supplier relationships. We are developing high-performance metalworking products marketed under MSC exclusive brands, providing high-value product alternatives for our customers.  Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. They help our customers select the right tool for the job from our deep supplier base.

Expanding programs for government and national account customers. Although MSC has been providing MRO and metalworking supplies to the commercial sector for 75 years, we have more recently focused on potential government customers and have a large, growing contract business with numerous federal, state, and local/education agencies. We also are attracting government contractor customers and the U.S. Postal Service. We have developed customized government and national account programs. Even with our recent success, we see plenty of opportunity for additional growth.

We provide customized national account programs for larger customers, often as enterprise-wide engagements. These national account customers value our ability to support their procurement needs electronically to reduce their transactional costs. Our dedicated national account managers and operations experts provide supply chain solutions that reduce these customers’ total costs of ownership through increased visibility into their MRO purchases and improved management. We demonstrate these savings through detailed reporting at both the enterprise and site level.

Increasing the size and improving the productivity of our direct sales force.  We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. Our field sales and service associate headcount was 2,370 and our in-bound sales representative headcount was 1,079 at September 3, 2016.  We believe that our sales force investment has played a critical role in boosting our market share.

Increasing sales from existing customers and generating new customers with various value‑added programs.  Our value‑added programs include business needs analysis, inventory management solutions and workflow management tools.  Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies.

Increasing the number of product lines and productive SKUs.  We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2016, we added approximately 150,000 SKUs, net of SKU removals, to our searchable database on www.mscdirect.com. This increase brought MSC’s total, active, saleable SKU count to approximately 1,500,000 SKUs. We plan to continue adding online SKUs in fiscal 2017.

The most recent MSC catalog issued in October 2016 merchandises approximately 500,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 18% of these SKUs are MSC exclusive brands. We have also begun to leverage the depth and breadth of MSC’s product portfolio within our CCSG sales channel and have extended full access of MSC catalog SKUs to the CCSG sales team.

Improving our marketing programs.  MSC has built an extensive buyer database, which we use to prospect for new customers. We deliver our master catalogs to the best prospects. We supplement our master catalogs with direct mail, digital and search engine marketing, and email. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.

Enhancing eCommerce capabilities.  MSC’s website is a proprietary, business-to-business, horizontal marketplace serving the metalworking and MRO market. All qualified orders placed online at mscdirect.com are backed by our same-day shipping guarantee, unless otherwise stated. The MSC website utilizes the same highly trained sales force and support services as MSC’s traditional business, so our customers enjoy added convenience without sacrificing customized service. MSC’s website is a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customer’s desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC website and solicit customer feedback, making on-going improvements to ensure that the MSC website remains a premier website in our marketplace. In June 2016, Internet Retailer magazine recognized MSC as the “B2B eCommerce Player of the Year,” citing MSC’s online purchasing experience for customers as a factor for the award. Internet Retailer also ranked MSC as the 30th largest e-retailer based on annual revenue generated from online sales, growth over the previous five years, and key metrics such as customer conversion rates and average order value by category. Our marketing campaigns continue to raise awareness and drive volume to the MSC website. In addition, many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products. We have associations with many of these providers and continue to evaluate and expand our eProcurement capabilities.

Improving our excellent customer support service.    MSC consistently receives high customer satisfaction ratings, according to customer surveys. We don’t just strive to meet our customers’ service needs, we work to anticipate them. This focus on our customers’ needs makes us stand apart in the market. We use customer comment cards, surveys and other customer outreach tools, using their feedback to drive the next generation of improvements to the customer experience.

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide. We completed our acquisition of Barnes Distribution North America, which we now call CCSG, in fiscal year 2013.  We believe the highly fragmented nature of the MRO supply industry will continue to provide acquisition opportunities. We expect that any future acquisitions will be financed with internally generated funds and/or additional debt.

Products

Our broad range of MRO products includes cutting tools, measuring instruments, tooling components, metalworking products, fasteners, flat stock, raw materials, abrasives, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components, and electrical supplies. Our large and growing number of SKUs makes us an increasingly valuable partner to our customers as they look to trim their supplier base. Our assortment from multiple product suppliers, prices and quality levels enables our customers to select from “good-better-best” options on nearly all their purchases. We stand apart from our competitors by offering name brand, exclusive brand, and generic products; depth in our core product lines; and competitive pricing.

We purchase substantially all of our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2016, fiscal 2015, or fiscal 2014.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 79% of sales are fulfilled from our 12 customer fulfillment centers and 85 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer‑based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 100 companies, government agencies and manufacturers of all sizes. We focus on relatively higher-margin, lower-volume products. With the addition of our CCSG business, we have increased our presence in the fastener and Class C (“Consumables”) product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

We serve durable and non-durable goods manufacturing (which accounted for a substantial portion of our revenue in fiscal 2016), education, and health care markets, among others. We also have government and national account programs designed to address the needs of these customers.

Federal government customers include large and small military bases, Veterans Affairs hospitals, federal correctional facilities, the U.S. Postal Service and the Department of Defense. We have individual state contracts but also are engaged in several state cooperatives.

Our national account program also includes Fortune 1000 companies, large privately held companies, and international companies doing business in the United States.  We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting prospective customers that best fit the MSC model.

We have implemented advanced analytics and significantly increased the return on our direct marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continue to play an important role in our efforts, we accelerated a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  We use our own database of over 3 million contacts together with external mailing lists to target buyers with the highest likelihood to buy from MSC. By applying new analytics and moving expenditures to more efficient online tactics, we reduced publication circulation while significantly increasing revenue contribution.

Our sales representatives are highly trained individuals who build relationships with customers, assist customers in reducing costs, provide technical support, coordinate special orders and shipments with vendors and update customer account profiles in our information systems databases. Our approach is based on the ability of the sales representative, armed with our comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative on the other end of the line has immediate access to that customer’s company and specific buyer profile, which includes billing and purchasing track records and plant and industry information. Meanwhile, the sales representative has access to inventory levels on every SKU we carry.

Our in-bound sales representatives at our customer care centers undergo an intensive seven-week training course, followed up by regular on-site training seminars and workshops. They are monitored and evaluated at regular intervals, and they receive technical training from our in-house specialists and product vendors. We maintain a separate technical support group dedicated to answering customer inquiries, assisting them with product operation and finding the most efficient solutions to manufacturing problems.

As of September 3, 2016, we had 2,370 field sales and service associates working throughout North America and the U.K. Our field sales representatives are responsible for increasing sales per customer and servicing existing accounts. They are a touch point with the customer and provide MSC with feedback on the competitive landscape and purchasing trends.

Branch Offices

We operate 85 branch offices. There are 84 branch offices within the United States located in 39 states, and one location in the U.K. We have experienced higher sales growth and market penetration in areas around our branch offices and believe they play an integral role in obtaining new accounts and penetrating existing ones. During fiscal 2016, we were able to consolidate some branch offices that were relatively close in proximity in order to gain leverage, operational effectiveness and cost savings. There were no new branch openings during fiscal 2016.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which contains a comprehensive offering across all product lines, and the MSC Metalworking catalog.  We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. Specialty and promotional catalogs, targeted to our best prospects, offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

We periodically balance ongoing strategies to improve direct marketing productivity and increase return on advertising dollars spent against programs to increase revenue and lifetime value. As such, our mailing volume will fluctuate from year to year.

	Fiscal Years Ended (1)
	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)
Number of publication titles	94	98	101
Number of publications mailed	16,851,194	18,265,589	18,152,000

(1)	Excludes U.K. operations.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Customers submit more than 50% of our orders digitally through our technology platform (website, vending machines, and eProcurement).  The remaining orders are placed via telephone, fax and mail. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at each of our branches and our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter orders into computerized order processing systems. In the event of a local or regional breakdown, a call can usually be re-routed to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our information systems enable us to centralize management of key functions, including communication links between customer fulfillment centers, inventory and accounts receivable, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports. These systems help us ship on a same-day basis, respond quickly to order changes, provide a high level of customer service, and reduce costs. Our eCommerce environment is built upon a combined platform of our own intellectual property, state-of-the-art software from the world’s leading internet technology providers and world-class product data. This powerful combination of resources helps us deliver a superior online shopping experience with extremely high levels of reliability.

Most of our information systems operate in real time over a wide area network, letting each customer fulfillment center and branch office share information and monitor daily progress on sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an Electronic Data Interchange (“EDI”) purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing. We also maintain a proprietary hardware and software platform to support our VMI program, which allows customers to integrate scanner‑accumulated orders directly into our Sales Order Entry system and website. Our CMI program enables customers to simply and effectively replenish inventory by submitting orders directly to our website. Our customized vending systems are used by customers in manufacturing plants across the United States to help them achieve supply chain and shop floor optimization, through inventory management and reduced tooling and labor costs. Our VMI, CMI and vending capabilities function directly as front-end ordering systems for our e-Portal based customers. These solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud based computing.

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners.  We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise IT. Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. In fiscal 2016, we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger.

With the advent of advanced mobile technologies such as smart phones and tablets, access to information and decision-making can now be made anytime, anywhere. Recognizing this need, we have deployed technology to securely manage and maintain access to enterprise information from mobile devices that meet our security standards. Our sales representatives are equipped with proprietary mobile technology that allows them to tap into MSC’s supply chain directly from our customers’ manufacturing plants and make sure that critical inventory is always on site and available. In addition, we are enhancing our customer websites and portals to reflect this new mobile reality at a pace in line with customer adoption of mobile technology.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets; small dealerships; regional or national distributors utilizing direct sales forces; manufacturers of MRO supplies; large warehouse stores; and larger direct mail distributors. We also face emerging competitors primarily in the online distribution space that compete with price transparency. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a large variety of product offerings, financial resources, services or a combination of all of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

During any given time period, we may be impacted by our industrial customers’ plant shutdowns (particularly during the summer months or our fourth fiscal quarter). In addition, we may be impacted by weather-related disruptions.

Compliance with Health and Safety and Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. health and safety and environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters to ensure that our operations are in compliance with all applicable environmental laws and regulations.

Operating and maintenance costs, associated with environmental compliance and management of sites, are a normal and recurring part of our operations. With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with applicable environmental laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position.

Associates

As of September 3, 2016, we employed 6,462 associates, which includes our U.K. and Canada operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

We file annual, quarterly and current reports, and other reports and documents with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher sales volumes.  In addition, our continued expansion of our vending program has placed pressure on our gross margin.  There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

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

We also face emerging competitors participating primarily in the online distribution space that compete with price transparency. Increased competition from online retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies and sales methods, could cause us to lose market share or reduce our prices, adversely affecting our sales, margins and profitability.

Our industry is consolidating which could adversely affect our business and financial results.

The business of selling MRO supplies in North America is currently undergoing some consolidation. This consolidation is being driven by customer needs. Customers are increasingly aware of the total costs of fulfillment, and of their need to have consistent sources of supply at multiple locations. Consistent sources of supply provide not just reliable product quantities, but also consistent pricing, quality and service capabilities. We believe these customer needs could result in fewer suppliers as the industry consolidates, and as the remaining suppliers become larger and capable of being a consistent source of supply.

Traditional MRO suppliers are attempting to consolidate the market through internal expansion, through acquisitions or mergers with other industrial and construction suppliers, or through a combination of both. This consolidation allows suppliers to improve efficiency and spread fixed costs over a greater number of sales, and to achieve other benefits derived from economies of scale.

The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices and gross profit on products. These trends may adversely affect our sales, margins and profitability.

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

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. Receivables are generally due within thirty days. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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

The terms of our credit facility and senior notes impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have a $650.0 million unsecured term loan and revolving loan credit facility, with the right to increase the aggregate amount available to be borrowed by an additional $200.0 million, in $50.0 million increments, subject to lending group approval.  In addition, we have outstanding $175.0 million aggregate principal amount of senior notes.  The term loan facility matures on, and the revolving loan facility is available through April 22, 2018. The senior notes mature in July 2023 ($75.0 million) and July 2026 ($100.0 million). We are subject to various operating and financial covenants under the credit facility and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facility and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business.

Disruptions of our information systems could adversely affect us.

We believe that our information technology (“IT”) systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins, and cyber-attacks. The failure of our IT systems to perform as we anticipate could disrupt our business and could result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers. In addition, changes to our information systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.

An inability to successfully manage the upgrade of our core financial systems could adversely affect our operations and operating results.

We are in the process of upgrading our core financial systems. This upgrade will affect many of our existing operating and financial systems. This is an important undertaking both financially and from a management and personnel perspective. Should the upgrade not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

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

From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions. These may, for example, relate to product liability claims, commercial disputes, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor, intellectual property matters, or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.

We may encounter difficulties with acquisitions, which could harm our business.

We have completed several acquisitions of businesses and we expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

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

Goodwill and indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.

As of September 3, 2016, our combined goodwill and indefinite-lived intangible assets amounted to $638.2 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2016, fiscal year 2015 and fiscal year 2014, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 17, 2016, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 2.5% of the outstanding shares of our Class A common stock, giving them control over approximately 73.4% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Atlanta, Georgia	721,000	1990	Owned (1)
Elkhart, Indiana	545,000	1996	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Reno, Nevada	419,000	1999	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Columbus, Ohio	468,000	2014	Owned
Hanover Park, Illinois	182,000	2003	Leased
Dallas, Texas	135,000	2003	Leased
Edmonton, Canada	32,000	2007	Leased
Beamsville, Canada	85,000	2004	Owned
Moncton, Canada	16,000	1981	Owned
Shelbyville, Kentucky(2)	110,000	1973	Owned

(1)	The Customer Fulfillment Center which had been previously leased from a related party was purchased in August 2016.
(2)	Repackaging and replenishment center.

We maintain 84 branch offices within the United States located in 39 states and one branch office located in the U.K. The branches range in size from 1,800 to 25,000 square feet. The leases for these branch offices will expire at various periods between  September 2016 and August 2026. The aggregate annual lease payments on these branch offices and the leased customer fulfillment centers in fiscal 2016 were approximately $12.4 million.

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

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 31, 2014 to September 3, 2016:

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended September 3, 2016	High	Low	Class A & Class B
First Quarter – November 28, 2015	$68.18	$58.17	$0.43
Second Quarter – February 27, 2016	70.86	54.19	0.43
Third Quarter – May 28, 2016	78.35	68.34	0.43
Fourth Quarter – September 3, 2016	75.99	67.74	0.43

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended August 29, 2015	High	Low	Class A & Class B(1)
First Quarter – November 29, 2014	$91.91	$77.52	$3.40
Second Quarter – February 28, 2015	83.03	72.92	0.40
Third Quarter – May 30, 2015	74.13	68.16	0.40
Fourth Quarter – August 29, 2015	72.40	64.50	0.40

(1)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $1.72 and $4.60 per share for fiscal 2016 and fiscal 2015, respectively. This policy is reviewed periodically by the Board of Directors.

On October 27, 2016, the Board of Directors declared a quarterly cash dividend of $0.45  per share, payable on November 29, 2016 to shareholders of record at the close of business on November 15, 2016. The dividend will result in a payout of approximately $25.5  million, based on the number of shares outstanding at October 17, 2016.

On October 17, 2016, the last reported sales price for MSC’s Class A common stock on the NYSE was $72.72 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 17, 2016 was 647. The number of holders of record of MSC’s Class B common stock as of October 17, 2016 was 61.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended September 3, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/29/16-06/28/16	145	$75.66	—	1,444,034
06/29/16-07/28/16	130	71.88	—	1,444,034
07/29/16-09/03/16	5,008,635	72.50	—	1,444,034
Total	5,008,910	$72.50	—

(1)During the three months ended September 3, 2016,  35,582 shares of our Class A common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased. In addition, 4,973,328 shares of our Class A common stock purchased pursuant to the tender offer and stock purchase described below also are included in the table.

(2)Activity is reported on a trade date basis.

(3)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of September 3, 2016, the maximum number of shares that may yet be repurchased under the Repurchase Plan was  1,444,034 shares. There is no expiration date for the Repurchase Plan.

In August 2016, the Company completed its “modified Dutch auction” tender offer and purchased 3,821,279 shares of the Company’s Class A common stock that were validly tendered and not validly withdrawn at a price of $72.50 per share. The Company also completed its stock purchase of an aggregate of 1,152,049 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $72.50 per share.  See Note 9 “Shareholders’ Equity” in the Notes to the Consolidated Financial Statements for more information about the tender offer and the stock purchase.

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

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return of an investment in each of the S&P Midcap 400 Index and the Dow Jones US Industrial Supplier Index.

The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on August 27, 2011 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 27, 2011 through September 3, 2016

	8/27/2011	9/1/2012	8/31/2013	8/30/2014	8/29/2015	9/3/2016
MSC Industrial Direct Co., Inc.	100.00	119.15	132.79	159.93	126.82	143.06
S&P Midcap 400	100.00	118.05	146.04	179.99	181.19	204.02
Dow Jones US Industrial Supplier	100.00	131.32	148.55	154.22	128.43	137.42

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 3, 2016,  August 29, 2015 and August 30, 2014 and the selected consolidated balance sheet data as of September 3, 2016 and August 29, 2015 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 31, 2013 and September 1, 2012, and the selected consolidated balance sheet data as of August 30, 2014, August 31, 2013, and September 1, 2012 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (52 weeks)	September 1, 2012 (53 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$2,863,505	$2,910,379	$2,787,122	$2,457,649	$2,355,918
Gross profit	1,288,858	1,316,575	1,286,256	1,118,516	1,078,203
Operating expenses	912,898	937,046	903,072	732,990	665,987
Income from operations	375,960	379,529	383,184	385,526	412,216
Income taxes	140,515	141,833	143,458	145,434	153,111
Net income	231,216	231,308	236,067	237,995	259,031
Net income per common share:
Basic	3.78	3.75	3.78	3.77	4.12
Diluted	3.77	3.74	3.76	3.75	4.09
Weighted average common shares outstanding:
Basic	60,908	61,292	62,026	62,695	62,434
Diluted	61,076	61,487	62,339	63,011	62,803
Cash dividends declared per common share(3)	$1.72	$4.60	$1.32	$1.20	$1.00
Consolidated Balance Sheet Data (at period end):
Working capital(4)	$502,889	$610,089	$652,601	$680,292	$749,784
Total assets(4)	2,064,951	2,100,186	2,059,377	1,941,232	1,444,172
Short-term debt including capital lease and financing obligations(4)	267,050	213,165	96,479	13,802	819
Long-term debt including capital lease obligations, net of current maturities(4)	339,772	214,119	239,215	240,177	1,673
Deferred income taxes and tax uncertainties	148,201	131,210	112,785	97,475	85,061
Shareholders’ equity	1,098,376	1,332,870	1,398,563	1,390,383	1,187,111
Selected Operating Data:(1), (2)
Active customers(5), (6)	366	366	364	322	325
Approximate Number of SKUs	1,150	1,000	850	685	600
Orders shipped(5)	6,861	6,626	6,630	5,957	6,150
Number of publications mailed(5)	16,851	18,266	18,152	16,308	18,032
Number of publication titles (not in thousands)(5)	94	98	101	95	100

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”
(2)	CCSG data is included in Selected Operating Data beginning in fiscal 2014.
(3)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.
(4)

Prior periods have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).  See Note 2 to the Consolidated Financial Statements.

(5)	Excludes U.K. operations.
(6)	Defined as customers that have made at least one purchase in the last twelve months.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with more than one million products, inventory management and other supply chain solutions, and deep expertise from 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of over 6,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,150,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our website, mscdirect.com (the “MSC website”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 85 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,370 at September 3, 2016, compared to 2,377 at August 29, 2015 and 2,301 at August 30, 2014.  Beginning in fiscal 2016, we have adjusted this headcount metric in the current and prior years disclosed to include both field sales associates and service personnel. We believe this better reflects our company as a sales and service organization given our increased concentration in inventory management solutions, including Vendor Managed Inventory (“VMI”) systems and vending machine systems. Prior year numbers have been restated to conform to the fiscal 2016 presentation. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

The waterfall chart below displays a three-year comparison of our net sales:

Three Year Comparison of Net Sales (in millions)
$2,950
$2,900
$2,850
$2,800
$2,750
$2,700
$2,787.1
$135.1
$(3.7)
$(8.1)
$2,910.4
$(82.0)
$(13.6)
$(7.3)
$56.0
$2,863.5
FY 2014 Net Sales
Volume
Price and other (1)
Foreign exchange
FY 2015 Net Sales
Volume
Price and other (1)
Foreign exchange
Additional week (2)
FY 2016 Net Sales

(1)	Pricing includes changes in customer and product mix, discounting and other items.
(2)	Fiscal 2016 includes a 53rd week during the reporting period.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector (53% heavy manufacturing and 15% light manufacturing) in our fiscal year 2016, including certain national account customers. Through statistical analysis, we have found the strongest correlation between our customers’ activity and the Metalworking Business Index (“MBI”). The MBI measures the economic activity of the metalworking industry, focusing only on durable goods manufacturing.  Another index we previously used was the Institute for Supply Management’s Purchasing Manager’s Index (“PMI”).  However, recent analysis has shown only a small correlation between the PMI and our net sales. For both indices, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI and PMI indices over each of the last three months of our fiscal year and the averages for our fiscal 2016 fourth quarter and full fiscal year 2016 were as follows:

Period	MBI	PMI
June	44.4	53.2
July	45.3	52.6
August	48.7	49.4

Fiscal 2016 Q4 average	46.1	51.7
Fiscal 2016 full year average	45.4	50.2

The MBI has increased steadily throughout our fourth quarter, rising from 44.4 to 48.7.  This implies a continued, but slower contraction in the metalworking manufacturing environment.  Details released with the September MBI of 48.4 indicate contraction for the eighteenth consecutive month, including contraction in new orders and backlog.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Results of Operations

Fiscal Year Ended September 3, 2016 Compared to the Fiscal Year Ended August 29, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 3, 2016		August 29, 2015
	(53 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$2,863,505	100.0%	$2,910,379	100.0%	$(46,874)	(1.6)%
Cost of goods sold	1,574,647	55.0%	1,593,804	54.8%	(19,157)	(1.2)%
Gross profit	1,288,858	45.0%	1,316,575	45.2%	(27,717)	(2.1)%
Operating expenses	912,898	31.9%	937,046	32.2%	(24,148)	(2.6)%
Income from operations	375,960	13.1%	379,529	13.0%	(3,569)	(0.9)%
Total other expense	(4,229)	(0.1)%	(6,388)	(0.2)%	2,159	(33.8)%
Income before provision for income taxes	371,731	13.0%	373,141	12.8%	(1,410)	(0.4)%
Provision for income taxes	140,515	4.9%	141,833	4.9%	(1,318)	(0.9)%
Net income	$231,216	8.1%	$231,308	7.9%	$(92)	(0.0)%

Net Sales

Net sales decreased 1.6% or approximately $46.9 million, for the fiscal year ended 2016. We estimate that this decrease in net sales is comprised of: (i) approximately $82.0 million of lower sales volume; (ii) approximately $13.6 million from pricing, which includes changes in customer and product mix, discounting and other items; (iii) approximately $7.3 million from unfavorable foreign currency fluctuations; partially offset by (iv) approximately $56.0 million in sales attributable to an extra week in fiscal 2016.  Of the total decrease in net sales, sales other than to our government and national account programs (“Large Account Customers”) decreased by approximately $72.2 million, partially offset by an increase of sales to our Large Account Customers of approximately $25.3 million.

The table below shows the change in our fiscal quarterly and annual 2016 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2016 vs. 2015 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Fourteen Week Period Ended Fiscal Q4	Fiscal Year Ended	% of Total Business

Total Company	(3.3)%	(3.2)%	(3.9)%	(3.6)%	(3.5)%
Manufacturing Customers(1)	(4.9)%	(5.6)%	(6.8)%	(6.1)%	(5.8)%	68%
Non-Manufacturing Customers(1)	1.3%	2.6%	2.6%	3.3%	2.5%	32%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size decreased to approximately $412 in fiscal 2016 as compared to $417 in fiscal 2015.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 58.2% of consolidated net sales in fiscal 2016, compared to 55.6% of consolidated net sales in fiscal 2015. This increase was primarily associated with the MSC website, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.0% in fiscal 2016 as compared to 45.2% in fiscal 2015.  The decline was primarily a result of changes in pricing and customer mix.

Operating Expenses

Operating expenses decreased 2.6% to $912.9 million in fiscal 2016, as compared to $937.0 million in fiscal 2015 despite having a 53rd week in fiscal 2016. This decrease was primarily the result of cost savings initiatives implemented throughout the full fiscal 2016, including lower payroll costs and discretionary spending.  As a result, spending on items such as outside personnel, advertising, professional fees, and travel and entertainment expenses decreased compared to fiscal 2015. While lower volume did contribute a portion of the operating expense reduction, volume related expenses such as freight reduced faster than sales. These decreases were partially offset by increases in medical costs.  Also, approximately $1.1 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition and approximately $3.4 million of executive separation costs were included in operating expenses for fiscal year 2015.

Operating expenses represented approximately 31.9% of net sales in fiscal 2016, as compared to approximately 32.2% in fiscal 2015, respectively.  Excluding the reduction in non-recurring charges discussed above, operating expenses as a percentage of net sales in fiscal 2016 remained below the prior fiscal year level. This is due to the cost savings initiatives mentioned above.

Payroll and payroll related costs represented approximately 55.0% of total operating expenses in fiscal 2016, as compared to approximately 53.3% in fiscal 2015.  Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. An increase in fringe benefit costs was the main driver for the increase in payroll and payroll related costs in fiscal 2016 as compared to fiscal 2015.  Effective January 1, 2016, the Company transitioned from a self-insured plan to a fully insured private healthcare exchange. As a result of associates anticipating this transition, the Company experienced increased medical costs towards the end of calendar year 2015. These increases were offset by lower payroll costs, including sales commissions and overtime costs.

Freight expense was approximately $118.2 million in fiscal 2016, as compared to $123.9 million in fiscal 2015. The primary driver of this decrease was decreased sales.

Income from Operations

Income from operations decreased 0.9% to $376.0 million in fiscal 2016, as compared to $379.5 million in fiscal 2015. This decrease was primarily attributable to a decrease in gross profit, offset in part by a decrease in operating expenses described above. Income from operations as a percentage of net sales increased to 13.1% in fiscal 2016 as compared to 13.0% for the prior fiscal year primarily due to a decrease in operating expenses as discussed above, partially offset by a decrease in gross margin.

Other Expense

The decrease in other expense in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in interest expense resulting from lower Credit Facility balances during the first three quarters of fiscal 2016.

Provision for Income Taxes

Our fiscal 2016 effective tax rate was 37.8% as compared to 38.0% in fiscal 2015. This fluctuation resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

The factors which affected net income for fiscal 2016 as compared to the prior period have been discussed above.

Fiscal Year Ended August 29, 2015 Compared to the Fiscal Year Ended August 30, 2014

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 29, 2015		August 30, 2014
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$2,910,379	100.0%	$2,787,122	100.0%	$123,257	4.4%
Cost of goods sold	1,593,804	54.8%	1,500,866	53.9%	92,938	6.2%
Gross profit	1,316,575	45.2%	1,286,256	46.1%	30,319	2.4%
Operating expenses	937,046	32.2%	903,072	32.4%	33,974	3.8%
Income from operations	379,529	13.0%	383,184	13.7%	(3,655)	(1.0)%
Total other expense	(6,388)	(0.2)%	(3,659)	(0.1)%	(2,729)	74.6%
Income before provision for income taxes	373,141	12.8%	379,525	13.6%	(6,384)	(1.7)%
Provision for income taxes	141,833	4.9%	143,458	5.1%	(1,625)	(1.1)%
Net income	$231,308	7.9%	$236,067	8.5%	$(4,759)	(2.0)%

Net Sales

Net sales increased 4.4%, or approximately $123.3 million, for the fiscal year ended 2015.  We estimate that this $123.3 million increase in net sales is comprised of: (i) approximately $135.1 million of higher sales volume; partially offset by (ii) $3.7 million from pricing, which includes changes in customer and product mix, discounting and other items; and (iii) approximately $8.1 million from unfavorable foreign currency fluctuations. Of the above $123.3 million increase in net sales, our Large Account Customers increased by approximately $108.0 million and there was an increase in our remaining business of approximately $15.3 million.

The table below shows the change in our fiscal quarterly and annual 2015 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2015 vs. 2014 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended	% of Total Business

Total Company	7.8%	6.8%	3.5%	0.1%	4.4%
Manufacturing Customers(1)	4.8%	4.1%	1.2%	(1.8)%	2.0%	70%
Non-Manufacturing Customers(1)	15.6%	14.0%	10.1%	5.4%	11.0%	30%

(1)	Excludes U.K. operations.

Exclusive of customers in the U.K., average order size increased to approximately $417 in fiscal 2015 as compared to $409 in fiscal 2014.

Sales made through our eCommerce platforms represented 55.6% of consolidated net sales in fiscal 2015, compared to 48.0% of consolidated net sales in fiscal 2014. This increase was primarily associated with the MSC website, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.2% in fiscal 2015 as compared to 46.1% in fiscal 2014. The decline in gross profit margin was primarily a result of increases in product costs, changes in pricing, customer and product mix and growth in our vending program sales.

Operating Expenses

Operating expenses increased 3.8% to $937.0 million in fiscal 2015, as compared to $903.1 million in fiscal 2014. The increase is primarily the result of increased payroll and payroll related costs to support our increased revenues, increased depreciation expense associated primarily with our infrastructure and other growth investments, and increased advertising costs related to additional advertising activities. This increase was partially offset by a decrease in the incentive compensation accrual, in addition to decreases in non-recurring integration costs and restructuring charges associated with the CCSG acquisition and in relocation expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina.  Approximately $1.1 million and $11.8 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition were included in operating expenses in fiscal years 2015 and 2014, respectively. Approximately $3.4 million and $3.0 million of executive separation costs were included in operating expenses for fiscal years 2015 and 2014, respectively.  In addition, approximately $2.6 million of expenses associated with the establishment of our co-located headquarters in Davidson, North Carolina were included in operating expenses in fiscal 2014.

Operating expenses represented approximately 32.2% of net sales in fiscal 2015, as compared to approximately 32.4% in fiscal 2014. Excluding the reduction in the non-recurring charges discussed above, operating expenses as a percentage of net sales in fiscal 2015 increased as compared to the prior fiscal year.

Payroll and payroll related costs represented approximately 53.3% of total operating expenses in fiscal 2015, as compared to approximately 53.5% in fiscal 2014. Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs.  Salary, incentive compensation and sales commission increased in fiscal 2015 as compared to the prior fiscal year, primarily due to an increase in salaries as a result of an increase in our staffing levels primarily related to sales associates and other program development and volume related positions to support our growth initiatives as well as significant investments in vending programs. Fringe benefit costs increased as a result of increased medical costs of our self-insured group health plan. There was an increase in the number of participants in the plan as a result of the increases in headcount discussed above, which resulted in an increase in the number of medical claims filed. The number of medical claims filed increased 7.0% in fiscal 2015 as compared to fiscal 2014. In addition, the average cost per claim increased by 5.3% in fiscal 2015 as compared to fiscal 2014. These increases were partially offset by a decrease in the incentive compensation accrual.

Freight expense was approximately $123.9 million in fiscal 2015, as compared to $119.8 million in fiscal 2014.  The primary driver of this increase was increased sales.

Income from Operations

Income from operations decreased 1.0% to $379.5 million in fiscal 2015, as compared to $383.2 million in fiscal 2014. The decrease was primarily attributable to the increase in operating expenses described above, offset in part by an increase in gross profit. Income from operations as a percentage of net sales decreased to 13.0% in fiscal 2015 as compared to 13.7% for fiscal 2014 primarily due to a decrease in the gross profit margin as discussed above.

Other Expense

The increase in other expense in fiscal 2015 compared to fiscal 2014 was primarily due to increases in interest expense due to borrowings under our Credit Facility in fiscal 2015.

Provision for Income Taxes

Our fiscal 2015 effective tax rate was 38.0% as compared to 37.8% in fiscal 2014. This fluctuation resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

The factors which affected net income for fiscal 2015 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

	September 3,	August 29,
	2016	2015	$ Change
Total debt	$606,822	$427,284	$179,538
Less: Cash and cash equivalents	(52,890)	(38,267)	(14,623)
Net debt	$553,932	$389,017	$164,915
Equity	$1,098,376	$1,332,870	$(234,494)

As of September 3, 2016, we held $52.9 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, adding new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under credit facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At September 3, 2016, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt (discussed below), as well as all capital leases and financing arrangements, were approximately $607.8 million. At August 29, 2015, total borrowings outstanding, representing amounts due under the Credit Facility and all capital leases and financing arrangements, were approximately $428.3 million.

As a distributor, maintaining adequate working capital to meet our customer needs is paramount. For the fiscal year ended September 3, 2016, working capital management was the main contributor to the increase in the generation of cash flow. Our cash flow from operations is generally utilized to meet capital expenditure commitments for property, plant and equipment which typically consist of information technology assets, warehouse equipment, office furniture and fixtures, building and leasehold improvements, construction and expansion, and vending machines. Therefore, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital mostly due to the rate of increases or decreases in sales.

We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

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

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014

	(Amounts in thousands)
Net cash provided by operating activities	$401,103	$249,791	$272,406
Net cash used in investing activities	$(87,930)	$(51,405)	$(94,206)
Net cash used in financing activities	$(298,368)	$(207,045)	$(187,039)
Effect of foreign exchange rate changes on cash and cash equivalents	$(182)	$(228)	$117
Net increase (decrease) in cash and cash equivalents	$14,623	$(8,887)	$(8,722)

Tender Offer and Stock Purchase

In August 2016, the Company completed its “modified Dutch auction” tender offer and purchased 3.8 million shares of the Company’s Class A common stock that were validly tendered and not validly withdrawn at a price of $72.50 per share. The Company also completed its stock purchase of an aggregate of 1.2 million shares of its Class A common stock certain of its Class B shareholders at a purchase price of $72.50 per share. See Note 9 “Shareholders’ Equity” in the Notes to the Consolidated Financial Statements for more information about the tender offer and the stock purchase.

Operating Activities

Net cash provided by operating activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $401.1 million and $249.8 million, respectively. There are various increases and decreases contributing to this change. Decreases in inventories and accounts receivable as a result of decreased sales volume contributed to the majority of the increase in net cash provided by operating activities.

Net cash provided by operating activities for the fiscal years ended August 29, 2015 and August 30, 2014 was $249.8 million and $272.4 million, respectively. There are various increases and decreases contributing to this change. An increase in inventories to support increased sales volume contributed to the majority of the decrease in net cash provided by operating activities.

	Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014

	(Dollars in thousands)
Working Capital	$502,889	$610,089	$652,601
Current Ratio	2.1	2.4	3.1

The decrease in working capital and the current ratio at September 3, 2016 compared to August 29, 2015 is primarily related to the decreases in inventories, as well as additional borrowings under the revolving loan facility in fiscal 2016.  The decrease in working capital and the current ratio at August 29, 2015 compared to August 30, 2014 is primarily related to the additional borrowings under the revolving loan facility in fiscal 2015, partially offset by the increase in inventories.

Investing Activities

Net cash used in investing activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $87.9 million and $51.4 million, respectively. The increase in net cash used in investing activities resulted primarily from cash used of approximately $33.7 million for the purchase of the Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated.

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

Financing Activities

Net cash used in financing activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $298.4 million and $207.0 million, respectively. The major components contributing to the use of cash for fiscal 2016 were repurchases of shares of Class A common stock of $383.8 million, mostly related to our tender offer and stock purchase referenced above, repayments on the Credit Facility of $301.0 million related to both the revolving loan facility and term loan facility, and cash dividends paid of $105.8 million. This was partially offset by borrowings under the revolving loan facility and Private Placement Debt in the amount of $305.0 million and $175.0 million, respectively.

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

Long-term Debt

Credit Facility

In April 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million credit facility (the “Credit Facility”). See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about  the Credit Facility.

During fiscal 2016,  we borrowed $305.0 million under the revolving loan facility and repaid $276.0 million of the revolving loan facility and $25.0 million of the term loan facility. As of September 3, 2016, there were $187.5 million and $217.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $267.0 million represents current maturities.  As of August 29, 2015, there were $212.5 million and $188.0 million of borrowings outstanding under the term loan facility and the revolving credit facility, respectively, of which $213.0 million represents current maturities.

At September 3, 2016, we were in compliance with the operating and financial covenants of the Credit Facility. The Company repaid borrowings of $66.0 million under the revolving loan facility and $12.5 million under the term loan facility in September and October 2016. The current unused balance of $249.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Private Placement Debt

In July 2016, in connection with our tender offer and stock purchase, we completed the issuance and sale of unsecured senior notes. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about this transaction.

Capital Expenditures

Infrastructure Investments

In August 2016, we purchased the Atlanta CFC and the real property on which the Atlanta CFC is situated for a purchase price of $33.7 million.  The Atlanta CFC had previously been leased since 1989.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about this transaction.

In connection with our new customer fulfillment center in Columbus, Ohio, we spent approximately $3.3 million in fiscal 2015 for costs to outfit the facility. We completed construction and began operations on September 30, 2014.

Upgrade of Core Financial Systems

In fiscal 2016, we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $6.6 million in fiscal 2016. We expect to incur capital expenditures between $11.0 million and $13.0 million in fiscal 2017. We expect to complete this project in Spring 2017.

Related Party Transactions

Atlanta CFC Purchase

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc. completed a transaction with Mitchmar Atlanta Properties, Inc. to purchase the Company’s Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated for a purchase price of $33.7 million.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about this transaction.

Stock Purchase Agreement

In August 2016, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about the stock purchase.

Contractual Obligations

The following table summarizes our contractual obligations at September 3, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations(1)	$32,031	$12,081	$13,353	$5,168	$1,429
Capital lease obligations and financing obligations, net of interest(2)	28,268	471	690	27,107	—
Maturities of long-term debt obligations, net of interest	579,500	267,000	137,500	—	175,000
Estimated interest on debt, capital lease and financing obligations(3)	48,210	7,927	11,816	9,992	18,475
Total contractual obligations	$688,009	$287,479	$163,359	$42,267	$194,904

(1)

Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2026. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2020.

(2)

As of September 3, 2016, the Company has entered into various capital leases and financing obligations for certain information technology equipment, which expire on varying dates through fiscal 2020. In addition, included in this table is the long-term capital lease with the Columbus-Franklin County Finance Authority entered into in connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio.

(3)

Assumed interest rate of 1.52% through the maturity date which was the applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at September 3, 2016.  Fixed interest rates of 2.65% and 2.90% were used through the maturity dates on the Private Placement Debt.

The Company has recorded a non-current liability of $4.7 million for tax uncertainties and interest for the fiscal year ended September 3, 2016. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 6 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2016,  2015 and 2014, actual results did not vary materially from estimated amounts.

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

At September 3, 2016, our goodwill totaled $624.1 million and our indefinite-lived intangible assets totaled $14.1 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets are less than their carrying values. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarters of 2016 and 2015. The results of the assessments indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts.

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

Refer to Note 2 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

In April 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million credit facility (the “Credit Facility”).  See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about  the Credit Facility.

Borrowings under our Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $2.7 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of September 3, 2016 and August 29, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at September 3, 2016 and August 29, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 3, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of September 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated November 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
November 1, 2016

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 3,	August 29,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,890	$38,267
Accounts receivable, net of allowance for doubtful accounts of $12,353 and $11,312, respectively	392,463	403,468
Inventories	444,221	506,631
Prepaid expenses and other current assets	45,290	39,067
Deferred income taxes	46,627	44,643
Total current assets	981,491	1,032,076
Property, plant and equipment, net	320,544	291,156
Goodwill	624,081	623,626
Identifiable intangibles, net	105,307	119,805
Other assets	33,528	33,523
Total assets	$2,064,951	$2,100,186
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit note	$217,000	$188,000
Current maturities of long-term debt	50,050	25,165
Accounts payable	110,601	114,328
Accrued liabilities	100,951	94,494
Total current liabilities	478,602	421,987
Long-term debt, net of current maturities	339,772	214,119
Deferred income taxes and tax uncertainties	148,201	131,210
Total liabilities	966,575	767,316
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 52,992,682 and 56,400,070 shares issued, respectively	53	56
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,933,233 and 13,295,747 shares issued and outstanding, respectively	12	13
Additional paid-in capital	584,017	604,905
Retained earnings	1,040,148	1,232,381
Accumulated other comprehensive loss	(19,098)	(17,252)
Class A treasury stock, at cost, 8,344,514 and 8,037,696 shares, respectively	(506,756)	(487,233)
Total shareholders’ equity	1,098,376	1,332,870
Total liabilities and shareholders’ equity	$2,064,951	$2,100,186

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
NET SALES	$2,863,505	$2,910,379	$2,787,122
COST OF GOODS SOLD	1,574,647	1,593,804	1,500,866
Gross profit	1,288,858	1,316,575	1,286,256
OPERATING EXPENSES	912,898	937,046	903,072
Income from operations	375,960	379,529	383,184
OTHER INCOME (EXPENSE):
Interest expense	(5,807)	(6,340)	(3,874)
Interest income	654	771	414
Other income (expense), net	924	(819)	(199)
Total other expense	(4,229)	(6,388)	(3,659)
Income before provision for income taxes	371,731	373,141	379,525
Provision for income taxes	140,515	141,833	143,458
Net income	$231,216	$231,308	$236,067
PER SHARE INFORMATION:
Net income per common share:
Basic	$3.78	$3.75	$3.78
Diluted	$3.77	$3.74	$3.76
Weighted average shares used in computing net income per common share:
Basic	60,908	61,292	62,026
Diluted	61,076	61,487	62,339

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$231,216	$231,308	$236,067
Foreign currency translation adjustments	(1,846)	(12,198)	(627)
Comprehensive income	$229,370	$219,110	$235,440

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 3, 2016 (53 weeks), AUGUST 29, 2015 (52 weeks), AND AUGUST 30, 2014 (52 weeks),

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
BALANCE at August 31, 2013	54,634	$55	14,141	$14	$528,770	$1,132,868	$(4,427)	5,341	$(266,897)	$1,390,383
Exchange of Class B common stock for Class A common stock	845	1	(845)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $5,573	402	—	—	—	26,020	—	—	—	—	26,020
Common stock issued under associate stock purchase plan	—	—	—	—	1,992	—	—	(54)	2,006	3,998
Issuance of restricted common stock, net of cancellations	99	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	—	—	—	—	260	—	—	—	—	260
Stock-based compensation	—	—	—	—	16,688	—	—	—	—	16,688
Purchase of treasury stock	—	—	—	—	—	—	—	2,370	(191,359)	(191,359)
Cash dividends paid on Class A common stock	—	—	—	—	—	(64,393)	—	—	—	(64,393)
Cash dividends paid on Class B common stock	—	—	—	—	—	(18,214)	—	—	—	(18,214)
Dividend equivalent units declared	—	—	—	—	—	(260)	—	—	—	(260)
Foreign currency translation adjustment	—	—	—	—	—	—	(627)	—	—	(627)
Net income	—	—	—	—	—	236,067	—	—	—	236,067
BALANCE at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $3,299	185	—	—	—	14,418	—	—	—	—	14,418
Common stock issued under associate stock purchase plan	—	—	—	—	1,854	—	—	(63)	2,431	4,285
Issuance of restricted common stock, net of cancellations	97	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	138	—	—	—	708	—	—	—	—	708
Stock-based compensation	—	—	—	—	14,195	—	—	—	—	14,195

Purchase of treasury stock	—	—	—	—	—	—	—	444	(33,414)	(33,414)
Cash dividends paid on Class A common stock	—	—	—	—	—	(223,071)	—	—	—	(223,071)
Cash dividends paid on Class B common stock	—	—	—	—	—	(61,160)	—	—	—	(61,160)
Dividend equivalent units declared	—	—	—	—	—	(764)	—	—	—	(764)
Foreign currency translation adjustment	—	—	—	—	—	—	(12,198)	—	—	(12,198)
Net income	—	—	—	—	—	231,308	—	—	—	231,308
BALANCE at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exchange of Class B common stock for Class A common stock	1,363	1	(1,363)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $830	144	1	—	—	8,239	—	—	—	—	8,240
Common stock issued under associate stock purchase plan	—	—	—	—	1,649	—	—	(64)	2,435	4,084
Issuance of restricted common stock, net of cancellations	(15)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	74	—	—	—	147	—	—	—	—	147
Stock-based compensation	—	—	—	—	13,985	—	—	—	—	13,985
Purchase of treasury stock	—	—	—	—	—	—	—	5,344	(384,111)	(384,111)
Retirement of treasury stock	(4,973)	(5)			(44,908)	(317,240)		(4,973)	362,153	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(83,000)	—	—	—	(83,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(22,778)	—	—	—	(22,778)
Dividend equivalent units declared	—	—	—	—	—	(431)	—	—	—	(431)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,846)	—	—	(1,846)
Net income	—	—	—	—	—	231,216	—	—	—	231,216
BALANCE at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376

See accompanying notes to consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 3, 2016, AUGUST 29, 2015 AND AUGUST 30, 2014

(In thousands)

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,216	$231,308	$236,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,930	69,729	64,946
Stock-based compensation	13,985	14,195	16,688
Loss on disposal of property, plant, and equipment	752	1,453	2,361
Provision for doubtful accounts	6,997	6,665	4,629
Deferred income taxes and tax uncertainties	15,007	15,035	11,829
Excess tax benefits from stock-based compensation	(1,536)	(3,956)	(5,480)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	2,595	(29,347)	(41,460)
Inventories	61,047	(59,008)	(30,342)
Prepaid expenses and other current assets	(6,303)	1,268	(6,319)
Other assets	142	(1,354)	1,857
Accounts payable and accrued liabilities	5,271	3,803	17,630
Total adjustments	169,887	18,483	36,339
Net cash provided by operating activities	401,103	249,791	272,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(87,930)	(51,405)	(70,617)
Investment in available for sale securities	—	—	(25,023)
Cash used in business acquisitions, net of cash received	—	—	1,434
Net cash used in investing activities	(87,930)	(51,405)	(94,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(383,798)	(33,414)	(191,359)
Payments of regular cash dividends	(105,778)	(98,828)	(82,607)
Payment of special cash dividend	—	(185,403)	—
Payments on capital lease and financing obligations	(1,090)	(2,290)	(1,851)
Excess tax benefits from stock-based compensation	1,536	3,956	5,480
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,084	4,285	3,998
Proceeds from exercise of Class A common stock options	7,410	11,119	20,447
Borrowings under financing obligations	453	530	1,353
Borrowings under Credit Facility	305,000	336,000	135,000
Proceeds from Private Placement Loan	175,000	—	—
Private Placement Loan financing costs	(185)	—	—
Payment of notes payable and revolving credit note under the Credit Facility	(301,000)	(243,000)	(77,500)
Net cash used in financing activities	(298,368)	(207,045)	(187,039)
Effect of foreign exchange rate changes on cash and cash equivalents	(182)	(228)	117
Net increase (decrease) in cash and cash equivalents	14,623	(8,887)	(8,722)
CASH AND CASH EQUIVALENTS, beginning of the year	38,267	47,154	55,876
CASH AND CASH EQUIVALENTS, end of the year	$52,890	$38,267	$47,154
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$127,965	$122,988	$128,558
Cash paid for interest	$4,986	$5,843	$3,087

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 85 branch offices and 12 customer fulfillment centers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal year 2016 contain activity for 53 weeks while 2015 and 2014 contain activity for 52 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, with approximately 366,000 active customer accounts (customers that have made at least one purchase in the last 12 months) at September 3, 2016 (excluding U.K. operations). The Company sells its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Receivables are generally due within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and provides a reserve for accounts that are potentially uncollectible.

The Company’s cash include deposits with commercial banks. The terms of these deposits and investments provide that all monies are available to the Company upon demand.    The Company maintains the majority of its cash with high quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the United States financial systems could limit access to funds and/or result in a loss of principal.

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

Goodwill and Other Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Goodwill increased $455 in fiscal 2016, related to foreign currency translation adjustments. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets are less than their carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessment of goodwill performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment of goodwill for fiscal years 2016, 2015 and 2014. Based on the qualitative assessment of intangible assets that have indefinite lives performed by the Company in its fiscal fourth quarters of 2016 and 2015 and the quantitative assessment performed by the Company in its fiscal fourth quarter of 2014, there were no indicators of impairment of intangible assets that have indefinite lives.

The components of the Company’s other intangible assets for the fiscal years ended September 3, 2016 and August 29, 2015 are as follows:

				For the Fiscal Years Ended
				September 3, 2016		August 29, 2015
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$175,160	$(85,316)	$175,160	$(73,508)
Contract Rights		10		23,100	(23,100)	23,100	(21,368)
Trademark	1	-	5	3,613	(2,282)	2,900	(1,609)
Trademarks	Indefinite			14,132	—	15,130	—
Total				$216,005	$(110,698)	$216,290	$(96,485)

For fiscal years 2016 and 2015 the Company recorded approximately $112 and $212 of intangible assets, respectively, consisting of the registration and application of new trademarks. During fiscal 2016, approximately $397 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $14,478,  $16,580, and $16,851 during fiscal years 2016, 2015, and 2014, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2017	$8,006
2018	7,804
2019	7,338
2020	6,485
2021	5,799

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite lived intangible assets and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2016, 2015 and 2014.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($5,174 and $4,948 at September 3, 2016 and August 29, 2015, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less from the date the catalogs are mailed. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor sponsored programs, included in operating expenses in the consolidated statements of income, was approximately $19,242,  $24,101 and $20,799 during the fiscal years 2016, 2015, and 2014, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $118,174,  $123,900, and $119,796 during fiscal years 2016, 2015, and 2014, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of our restricted stock awards and units is based on the closing market price of our common stock on the date of grant. We estimated the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires us to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of our common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants. The expected volatility factor is based on the volatility of the Company's common stock for a period equal to the expected term of the stock option. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option and restricted stock award and unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and is included in “Class A treasury stock, at cost” on the accompanying consolidated balance sheets.  When the Company reissues treasury stock, the gains are recorded in additional paid-in capital (“APIC”), while the losses are recorded to APIC to the extent that the previous net gains on the reissuance of treasury stock are available to offset the losses.  If the loss is larger than the previous gains available, then the loss is recorded to retained earnings.  When treasury stock is retired, the par value of the repurchased shares is deducted from common stock and the excess repurchase price over par is deducted by allocation to both APIC and retained earnings.  The amount allocated to APIC is calculated as the original cost of APIC per share outstanding using the first-in, first-out flow assumption and is applied to the number of shares repurchased.  Any remaining amount is allocated to retained earnings.

Related Party Transactions

Atlanta CFC Purchase

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc. (“Sid Tool”) completed a transaction with Mitchmar Atlanta Properties, Inc. (“Mitchmar”) to purchase our Atlanta CFC and the real property on which the Atlanta CFC is situated for a purchase price of $33,650.  Sid Tool had leased the Atlanta CFC from Mitchmar since 1989.  Mitchmar is owned by Mitchell Jacobson, the Company’s Chairman, and his sister, Marjorie Gershwind Fiverson, and two family related trusts, and the beneficiaries of one of such trusts include the children of Erik Gershwind, the Company’s Chief Executive Officer.  The purchase price was determined by an independent appraisal process, as provided in the lease agreement for the Atlanta facility.

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

We paid rent under an operating lease to Mitchmar of approximately $2,110, $2,318 and $2,297, respectively, for fiscal years 2016, 2015 and 2014 in connection with our occupancy of our Atlanta CFC.

Stock Purchase Agreement

In July 2016, the Company entered into an agreement (the “Stock Purchase Agreement”) with Mitchell Jacobson, the Company’s Chairman, his sister, Marjorie Gershwind Fiverson, Erik Gershwind, the Company’s President and Chief Executive Officer, and two other beneficial owners (collectively, the “Sellers”) of the Company’s Class B common stock.  Pursuant to the Stock Purchase Agreement, each Seller agreed to sell or cause to be sold by trusts or other entities on whose behalf such Seller acted, and the Company agreed to purchase, an aggregate number of shares of Class A common stock, at the price per share to be paid by the Company in the Company’s “modified Dutch auction” tender offer commenced on July 7, 2016, such that the Sellers’ aggregate percentage ownership and voting power in the Company would remain substantially the same as prior to the tender offer. The Sellers also agreed not to participate in the tender offer. The Stock Purchase Agreement was approved by the Nominating and Corporate Governance Committee of the Company’s Board of Directors, as well as by the disinterested members of the Company’s Board of Directors.  On August 19, 2016, pursuant to the Stock Purchase Agreement, the Company purchased an aggregate of 1,152 shares of its Class A common stock from the Sellers and/or such trusts or other entities at a purchase price of $72.50 per share, for an aggregate purchase price of approximately $83,524. The purchase price per share paid to the sellers pursuant to the Stock Purchase Agreement was equal to the purchase price per share paid to shareholders whose shares were purchased in the Company’s tender offer.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s taxable bonds are estimated based on observable inputs in non-active markets. Under this method, the Company’s fair value of the taxable bonds was not significantly different than the carrying value at September 3, 2016 and August 29, 2015. The fair values of the Company’s long-term debt, including current maturities are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at September 3, 2016 and August 29, 2015.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate were $4,432 and $4,693 as of September 3, 2016 and August 29, 2015, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments.  Foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) and Canada branches are not significant to the Company’s total operations. For fiscal 2016, U.K. and Canadian operations represented approximately 3% of the Company’s consolidated net sales.

Segment Reporting

The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. The Company’s results of operations are reviewed by the Chief Executive Officer on a consolidated basis and the Company operates in only one segment. Substantially all of the Company’s revenues and long-lived assets are in the United States. We do not disclose revenue information by product category as it is impracticable to do so as a result of our numerous product offerings and the way our business is managed.

Recently Adopted Accounting Pronouncements

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The FASB allowed early adoption of this standard, and therefore, the Company adopted ASU 2015-03 during the fourth quarter of fiscal 2016.  As a result of adopting this standard on a retrospective basis, $1,020 of debt issuance costs that were previously presented in long-term other assets as of August 29, 2015 are now included within current maturities of long-term debt and long-term debt, net of current maturities.

Accounting Pronouncements Not Yet Adopted

Share-based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted. The new standard is effective for the Company for its fiscal 2018 first quarter.  The Company is currently evaluating the impact the adoption of the pronouncement may have on its financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. ASU 2016-02 requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018.  The new standard is effective for the Company for its fiscal 2020 first quarter. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2016 presentation.  These reclassifications did not have a material impact on the presentation of the consolidated financial statements.  See “Recently Adopted Accounting Pronouncements” above regarding the impact of our adoption of ASU 2015-03 upon the classification of debt issuance costs in our consolidated balance sheets.

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

As of September 3, 2016 and August 29, 2015, the Company did not have any cash equivalents.

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,022 at both September 3, 2016 and August 29, 2015) are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during fiscal year 2016. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at September 3, 2016, approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of September 3, 2016 and August 29, 2015 due to the short-term maturity of these items.

During the fiscal years ended September 3, 2016 and August 29, 2015, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended September 3, 2016,  August 29, 2015 and August 30, 2014, respectively:

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)

Net income as reported	$231,216	$231,308	$236,067
Less: Distributed net income available to participating securities	(308)	(1,350)	(481)
Less: Undistributed net income available to participating securities	(601)	—	(1,146)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$230,307	$229,958	$234,440
Add: Undistributed net income allocated to participating securities	601	—	1,146
Less: Undistributed net income reallocated to participating securities	(600)	—	(1,140)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$230,308	$229,958	$234,446

Denominator:
Weighted average shares outstanding for basic net income per share	60,908	61,292	62,026
Effect of dilutive securities	168	195	313
Weighted average shares outstanding for diluted net income per share	61,076	61,487	62,339

Net income per share Two-class method:
Basic	$3.78	$3.75	$3.78
Diluted	$3.77	$3.74	$3.76

Antidilutive stock options of 843 and 678 were not included in the computation of diluted earnings per share for the fiscal years ended September 3, 2016 and August 29, 2015.  There were no antidilutive stock options included in the computation of diluted earnings per share for the fiscal year ended August 30, 2014.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				September 3,	August 29,
	Number of Years			2016	2015
Land		—		$27,205	$20,783
Building and improvements	3	-	40	178,828	150,870
Leasehold improvements	The lesser of lease term or 31.5			2,551	4,384
Furniture, fixtures and equipment	3	-	20	172,347	165,589
Computer systems, equipment and software	3	-	5	317,096	289,873
				698,027	631,499
Less: accumulated depreciation and amortization				377,483	340,343
Total				$320,544	$291,156

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $796 and $847 at September 3, 2016 and August 29, 2015, respectively.

Depreciation expense was $57,052,  $52,799 and $47,729 for the fiscal years ended September 3, 2016,  August 29, 2015, and August 30, 2014, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
Current:
Federal	$109,699	$109,575	$115,186
State and local	15,621	17,339	16,528
	125,320	126,914	131,714
Deferred:
Federal	13,993	13,987	10,369
State and local	1,202	932	1,375
	15,195	14,919	11,744
Total	$140,515	$141,833	$143,458

Significant components of deferred tax assets and liabilities are as follows:

	September 3,	August 29,
	2016	2015
Deferred tax liabilities:
Depreciation	$(53,580)	$(51,204)
Deferred catalog costs	(1,347)	(1,155)
Goodwill	(88,607)	(73,996)
	(143,534)	(126,355)
Deferred tax assets:
Accounts receivable	4,089	3,807
Inventory	9,995	9,036
Deferred compensation	1,710	2,409
Stock based compensation	9,813	9,831
Intangible amortization	11,933	11,788
Other	9,087	7,772
	46,627	44,643
Net Deferred Tax Liabilities	$(96,907)	$(81,712)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.0	3.1	3.1
Other, net	(0.2)	(0.1)	(0.3)
Effective income tax rate	37.8%	38.0%	37.8%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2016 and 2015 were as follows:

	September 3,	August 29,
	2016	2015
Beginning Balance	$10,333	$9,350
Additions for tax positions relating to current year	2,745	2,617
Additions for tax positions relating to prior years	—	104
Settlements	(174)	(41)
Lapse of statute of limitations	(2,294)	(1,697)
Ending Balance	$10,610	$10,333

Included in the balance of unrecognized tax benefits at September 3, 2016 is $1,039 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2016,  2015 and 2014 provisions include interest and penalties of $6,  $19 and $0, respectively. The Company has accrued $235 and $163 for interest and penalties as of September 3, 2016 and August 29, 2015, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2013 and state income tax examinations through fiscal 2012.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 3,	August 29,
	2016	2015
Accrued payroll and fringe	$31,416	$25,597
Accrued bonus	12,728	12,820
Accrued sales, property and income taxes	13,541	12,259
Accrued sales rebates and returns	14,206	13,394
Accrued other	29,060	30,424
Total accrued liabilities	$100,951	$94,494

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at September 3, 2016 and August 29, 2015 consisted of the following:

	September 3,	August 29,
	2016	2015

Credit Facility:
Revolver	$217,000	$188,000
Term loan	187,500	212,500
Private Placement Debt:
Senior notes, series A	75,000	-
Senior notes, series B	100,000	-
Capital lease and financing obligations	28,268	27,804
Less: unamortized debt issuance costs	(946)	(1,020)
Total debt	$606,822	$427,284
Less: current maturities of long-term debt(1)	(267,050)	(213,165)
Long-term debt	$339,772	$214,119

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2013, in connection with the acquisition of its Class C Solutions Group, the Company entered into a new $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures in April 2018, provides for a five-year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at September 3, 2016 was 1.52%, which represented LIBOR plus 1.00%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

The Credit Facility contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

During fiscal 2016, the Company borrowed $305,000 under the revolving loan facility and repaid $276,000 and $25,000 of the revolving loan facility and term loan facility, respectively.  During fiscal 2015, the Company borrowed $336,000 under the revolving loan facility and repaid $218,000 and $25,000 of the revolving loan facility and term loan facility, respectively.

At September 3, 2016 and August 29, 2015, the Company was in compliance with the operating and financial covenants of the Credit Facility.

Private Placement Debt

In July 2016, in connection with the Company’s “modified Dutch auction” tender offer, the Company completed the issuance and sale of the following unsecured senior notes (collectively “Private Placement Debt”):

•	$75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 (“Senior notes, series A”); and

•	$100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026 (“Senior notes, series B”)

The Private Placement Debt is due, in full, on the stated maturity dates.  Interest is payable semi-annually at the fixed stated interest rates. The Private Placement Debt contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Private Placement Debt. At September 3, 2016, the Company was in compliance with the operating and financial covenants of the Private Placement Debt.

Maturities of debt, excluding capital lease and financing obligations, as of September 3, 2016 are as follows:

Maturities of
Fiscal Year	Debt
2017	$267,000
2018	137,500
2019	—
2020	—
2021	—
Thereafter	175,000
Total	$579,500

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At September 3, 2016 and August 29, 2015, the capital lease obligation was approximately $27,022.   Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center in the amount of $27,022 outstanding at both September 3, 2016 and August 29, 2015.

From time to time, the Company enters into capital leases and financing arrangements to purchase certain equipment. The equipment acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the fiscal year ended September 3, 2016, the Company entered into a capital lease and various financing obligations for certain information technology equipment totaling $1,321 and $453, respectively. During the fiscal year ended August 29, 2015, the Company entered into various capital leases and financing obligations for certain information technology equipment totaling $530.

The gross amount of property and equipment acquired under these capital leases and financing agreements at September 3, 2016 and August 29, 2015 was approximately $30,298 and $32,535, respectively. Related accumulated amortization totaled $2,878 and $4,815 as of September 3, 2016 and August 29, 2015, respectively. Amortization expense of property and equipment acquired under these capital leases and financing arrangements was approximately $2,073 for the fiscal year ended 2016.

At September 3, 2016, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2017	$1,120
2018	993
2019	993
2020	27,324
Total minimum lease payments	$30,430
Less: amount representing interest	2,162
Present value of minimum lease payments	$28,268
Less: current portion	471
Long-term capital leases and financing arrangements	$27,797

9. SHAREHOLDERS’ EQUITY

Treasury Stock Purchases

In July 2016, the Company commenced a tender offer to purchase for cash up to $300,000 in value of shares of its Class A common stock through a “modified Dutch auction” tender offer at a price per share of not less than $66.00 and not greater than $72.50 (the “Tender Offer”). In addition, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock (the “Class B Holders”) to purchase (the “Stock Purchase”) from the Class B Holders a pro rata number of shares at the price per share to be paid by the Company in the Tender Offer, such that the Class B Holders’ percentage ownership and voting power in the Company would remain substantially the same as prior to the Tender Offer.  The Class B Holders also agreed not to participate in the Tender Offer.

In August 2016, the Company completed the Tender Offer and purchased 3,821 shares of the Company’s Class A common stock that were validly tendered and not validly withdrawn at a price of $72.50 per share. The Company also completed the Stock Purchase of an aggregate of 1,152 shares of its Class A common stock from the Class B Holders at a purchase price of $72.50 per share.  In total, as a result of the Tender Offer and Stock Purchase, the Company purchased 4,973 shares at a price of $72.50 per share for an aggregate cost of $360,566, excluding fees and expenses.  The Company incurred costs of $1,587 in connection with the Tender Offer and Stock Purchase resulting in a total cost of $362,153, or $72.82 per share for the shares repurchased, which were recorded to treasury stock.  The Company retired all 4,973 shares purchased as a result of the Tender Offer and Stock Purchase.

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). In 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of September 3, 2016, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,444 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2016 and 2015, the Company repurchased 5,344 shares and 444 shares, respectively, of its Class A common stock for $384,111 and $33,414, respectively. 72 and 112 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program during fiscal 2016 and 2015, respectively. Shares of the Company’s common stock purchased pursuant to the Tender Offer and the Stock Purchase, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program did not reduce the number of shares that may be repurchased under the Repurchase Plan.

The Company reissued 64 and 63 shares of treasury stock during fiscal 2016 and 2015, respectively, to fund the Associate Stock Purchase Plan (See Note 10).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of September 3, 2016, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 27, 2016, the Board of Directors declared a quarterly cash dividend of $0.45  per share, payable on November 29, 2016 to shareholders of record at the close of business on November 15, 2016. The dividend will result in a payout of approximately $25,461 based on the number of shares outstanding at October 17, 2016.

10. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC 718. Stock‑based compensation expense included in operating expenses for the fiscal years ended September 3, 2016, August 29, 2015 and August 30, 2014 was as follows:

	For the Fiscal Years Ended
	September 3,	August 29,	August 30,
	2016	2015	2014
Stock options	$4,382	$4,614	$5,324
Restricted share awards	6,112	8,139	8,898
Restricted stock units	3,205	1,105	2,167
Associate Stock Purchase Plan	286	337	299
Total	13,985	14,195	16,688
Deferred income tax benefit	(5,206)	(5,266)	(6,227)
Stock-based compensation expense, net	$8,779	$8,929	$10,461

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”).  The 2015 Omnibus Plan replaced the Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan.  Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units.  All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan.  Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares, of which 4,911 authorized shares of common stock were remaining as of September 3, 2016.

Stock Options

A summary of the status of the Company’s stock options at September 3, 2016 and changes during the fiscal year then ended is presented in the table and narrative below:

	2016
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,274	$73.10
Granted	586	58.90
Exercised	(144)	51.47
Canceled/Forfeited	(71)	74.68
Outstanding - end of year	1,645	$69.86
Exercisable - end of year	626	$71.78

The total intrinsic value of options exercised during the fiscal years ended September 3, 2016,  August 29, 2015 and August 30, 2014 was $3,129,  $3,390, and $13,988, respectively. The unrecognized share-based compensation cost related to stock option expense at September 3, 2016 was $7,088 and will be recognized over a weighted average of 2.4 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its common stock on the date of grant. Such options generally vest over a period four years and expire at seven years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

Expected Term — The estimate of expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants.

Expected Volatility — The expected volatility factor is based on the volatility of the Company's common stock for a period equal to the expected term of the stock option.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock option.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of paying quarterly dividends on its common stock.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended September 3, 2016,  August 29, 2015 and August 30, 2014 were as follows:

	2016	2015	2014
Expected life (in years)	3.9	3.9	3.9
Risk-free interest rate	1.09%	1.09%	0.93%
Expected volatility	21.8%	24.5%	26.6%
Expected dividend yield	2.40%	1.70%	1.70%
Weighted-Average Grant-Date Fair Value	$8.03	$14.06	$14.98

The following table summarizes information about stock options outstanding and exercisable at September 3, 2016:

Range of Exercise Prices	Number of Options Outstanding at September 3, 2016	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at September 3, 2016	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 54.52 – $ 58.90	643	5.5	$58.38	$10,166	77	1.1	$54.52	$1,515
58.91 – 69.46	364	2.7	68.26	2,153	309	2.6	68.04	1,892
69.47 – 81.76	288	4.1	81.61	3	148	4.1	81.55	2
81.77 – 83.03	350	5.1	83.02	—	92	5.1	83.02	—
	1,645	4.6	$69.86	$12,322	626	3.2	$71.78	$3,409

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended September 3, 2016 is as follows:

	2016
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	391	$75.39
Granted	1	62.31
Vested	(111)	67.34

Canceled/Forfeited	(16)	78.55
Non-vested restricted share awards at the end of the year	265	$78.58

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period.

The fair value of shares vested during the fiscal years ended September 3, 2016,  August 29, 2015 and August 30, 2014 was $7,518,  $8,107 and $14,214, respectively.

The unrecognized compensation cost related to the non-vested RSAs at September 3, 2016 is $9,284 and will be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended September 3, 2016 is as follows:

	2016
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	62	$55.09
Granted	207	58.83
Vested	(63)	54.69
Canceled/Forfeited	(8)	58.81
Non-vested restricted stock unit awards at the end of the year	198	$58.98

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

The unrecognized compensation cost related to the RSUs at September 3, 2016 was $8,448 and is expected to be recognized over a period of 3.9 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of September 3, 2016, approximately 239 shares remain reserved for issuance under this plan. Associates purchased approximately 64 and 63 shares of common stock during fiscal 2016 and 2015 at an average per share price of $61.87 and $66.96, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2016,  2015, and 2014, the Company contributed $6,594,  $6,665 and $6,174, respectively, to the plan. The Company contributions are discretionary.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2026. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2020. At September 3, 2016, approximate minimum annual rentals on all such leases are as follows:

Fiscal Year	Total Rental Payments
2017	$12,081
2018	7,456
2019	5,897
2020	3,308
2021	1,860
Thereafter	1,429
Total	$32,031

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2016,  2015 and 2014 was approximately $13,428,  $14,504 and $16,329, respectively, including approximately $1,044,  $2,401 and $2,297, respectively, paid to a related party. As a result of the purchase of our Atlanta CFC, which was previously leased with a related party, rental expense was partially offset by the release of a deferred rent liability during fiscal 2016. See Note 2 “Summary of Significant Accounting Policies” for more information about this transaction.

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

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended September 3, 2016				Fiscal Year Ended August 29, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$706,819	$684,117	$727,495	$745,074	$731,091	$706,400	$745,483	$727,405
Gross profit	318,972	308,791	327,028	334,067	330,149	320,874	338,417	327,135
Income from operations	90,388	80,542	105,784	99,246	93,971	85,874	104,244	95,440
Net income	55,029	49,525	64,816	61,846	57,417	51,527	63,342	59,022
Net income per share:
Basic	0.89	0.81	1.06	1.03	0.92	0.84	1.03	0.96
Diluted	0.89	0.80	1.05	1.02	0.91	0.83	1.03	0.96

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 3, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 3, 2016, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 3, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of September 3, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 3, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 3, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In fiscal 2016, the Company initiated the upgrade of its core financial systems including the receivables, payables, treasury, fixed assets and general ledger and expects to complete these implementations in fiscal 2017. Changes in the Company’s key business applications and financial processes as a result of the continuing implementation of its core financial systems and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company’s internal control over financial reporting as a result of the core financial systems implementation. This ongoing implementation presents risks to maintain adequate internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 3, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 3, 2016 and August 29, 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 3, 2016 of the Company and our report dated November 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

November 1, 2016

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2017, or the 2016 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance—Compensation Committee.”  “Compensation Committee Report” and “Director Compensation” in the 2016 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2016 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 30 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended September 3, 2016.

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

Dated: November 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-
Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	November 1, 2016

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	November 1, 2016
/s/ RUSTOM JILLA Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 1, 2016
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	November 1, 2016
/s/ ROGER FRADIN Roger Fradin	Director	November 1, 2016
/s/ LOUISE GOESER Louise Goeser	Director	November 1, 2016
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	November 1, 2016
/s/ DENIS KELLY Denis Kelly	Director	November 1, 2016
/s/ STEVEN PALADINO Steven Paladino	Director	November 1, 2016
/s/ PHILIP PELLER Philip Peller	Director	November 1, 2016

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 30, 2014
Allowance for doubtful accounts(1)	$7,523	$4,629	$—	$2,842	$9,310
Deducted from asset accounts:
For the fiscal year ended August 29, 2015
Allowance for doubtful accounts(1)	$9,310	$6,665	$—	$4,663	$11,312
Deducted from asset accounts:
For the fiscal year ended September 3, 2016
Allowance for doubtful accounts(1)	$11,312	$6,997	$—	$5,956	$12,353

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1

EXHIBIT INDEX

Exhibit No.	Description
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
4.02

Note Purchase Agreement, dated July 28, 2016, by and among MSC Industrial Direct Co., Inc. and the purchasers named therein (incorporated by reference to Exhibit (b)(2) to the Registrant’s Schedule TO-I/A filed with the SEC on July 28, 2016) (SEC File No. 005-44935).

4.03	Form of Form of 2.65% Senior Note, Series A, due July 28, 2023 (included in Exhibit 4.02).
4.04	Form of Form of 2.90% Senior Note, Series B, due July 28, 2026 (included in Exhibit 4.02).
10.01

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.02

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Douglas Jones (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.03

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Steve Armstrong (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.04

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Charles Bonomo (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.05

Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Kari Heerdt (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.06

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Christopher Davanzo (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.07

Change in Control Agreement, dated September 24, 2015 between MSC Industrial Direct Co., Inc. and Rustom Jilla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015) (SEC File No. 001-14130).†

10.08

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Gregory Polli (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 6, 2016) (SEC File No. 001-14130).†

10.09

Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and Steven Baruch (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 6, 2016) (SEC File No. 001-14130).†

10.10

Change in Control Agreement, dated March 31, 2016 between MSC Industrial Direct Co., Inc. and David Wright (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 6, 2016) (SEC File No. 001-14130).†

10.11

Agreement of Lease, dated as of July 13, 1989, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.12

First Amendment to Lease, dated as of August 10, 1996, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

Exhibit No.	Description
Exhibit No.	Description
10.13

Second Amendment to Lease, dated as of May 7, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.14

Third Amendment to Lease Agreement, dated as of November 11, 2003, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.15

Fourth Amendment of Lease Agreement, dated as of March 17, 2007, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.16

Fifth Amendment of Lease Agreement, dated as of March 25, 2008, by and between Mitchmar Atlanta Properties, Inc. and Sid Tool Co., Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008) (SEC File No. 001-14130).

10.17

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.18

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

10.19

Restricted Stock Unit Agreement awarded to David Sandler, dated October 19, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2010) (SEC File No. 001-14130).†

10.20

Second Amended and Restated Agreement dated October 19, 2010 between the Registrant and David Sandler (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2010) (SEC File No. 001-14130).†

10.21

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.22

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.23

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.24

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.25

Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.26

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.27

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.28	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.29

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.30	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).†

Exhibit No.	Description
10.31

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

10.32

Stock Purchase Agreement, dated July 5, 2016, between MSC Industrial Direct Co., Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2016) (SEC File No. 001‐14130).

10.33

Agreement for Purchase and Sale of Real Property, dated as of July 1, 2016, by and between Sid Tool Co., Inc., and Mitchmar Atlanta Properties, Inc. (incorporated by reference to Exhibit (d)(2) to the Registrant’s Schedule TO-I filed with the SEC on July 7, 2016) (SEC File No. 005-44935).

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