Form 10-Q
period 2016-12-03
MSC INDUSTRIAL DIRECT CO INC
filed 2017-01-11
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2016
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

As of December 28, 2016, 44,847,717 shares of Class A common stock and 11,850,636 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 3, 2016. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

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

•	the inability to successfully manage the upgrade of our core financial systems;
•	retention of key personnel;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired;
•	risks associated with the integration of acquired businesses; and
•	financial restrictions on outstanding borrowings.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 3,	September 3,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,122	$52,890
Accounts receivable, net of allowance for doubtful accounts of $12,009 and $12,353, respectively	391,685	392,463
Inventories	453,965	444,221
Prepaid expenses and other current assets	41,473	45,290
Deferred income taxes	—	46,627
Total current assets	919,245	981,491
Property, plant and equipment, net	319,696	320,544
Goodwill	623,473	624,081
Identifiable intangibles, net	103,140	105,307
Other assets	33,925	33,528
Total assets	$1,999,479	$2,064,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$166,000	$217,000
Current maturities of long-term debt	72,356	50,050
Accounts payable	112,357	110,601
Accrued liabilities	107,744	100,951
Total current liabilities	458,457	478,602
Long-term debt, net of current maturities	305,416	339,772
Deferred income taxes and tax uncertainties	101,574	148,201
Total liabilities	865,447	966,575
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,132,716 and 52,992,682 shares issued, respectively	53	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,933,233 shares issued and outstanding	12	12
Additional paid-in capital	595,118	584,017
Retained earnings	1,068,617	1,040,148
Accumulated other comprehensive loss	(20,645)	(19,098)
Class A treasury stock, at cost, 8,370,720 and 8,344,514 shares, respectively	(509,123)	(506,756)
Total shareholders’ equity	1,134,032	1,098,376
Total liabilities and shareholders’ equity	$1,999,479	$2,064,951

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Net sales	$686,271	$706,819
Cost of goods sold	377,536	387,847
Gross profit	308,735	318,972
Operating expenses	218,135	228,584
Income from operations	90,600	90,388
Other (expense) income:
Interest expense	(2,934)	(1,556)
Interest income	163	163
Other (expense) income, net	(284)	63
Total other expense	(3,055)	(1,330)
Income before provision for income taxes	87,545	89,058
Provision for income taxes	33,442	34,029
Net income	$54,103	$55,029
Per share information:
Net income per common share:
Basic	$0.96	$0.89
Diluted	$0.95	$0.89
Weighted average shares used in computing net income per common share:
Basic	56,381	61,296
Diluted	56,572	61,408
Cash dividend declared per common share	$0.45	$0.43

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Net income, as reported	$54,103	$55,029
Foreign currency translation adjustments	(1,547)	(1,115)
Comprehensive income	$52,556	$53,914

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended December 3, 2016

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376
Exercise of common stock options, including income tax benefits of $185	104	—	—	—	7,116	—	—	—	—	7,116
Common stock issued under associate stock purchase plan	—	—	—	—	382	—	—	(14)	527	909
Shares issued from restricted stock units, including dividend equivalent units	36	—	—	—	65	—	—	—	—	65
Stock-based compensation	—	—	—	—	3,538	—	—	—	—	3,538
Repurchases of common stock	—	—	—	—	—	—	—	40	(2,894)	(2,894)
Cash dividends on Class A common stock	—	—	—	—	—	(20,125)	—	—	—	(20,125)
Cash dividends on Class B common stock	—	—	—	—	—	(5,370)	—	—	—	(5,370)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(139)	—	—	—	(139)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	—	54,103	—	—	—	54,103
Balance at December 3, 2016	53,133	$53	11,933	$12	$595,118	$1,068,617	$(20,645)	8,371	$(509,123)	$1,134,032

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Cash Flows from Operating Activities:
Net income	$54,103	$55,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,447	17,925
Stock-based compensation	3,538	3,621
Loss on disposal of property, plant, and equipment	49	247
Provision for doubtful accounts	1,305	2,997
Deferred income taxes and tax uncertainties	—	(78)
Excess tax benefits from stock-based compensation	(525)	(154)
Changes in operating assets and liabilities:
Accounts receivable	(1,021)	12,567
Inventories	(10,299)	13,832
Prepaid expenses and other current assets	3,792	(3,226)
Other assets	(465)	583
Accounts payable and accrued liabilities	9,511	18,767
Total adjustments	21,332	67,081
Net cash provided by operating activities	75,435	122,110
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(12,497)	(15,575)
Net cash used in investing activities	(12,497)	(15,575)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,207)	(5,796)
Payments of cash dividends	(25,495)	(26,391)
Payments on capital lease and financing obligations	(388)	(161)
Excess tax benefits from stock-based compensation	525	154
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	909	826
Proceeds from exercise of Class A common stock options	6,931	268
Borrowings under financing obligations	739	453
Borrowings under Credit Facility	15,000	35,000
Private Placement Loan financing costs	(142)	—
Payment of notes payable and revolving credit note under the Credit Facility	(78,500)	(111,250)
Net cash used in financing activities	(83,628)	(106,897)
Effect of foreign exchange rate changes on cash and cash equivalents	(78)	(26)
Net decrease in cash and cash equivalents	(20,768)	(388)
Cash and cash equivalents—beginning of period	52,890	38,267
Cash and cash equivalents—end of period	$32,122	$37,879
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,983	$4,495
Cash paid for interest	$1,400	$1,247

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen-week period ended December 3, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 2, 2017. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2016.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2017 fiscal year will be a 52-week accounting period that will end on September 2, 2017 and its 2016 fiscal year was a 53-week accounting period that ended on September 3, 2016.

Note 2. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen weeks ended December 3, 2016 and November 28, 2015, respectively:

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Net income as reported	$54,103	$55,029
Less: Distributed net income available to participating securities	(77)	(89)
Less: Undistributed net income available to participating securities	(114)	(163)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$53,912	$54,777
Add: Undistributed net income allocated to participating securities	114	163
Less: Undistributed net income reallocated to participating securities	(113)	(162)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$53,913	$54,778
Denominator:
Weighted average shares outstanding for basic net income per share	56,381	61,296
Effect of dilutive securities	191	112
Weighted average shares outstanding for diluted net income per share	56,572	61,408
Net income per share Two-class method:
Basic	$0.96	$0.89
Diluted	$0.95	$0.89

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Antidilutive stock options of 606 were not included in the computation of diluted earnings per share for the thirteen-week period ended December 3, 2016. Antidilutive stock options of 1,058 were not included in the computation of diluted earnings per share for the thirteen-week period ended November 28, 2015.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen-week periods ended December 3, 2016 and November 28, 2015 was as follows:

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Stock options	$1,112	$1,186
Restricted share awards	1,322	1,726
Restricted stock units	1,042	639
Associate Stock Purchase Plan	62	70
Total	3,538	3,621
Deferred income tax benefit	(1,344)	(1,376)
Stock-based compensation expense, net	$2,194	$2,245

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015
Expected life (in years)	4.1	3.9
Risk-free interest rate	1.16%	1.09%
Expected volatility	20.50%	21.82%
Expected dividend yield	2.40%	2.40%
Weighted-average grant-date fair value	$9.29	$8.03

A summary of the Company’s stock option activity for the thirteen-week period ended December 3, 2016 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2016	1,645	$69.86
Granted	537	71.33
Exercised	(104)	66.39
Canceled/Forfeited	(2)	82.41
Outstanding on December 3, 2016	2,076	$70.41	5.0	$42,475
Exercisable on December 3, 2016	872	$72.06	3.6	$16,400

The unrecognized share‑based compensation cost related to stock option expense at December 3, 2016 was $10,815 and will be recognized over a weighted average period of 3.1 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen-week periods ended December 3, 2016 and November 28, 2015 was $1,596 and $165, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirteen-week period ended December 3, 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 3, 2016	265	$78.58
Granted	—	—
Vested	(86)	75.26
Canceled/Forfeited	(1)	80.15
Non-vested restricted share awards at December 3, 2016	178	$80.17

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized compensation cost related to RSAs at December 3, 2016 was $8,075 and will be recognized over a weighted average period of 2.3 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirteen-week period ended December 3, 2016 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested restricted stock unit awards at September 3, 2016	198	$58.98
Granted	162	71.33
Vested	(36)	59.15
Canceled/Forfeited	(1)	59.89
Non-vested restricted stock unit awards at December 3, 2016	323	$65.14

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at December 3, 2016 was $17,770 and is expected to be recognized over a weighted average period of 4.2 years.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,022 outstanding at both December 3, 2016 and September 3, 2016)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen-week period ended December 3, 2016. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at December 3, 2016 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 3, 2016 and September 3, 2016 due to the short-term maturity of these items.

During the thirteen weeks ended December 3, 2016 and November 28, 2015, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at December 3, 2016 and September 3, 2016 consisted of the following:

	December 3,	September 3,
	2016	2016
	(Dollars in thousands)
Credit Facility:
Revolver	$166,000	$217,000
Term loan	175,000	187,500
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Capital lease and financing obligations	28,613	28,268
Less: unamortized debt issuance costs	(841)	(946)
Total debt	$543,772	$606,822
Less: current maturities of long-term debt(1)	(238,356)	(267,050)
Long-term debt	$305,416	$339,772

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The weighted average applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at December 3, 2016 was 1.70% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

During the thirteen-week period ended December 3, 2016, the Company borrowed $15,000 under the revolving loan facility and repaid $66,000 and $12,500 of the revolving loan facility and the term loan facility, respectively.

Private Placement Debt

In July 2016, in connection with the Company’s “modified Dutch auction” tender offer, the Company completed the issuance and sale of the following unsecured senior notes (collectively “Private Placement Debt”):

•	$75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 (“Senior notes, series A”); and

•	$100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026 (“Senior notes, series B”).

The Private Placement Debt is due, in full, on the stated maturity dates.  Interest is payable semi-annually at the fixed stated interest rates.

The Credit Facility and Private Placement Debt contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility and Private Placement Debt. At December 3, 2016, the Company was in compliance with the operating and financial covenants of the Credit Facility and Private Placement Debt.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At December 3, 2016 and September 3, 2016, the capital lease obligation was approximately $27,022.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain equipment. The equipment acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirteen-week period ended December 3, 2016, the Company entered into various financing obligations for certain information technology equipment totaling $739.  During the fiscal year ended September 3, 2016, the Company entered into a capital lease and various financing obligations for certain information technology equipment totaling $1,321 and $453, respectively. The gross amount of property and equipment acquired under these capital leases and financing agreements at December 3, 2016 and September 3, 2016 was approximately $29,684 and $30,298,  respectively. Related accumulated amortization totaled $2,540 and $2,878 as of December 3, 2016 and September 3, 2016, respectively.

Note 6. Shareholders’ Equity

The Company paid cash dividends of  $0.45 per common share totaling $25,495 for the thirteen weeks ended December 3, 2016. For the thirteen weeks ended November 28, 2015, the Company paid cash dividends of $0.43 per common share totaling $26,391. On December 20, 2016, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on January 24, 2017  to shareholders of record at the close of business on January 10, 2017. The dividend will result in a payout of approximately $25,514, based on the number of shares outstanding at December 28, 2016.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen-week period ended December 3, 2016, the Company repurchased 40 shares of its Class A common stock for $2,894, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of December 3, 2016, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,444 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for thirteen-week periods ended December 3, 2016 and November 28, 2015 was minimal.

Note 8. Income Taxes

During the thirteen-week period ended December 3, 2016, there were no material changes in unrecognized tax benefits.

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

Recently Adopted Accounting Pronouncements

Deferred Taxes

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The FASB allowed early adoption of this standard and, therefore, the Company prospectively adopted ASU 2015-17 during its first quarter of fiscal 2017. As a result of adopting this standard, $46,627 of deferred income taxes that were previously presented as a current asset are now included within long-term liabilities, as the Company is in a net deferred tax liability position in its first quarter of fiscal 2017.  Prior periods were not retrospectively adjusted.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2016 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

Our experienced team of over 6,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,160,000 stock-keeping units (“SKUs”) through our master catalogs; weekly, monthly and quarterly specialty and promotional catalogs; brochures; and the Internet, including our website, mscdirect.com (“MSC website”). We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 85 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,352 at December 3, 2016,  compared to 2,370 at September 3, 2016 and November 28, 2015. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2017, including certain national account customers. Through statistical analysis, we have found that the strongest correlation is between our customers’ activity and the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation to our sales using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the past quarter and for the past 12-month period was as follows:

Period	MBI
September	48.4
October	48.4
November	49.7

Fiscal 2017 Q1 average	48.8
12-month average	46.7

The MBI had increased steadily throughout the back half of our fiscal year 2016 and this trend has continued into our first quarter of fiscal 2017. While improving, this still implies contraction in the metalworking manufacturing environment. Details released with the December MBI of 49.8 indicate a roughly flat environment for the past two months after 19 months of contraction; however, this is the highest reading since March 2015 when the index last indicated expansion.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen-Week Period Ended December 3, 2016 Compared to the Thirteen-Week Period Ended November 28, 2015

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	December 3, 2016		November 28, 2015		Change

	$	%	$	%	$	%
Net sales	$686,271	100.0%	$706,819	100.0%	$(20,548)	(2.9)%
Cost of goods sold	377,536	55.0%	387,847	54.9%	(10,311)	(2.7)%
Gross profit	308,735	45.0%	318,972	45.1%	(10,237)	(3.2)%
Operating expenses	218,135	31.8%	228,584	32.3%	(10,449)	(4.6)%
Income from operations	90,600	13.2%	90,388	12.8%	212	0.2%
Total other expense	(3,055)	(0.4)%	(1,330)	(0.2)%	(1,725)	129.7%
Income before provision for income taxes	87,545	12.8%	89,058	12.6%	(1,513)	(1.7)%
Provision for income taxes	33,442	4.9%	34,029	4.8%	(587)	(1.7)%
Net income	$54,103	7.9%	$55,029	7.8%	$(926)	(1.7)%

Net Sales

Net sales decreased 2.9% or approximately $20.5 million for the thirteen-week period ended December 3, 2016 as compared to the thirteen-week period ended November 28, 2015.  We estimate that this $20.5 million decrease in net sales is comprised of (i) approximately $9.3 million of lower sales volume, (ii) approximately $2.7 million from foreign exchange impact, and (iii) approximately $8.5 million from pricing, which includes changes in customer and product mix, discounting and other items.  Of the above $20.5 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by approximately $5.7 million and sales other than to our Large Account Customers decreased by approximately $14.8 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen-week period ended December 3, 2016 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	% of Total Business

Total Company	(2.9)%
Manufacturing Customers(1)	(4.2)%	68%
Non-Manufacturing Customers(1)	0.6%	32%

____________________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented 59.6% of consolidated net sales for the thirteen-week period ended December 3, 2016, compared to

57.0% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.0% for the thirteen-week period ended December 3, 2016 as compared to 45.1% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer mix.

Operating Expenses

Operating expenses decreased 4.6% to $218.1 million for the thirteen-week period ended December 3, 2016, as compared to $228.6 million for the same period in the prior fiscal year. This decrease was primarily the result of lower payroll and payroll-related costs, as discussed below.  In addition, depreciation and amortization decreased as a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016.

Operating expenses were 31.8% of net sales for the thirteen-week period ended December 3, 2016 compared to 32.3% of net sales for the same period in the prior fiscal year.

Included in payroll and payroll-related costs are salary, incentive compensation, sales commission and fringe benefit costs. A decrease in fringe benefit costs was the main driver for the decrease in payroll and payroll-related costs.   As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased cost in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2017. The decrease in the first quarter of fiscal 2017 was partially offset by an increase in the incentive compensation accrual. Payroll and payroll-related costs increased to approximately 56.3% of total operating expenses for the thirteen-week period ended December 3, 2016, as compared to approximately 55.1% for the thirteen-week period ended November 28, 2015.

Income from Operations

Income from operations increased 0.2% to $90.6 million for the thirteen-week period ended December 3, 2016, as compared to $90.4 million for the same period in the prior fiscal year. This increase was primarily due to lower operating expenses, which were mostly offset by the decrease in gross profit.  Income from operations as a percentage of net sales increased to 13.2% for the thirteen-week period ended December 3, 2016, as compared to 12.8% for the same period in the prior fiscal year primarily due to a decrease in operating expenses as discussed above.

Provision for Income Taxes

The effective tax rate for the thirteen-week periods ended December 3, 2016 and November 28, 2015 was 38.2%.

Net Income

The factors which affected net income for the thirteen-week period ended December 3, 2016, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	December 3,	September 3,
	2016	2016	$ Change
Total debt	$543,772	$606,822	$(63,050)
Less: Cash and cash equivalents	(32,122)	(52,890)	20,768
Net debt	$511,650	$553,932	$(42,282)
Equity	$1,134,032	$1,098,376	$35,656

As of December 3, 2016, we held $32.1 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under the Credit Facility and Private Placement Debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At December 3, 2016, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $543.8 million, net of unamortized debt issuance costs of $0.8 million. At September 3, 2016, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $606.8 million, net of unamortized debt issuance costs of $0.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain optimal inventory and service levels to meet customer demands, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), VMI, and vending programs.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	December 3,	November 28,
	2016	2015

	(Amounts in thousands)
Net cash provided by operating activities	$75,435	$122,110
Net cash used in investing activities	(12,497)	(15,575)
Net cash used in financing activities	(83,628)	(106,897)
Effect of foreign exchange rate changes on cash and cash equivalents	(78)	(26)
Net decrease in cash and cash equivalents	$(20,768)	$(388)

Operating Activities

Net cash provided by operating activities for the thirteen-week periods ended December 3, 2016 and November 28, 2015 was $75.4 million and $122.1 million, respectively. There are various increases and decreases contributing to this change. Increases in inventories, resulting from anticipated increased sales volume, as well as the change in accounts receivable contributed to the majority of the decrease in net cash provided by operating activities.

The table below provides the Company’s working capital and current ratio:

	December 3,	September 3,	November 28,
	2016	2016	2015(1)
	(Dollars in thousands)
Working Capital	$460,788	$502,889	$628,954
Current Ratio	2.0	2.1	2.7

____________________

(1)

Amounts as of November 28, 2015 have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) No.  2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The Company adopted this ASU during the fourth quarter of fiscal 2016.

The decrease in working capital and the current ratio at December 3, 2016 compared to September 3, 2016 and November 28, 2015 is related to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a prospective reclassification of $46.6 million from current deferred income tax assets to long-term liabilities during the thirteen weeks ended December 3, 2016.  See Note 10 “Recently Issued Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements for more information about this ASU adoption.

Investing Activities

Net cash used in investing activities for the thirteen-week periods ended December 3, 2016 and November 28, 2015 was $12.5 million and $15.6 million, respectively.  The use of cash for both periods was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirteen-week periods ended December 3, 2016 and November 28, 2015 was $83.6 million and $106.9 million, respectively. The major components contributing to the use of cash for the thirteen-week period ended December 3, 2016 were repayments on the Credit Facility of $63.5 million, net of borrowings, related to both the revolving loan facility and term loan facility, and cash dividends paid of $25.5 million. The major components contributing to the use of cash for the thirteen-week period ended November 28, 2015 were repayments on the Credit Facility of $76.3 million, net of borrowings, related to both the revolving loan facility and term loan facility, and cash dividends paid of $26.4 million.

Long-term Debt

Credit Facility

In April 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million Credit Facility.  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about the Credit Facility.

At December 3, 2016, we were in compliance with the operating and financial covenants of the Credit Facility. The Company had additional borrowings of $8.0 million, net of repayments, under the revolving loan facility and repayments of $12.5 million under the term loan facility in December 2016. The current unused balance of $226.0 million of the revolving loan facility is available for working capital purposes, if necessary.

Private Placement Debt

In July 2016, in connection with our tender offer and stock purchase, we completed the issuance and sale of unsecured senior notes. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about this transaction.

Capital Expenditures

Upgrade of Core Financial Systems

In fiscal 2016,  we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $3.0 million and $6.6 million in the first quarter of fiscal 2017 and full year fiscal 2016, respectively. We expect to incur additional capital expenditures between $8.0 million and $10.0 million for the remainder of fiscal 2017. We expect to complete this project in Spring 2017.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements to purchase certain equipment. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of December 3, 2016, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2026. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations.  We make estimates, judgments and assumptions in determining the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 3, 2016.

Recently Issued Accounting Standards

See Note 10 to the accompanying condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since September 3, 2016. Please refer to the Annual Report on Form 10-K for the fiscal year ended September 3, 2016 for a complete discussion of our exposures to market risks.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As is disclosed in our most recent Form 10-K filing, we are upgrading our core financial systems, which is expected to impact our key business applications and financial processes. The implementation is expected to occur later in fiscal 2017. The implementation will affect the processes that constitute our internal control over financial reporting.  The Company is designing processes and internal controls to address changes in the Company’s internal control over financial reporting as a result of the core financial systems implementation. This ongoing implementation presents risks to maintain adequate internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 3, 2016, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended December 3, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/4/16 - 10/3/16	53	$71.63	—	1,444,034
10/4/16 - 11/3/16	39,890	71.43	—	1,444,034
11/4/16 - 12/3/16	142	88.54	—	1,444,034
Total	40,085	$71.49	—

____________________

(1)

During the thirteen weeks ended December 3, 2016,  40,085 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of December 3, 2016, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,444,034 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.1	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 11, 2017	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 11, 2017	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016).
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

.