Form 10-Q
period 2017-03-04
MSC INDUSTRIAL DIRECT CO INC
filed 2017-04-06
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2017
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

As of March 23, 2017, 45,087,464 shares of Class A common stock and 11,850,636 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 3, 2016. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•	general economic conditions in the markets in which the Company operates;
•	worldwide economic, social, political and regulatory conditions, including conditions that may result from legislative, regulatory and policy changes;
•	changing customer and product mixes;
•	competition;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of potential government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•

dependence on our information systems and the risks of business disruptions arising from changes to our information systems and disruptions due to catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins and cyber attacks;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 4,	September 3,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,602	$52,890
Accounts receivable, net of allowance for doubtful accounts of $12,684 and $12,353, respectively	429,862	392,463
Inventories	464,592	444,221
Prepaid expenses and other current assets	45,771	45,290
Deferred income taxes	—	46,627
Total current assets	975,827	981,491
Property, plant and equipment, net	318,981	320,544
Goodwill	623,296	624,081
Identifiable intangibles, net	101,103	105,307
Other assets	32,310	33,528
Total assets	$2,051,517	$2,064,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit note	$184,000	$217,000
Current maturities of long-term debt	94,072	50,050
Accounts payable	124,304	110,601
Accrued liabilities	95,586	100,951
Total current liabilities	497,962	478,602
Long-term debt, net of current maturities	271,060	339,772
Deferred income taxes and tax uncertainties	101,574	148,201
Total liabilities	870,596	966,575
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,445,476 and 52,992,682 shares issued, respectively	53	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,850,636 and 11,933,233 shares issued and outstanding, respectively	12	12
Additional paid-in capital	614,253	584,017
Retained earnings	1,096,710	1,040,148
Accumulated other comprehensive loss	(21,346)	(19,098)
Class A treasury stock, at cost, 8,358,937 and 8,344,514 shares, respectively	(508,761)	(506,756)
Total shareholders’ equity	1,180,921	1,098,376
Total liabilities and shareholders’ equity	$2,051,517	$2,064,951

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4,	February 27,	March 4,	February 27,
	2017	2016	2017	2016
Net sales	$703,780	$684,117	$1,390,051	$1,390,936
Cost of goods sold	389,218	375,326	766,754	763,173
Gross profit	314,562	308,791	623,297	627,763
Operating expenses	227,917	228,249	446,052	456,833
Income from operations	86,645	80,542	177,245	170,930
Other (expense) income:
Interest expense	(2,950)	(1,295)	(5,884)	(2,851)
Interest income	164	164	327	327
Other (expense) income, net	(54)	739	(338)	802
Total other expense	(2,840)	(392)	(5,895)	(1,722)
Income before provision for income taxes	83,805	80,150	171,350	169,208
Provision for income taxes	30,246	30,625	63,503	64,654
Net income	$53,559	$49,525	$107,847	$104,554
Per share information:
Net income per common share:
Basic	$0.94	$0.81	$1.90	$1.70
Diluted	$0.93	$0.80	$1.89	$1.70
Weighted average shares used in computing net income per common share:
Basic	56,620	61,187	56,500	61,242
Diluted	57,213	61,313	56,910	61,361
Cash dividends declared per common share	$0.45	$0.43	$0.90	$0.86

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4,	February 27,	March 4,	February 27,
	2017	2016	2017	2016
Net income, as reported	$53,559	$49,525	$107,847	$104,554
Foreign currency translation adjustments	(701)	(2,279)	(2,248)	(3,394)
Comprehensive income	$52,858	$47,246	$105,599	$101,160

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Twenty-Six Weeks Ended March 4, 2017

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376
Exchange of Class B common stock for Class A common stock	82	—	(82)	—	—	—	—	—	—	—
Exercise of common stock options	329	—	—	—	22,097	—	—	—	—	22,097
Common stock issued under associate stock purchase plan	—	—	—	—	1,137	—	—	(28)	1,059	2,196
Issuance of restricted common stock, net of cancellations	(4)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	45	—	—	—	77	—	—	—	—	77
Stock-based compensation	—	—	—	—	6,925	—	—	—	—	6,925
Repurchases of common stock	—	—	—	—	—	—	—	42	(3,064)	(3,064)
Cash dividends on Class A common stock	—	—	—	—	—	(40,307)	—	—	—	(40,307)
Cash dividends on Class B common stock	—	—	—	—	—	(10,703)	—	—	—	(10,703)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(275)	—	—	—	(275)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,248)	—	—	(2,248)
Net income	—	—	—	—	—	107,847	—	—	—	107,847
Balance at March 4, 2017	53,445	$53	11,851	$12	$614,253	$1,096,710	$(21,346)	8,359	$(508,761)	$1,180,921

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	March 4,	February 27,
	2017	2016
Cash Flows from Operating Activities:
Net income	$107,847	$104,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,815	35,381
Stock-based compensation	6,925	6,999
Loss on disposal of property, plant, and equipment	333	390
Provision for doubtful accounts	3,415	5,241
Deferred income taxes and tax uncertainties	—	(78)
Excess tax benefits from stock-based compensation	—	(267)
Changes in operating assets and liabilities:
Accounts receivable	(41,680)	7,581
Inventories	(21,289)	41,153
Prepaid expenses and other current assets	(343)	(10,362)
Other assets	1,056	653
Accounts payable and accrued liabilities	9,577	(8,265)
Total adjustments	(11,191)	78,426
Net cash provided by operating activities	96,656	182,980
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(25,508)	(26,781)
Net cash used in investing activities	(25,508)	(26,781)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,377)	(19,212)
Payments of cash dividends	(51,010)	(52,948)
Payments on capital lease and financing obligations	(633)	(367)
Excess tax benefits from stock-based compensation	—	267
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,196	1,982
Proceeds from exercise of Class A common stock options	21,933	890
Borrowings under financing obligations	739	453
Borrowings under Credit Facility	78,000	66,000
Credit Facility financing costs	(142)	—
Payments of notes payable and revolving credit note under the Credit Facility	(136,000)	(167,500)
Net cash used in financing activities	(88,294)	(170,435)
Effect of foreign exchange rate changes on cash and cash equivalents	(142)	(71)
Net decrease in cash and cash equivalents	(17,288)	(14,307)
Cash and cash equivalents—beginning of period	52,890	38,267
Cash and cash equivalents—end of period	$35,602	$23,960
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$58,737	$70,511
Cash paid for interest	$5,524	$2,747

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six-week periods ended March 4, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 2, 2017. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2016.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2017 fiscal year will be a 52-week accounting period that will end on September 2, 2017 and its 2016 fiscal year was a 53-week accounting period that ended on September 3, 2016.

There have been no changes to significant accounting policies since September 3, 2016, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in changes to the condensed consolidated financial statements, including adjustments recorded as of the beginning of fiscal 2017, as described in Note 10 “Recently Issued Accounting Standards”.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and twenty-six weeks ended March 4, 2017 and February 27, 2016, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4,	February 27,	March 4,	February 27,
	2017	2016	2017	2016
Net income as reported	$53,559	$49,525	$107,847	$104,554
Less: Distributed net income available to participating securities	(36)	(80)	(113)	(169)
Less: Undistributed net income available to participating securities	(84)	(106)	(199)	(266)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$53,439	$49,339	$107,535	$104,119
Add: Undistributed net income allocated to participating securities	84	106	199	266
Less: Undistributed net income reallocated to participating securities	(83)	(106)	(197)	(265)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$53,440	$49,339	$107,537	$104,120
Denominator:
Weighted average shares outstanding for basic net income per share	56,620	61,187	56,500	61,242

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Effect of dilutive securities	593	126	410	119
Weighted average shares outstanding for diluted net income per share	57,213	61,313	56,910	61,361
Net income per share Two-class method:
Basic	$0.94	$0.81	$1.90	$1.70
Diluted	$0.93	$0.80	$1.89	$1.70

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and twenty-six-week periods ended March 4, 2017, respectively. Antidilutive stock options of 1,025 were not included in the computation of diluted earnings per share for the thirteen and twenty-six-week periods ended February 27, 2016.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen and twenty-six-week periods ended March 4, 2017 and February 27, 2016 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4,	February 27,	March 4,	February 27,
	2017	2016	2017	2016
Stock options	$1,075	$1,066	$2,187	$2,252
Restricted share awards	1,012	1,473	2,334	3,199
Restricted stock units	1,233	773	2,275	1,412
Associate Stock Purchase Plan	67	66	129	136
Total	3,387	3,378	6,925	6,999
Deferred income tax benefit	(1,288)	(1,284)	(2,632)	(2,660)
Stock-based compensation expense, net	$2,099	$2,094	$4,293	$4,339

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 4,	February 27,
	2017	2016
Expected life (in years)	4.1	3.9
Risk-free interest rate	1.16%	1.09%
Expected volatility	20.50%	21.82%
Expected dividend yield	2.40%	2.40%
Weighted-average grant-date fair value	$9.29	$8.03

A summary of the Company’s stock option activity for the twenty-six-week period ended March 4, 2017 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2016	1,645	$69.86
Granted	537	71.33
Exercised	(329)	67.24
Canceled/Forfeited	(30)	70.91
Outstanding on March 4, 2017	1,823	$70.75	5.0	$61,232
Exercisable on March 4, 2017	655	$73.54	3.6	$20,176

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The unrecognized share‑based compensation cost related to stock option expense at March 4, 2017 was $9,489 and will be recognized over a weighted average period of 2.8 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six-week periods ended March 4, 2017 and February 27, 2016 was $9,100 and $481, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six-week period ended March 4, 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 3, 2016	265	$78.58
Granted	—	—
Vested	(96)	75.28
Canceled/Forfeited	(4)	80.99
Non-vested restricted share awards at March 4, 2017	165	$80.41

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized compensation cost related to RSAs at March 4, 2017 was $6,923 and will be recognized over a weighted average period of 2.1 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the twenty-six-week period ended March 4, 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 3, 2016	198	$58.98
Granted	174	73.32
Vested	(45)	59.05
Canceled/Forfeited	(7)	64.83
Non-vested restricted stock unit awards at March 4, 2017	320	$66.63

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at March 4, 2017 was $17,486 and is expected to be recognized over a weighted average period of 4.0 years.

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

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,022 outstanding at both March 4, 2017 and September 3, 2016)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen and twenty-six-week periods ended March 4, 2017. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt, including current maturities, is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at March 4, 2017 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of March 4, 2017 and September 3, 2016 due to the short-term maturity of these items.

During the twenty-six weeks ended March 4, 2017 and February 27, 2016, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at March 4, 2017 and September 3, 2016 consisted of the following:

	March 4,	September 3,
	2017	2016
	(Dollars in thousands)
Credit Facility:
Revolver	$184,000	$217,000
Term loan	162,500	187,500
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Capital lease and financing obligations	28,368	28,268
Less: unamortized debt issuance costs	(736)	(946)
Total debt	$549,132	$606,822
Less: current maturities of long-term debt(1)	(278,072)	(267,050)
Long-term debt	$271,060	$339,772

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2013, in connection with the acquisition of the Class C Solutions Group (“CCSG”), the Company entered into a $650,000 credit facility (the “Credit Facility”). The Credit Facility, which matures in April 2018, provides for a five-

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

year unsecured revolving loan facility in the aggregate amount of $400,000 and a five-year unsecured term loan facility in the aggregate amount of $250,000.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) LIBOR (London Interbank Offered Rate) plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) LIBOR that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility based on the Company’s consolidated leverage ratio. The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The weighted average applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at March 4, 2017 was 1.91% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods. Borrowings under the Credit Facility are guaranteed by certain of the Company’s subsidiaries.

During the twenty-six-week period ended March 4, 2017, the Company borrowed $78,000 under the revolving loan facility and repaid $111,000 and $25,000 of the revolving loan facility and the term loan facility, respectively.

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

The Private Placement Debt is due, in full, on the stated maturity dates.  Interest is payable semiannually at the fixed stated interest rates.

The Credit Facility and Private Placement Debt contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00, and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the term of the Credit Facility and Private Placement Debt. At March 4, 2017, the Company was in compliance with the operating and financial covenants of the Credit Facility and Private Placement Debt.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

lease has been classified as a capital lease in accordance with ASC Topic 840. At March 4, 2017 and September 3, 2016, the capital lease obligation was approximately $27,022.

Note 6. Shareholders’ Equity

The Company paid cash dividends of  $0.90 per common share totaling $51,010 for the twenty-six weeks ended March 4, 2017. For the twenty-six weeks ended February 27, 2016, the Company paid cash dividends of $0.86 per common share totaling $52,948. On March 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on May 2, 2017  to shareholders of record at the close of business on April 18, 2017. The dividend will result in a payout of approximately $25,622, based on the number of shares outstanding at March 23, 2017.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the twenty-six-week period ended March 4, 2017, the Company repurchased 42 shares of its Class A common stock for $3,064, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As of March 4, 2017, the maximum number of shares that can be repurchased under the Repurchase Plan was 1,444 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six-week periods ended March 4, 2017 and February 27, 2016 was minimal.

Note 8. Income Taxes

During the twenty-six-week period ended March 4, 2017, there were no material changes in unrecognized tax benefits.

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

Note 10. Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Share-based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted. The Company early adopted ASU 2016-09 in the second quarter of fiscal 2017, which requires us to reflect any adjustments as of September 4, 2016, the beginning of the annual period that includes the interim period of adoption.    Prior fiscal year periods were not retrospectively adjusted.

The new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

capital. Net excess tax benefits of $1,803 and $1,988 for the thirteen and twenty-six-week periods ending March 4, 2017, respectively, were recognized as a reduction of income tax expense which resulted in a net income per share benefit of $0.03 for both periods. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 164 and 100 shares for the thirteen and twenty-six-week periods ending March 4, 2017, respectively.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.    The standard also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis.  As a result, we increased net cash provided by operating activities by $525 for the twenty-six-week period ending March 4, 2017, with a corresponding $525 increase in net cash used by financing activities pertaining to our fiscal first quarter of 2017.

Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these.  Finally, the new guidance will allow an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company will continue to withhold the minimum statutory withholding obligation for outstanding awards.

Adoption of the new standard affected our previously reported fiscal first quarter of 2017 net income per share as follows:

	Thirteen Weeks Ended
	December 3, 2016
	As Reported	As Adjusted
Condensed Consolidated Statements of Income:	(in thousands, except per share data)
Provision for income taxes	$33,442	$33,257
Net income	$54,103	$54,288
Per share information:
Net income per common share:
Basic	$0.96	$0.96
Diluted	$0.95	$0.96
Weighted average shares used in computing net income per common share:
Basic	56,381	56,381
Diluted	56,572	56,608

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The FASB allowed early adoption of this standard and, therefore, the Company prospectively adopted ASU 2015-17 during its first quarter of fiscal 2017. As a result of adopting this standard, $46,627 of deferred income taxes that were previously presented as a current asset are now included within long-term liabilities, as the Company was in a net deferred tax liability position in its first quarter of fiscal 2017 which was the time of adoption.  Prior periods were not retrospectively adjusted.

Accounting Pronouncements Not Yet Adopted

Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 in the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

goodwill impairment test that required an entity to calculate the implied fair value of goodwill.  An entity will now apply a one-step quantitative test and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019.  The new standard is effective for the Company for its fiscal 2021 fourth quarter goodwill impairment test.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company is currently evaluating this standard to determine the impact, if any, of adoption on its consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The new standard is effective for the Company for its fiscal 2019 first quarter. The Company is currently evaluating this standard to determine the impact, if any, of adoption on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. ASU 2016-02 requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018.  The new standard is effective for the Company for its fiscal 2020 first quarter. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The new standard is effective for the Company for its fiscal 2018 first quarter. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2019 first quarter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes and financial statement disclosures. Based on initial reviews, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our experienced team of over 6,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,540,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 85 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,352 at March 4, 2017,  compared to 2,316 at February 27, 2016. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during the second quarter of our fiscal year 2017, including certain national account customers. Through statistical analysis, we have found that the strongest correlation is between our customers’ activity and the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation to our sales using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the past three months and for the past 12-month period was as follows:

Period	MBI
December	49.8
January	53.8
February	56.0

Fiscal 2017 Q2 average	53.2
12-month average	48.8

The MBI has continued to increase steadily throughout the first half of our fiscal year 2017. With values  reaching over 50.0 in our fiscal second quarter for the first time since March 2015, this implies expansion in the metalworking manufacturing environment. Details released with the March MBI of 56.4 indicate an expanding metalworking environment, including growth in new orders, production, backlog, and pricing. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen-Week Period Ended March 4, 2017 Compared to the Thirteen-Week Period Ended February 27, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 4, 2017		February 27, 2016		Change

	$	%	$	%	$	%
Net sales	$703,780	100.0%	$684,117	100.0%	$19,663	2.9%
Cost of goods sold	389,218	55.3%	375,326	54.9%	13,892	3.7%
Gross profit	314,562	44.7%	308,791	45.1%	5,771	1.9%
Operating expenses	227,917	32.4%	228,249	33.4%	(332)	(0.1)%
Income from operations	86,645	12.3%	80,542	11.8%	6,103	7.6%
Total other expense	(2,840)	(0.4)%	(392)	(0.1)%	(2,448)	624.5%
Income before provision for income taxes	83,805	11.9%	80,150	11.7%	3,655	4.6%
Provision for income taxes	30,246	4.3%	30,625	4.5%	(379)	(1.2)%
Net income	$53,559	7.6%	$49,525	7.2%	$4,034	8.1%

Net Sales

Net sales increased 2.9% or approximately $19.7 million for the thirteen-week period ended March 4, 2017, as compared to the thirteen-week period ended February 27, 2016.  We estimate that this $19.7 million increase in net sales is comprised of (i) approximately $30.0 million of higher sales volume, partially offset by (ii) approximately $8.7 million in reductions from pricing, which include changes in customer and product mix, discounting and other items, and (iii) approximately $1.6 million from an unfavorable foreign exchange impact.  Of the above $19.7 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $14.2 million and sales other than to our Large Account Customers increased by approximately $5.5 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen-week period ended March 4, 2017 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Thirteen-Week Period Ended Fiscal Q2	% of Total Business

Total Company	2.9%
Manufacturing Customers(1)	2.6%	68%
Non-Manufacturing Customers(1)	4.5%	32%

_____________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented  59.8% of consolidated net sales for the thirteen-week period ended March 4, 2017, compared to 57.8% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 44.7% for the thirteen-week period ended March 4, 2017 as compared to 45.1% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and product and customer mix.

Operating Expenses

Operating expenses decreased 0.1% to $227.9 million for the thirteen-week period ended March 4, 2017, as compared to $228.2 million for the same period in the prior fiscal year, yielding approximately 100 basis points of expense leverage on higher net sales. Operating expenses were 32.4% of net sales for the thirteen-week period ended March 4, 2017 compared to 33.4% of net sales for the same period in the prior fiscal year. The increase in volume-related expenses, combined with a larger incentive compensation accrual, was more than offset by lower depreciation and amortization and fringe benefit costs.  The decrease in depreciation and amortization is a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016.

Payroll and payroll-related costs were approximately 57.2% of total operating expenses for the thirteen-week period ended March 4, 2017, as compared to approximately 56.7% for the thirteen-week period ended February 27, 2016. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission and fringe benefit costs. Increases in salaries, the incentive compensation accrual and sales commissions were the main drivers for the increase in payroll and payroll-related costs for the thirteen-week period ended March 4, 2017, as compared to the same period in the prior year.  This was partially offset by the decrease in fringe benefit costs. As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased costs in the second quarter of fiscal 2016.

Income from Operations

Income from operations increased 7.6% to $86.6 million for the thirteen-week period ended March 4, 2017, as compared to $80.5 million for the same period in the prior fiscal year. This was primarily due to the increase in gross profit arising from the increase in net sales. Income from operations as a percentage of net sales increased to 12.3% for the thirteen-week period ended March 4, 2017, as compared to 11.8% for the same period in the prior fiscal year, primarily the result of the distribution of expenses over a larger revenue base, partially offset by the pricing and mix-driven gross margin decrease.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended March 4, 2017 was 36.1%, as compared to 38.2% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the second quarter of fiscal 2017. See Note 10 “Recently Issued Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements.

Net Income

The factors which affected net income for the thirteen-week period ended March 4, 2017, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 4, 2017 Compared to the Twenty-Six-Week Period Ended February 27, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 4, 2017		February 27, 2016		Change

	$	%	$	%	$	%
Net sales	$1,390,051	100.0%	$1,390,936	100.0%	$(885)	(0.1)%
Cost of goods sold	766,754	55.2%	763,173	54.9%	3,581	0.5%
Gross profit	623,297	44.8%	627,763	45.1%	(4,466)	(0.7)%
Operating expenses	446,052	32.1%	456,833	32.8%	(10,781)	(2.4)%
Income from operations	177,245	12.7%	170,930	12.3%	6,315	3.7%
Total other expense	(5,895)	(0.3)%	(1,722)	(0.1)%	(4,173)	242.3%
Income before provision for income taxes	171,350	12.4%	169,208	12.2%	2,142	1.3%
Provision for income taxes	63,503	4.6%	64,654	4.6%	(1,151)	(1.8)%
Net income	$107,847	7.8%	$104,554	7.5%	$3,293	3.1%

Net Sales

Net sales decreased 0.1% or approximately $0.9 million for the twenty-six-week period ended March 4, 2017, as compared to the twenty-six-week period ended February 27, 2016.  We estimate that this $0.9 million decrease in net sales is comprised of (i) approximately $17.2 million in reductions from pricing, which include changes in customer and product mix, discounting and other items and (ii) approximately $4.3 million from an unfavorable foreign exchange impact, partially offset by (iii) approximately $20.6 million of higher sales volume.  Of the above $0.9 million decrease in net sales, sales to our Large Account Customers increased by approximately $7.1 million and sales other than to our Large Account Customers decreased by approximately $8.0 million.

The table below shows the change in our average daily sales by total company and by customer type for the twenty-six-week period ended March 4, 2017 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Twenty-Six-Week Period Ended Fiscal Q2	% of Total Business

Total Company	(0.1)%
Manufacturing Customers(1)	(0.9)%	68%
Non-Manufacturing Customers(1)	2.5%	32%

_____________

(1)	Excludes U.K. operations.

Sales made through our eCommerce platforms represented  59.7% of consolidated net sales for the twenty-six-week period ended March 4, 2017, compared to 57.4% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 44.8% for the twenty-six-week period ended March 4, 2017 as compared to 45.1% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and product and customer mix.

Operating Expenses

Operating expenses decreased 2.4% to $446.1 million for the twenty-six-week period ended March 4, 2017, as compared to $456.8 million for the same period in the prior fiscal year, yielding approximately 70 basis points of expense leverage on nearly flat net sales. Operating expenses were 32.1% of net sales for the twenty-six-week period ended March 4, 2017 compared to 32.8% of net sales for the same period in the prior fiscal year. Payroll and payroll-related costs and depreciation and amortization contributed to the decrease in operating expenses.  The decrease in depreciation and amortization is a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016.

Payroll and payroll-related costs were approximately 56.8% of total operating expenses for the twenty-six-week period ended March 4, 2017, as compared to approximately 55.9% for the same period in the prior fiscal year. However, for the twenty-six-week period ended March 4, 2017, as compared to the same period in the prior fiscal year, total payroll and payroll-related costs decreased due to lower fringe benefit costs.  As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased costs in the first half of fiscal 2016. The decrease was partially offset by higher incentive compensation accruals, salaries and sales commissions.

Income from Operations

Income from operations increased 3.7% to $177.2 million for the twenty-six-week period ended March 4, 2017, as compared to $170.9 million for the same period in the prior fiscal year. This increase was primarily due to lower operating expenses as mentioned above.  As such, income from operations as a percentage of net sales increased to 12.7% for the twenty-six-week period ended March 4, 2017, as compared to 12.3% for the same period in the prior fiscal year.

Provision for Income Taxes

The effective tax rate for the twenty-six-week period ended March 4, 2017 was 37.1% as compared to 38.2% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the second quarter of fiscal 2017. See Note 10 “Recently Issued Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements.

Net Income

The factors which affected net income for the twenty-six-week period ended March 4, 2017, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	March 4,	September 3,
	2017	2016	$ Change
Total debt	$549,132	$606,822	$(57,690)
Less: Cash and cash equivalents	(35,602)	(52,890)	17,288
Net debt	$513,530	$553,932	$(40,402)
Equity	$1,180,921	$1,098,376	$82,545

As of March 4, 2017, we held $35.6 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under the Credit Facility and Private Placement Debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At March 4, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $549.1 million, net of unamortized debt issuance costs of $0.7 million. At September 3, 2016, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $606.8 million, net of unamortized debt issuance costs of $0.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

We are continuing to take advantage of our strong balance sheet, which enables us to maintain optimal inventory and service levels to meet customer demands, while many of our smaller competitors in our fragmented industry continue to have difficulties in offering competitive service levels. We also believe that customers will continue to seek overall cost reductions and shorter cycle times from their suppliers. Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to drive cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), VMI, and vending programs.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	March 4,	February 27,
	2017	2016

	(Amounts in thousands)
Net cash provided by operating activities	$96,656	$182,980
Net cash used in investing activities	(25,508)	(26,781)
Net cash used in financing activities	(88,294)	(170,435)
Effect of foreign exchange rate changes on cash and cash equivalents	(142)	(71)
Net decrease in cash and cash equivalents	$(17,288)	$(14,307)

Operating Activities

Net cash provided by operating activities for the twenty-six-week periods ended March 4, 2017 and February 27, 2016 was $96.7 million and $183.0 million, respectively. There are various increases and decreases contributing to this change. Increases in inventories, resulting from increased sales volume, as well as the increase in accounts receivable contributed to the majority of the decrease in net cash provided by operating activities.

The table below provides the Company’s working capital and current ratio:

	March 4,	September 3,	February 27,
	2017	2016	2016(1)
	(Dollars in thousands)
Working Capital	$477,865	$502,889	$639,355
Current Ratio	2.0	2.1	2.9

____________________

(1)

Amounts as of February 27, 2016 have been adjusted to reflect the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The Company adopted this ASU during the fourth quarter of fiscal 2016.

The decrease in working capital and the current ratio at March 4, 2017 compared to September 3, 2016 and February 27, 2016 is related to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a prospective reclassification of $46.6 million from current deferred income tax assets to long-term liabilities during the first quarter of fiscal 2017.  See Note 10 “Recently Issued Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements for more information about this ASU adoption.

Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended March 4, 2017 and February 27, 2016 was $25.5 million and $26.8 million, respectively.  The use of cash for both periods was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the twenty-six-week periods ended March 4, 2017 and February 27, 2016 was $88.3 million and $170.4 million, respectively. The major components contributing to the use of cash for the twenty-six-week period ended March 4, 2017 were repayments on the Credit Facility of $58.0 million, net of borrowings, related to both the revolving loan facility and term loan facility and cash dividends paid of $51.0 million. This was partially offset by proceeds from the exercise of common stock options of $21.9 million. The major components contributing to the use of cash for the twenty-six-week period ended February 27, 2016 were repayments on the Credit Facility of $101.5 million, net of borrowings, related to both the revolving loan facility and term loan facility, cash dividends paid of $52.9 million, and the repurchase of shares of Class A common stock of $19.2 million.

Long-term Debt

Credit Facility

In April 2013, in connection with the acquisition of CCSG, we entered into a $650.0 million Credit Facility.  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about the Credit Facility.

At March 4, 2017, we were in compliance with the operating and financial covenants of the Credit Facility. The Company had additional repayments of $20.0 million, net of borrowings, under the revolving loan facility and repayments of $12.5 million under the term loan in March 2017. The current unused balance of $236.0 million of the revolving loan facility is available for working capital purposes if necessary.

Private Placement Debt

In July 2016, in connection with our tender offer and stock purchase, we completed the issuance and sale of unsecured senior notes. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about this transaction.

Capital Expenditures

Upgrade of Core Financial Systems

In fiscal 2016,  we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $7.0 million and $6.6 million in the first two quarters of fiscal 2017 and full-year fiscal 2016, respectively. We expect to incur additional capital expenditures between $4.0 million and $5.0 million for the remainder of fiscal 2017.  We expect to complete this project in Spring 2017.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements.  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of March 4, 2017, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2026. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 3, 2016,  except for the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in changes to the condensed consolidated financial statements, including adjustments recorded as of the beginning of fiscal 2017, as described in Note 10 “Recently Issued Accounting Standards”.

Recently Issued Accounting Standards

See Note 10 “Recently Issued Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since September 3, 2016. Please refer to the Annual Report on Form 10-K for the fiscal year ended September 3, 2016 for a complete discussion of our exposures to market risks.

Item 4.  Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 4, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As is disclosed in our most recent Form 10-K filing, we are upgrading our core financial systems, which is expected to impact our key business applications and financial processes. The implementation is expected to occur in the third quarter of fiscal 2017. The implementation will affect the processes that constitute our internal control over financial reporting.  The Company is designing processes and internal controls to address changes in the Company’s internal control over financial reporting as a result of the core financial systems implementation. This ongoing implementation presents risks to maintain adequate internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended March 4, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/4/16 - 1/3/17	1,713	$92.94	—	1,444,034
1/4/17 - 2/3/17	—	—	—	1,444,034
2/4/17 - 3/4/17	507	104.33	—	1,444,034
Total	2,220	$95.54	—

____________________

(1)

During the thirteen weeks ended March 4, 2017,  2,220 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of March 4, 2017, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,444,034 shares. There is no expiration date for this program.

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

________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 6, 2017	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 6, 2017	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

.