Form 10-Q
period 2017-06-03
MSC INDUSTRIAL DIRECT CO INC
filed 2017-07-12
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017, 45,102,339 shares of Class A common stock and 11,850,636 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 3, 2016. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•	general economic conditions in the markets in which the Company operates;
•	worldwide economic, social, political and regulatory conditions, including conditions that may result from legislative, regulatory and policy changes;
•	changing customer and product mixes;
•	competition, including the adoption by competitors of aggressive pricing strategies and sales methods;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers or shipping ports;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•

dependence on our information systems and the risks of business disruptions arising from changes to our information systems and disruptions due to catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins and cyberattacks;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 3,	September 3,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,578	$52,890
Accounts receivable, net of allowance for doubtful accounts of $12,829 and $12,353, respectively	436,729	392,463
Inventories	466,478	444,221
Prepaid expenses and other current assets	49,692	45,290
Deferred income taxes	—	46,627
Total current assets	980,477	981,491
Property, plant and equipment, net	317,297	320,544
Goodwill	623,061	624,081
Identifiable intangibles, net	99,005	105,307
Other assets	31,203	33,528
Total assets	$2,051,043	$2,064,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$314,171	$267,050
Accounts payable	112,160	110,601
Accrued liabilities	99,173	100,951
Total current liabilities	525,504	478,602
Long-term debt	200,976	339,772
Deferred income taxes and tax uncertainties	101,574	148,201
Total liabilities	828,054	966,575
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,449,872 and 52,992,682 shares issued, respectively	53	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,850,636 and 11,933,233 shares issued and outstanding, respectively	12	12
Additional paid-in capital	618,718	584,017
Retained earnings	1,133,785	1,040,148
Accumulated other comprehensive loss	(21,259)	(19,098)
Class A treasury stock, at cost, 8,347,384 and 8,344,514 shares, respectively	(508,320)	(506,756)
Total shareholders’ equity	1,222,989	1,098,376
Total liabilities and shareholders’ equity	$2,051,043	$2,064,951

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Net sales	$743,923	$727,495	$2,133,974	$2,118,431
Cost of goods sold	414,423	400,467	1,181,177	1,163,640
Gross profit	329,500	327,028	952,797	954,791
Operating expenses	227,724	221,244	673,776	678,077
Income from operations	101,776	105,784	279,021	276,714
Other (expense) income:
Interest expense	(3,361)	(1,204)	(9,245)	(4,055)
Interest income	169	164	496	491
Other (expense) income, net	(2)	110	(340)	912
Total other expense	(3,194)	(930)	(9,089)	(2,652)
Income before provision for income taxes	98,582	104,854	269,932	274,062
Provision for income taxes	35,746	40,038	99,249	104,692
Net income	$62,836	$64,816	$170,683	$169,370
Per share information:
Net income per common share:
Basic	$1.10	$1.06	$3.01	$2.76
Diluted	$1.09	$1.05	$2.98	$2.75
Weighted average shares used in computing net income per common share:
Basic	56,779	61,133	56,593	61,206
Diluted	57,264	61,369	57,028	61,364
Cash dividends declared per common share	$0.45	$0.43	$1.35	$1.29

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Net income, as reported	$62,836	$64,816	$170,683	$169,370
Foreign currency translation adjustments	87	2,556	(2,161)	(838)
Comprehensive income	$62,923	$67,372	$168,522	$168,532

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirty-Nine Weeks Ended June 3, 2017

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376
Exchange of Class B common stock for Class A common stock	82	—	(82)	—	—	—	—	—	—	—
Exercise of common stock options	335	—	—	—	22,600	—	—	—	—	22,600
Common stock issued under associate stock purchase plan	—	—	—	—	1,649	—	—	(40)	1,516	3,165
Issuance of restricted common stock, net of cancellations	(7)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	47	—	—	—	77	—	—	—	—	77
Stock-based compensation	—	—	—	—	10,375	—	—	—	—	10,375
Repurchases of common stock	—	—	—	—	—	—	—	42	(3,080)	(3,080)
Cash dividends on Class A common stock	—	—	—	—	—	(60,597)	—	—	—	(60,597)
Cash dividends on Class B common stock	—	—	—	—	—	(16,035)	—	—	—	(16,035)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(414)	—	—	—	(414)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,161)	—	—	(2,161)
Net income	—	—	—	—	—	170,683	—	—	—	170,683
Balance at June 3, 2017	53,450	$53	11,851	$12	$618,718	$1,133,785	$(21,259)	8,347	$(508,320)	$1,222,989

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	June 3,	May 28,
	2017	2016
Cash Flows from Operating Activities:
Net income	$170,683	$169,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,737	53,343
Stock-based compensation	10,375	10,302
Loss on disposal of property, plant, and equipment	317	539
Provision for doubtful accounts	4,713	5,496
Deferred income taxes and tax uncertainties	—	(78)
Excess tax benefits from stock-based compensation	—	(630)
Write-off of deferred financing costs on previous credit facility	94	—
Changes in operating assets and liabilities:
Accounts receivable	(50,730)	1,990
Inventories	(22,834)	44,032
Prepaid expenses and other current assets	(4,547)	(348)
Other assets	2,259	2,892
Accounts payable and accrued liabilities	2,064	(1,086)
Total adjustments	(11,552)	116,452
Net cash provided by operating activities	159,131	285,822
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(37,923)	(34,714)
Net cash used in investing activities	(37,923)	(34,714)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,392)	(19,372)
Payments of cash dividends	(76,632)	(79,351)
Payments on capital lease and financing obligations	(904)	(600)
Excess tax benefits from stock-based compensation	—	630
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,165	2,896
Proceeds from exercise of Class A common stock options	22,600	5,081
Borrowings under financing obligations	739	453
Borrowings under Credit Facility	439,000	88,000
Credit Facility financing costs	(1,542)	—
Payments of notes payable and revolving credit note under the Credit Facility	(529,500)	(254,750)
Net cash used in financing activities	(146,466)	(257,013)
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	(34)
Net decrease in cash and cash equivalents	(25,312)	(5,939)
Cash and cash equivalents—beginning of period	52,890	38,267
Cash and cash equivalents—end of period	$27,578	$32,328
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$91,711	$101,178
Cash paid for interest	$7,350	$3,878

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine week periods ended June 3, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 2, 2017. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2016.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2017 fiscal year will be a 52-week accounting period that will end on September 2, 2017 and its 2016 fiscal year was a 53-week accounting period that ended on September 3, 2016.

There have been no changes to significant accounting policies since September 3, 2016, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in changes to the condensed consolidated financial statements, including adjustments recorded as of the beginning of fiscal 2017, as described below in “Recently Adopted Accounting Pronouncements”.

The Company combined the revolving credit note and current maturities of long-term debt into short-term debt for the prior year in the Condensed Consolidated Balance Sheets in order to conform to the current period’s presentation.

Recently Adopted Accounting Pronouncements

Share-based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The Company early adopted ASU 2016-09 in the second quarter of fiscal 2017, which required us to reflect any adjustments as of September 4, 2016, the beginning of the annual period that includes the interim period of adoption.    Prior fiscal year periods were not retrospectively adjusted.

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

Accounting Pronouncements Not Yet Adopted

Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 in the goodwill impairment test that required an entity to calculate the implied fair value of goodwill.  An entity will now apply a one-step quantitative test and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019.  The new standard is effective for the Company for its fiscal 2021 fourth quarter goodwill impairment test.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The new standard is effective for the Company for its fiscal 2019 first quarter, with early adoption permitted.  The amendments are to be applied prospectively to business combinations that occur after the effective date.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal 2019 first quarter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The Company expects to adopt ASU 2014-09 under the modified retrospective approach in the first quarter of fiscal 2019.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and thirty-nine weeks ended June 3, 2017 and May 28, 2016, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Net income as reported	$62,836	$64,816	$170,683	$169,370
Less: Distributed net income available to participating securities	(39)	(81)	(151)	(251)
Less: Undistributed net income available to participating securities	(107)	(170)	(309)	(442)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$62,690	$64,565	$170,223	$168,677
Add: Undistributed net income allocated to participating securities	107	170	309	442
Less: Undistributed net income reallocated to participating securities	(106)	(170)	(307)	(441)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$62,691	$64,565	$170,225	$168,678
Denominator:
Weighted average shares outstanding for basic net income per share	56,779	61,133	56,593	61,206
Effect of dilutive securities	485	236	435	158
Weighted average shares outstanding for diluted net income per share	57,264	61,369	57,028	61,364
Net income per share Two-class method:
Basic	$1.10	$1.06	$3.01	$2.76
Diluted	$1.09	$1.05	$2.98	$2.75

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended June 3, 2017. Antidilutive stock options of 639 and 1,009 were not included in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended May 28, 2016, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen and thirty-nine week periods ended June 3, 2017 and May 28, 2016 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3,	May 28,	June 3,	May 28,
	2017	2016	2017	2016
Stock options	$1,088	$1,044	$3,275	$3,296
Restricted share awards	998	1,420	3,332	4,619
Restricted stock units	1,286	785	3,561	2,197
Associate Stock Purchase Plan	78	54	207	190
Total	3,450	3,303	10,375	10,302
Deferred income tax benefit	(1,311)	(1,255)	(3,943)	(3,915)
Stock-based compensation expense, net	$2,139	$2,048	$6,432	$6,387

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	June 3,	May 28,
	2017	2016
Expected life (in years)	4.1	3.9
Risk-free interest rate	1.16%	1.09%
Expected volatility	20.50%	21.82%
Expected dividend yield	2.40%	2.40%
Weighted-average grant-date fair value	$9.29	$8.03

A summary of the Company’s stock option activity for the thirty-nine week period ended June 3, 2017 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2016	1,645	$69.86
Granted	537	71.33
Exercised	(335)	67.44
Canceled/Forfeited	(36)	70.73
Outstanding on June 3, 2017	1,811	$70.73	4.8	$28,033
Exercisable on June 3, 2017	649	$73.51	3.4	$8,238

The unrecognized share‑based compensation cost related to stock option expense at June 3, 2017 was $8,385 and will be recognized over a weighted average period of 2.6 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine week periods ended June 3, 2017 and May 28, 2016 was $9,232 and $2,164, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine week period ended June 3, 2017 is as follows:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 3, 2016	265	$78.58
Granted	—	—
Vested	(96)	75.30
Canceled/Forfeited	(7)	81.06
Non-vested restricted share awards at June 3, 2017	162	$80.40

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized compensation cost related to RSAs at June 3, 2017 was $5,870 and will be recognized over a weighted average period of 1.9 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirty-nine week period ended June 3, 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 3, 2016	198	$58.98
Granted	174	73.33
Vested	(45)	59.12
Canceled/Forfeited	(12)	65.10
Non-vested restricted stock unit awards at June 3, 2017	315	$66.66

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at June 3, 2017 was $16,143 and is expected to be recognized over a weighted average period of 3.8 years.

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

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,025 outstanding at both June 3, 2017 and September 3, 2016)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen and thirty-nine week periods ended June 3, 2017. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at June 3, 2017 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of June 3, 2017 and September 3, 2016 due to the short-term maturity of these items.

During the thirty-nine weeks ended June 3, 2017 and May 28, 2016, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at June 3, 2017 and September 3, 2016 consisted of the following:

	June 3,	September 3,
	2017	2016
	(Dollars in thousands)
Credit Facility:
Revolver	$314,000	$217,000
Term loan	-	187,500
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Capital lease and financing obligations	28,100	28,268
Less: unamortized debt issuance costs	(1,953)	(946)
Total debt	$515,147	$606,822
Less: short-term debt(1)	(314,171)	(267,050)
Long-term debt	$200,976	$339,772

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2017, the Company entered into a new $600 million credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 14, 2022, provides for a five-year unsecured revolving loan facility in the aggregate amount of $600 million. The New Credit Facility replaced the Company’s previous $650 million credit facility (the “Previous Credit Facility”), dated April 22, 2013.

The New Credit Facility permits up to $50 million to be used to fund letters of credit.  The New Credit Facility also permits the Company to request one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $300 million.  Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day,

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

(b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility, based on the Company’s consolidated leverage ratio.  The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The weighted average applicable borrowing rate for the Company for any borrowings outstanding under the New Credit Facility at June 3, 2017 was 2.12% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods. Borrowings under the New Credit Facility are guaranteed by certain of the Company’s subsidiaries.

During the thirty-nine week period ended June 3, 2017, the Company borrowed $109,000 under the revolving loan facility and repaid $147,000 and $37,500 of the revolving loan facility and the term loan facility, respectively. In addition, as a result of entering into the New Credit Facility, the Company borrowed $330,000 under the New Credit Facility and used an additional $16,706 in cash on hand to pay down and close the $345,000 outstanding balance under the Previous Credit Facility plus the applicable interest and fees.

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

The New Credit Facility and Private Placement Debt contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the New Credit Facility and Private Placement Debt.

At June 3, 2017, the Company was in compliance with the operating and financial covenants of the New Credit Facility and Private Placement Debt.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At June 3, 2017 and September 3, 2016, the capital lease obligation was approximately $27,025.

Note 6. Shareholders’ Equity

The Company paid cash dividends of  $1.35 per common share totaling $76,632 for the thirty-nine weeks ended June 3, 2017. For the thirty-nine weeks ended May 28, 2016, the Company paid cash dividends of $1.29 per common share

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

totaling $79,351. On July 7, 2017, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on August 1, 2017  to shareholders of record at the close of business on July 18, 2017. The dividend will result in a payout of approximately $25,629, based on the number of shares outstanding at June 30, 2017.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in such amounts as it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirty-nine week period ended June 3, 2017, the Company repurchased 42 shares of its Class A common stock for $3,080, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine week periods ended June 3, 2017 and May 28, 2016 was minimal.

Note 8. Income Taxes

During the thirty-nine week period ended June 3, 2017, there were no material changes in unrecognized tax benefits.

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

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with more than one million products, inventory management and other supply chain solutions, and deep expertise from over 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of over 6,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,545,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 84 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,309 at June 3, 2017, compared to 2,356 at May 28, 2016. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 67% of our revenues came from sales in the manufacturing sector during the third quarter of our fiscal year 2017, including certain national account customers. Through statistical analysis, we have found that the strongest correlation is between our customers’ activity and the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation to our sales using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the past three months and for the past 12-month period was as follows:

Period	MBI
March	56.4
April	54.8
May	57.1

Fiscal 2017 Q3 average	56.1
12-month average	51.1

The MBI has continued to increase throughout the third quarter of our fiscal year 2017, raising the 12-month average to expansion. The index reached 57.1 in May, the highest MBI reading in over five years, then moved slightly down to 56.2 in June. Details released with the June MBI indicate an expanding metalworking environment, including growth in new orders, production, backlog, and pricing. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen Week Period Ended June 3, 2017 Compared to the Thirteen Week Period Ended May 28, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	June 3, 2017		May 28, 2016		Change

	$	%	$	%	$	%
Net sales	$743,923	100.0%	$727,495	100.0%	$16,428	2.3%
Cost of goods sold	414,423	55.7%	400,467	55.0%	13,956	3.5%
Gross profit	329,500	44.3%	327,028	45.0%	2,472	0.8%
Operating expenses	227,724	30.6%	221,244	30.4%	6,480	2.9%
Income from operations	101,776	13.7%	105,784	14.5%	(4,008)	(3.8)%
Total other expense	(3,194)	(0.4)%	(930)	(0.1)%	(2,264)	243.4%
Income before provision for income taxes	98,582	13.3%	104,854	14.4%	(6,272)	(6.0)%
Provision for income taxes	35,746	4.8%	40,038	5.5%	(4,292)	(10.7)%
Net income	$62,836	8.4%	$64,816	8.9%	$(1,980)	(3.1)%

Net Sales

Net sales increased 2.3% or approximately $16.4 million for the thirteen week period ended June 3, 2017, as compared to the thirteen week period ended May 28, 2016.  We estimate that this $16.4 million increase in net sales is comprised of (i) approximately $36.3 million of higher sales volume, partially offset by (ii) approximately $11.2 million in sales attributable to an extra day in fiscal 2016; (iii) approximately $6.8 million in reductions from pricing, resulting from changes in customer and product mix, discounting and other items, and (iv) approximately $1.9 million from an unfavorable foreign exchange impact.  Of the above $16.4 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $13.4 million and sales other than to our Large Account Customers increased by approximately $3.0 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen week period ended June 3, 2017 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Thirteen Week Period Ended Fiscal Q3	% of Total Business

Total Company	3.8%
Manufacturing Customers(1)	2.8%	67%
Non-Manufacturing Customers(1)	6.5%	33%

_____________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented 60.5% of consolidated net sales for the thirteen week period ended June 3, 2017, compared to 58.6%

of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 44.3% for the thirteen week period ended June 3, 2017 as compared to 45.0% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix. We experienced growth in both our vending program and Large Account Customer sales, which are typically transacted at lower gross margins.

Operating Expenses

Operating expenses increased 2.9% to $227.7 million for the thirteen week period ended June 3, 2017, as compared to $221.2 million for the same period in the prior fiscal year. Operating expenses were 30.6% of net sales for the thirteen week period ended June 3, 2017 compared to 30.4% of net sales for the same period in the prior fiscal year. The increase in volume-related expenses, combined with a larger incentive compensation accrual and increase in sales commissions was partially offset by lower depreciation and amortization.  The decrease in depreciation and amortization is a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016.

Payroll and payroll-related costs were approximately 55.6% of total operating expenses for the thirteen week period ended June 3, 2017, as compared to approximately 53.4% for the thirteen week period ended May 28, 2016.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission and fringe benefit costs. All of these costs increased for the thirteen week period ended June 3, 2017, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to the incentive compensation accrual. Our fiscal third quarter incentive compensation accrual this year is higher than the prior year third quarter based on our actual third quarter performance and our fourth quarter expectations as compared to the prior fiscal year.

Income from Operations

Income from operations decreased 3.8% to $101.8 million for the thirteen week period ended June 3, 2017, as compared to $105.8 million for the same period in the prior fiscal year. This was primarily due to the increase in operating expenses as discussed above. Income from operations as a percentage of net sales decreased to 13.7% for the thirteen week period ended June 3, 2017, as compared to 14.5% for the same period in the prior fiscal year, primarily the result of the pricing and mix-driven gross margin decrease as well as the increase in operating expenses as a percentage of net sales.

Provision for Income Taxes

The effective tax rate for the thirteen week period ended June 3, 2017 was 36.3%, as compared to 38.2% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to the application of a research and development tax credit resulting from a study completed during the third quarter of fiscal 2017.

Net Income

The factors which affected net income for the thirteen week period ended June 3, 2017, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine Week Period Ended June 3, 2017 Compared to the Thirty-Nine Week Period Ended May 28, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	June 3, 2017		May 28, 2016		Change

	$	%	$	%	$	%
Net sales	$2,133,974	100.0%	$2,118,431	100.0%	$15,543	0.7%
Cost of goods sold	1,181,177	55.4%	1,163,640	54.9%	17,537	1.5%
Gross profit	952,797	44.6%	954,791	45.1%	(1,994)	(0.2)%
Operating expenses	673,776	31.6%	678,077	32.0%	(4,301)	(0.6)%
Income from operations	279,021	13.1%	276,714	13.1%	2,307	0.8%
Total other expense	(9,089)	(0.4)%	(2,652)	(0.1)%	(6,437)	242.7%
Income before provision for income taxes	269,932	12.6%	274,062	12.9%	(4,130)	(1.5)%
Provision for income taxes	99,249	4.7%	104,692	4.9%	(5,443)	(5.2)%
Net income	$170,683	8.0%	$169,370	8.0%	$1,313	0.8%

Net Sales

Net sales increased 0.7% or approximately $15.5 million for the thirty-nine week period ended June 3, 2017, as compared to the thirty-nine week period ended May 28, 2016.  We estimate that this $15.5 million increase in net sales is comprised of (i) approximately $57.3 million of higher sales volume, partially offset by (ii) approximately $24.3 million in reductions from pricing, resulting from changes in customer and product mix, discounting and other items;  (iii) approximately $11.2 million in sales attributable to an extra day in fiscal 2016, and (iv) approximately $6.3 million from an unfavorable foreign exchange impact. Of the above $15.5 million increase in net sales, sales to our Large Account Customers increased by approximately $19.5 million and sales other than to our Large Account Customers decreased by approximately $4.0 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirty-nine week period ended June 3, 2017 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Thirty-Nine Week Period Ended Fiscal Q3	% of Total Business

Total Company	1.2%
Manufacturing Customers(1)	0.4%	68%
Non-Manufacturing Customers(1)	3.8%	32%

_____________

(1)	Excludes U.K. operations.

Sales made through our eCommerce platforms represented 60.0% of consolidated net sales for the thirty-nine week period ended June 3, 2017, compared to 57.8% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 44.6% for the thirty-nine week period ended June 3, 2017 as compared to 45.1% for the same period in the prior fiscal year.  The decline was primarily a result of changes in pricing and customer and product mix. We experienced growth in both our vending program and Large Account Customer sales, which are typically transacted at lower gross margins.

Operating Expenses

Operating expenses decreased 0.6% to $673.8 million for the thirty-nine week period ended June 3, 2017, as compared to $678.1 million for the same period in the prior fiscal year, yielding approximately 40 basis points of expense leverage on nearly flat net sales. Operating expenses were 31.6% of net sales for the thirty-nine week period ended June 3, 2017 compared to 32.0% of net sales for the same period in the prior fiscal year. Fringe benefit costs and depreciation and amortization were the main contributors to the decrease in operating expenses.  The decrease in depreciation and amortization is a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016.

Payroll and payroll-related costs were approximately 56.4% of total operating expenses for the thirty-nine week period ended June 3, 2017, as compared to approximately 55.1% for the same period in the prior fiscal year. Salaries, commissions, and the incentive compensation accrual all increased for the thirty-nine week period ended June 3, 2017, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to the incentive compensation accrual. This increase was partially offset by lower fringe benefit costs.  As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased costs in the first half of fiscal 2016.

Income from Operations

Income from operations increased 0.8% to $279.0 million for the thirty-nine week period ended June 3, 2017, as compared to $276.7 million for the same period in the prior fiscal year. This increase was primarily due to lower operating expenses as mentioned above.  Income from operations as a percentage of net sales remained unchanged at 13.1% for the thirty-nine week periods ended June 3, 2017 and May 28, 2016.

Provision for Income Taxes

The effective tax rate for the thirty-nine week period ended June 3, 2017 was 36.8% as compared to 38.2% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to the application of a research and development tax credit resulting from a study completed during the third quarter of fiscal 2017 and the adoption of ASU 2016-09 in the second quarter of fiscal 2017. See Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

Net Income

The factors which affected net income for the thirty-nine week period ended June 3, 2017, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	June 3,	September 3,
	2017	2016	$ Change
	(Dollars in thousands)
Total debt	$515,147	$606,822	$(91,675)
Less: Cash and cash equivalents	(27,578)	(52,890)	25,312
Net debt	$487,569	$553,932	$(66,363)
Equity	$1,222,989	$1,098,376	$124,613

As of June 3, 2017, we held $27.6 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and Private Placement Debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At June 3, 2017, total borrowings outstanding, representing amounts due under the New Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $515.1 million, net of unamortized debt issuance costs of $2.0 million. At September 3, 2016, total borrowings outstanding, representing amounts due under the Previous Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $606.8 million, net of unamortized debt issuance costs of $0.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	June 3,	May 28,
	2017	2016

	(Dollars in thousands)
Net cash provided by operating activities	$159,131	$285,822
Net cash used in investing activities	(37,923)	(34,714)
Net cash used in financing activities	(146,466)	(257,013)
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	(34)
Net decrease in cash and cash equivalents	$(25,312)	$(5,939)

Operating Activities

Net cash provided by operating activities for the thirty-nine week periods ended June 3, 2017 and May 28, 2016 was $159.1 million and $285.8 million, respectively. There are various increases and decreases contributing to this change. Increases in inventories and accounts receivable, resulting from increased sales volume,  contributed to the majority of the decrease in net cash provided by operating activities.

The table below provides the Company’s working capital and current ratio:

	June 3,	September 3,	May 28,
	2017	2016	2016(1)
	(Dollars in thousands)
Working Capital	$454,973	$502,889	$680,820
Current Ratio	1.9	2.1	3.3

____________________

(1)

Amounts as of May 28, 2016 have been adjusted to reflect the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The Company adopted this ASU during the fourth quarter of fiscal 2016.

The decrease in working capital and the current ratio at June 3, 2017 compared to September 3, 2016 and May 28, 2016 is related to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a prospective reclassification of $46.6 million from current deferred income tax assets to long-term liabilities during the first quarter of fiscal 2017.  See Note 1  “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for more information about this ASU adoption.

Investing Activities

Net cash used in investing activities for the thirty-nine week periods ended June 3, 2017 and May 28, 2016 was $37.9 million and $34.7 million, respectively.  The use of cash for both periods was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirty-nine week periods ended June 3, 2017 and May 28, 2016 was $146.5 million and $257.0 million, respectively. The major components contributing to the use of cash for the thirty-nine week period ended June 3, 2017 were repayments on our credit facilities of $90.5 million, net of borrowings, and cash dividends paid of $76.6 million. This was partially offset by proceeds from the exercise of common stock options of $22.6 million. The major components contributing to the use of cash for the thirty-nine week period ended May 28, 2016 were repayments on the Previous Credit Facility of $166.8 million, net of borrowings, related to both the revolving loan facility and term loan facility, cash dividends paid of $79.4 million, and the repurchase of shares of Class A common stock of $19.4 million.

Long-term Debt

New Credit Facility

In April 2017, the Company entered into a new $600 million credit facility (the “New Credit Facility”).  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about the New Credit Facility.

At June 3, 2017, we were in compliance with the operating and financial covenants of the New Credit Facility. The Company had additional repayments of $52.0 million, net of borrowings, in June 2017. The current unused balance of $338.0 million of the New Credit Facility is available for working capital purposes if necessary.

Private Placement Debt

In July 2016, in connection with our tender offer and stock purchase, we completed the issuance and sale of unsecured senior notes. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about this transaction.

Capital Expenditures

Upgrade of Core Financial Systems

In fiscal 2016,  we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $10.3 million and $6.6 million in the first three  quarters of fiscal 2017 and full-year fiscal 2016, respectively. This project was completed in April 2017.

Contractual Obligations

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements.  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of June 3, 2017, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2027. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 3, 2016 except for the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in changes to the condensed consolidated financial statements, including adjustments recorded as of the beginning of fiscal 2017, as described in Note 1 “Basis of Presentation”.

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

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

We completed the upgrade of our core financial systems in April 2017, which impacted some of our key financial applications and processes. As a result, changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 3, 2017. In connection with this upgrade, we updated the processes that constitute our internal control over financial reporting, as necessary.

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended June 3, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen week period ended June 3, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/5/17 - 4/4/17	144	$102.25	—	1,444,034
4/5/17 - 5/4/17	—	—	—	1,444,034
5/5/17 - 6/3/17	—	—	—	1,444,034
Total	144	$102.25	—

____________________

(1)

During the thirteen weeks ended June 3, 2017,  144 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.

(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of June 3, 2017, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,444,034 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:
10.1

Credit Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017).

10.2

Amended and Restated Note Purchase Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc. and the noteholders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017).

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 12, 2017	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 12, 2017	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Credit Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017).

10.2

Amended and Restated Note Purchase Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc. and the noteholders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017).

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