Form 10-K
period 2017-09-02
MSC INDUSTRIAL DIRECT CO INC
filed 2017-10-31
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 2, 2017
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

☒	☐		☐	☐
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of March 4, 2017 was approximately $4,574,781,997. As of October 16, 2017, 44,541,074 shares of Class A common stock and 11,850,636 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2018 annual meeting of shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

FORWARD‑LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be, forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward‑looking statements, which speak only as of the date of this annual report. These forward‑looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward‑looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. We undertake no obligation to update or revise these forward‑looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services.

With more than a 75-year history of driving innovation in industrial product distribution, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of more than 6,500 associates keep our customers’ manufacturing operations up and running and improve their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada and the United Kingdom (“U.K.”), from individual machine shops, to Fortune 100 manufacturing companies, to government agencies such as the General Services Administration and the Department of Defense. We operate a sophisticated network of 12 customer fulfillment centers (eight in the United States, three in Canada and one in the U.K.) and 93 branch offices (92 in the United States and one in the U.K.). Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio in the United States.  In addition, we operate seven smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, England; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada.

We offer approximately 1,565,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches.  We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time (excluding Class C category products).    Our customers can choose among many convenient ways to place orders: mscdirect.com, eProcurement platforms, call centers or direct communication with our outside sales associates.

We endeavor to save our customers money when they partner with us for their MRO and metalworking product needs. We do this in multiple ways:

•

our experienced team of more than 6,500 associates includes customer care team members, metalworking specialists and technical support teams, and sales associates focused on driving our customers’ success by reducing their operational costs;

•	our robust systems and transactional data enable us to provide insights to our customers to help them take cost out of their supply chains and operations;

•	our extensive product inventory enables customers to deal with fewer suppliers, streamlining their purchasing work and reducing their administrative costs;

•	our timely shipping enables our customers to reduce their inventory investment and carrying costs;

•

our purchasing process consolidates multiple purchases into a single order, providing a single invoice for multiple purchases over time, and offering direct shipments to specific departments and personnel at one or more facilities. This reduces our customers’ administrative costs;

•

our extensive eCommerce capabilities provide sophisticated search and transaction capabilities, access to real-time inventory, customer-specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals, such as ARIBA and Perfect Commerce, in addition to ERP Procurement Solutions, such as Oracle and SAP; and

•	our inventory management solutions enable our customers to carry less inventory and still dramatically reduce situations when a critical item is out of stock.

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

With limited capital availability, and limited eCommerce capabilities and operating leverage, smaller industrial distributors are under increasing pressure to consolidate and/or curtail services and product lines to remain competitive. Their challenge represents MSC’s opportunity. Market surveys validate that we continue to capture increased market share by providing lower total purchasing costs, broader product selection and a higher level of service to our customers.

We improve purchasing efficiency and reduce costs for our customers because our offerings enable our customers to consolidate suppliers, purchase orders and invoices, and reduce inventory tracking, stocking decisions, purchases and out-of-stock situations.  In addition, through Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending solutions, we empower our customers to utilize sophisticated inventory management solutions.

Business Strategy

MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. Our strategy includes the following key elements:

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

Same-Day Shipping and Next-Day Delivery.  We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee about 99% of the time. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (Excluding Class C category products). We know that our customers value this service, because areas accessible by next-day delivery tend to generate significantly greater sales for MSC than areas where next-day delivery is not available.

Superior Customer Service.  Our commitment to customer service starts with our more than 6,500 associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training to empower our associates to better support our customers. Using our proprietary customer support software, our in-bound sales representatives can inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross‑check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

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

Commitment to Technological Innovation.  We embrace technological innovations to support our growth, improve customer service and reduce our operating costs. The innovations make our buying practices more effective, improve our automated inventory replenishment and streamline order fulfillment. MSC’s proprietary software helps our customers and sales representatives determine the availability of products in real time and evaluate alternative products and pricing. The MSC website contains a searchable online catalog with electronic ordering capabilities. The MSC website also offers an array of services, workflow management tools and related information.

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

Advanced Technologies and www.mscdirect.com.  The MSC website is available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing.  Customers increasingly evaluate their total cost of purchasing, using and maintaining industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive services.

Growth Strategy

We continue to show share gains as indicated by growth rates from the markets we serve. Our growth strategy includes a number of strategies to continue to gain market share.

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  MSC is a leading distributor of metalworking products in the United States. We have continued to expand our metalworking sales team, increase technical support and enhance supplier relationships. We are developing high-performance metalworking products marketed under MSC exclusive brands, providing high-value product alternatives for our customers.  Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. They help our customers select the right tool for the job from our deep supplier base and exclusive brands.

Expanding programs for government and national account customers. Although MSC has been providing MRO and metalworking supplies to the commercial sector for more than 75 years, we have more recently focused on government customers and have a large, growing contract business with numerous federal, state, and local/education agencies. We have developed customized government and national account programs. Even with our recent success, we see plenty of opportunity for additional growth.

We provide customized national account programs for larger customers, often as enterprise-wide engagements. These national account customers value our ability to support their procurement needs electronically to reduce their transactional costs. Our dedicated national account managers and operations experts provide supply chain solutions that reduce these customers’ total costs of procurement and ownership through increased visibility into their MRO purchases and improved management. We demonstrate these savings through detailed reporting at both the enterprise and site level.

Increasing the size and improving the productivity of our direct sales force.  We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. Our field sales and service associate headcount was 2,370 and our in-bound sales representative headcount was 1,007 at September 2, 2017.  We believe that our sales force investment has played a critical role in boosting our market share.

Increasing sales from existing customers and generating new customers with various value‑added programs.  Our value‑added programs include business needs analysis, inventory management solutions and workflow management tools.  Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies.

Increasing the number of product lines and productive SKUs.  We offer approximately 1,565,000 active, saleable SKUs through our catalogs; brochures; eCommerce channels, including our MSC website; our inventory management solutions; and call-centers and branches. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2017, we added approximately 65,000 SKUs, net of SKU removals, to our active, saleable SKU count. We plan to continue adding online SKUs in fiscal 2018.

The most recent MSC catalog issued in September 2017 merchandises approximately 500,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 29% of these SKUs are MSC exclusive brands. We also leverage the depth and breadth of MSC’s product portfolio within our Class C category sales channel.

Improving our marketing programs.  MSC has built an extensive buyer database, which we use to prospect for new customers. We deliver our master catalogs to the best prospects. We supplement our master catalogs with direct mail, digital and search engine marketing, and email. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.

Enhancing eCommerce capabilities.    The MSC website is a proprietary, business-to-business, horizontal marketplace serving the metalworking and MRO market. The MSC website allows customers to enjoy added convenience without sacrificing customized service. Our MSC website is a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customer’s desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC website and solicit customer feedback, making on-going improvements to ensure that it remains a premier website in our marketplace. In June 2016, Internet Retailer magazine recognized MSC as the “B2B eCommerce Player of the Year,” citing MSC’s online purchasing experience for customers as a factor for the award. Internet Retailer also ranked MSC as the 30th largest e-retailer based on annual revenue generated from online sales, growth over the previous five years, and key metrics such as customer conversion rates and average order value by category. In addition, many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products. We have associations with many of these providers and continue to evaluate and expand our eProcurement capabilities.

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

Selectively pursuing strategic acquisitions.  We actively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide. In July 2017, MSC completed the acquisition of DECO Tool Supply Co. (“DECO”), an industrial supply distributor based in Davenport, Iowa. DECO brings 190-plus associates across 10 branch offices located primarily in the Midwest. DECO's sales force and branch footprint complements MSC's coverage in the region. MSC will be able to provide DECO customers access to MSC's product portfolio to support their full metalworking and MRO needs.  The acquisition enhances our metalworking business, because

DECO associates bring considerable experience and expertise in metalworking solutions. We believe the highly fragmented nature of the industrial distribution sector will continue to provide acquisition opportunities.

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

We purchase substantially all of our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2017, fiscal 2016, or fiscal 2015.

Customer Fulfillment Centers

A significant number of our products are carried in stock. Approximately 77% of sales are fulfilled from our 12 customer fulfillment centers and 93 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer‑based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 100 companies, government agencies and manufacturers of all sizes. We focus on relatively higher-margin, lower-volume products. With the acquisition of Barnes Distribution North America in fiscal 2013, we have increased our presence in the fastener and Class C (“Consumables”) product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

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

We have implemented advanced analytics and significantly increased the return on our direct marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continue to play an important role in our efforts, we accelerated a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  We use our own database of over 3 million contacts together with external mailing lists to target buyers with the highest likelihood to buy.

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

Our in-bound sales representatives at our customer care centers undergo an intensive seven-week training course, followed up by regular on-site training seminars and workshops. We monitor and evaluate our sales associates at regular intervals, and provide our sales associates with technical training by our in-house specialists and product vendors. We maintain a separate technical support group dedicated to answering customer inquiries and assisting our customers with product operation information and finding the most efficient solutions to manufacturing problems.

Branch Offices

We operate 93 branch offices. There are 92 branch offices within the United States located in 40 states, and one located in the U.K. We have experienced higher sales growth and market penetration in areas around our branch offices and believe they play an integral role in obtaining new accounts and penetrating existing ones. This includes 10 branch offices added throughout the Midwest due to the acquisition of DECO in July 2017. Furthermore, during fiscal year 2017, we consolidated some branch offices that were relatively close in proximity in order to gain leverage, operational efficiencies and cost savings.

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

We periodically balance ongoing strategies to improve direct marketing productivity and increase return on advertising dollars spent against programs to increase revenue and lifetime value. While master catalogs, promotional catalogs and brochures continue to play an important role in our efforts, we continue to experience a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  As such, our mailing volume represents:

	Fiscal Years Ended (1)
	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks)
Number of publication titles	73	94	98
Number of publications mailed	15,602,818	16,851,194	18,265,589

__________________________

(1)	Excludes U.K. operations.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Customers submit more than 60% of their orders digitally through our technology platform (website, vending machines, and eProcurement).  The remaining orders are placed via telephone, fax and mail. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at each of our branches and our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional breakdown, a call can usually be re-routed to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our information systems enable us to centralize management of key functions, including communication links between customer fulfillment centers; inventory and accounts receivable; purchasing; pricing; sales and distribution; and the preparation of daily operating control reports. These systems help us ship on a same-day basis, respond quickly to order changes, provide a high level of customer service, and reduce costs. Our eCommerce environment is built upon a combined platform of our own intellectual property, state-of-the-art software from the world’s leading internet technology providers and world-class product data. This powerful combination of resources helps us deliver a superior online shopping experience with extremely high levels of reliability.

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

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners.  We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise IT. Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. In fiscal 2017, we went live on our upgraded core financial systems, including the receivables, payables, treasury, fixed assets and general ledger.  We are continuing to upgrade our systems and plan to make investments as necessary to enhance our operational effectiveness.

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

Our customer care centers and branch offices implemented a state-of-the-art phone system and workforce optimization platform in fiscal 2017. The features within the platform create a seamless environment equipped with advanced applications that assist our associates in optimizing our customer’s experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We are continuing to implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.

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

Seasonality

During any given time period, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fourth fiscal quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions.

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

Associates

As of September 2, 2017, we employed 6,563 associates, which includes our U.K. and Canada operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

When, as occurs in economic downturns, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from MSC.  In addition, our continued expansion of our vending program and other e-commerce platforms has placed pressure on our gross margin.  There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

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

Our industry is consolidating, which could adversely affect our business and financial results.

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

In times of commodity and energy price increases, we may be subject to price increases from our vendors and freight carriers that we may be unable to pass along to our customers. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs may increase, which may result in increased production costs for our vendors. The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.

In addition to increases in commodity and energy prices, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.

Inflation impacts the costs at which we can procure products and our ability to increase prices at which we sell to customers over time. Prolonged periods of low inflation or deflation could adversely affect our ability to increase the prices at which we sell to customers.

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

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. Our standard receivable terms are generally due within 30 days. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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

Disruptions or breaches of our information systems could adversely affect us.

We believe that our information technology (“IT”) systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins, and cyber-attacks. The failure of our IT systems to perform as we anticipate could disrupt our business and could result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers. In addition, changes to our information systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on certain key personnel.

Our success depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

Our business depends on our ability to retain and to attract qualified sales and customer service personnel and metalworking specialists.

There are significant costs associated with hiring and training sales and customer service professionals and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. We could be adversely affected by a shortage of available skilled workers or the loss of a significant number of our sales or customer service professionals and metalworking specialists.

The loss of key suppliers or contractors or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers and contractors.  The loss of, or a substantial decrease in the availability of products or services from key suppliers or contractors at competitive prices, or the loss of a key brand could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond our control. Disruptions in our supply chain could result in a decrease in revenues and profitability.

New trade policies could make sourcing products from overseas more difficult and/or more costly.

Any changes to trade policies, including the imposition of significant restrictions or tariffs, whether as a result of amendments to or elimination of existing trade agreements, could adversely affect our ability to secure sufficient products to service our customers and/or result in increases product costs that we may not be able to pass on to our customers, resulting in lower margins.

Opening or expanding our customer fulfillment centers exposes us to risks of delays and may affect our operating results.

In the future, as part of our long-term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration. In addition, we intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, the opening of new customer fulfillment centers or the expansion of existing customer fulfillment centers would have an adverse impact on distribution expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center or the completion of such expansions. Additionally, until sales volumes mature at new customer fulfillment centers, operating expenses as a percentage of sales may be adversely impacted. Further, substantial or unanticipated delays in the commencement of operations at new customer fulfillment centers could have a material adverse effect on our geographic expansion and may impact results of operations.

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

We may encounter difficulties with acquisitions and other strategic transactions, which could harm our business.

We have completed several acquisitions and we expect to continue to pursue acquisitions and other strategic transactions, such as joint ventures, that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

Acquisitions and other strategic transactions involve numerous risks and challenges, including the following:

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

We currently have a $600.0 million unsecured revolving loan facility. The facility matures on April 14, 2022. The facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans and revolving commitment increases up to an aggregate amount of $300.0 million, in increments not less than $50.0 million or the remaining availability.  In addition, we have outstanding $175.0 million aggregate principal amount of senior notes.  The senior notes mature in July 2023 ($75.0 million) and July 2026 ($100.0 million). We are subject to various operating and financial covenants under the credit facility and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facility and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business. At September 2, 2017, we were in compliance with the operating and financial covenants under the credit facility and senior notes.

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

As of September 2, 2017, our combined goodwill and indefinite-lived intangible assets amounted to $647.9 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete.

Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2017, fiscal year 2016 and fiscal year 2015, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of October 16, 2017, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 2.5% of the outstanding shares of our Class A common stock, giving them control over approximately 73.4% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be in a position to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Atlanta, Georgia	721,000	1990	Owned
Elkhart, Indiana	545,000	1996	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Reno, Nevada	419,000	1999	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Columbus, Ohio	468,000	2014	Owned
Hanover Park, Illinois	182,000	2003	Leased
Dallas, Texas	135,000	2003	Leased
Edmonton, Canada	40,500	2007	Leased
Beamsville, Canada	85,000	2004	Owned
Moncton, Canada	16,000	1981	Owned
Shelbyville, Kentucky(1)	110,000	1973	Owned

__________________________

(1)	Repackaging and replenishment center.

We maintain 92 branch offices within the United States located in 40 states and one branch office located in the U.K. The branches range in size from 1,800 to 25,000 square feet. Most of these branch offices are leased.  These leases will expire at various periods between  October 2017 and March 2027.  We added 10 branch offices, primarily in the Midwest, as a result of the DECO acquisition that was completed during fiscal 2017, and which are included in the total above.  The aggregate annual lease payments on leased branch offices and the leased customer fulfillment centers in fiscal 2017 were approximately $11.7 million.

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

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from August 30, 2015 to September 2, 2017:

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended September 2, 2017	High	Low	Class A & Class B
First Quarter – December 3, 2016	$91.02	$69.96	$0.45
Second Quarter – March 4, 2017	105.70	90.20	0.45
Third Quarter – June 3, 2017	105.29	81.58	0.45
Fourth Quarter – September 2, 2017	89.57	65.42	0.45

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended September 3, 2016	High	Low	Class A & Class B
First Quarter – November 28, 2015	$68.18	$58.17	$0.43
Second Quarter – February 27, 2016	70.86	54.19	0.43
Third Quarter – May 28, 2016	78.35	68.34	0.43
Fourth Quarter – September 3, 2016	75.99	67.74	0.43

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $1.80 and $1.72 per share for fiscal 2017 and fiscal 2016, respectively. This policy is reviewed periodically by the Board of Directors.

On October 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.48 per share, payable on November 28, 2017 to shareholders of record at the close of business on November 14, 2017. The dividend will result in a payout of approximately $27.1 million, based on the number of shares outstanding at October 16, 2017.

On October 16, 2017, the last reported sales price for MSC’s Class A common stock on the NYSE was $75.57 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 16, 2017 was 588. The number of holders of record of MSC’s Class B common stock as of October 16, 2017 was 57.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock, during the quarter ended September 2, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/04/17-07/03/17	82	$82.81	—	1,444,034
07/04/17-08/03/17	400,103	72.82	400,000	1,044,034
08/04/17-09/02/17	241,975	68.75	241,700	802,334
Total	642,160	$71.29	641,700

__________________________

(1)During the three months ended September 2, 2017, 460 shares of our Class A common stock were purchased by the Company as payment to satisfy our associate’s tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of September 2, 2017, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 802,334 shares. There is no expiration date for the Repurchase Plan.

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

The graph assumes $100 invested at the closing price of our Class A common stock on the New York Stock Exchange and each index on September 1, 2012 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from September 1, 2012 through September 2, 2017

	9/1/2012	8/31/2013	8/30/2014	8/29/2015	9/3/2016	9/2/2017
MSC Industrial Direct Co., Inc.	100.00	111.45	134.22	106.43	120.06	114.37
S&P Midcap 400	100.00	123.71	152.47	153.48	172.82	193.24
Dow Jones US Industrial Supplier	100.00	113.12	117.44	97.80	104.64	89.72

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 2, 2017, September 3, 2016 and August 29, 2015 and the selected consolidated balance sheet data as of September 2, 2017 and September 3, 2016 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 30, 2014, and August 31, 2013, and the selected consolidated balance sheet data as of August 29, 2015, August 30, 2014, and August 31, 2013 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (52 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$2,887,744	$2,863,505	$2,910,379	$2,787,122	$2,457,649
Gross profit	1,286,247	1,288,858	1,316,575	1,286,256	1,118,516
Operating expenses	907,247	912,898	937,046	903,072	732,990
Income from operations	379,000	375,960	379,529	383,184	385,526
Income taxes	136,561	140,515	141,833	143,458	145,434
Net income	231,431	231,216	231,308	236,067	237,995
Net income per common share:
Basic	4.08	3.78	3.75	3.78	3.77
Diluted	4.05	3.77	3.74	3.76	3.75
Weighted average common shares outstanding:
Basic	56,591	60,908	61,292	62,026	62,695
Diluted	56,971	61,076	61,487	62,339	63,011
Cash dividends declared per common share(1)	$1.80	$1.72	$4.60	$1.32	$1.20
Consolidated Balance Sheet Data (at period end):
Working capital(2)	$447,854	$502,889	$610,089	$652,601	$680,292
Total assets(2)	2,098,912	2,064,951	2,100,186	2,059,377	1,941,232
Short-term debt including capital lease and financing obligations(2)	331,986	267,050	213,165	96,479	13,802
Long-term debt including capital lease obligations, net of current maturities(2)	200,991	339,772	214,119	239,215	240,177
Deferred income taxes and tax uncertainties	115,056	148,201	131,210	112,785	97,475
Shareholders’ equity	1,225,140	1,098,376	1,332,870	1,398,563	1,390,383

__________________________

(1)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.
(2)

Prior periods have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).  See Note 1 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with more than 1.5 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of over 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,565,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including the MSC website; our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the U.K., and three are located in Canada) and 93 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our field sales and service associate headcount was 2,370 at September 2, 2017, compared to 2,370 at September 3, 2016 and 2,377 at August 29, 2015.  We will continue to manage our sales and service headcount based on economic conditions and our business plans.

The chart below displays a three-year comparison of our net sales:

Three Year Comparison of Net Sales (in millions)
$3,000
$2,975
$2,950
$2,925
$2,900
$2,875
$2,850
$2,825
$2,800
$2,910.4
$(82.0)
$(13.6)
$(7.3)
$56.0
$2,863.5
$113.8
$10.4
$(66.0)
$(27.2)
$(6.8)
$2,887.7
FY 2015 Net Sales
Volume
Price and other (1)
Foreign exchange
Five additional sales days (2)
FY 2016 Net Sales
Volume
DECO acquisition
Six less sales days (2)
Price and other (1)
Foreign exchange
FY 2017 Net Sales

__________________________

(1)	Pricing includes changes in customer and product mix, discounting and other items.
(2)	Fiscal years 2015, 2016, and 2017 had 253, 258, and 252 sales days, respectively.

Recent Developments

On July 31, 2017, we acquired certain assets and assumed certain liabilities of DECO, an industrial supply distributor based in Davenport, Iowa.  MSC will be able to provide DECO customers access to MSC's 1.5 million-plus product portfolio to support their full metalworking and MRO needs.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 67% of our revenues came from sales in the manufacturing sector in our fiscal year 2017, including certain national account customers. Through statistical analysis, we have found that trends in our customers’ activity is most strongly correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months of fiscal 2017 and for the past 12-month period was as follows:

Period	MBI
June	56.2
July	55.0
August	54.7

Fiscal 2017 Q4 average	55.3
Fiscal 2017 full year average	53.4

The MBI declined slightly throughout our fiscal fourth quarter, decreasing from 56.2 to 54.7.  This implies continued, but slower growth in the metalworking manufacturing environment.  Details released with the September MBI of 56.2 indicate expansion for the ninth consecutive month, including accelerated growth in both new orders and production.

We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Results of Operations

Fiscal Year Ended September 2, 2017 Compared to the Fiscal Year Ended September 3, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 2, 2017		September 3, 2016
	(52 weeks)		(53 weeks)		Change
	$	%	$	%	$	%
Net sales	$2,887,744	100.0%	$2,863,505	100.0%	$24,239	0.8%
Cost of goods sold	1,601,497	55.5%	1,574,647	55.0%	26,850	1.7%
Gross profit	1,286,247	44.5%	1,288,858	45.0%	(2,611)	(0.2)%
Operating expenses	907,247	31.4%	912,898	31.9%	(5,651)	(0.6)%
Income from operations	379,000	13.1%	375,960	13.1%	3,040	0.8%
Total other expense	(11,008)	(0.4)%	(4,229)	(0.1)%	(6,779)	160.3%
Income before provision for income taxes	367,992	12.7%	371,731	13.0%	(3,739)	(1.0)%
Provision for income taxes	136,561	4.7%	140,515	4.9%	(3,954)	(2.8)%
Net income	$231,431	8.0%	$231,216	8.1%	$215	0.1%

Net Sales

Net sales increased 0.8% or approximately $24.2 million, for the fiscal year ended 2017. We estimate that this increase in net sales is comprised of (i) approximately $113.8 million of higher sales volume; and (ii) approximately $10.4 million from DECO operations, which we acquired in July 2017; partially offset by (iii) approximately $66.0 million in lower sales attributable to six fewer days of sales in fiscal 2017 as compared to fiscal 2016;  (iv) approximately $27.2 million in reductions from pricing, resulting from changes in customer and product mix, discounting and other items; and (v) approximately $6.8 million from an unfavorable foreign exchange impact.  Of the total increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $27.4 million and sales other than to our Large Account Customers decreased by approximately $3.2 million.

The table below shows the change in our fiscal quarterly and annual 2017 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2017 vs. 2016 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended	% of Total Business

Total Company	(2.9)%	2.9%	3.8%	9.2%	3.2%
Manufacturing Customers(1)	(4.2)%	2.6%	2.8%	8.4%	2.4%	67%
Non-Manufacturing Customers(1)	0.6%	4.5%	6.5%	10.8%	5.6%	33%

__________________________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 60.1% of consolidated net sales in fiscal 2017 compared to 58.2% of consolidated net sales in fiscal 2016. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 44.5% in fiscal 2017 as compared to 45.0% in fiscal 2016. The decline was primarily a result of changes in pricing and customer and product mix. We experienced growth in both our vending program and Large Account Customer sales, which are typically transacted at lower gross margins.

Operating Expenses

Operating expenses decreased 0.6% to $907.2 million in fiscal 2017, as compared to $912.9 million in fiscal 2016. After removing the impact from the 53rd week, operating expenses are slightly higher than the prior year due to volume-related expenses, primarily payroll and payroll-related costs. This was offset by the decrease in depreciation and amortization as a result of certain intangible assets acquired from our fiscal 2006 J&L acquisition becoming fully amortized during the second half of fiscal 2016. Operating expenses represented approximately 31.4% of net sales in fiscal 2017, as compared to approximately 31.9% in fiscal 2016.

Payroll and payroll-related costs represented approximately 56.0% of total operating expenses in fiscal 2017, as compared to approximately 55.0% in fiscal 2016. Salaries, commissions, and the incentive compensation accrual all increased in fiscal 2017 as compared to fiscal 2016, with the majority of the increase attributable to the incentive compensation accrual. This increase was partially offset by lower fringe benefit costs.  As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased costs in the first half of fiscal 2016 as compared to the comparable period in fiscal 2017.

Income from Operations

Income from operations increased 0.8% to $379.0 million in fiscal 2017, as compared to $376.0 million in fiscal 2016, despite having a 53rd week in fiscal 2016. This increase was due to overall lower operating expenses in fiscal 2017. Income from operations as a percentage of net sales remained unchanged at 13.1% in fiscal 2017 as compared to fiscal 2016.

Total Other Expense

The increase in total other expense in fiscal 2017 compared to fiscal 2016 was primarily due to an increase in interest expense related to the Private Placement Debt (as defined below) that was entered into in July 2016 in connection with our August 2016 self tender offer and related stock purchase.

Provision for Income Taxes

Our fiscal 2017 effective tax rate was 37.1% as compared to 37.8% in fiscal 2016. The decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the second quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from the vesting and exercises of stock-based compensation awards to be recognized in the income statement.  During fiscal 2017, $1.8 million of net excess tax benefits were recognized as a reduction of income tax expense.  In addition, we applied a research and development tax credit in the amount of $1.8 million resulting from a study completed during the third quarter of fiscal 2017.  These items in total reduced the effective income tax rate for fiscal 2017 by approximately 100 basis points.  We expect our income tax rate for fiscal 2018 to be in the range of 38.0% and 38.5%, which assumes no significant excess tax benefits or expenses recognized as a result of ASU 2016-09.

Net Income

The factors which affected net income for fiscal 2017 as compared to the prior period have been discussed above.

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

Net Sales

Net sales decreased 1.6% or approximately $46.9 million, for the fiscal year ended 2016. We estimate that this decrease in net sales is comprised of: (i) approximately $82.0 million of lower sales volume; (ii) approximately $13.6 million from pricing, which includes changes in customer and product mix, discounting and other items; and (iii) approximately $7.3 million from unfavorable foreign currency fluctuations; partially offset by (iv) approximately $56.0 million in sales attributable to an extra week in fiscal 2016.  Of the total decrease in net sales, sales other than to our Large Account Customers decreased by approximately $72.2 million, partially offset by an increase in sales to our Large Account Customers of approximately $25.3 million.

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

__________________________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 58.2% of consolidated net sales in fiscal 2016, compared to 55.6% of consolidated net sales in fiscal 2015. This increase was primarily associated with the MSC website, EDI, and vending machine systems.

Gross Profit

Gross profit margin was 45.0% in fiscal 2016 as compared to 45.2% in fiscal 2015.  The decline was primarily a result of changes in pricing and customer mix.

Operating Expenses

Operating expenses decreased 2.6% to $912.9 million in fiscal 2016, as compared to $937.0 million in fiscal 2015 despite having a 53rd week in fiscal 2016. This decrease was primarily the result of cost savings initiatives implemented throughout the full fiscal 2016, including lower payroll costs and discretionary spending.  As a result, spending on items such as outside personnel, advertising, professional fees, and travel and entertainment expenses decreased compared to fiscal 2015. While lower volume did contribute a portion of the operating expense reduction, volume-related expenses such as freight reduced faster than sales. These decreases were partially offset by increases in medical costs.  Also, approximately $1.1 million of expenses related to non-recurring integration costs and restructuring charges associated with the CCSG acquisition and approximately $3.4 million of executive separation costs were included in operating expenses for fiscal year 2015.

Operating expenses represented approximately 31.9% of net sales in fiscal 2016, as compared to approximately 32.2% in fiscal 2015.  Excluding the reduction in non-recurring charges discussed above, operating expenses as a percentage of net sales in fiscal 2016 remained below the prior fiscal year level. This is due to the cost savings initiatives mentioned above.

Payroll and payroll-related costs represented approximately 55.0% of total operating expenses in fiscal 2016, as compared to approximately 53.3% in fiscal 2015.  Included in these costs are salary, incentive compensation, sales commission and fringe benefit costs. An increase in fringe benefit costs was the main driver for the increase in payroll and payroll-related costs in fiscal 2016 as compared to fiscal 2015.  Effective January 1, 2016, the Company transitioned from a self-insured plan to a fully insured private healthcare exchange. As a result of associates anticipating this transition, the Company experienced increased medical costs towards the end of calendar year 2015. These increases were offset by lower payroll costs, including sales commissions and overtime costs.

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

Total Other Expense

The decrease in total other expense in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in interest expense resulting from lower credit facility balances during the first three quarters of fiscal 2016.

Provision for Income Taxes

Our fiscal 2016 effective tax rate was 37.8% as compared to 38.0% in fiscal 2015. This fluctuation resulted from changes in the tax laws, income allocation and regulations in the various jurisdictions in which we operate and expiring statutes of limitations.

Net Income

The factors which affected net income for fiscal 2016 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

	September 2,	September 3,
	2017	2016	$ Change
Total debt	$532,977	$606,822	$(73,845)
Less: Cash and cash equivalents	(16,083)	(52,890)	36,807
Net debt	$516,894	$553,932	$(37,038)
Equity	$1,225,140	$1,098,376	$126,764

As of September 2, 2017, we held $16.1 million  in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth, the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and Private Placement Debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At September 2, 2017, total borrowings outstanding, representing amounts due under the New Credit Facility (as defined below) and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $533.0 million, net of unamortized debt issuance costs of $1.9 million.  At September 3, 2016, total borrowings outstanding, representing amounts due under our previous credit facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $606.8 million, net of unamortized debt issuance costs of $0.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
	(Amounts in thousands)
Net cash provided by operating activities	$246,841	$401,103	$249,791
Net cash used in investing activities	$(88,893)	$(87,930)	$(51,405)
Net cash used in financing activities	$(194,746)	$(298,368)	$(207,045)
Effect of foreign exchange rate changes on cash and cash equivalents	$(9)	$(182)	$(228)
Net increase (decrease) in cash and cash equivalents	$(36,807)	$14,623	$(8,887)

Operating Activities

Net cash provided by operating activities for the fiscal years ended September 2, 2017 and September 3, 2016 was $246.8 million and $401.1 million, respectively. There are various increases and decreases contributing to this change. Increases in inventories and accounts receivable, resulting from increased sales volume, contributed to the majority of the decrease in net cash provided by operating activities.

Net cash provided by operating activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $401.1 million and $249.8 million, respectively. Decreases in inventories and accounts receivable as a result of decreased sales volume contributed to the majority of the increase in net cash provided by operating activities.

	Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015

	(Dollars in thousands)
Working Capital	$447,854	$502,889	$610,089
Current Ratio	1.8	2.1	2.4

Days Sales Outstanding (excluding DECO)	54.0	50.8	50.2
Inventory Turnover (excluding DECO)	3.5	3.2	3.2

The decrease in working capital and the current ratio at September 2, 2017 compared to September 3, 2016 is related to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a prospective reclassification of $46.6 million from current deferred income tax assets to long-term liabilities during the first quarter of fiscal 2017.  See Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about this ASU adoption.  The decrease in working capital and the current ratio at September 3, 2016 compared to August 29, 2015 is primarily related to the decreases in inventories, as well as additional borrowings under the revolving loan facility in fiscal 2016.

The increase in days sales outstanding (“DSO”) is primarily due to an aging receivables portfolio consisting of a greater percentage of Large Account Customer sales.  We expect our DSO to improve slightly in fiscal 2018 from fiscal 2017 levels.  Inventory turns, calculated using a thirteen-point average inventory balance, improved slightly in fiscal 2017 due to sales volume increasing.

Investing Activities

Net cash used in investing activities for the fiscal years ended September 2, 2017 and September 3, 2016 was $88.9 million and $87.9 million, respectively. The use of cash for fiscal 2017 is attributable to expenditures for property, plant, and equipment, as well as the acquisition of DECO.  The use of cash for fiscal 2016 is attributable to expenditures for property, plant, and equipment, as well as the purchase of the Atlanta Customer Fulfillment Center (“Atlanta CFC”) and the real property on which the Atlanta CFC is situated.

Net cash used in investing activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $87.9 million and $51.4 million, respectively. The increase in net cash used in investing activities resulted primarily from cash used of approximately $33.7 million for the purchase of the Atlanta CFC and the real property on which the Atlanta CFC is situated.

Financing Activities

Net cash used in financing activities for the fiscal years ended September 2, 2017 and September 3, 2016 was $194.7 million and $298.4 million, respectively. The major components contributing to the use of cash for fiscal 2017 were repayments on our credit facilities of $72.5 million, net of borrowings, and cash dividends paid of $102.2 million. The major components contributing to the use of cash for fiscal 2016 were repurchases of shares of Class A common stock of $383.8 million, mostly related to our August 2016 self tender offer and related stock purchase referenced above, repayments on our previous credit facility of $301.0 million related to both the revolving loan facility and term loan facility, and cash dividends paid of $105.8 million. This was partially offset by borrowings under the revolving loan facility and Private Placement Debt in the amount of $305.0 million and $175.0 million, respectively.

Net cash used in financing activities for the fiscal years ended September 3, 2016 and August 29, 2015 was $298.4 million and $207.0 million, respectively. The major components contributing to the use of cash for fiscal 2016 were repurchases of shares of Class A common stock of $383.8 million, mostly related to our August 2016 “modified Dutch auction” tender offer and related stock purchase from certain of our Class B shareholders, repayments on our previous credit facility of $301.0 million related to both the revolving loan facility and term loan facility, and cash dividends paid of $105.8 million. This was partially offset by borrowings under the revolving loan facility and Private Placement Debt in the amounts of $305.0 million and $175.0 million, respectively.  The major components contributing to the use of cash for fiscal

2015 were cash dividends paid of $284.2 million, repayments on our previous credit facility of $243.0 million related to both the revolving loan facility and term loan, and the repurchase of shares of Class A common stock of $33.4 million. This was partially offset by borrowings under the revolving loan facility in the amount of $336.0 million.

Long-term Debt

New Credit Facility

In April 2017, the Company entered into a new $600 million credit facility (the “New Credit Facility”).  See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about the New Credit Facility.

At September 2, 2017, we were in compliance with the operating and financial covenants of the New Credit Facility. The Company had additional repayments of $60.0 million, net of borrowings, in September and October 2017. The current unused balance of $325.0 million of the New Credit Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt

In July 2016, in connection with our self tender offer and related stock purchase, we completed the issuance and sale of unsecured senior notes (the “Private Placement Debt”). At September 2, 2017, we were in compliance with the operating and financial covenants of the Private Placement Debt. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about this transaction.

Capital Expenditures

Upgrade of Core Financial Systems

In fiscal 2016, we initiated the upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $10.3 million and $6.6 million in the fiscal 2017 and fiscal 2016, respectively. This project was completed in April 2017.

In addition, we continue to invest in sales productivity initiatives, eCommerce and vending platforms, CFCs and distribution network, and in other infrastructure and technology.

Related Party Transactions

Atlanta CFC Infrastructure Investment

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc., completed a transaction with Mitchmar Atlanta Properties, Inc. to purchase the Company’s Atlanta CFC and the real property on which the Atlanta CFC is situated for a purchase price of $33.7 million. The Atlanta CFC had previously been leased since 1989. See Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about this transaction.

Stock Purchase Agreement

In August 2016, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock.  See Note 1  “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about the stock purchase.

Contractual Obligations

The following table summarizes our contractual obligations at September 2, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations(1)	$34,330	$10,829	$14,994	$6,256	$2,251
Capital lease obligations, net of interest(2)	27,829	373	27,456	—	—
Maturities of long-term debt obligations, net of interest	507,000	332,000	—	—	175,000
Estimated interest on debt, capital lease obligations	39,538	5,536	10,640	9,775	13,587
Total contractual obligations	$608,697	$348,738	$53,090	$16,031	$190,838

__________________________

(1)

Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2027. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021.

(2)

As of September 2, 2017, the Company has entered into various capital leases for certain information technology equipment, which expire on varying dates through fiscal 2020. In addition, included in this table is the long-term capital lease with the Columbus-Franklin County Finance Authority entered into in connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio.

The Company has recorded a non-current liability of $6.0 million for tax uncertainties and interest for the fiscal year ended September 2, 2017. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 6 “Income Taxes” in the Notes to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. For fiscal years 2017, 2016 and 2015, actual results did not vary materially from estimated amounts.

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

At September 2, 2017, our goodwill totaled $633.7 million and our indefinite-lived intangible assets totaled $14.2 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a two-step approach. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired, and the second step of goodwill or intangible asset impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill or intangible asset impairment test is performed to measure the amount of impairment loss (if any). Step two compares the implied fair value of the reporting unit’s goodwill or intangible assets with the carrying amount of goodwill or intangible assets. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, meaning the reporting unit's fair value is allocated to all the assets and liabilities of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarters of 2017 and 2016. The results of the assessments indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts.

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

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board (the “FASB”) and the SEC. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

We are exposed to interest rate risk on our variable-rate debt. In April 2017, the Company entered into the New Credit Facility.  See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about  the New Credit Facility.

Borrowings under our New Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $3.2 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of September 2, 2017 and September 3, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 2, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSC Industrial Direct Co., Inc. and Subsidiaries at September 2, 2017 and September 3, 2016, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 2, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MSC Industrial Direct Co., Inc. and Subsidiaries’ internal control over financial reporting as of September 2, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 31, 2017

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 2,	September 3,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,083	$52,890
Accounts receivable, net of allowance for doubtful accounts of $13,278 and $12,353, respectively	471,795	392,463
Inventories	464,959	444,221
Prepaid expenses and other current assets	52,742	45,290
Deferred income taxes	—	46,627
Total current assets	1,005,579	981,491
Property, plant and equipment, net	316,305	320,544
Goodwill	633,728	624,081
Identifiable intangibles, net	110,429	105,307
Other assets	32,871	33,528
Total assets	$2,098,912	$2,064,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$331,986	$267,050
Accounts payable	121,266	110,601
Accrued liabilities	104,473	100,951
Total current liabilities	557,725	478,602
Long-term debt	200,991	339,772
Deferred income taxes and tax uncertainties	115,056	148,201
Total liabilities	873,772	966,575
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 53,513,806 and 52,992,682 shares issued, respectively	54	53
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,850,636 and 11,933,233 shares issued and outstanding, respectively	12	12
Additional paid-in capital	626,995	584,017
Retained earnings	1,168,812	1,040,148
Accumulated other comprehensive loss	(17,263)	(19,098)
Class A treasury stock, at cost, 8,972,729 and 8,344,514 shares, respectively	(553,470)	(506,756)
Total shareholders’ equity	1,225,140	1,098,376
Total liabilities and shareholders’ equity	$2,098,912	$2,064,951

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
NET SALES	$2,887,744	$2,863,505	$2,910,379
COST OF GOODS SOLD	1,601,497	1,574,647	1,593,804
Gross profit	1,286,247	1,288,858	1,316,575
OPERATING EXPENSES	907,247	912,898	937,046
Income from operations	379,000	375,960	379,529
OTHER INCOME (EXPENSE):
Interest expense	(12,370)	(5,807)	(6,340)
Interest income	658	654	771
Other income (expense), net	704	924	(819)
Total other expense	(11,008)	(4,229)	(6,388)
Income before provision for income taxes	367,992	371,731	373,141
Provision for income taxes	136,561	140,515	141,833
Net income	$231,431	$231,216	$231,308
PER SHARE INFORMATION:
Net income per common share:
Basic	$4.08	$3.78	$3.75
Diluted	$4.05	$3.77	$3.74
Weighted average shares used in computing net income per common share:
Basic	56,591	60,908	61,292
Diluted	56,971	61,076	61,487
Cash dividends declared per common share	$1.80	$1.72	$4.60

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
Net income, as reported	$231,431	$231,216	$231,308
Foreign currency translation adjustments	1,835	(1,846)	(12,198)
Comprehensive income	$233,266	$229,370	$219,110

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 2, 2017 (52 weeks), SEPTEMBER 3, 2016 (53 weeks), AND AUGUST 29, 2015 (52 weeks)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
BALANCE at August 30, 2014	55,980	$56	13,296	$13	$573,730	$1,286,068	$(5,054)	7,657	$(456,250)	$1,398,563
Exercise of common stock options, including income tax benefits of $3,299	185	—	—	—	14,418	—	—	—	—	14,418
Common stock issued under associate stock purchase plan	—	—	—	—	1,854	—	—	(63)	2,431	4,285
Issuance of restricted common stock, net of cancellations	97	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	138	—	—	—	708	—	—	—	—	708
Stock-based compensation	—	—	—	—	14,195	—	—	—	—	14,195
Repurchases of common stock	—	—	—	—	—	—	—	444	(33,414)	(33,414)
Cash dividends paid on Class A common stock	—	—	—	—	—	(223,071)	—	—	—	(223,071)
Cash dividends paid on Class B common stock	—	—	—	—	—	(61,160)	—	—	—	(61,160)
Dividend equivalent units declared	—	—	—	—	—	(764)	—	—	—	(764)
Foreign currency translation adjustment	—	—	—	—	—	—	(12,198)	—	—	(12,198)
Net income	—	—	—	—	—	231,308	—	—	—	231,308
BALANCE at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exchange of Class B common stock for Class A common stock	1,363	1	(1,363)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $830	144	1	—	—	8,239	—	—	—	—	8,240
Common stock issued under associate stock purchase plan	—	—	—	—	1,649	—	—	(64)	2,435	4,084
Issuance of restricted common stock, net of cancellations	(15)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	74	—	—	—	147	—	—	—	—	147
Stock-based compensation	—	—	—	—	13,985	—	—	—	—	13,985
Repurchases of common stock	—	—	—	—	—	—	—	5,344	(384,111)	(384,111)
Retirement of treasury stock	(4,973)	(5)	—	—	(44,908)	(317,240)	—	(4,973)	362,153	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(83,000)	—	—	—	(83,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(22,778)	—	—	—	(22,778)
Dividend equivalent units declared	—	—	—	—	—	(431)	—	—	—	(431)

Foreign currency translation adjustment	—	—	—	—	—	—	(1,846)	—	—	(1,846)
Net income	—	—	—	—	—	231,216	—	—	—	231,216
BALANCE at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376
Exchange of Class B common stock for Class A common stock	82	—	(82)	—	—	—	—	—	—	—
Exercise of common stock options	399	1	—	—	26,887	—	—	—	—	26,888
Common stock issued under associate stock purchase plan	—	—	—	—	2,088	—	—	(57)	2,155	4,243
Issuance of restricted common stock, net of cancellations	(7)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	47	—	—	—	78	—	—	—	—	78
Stock-based compensation	—	—	—	—	13,925	—	—	—	—	13,925
Repurchases of common stock	—	—	—	—	—	—	—	685	(48,869)	(48,869)
Cash dividends paid on Class A common stock	—	—	—	—	—	(80,848)	—	—	—	(80,848)
Cash dividends paid on Class B common stock	—	—	—	—	—	(21,368)	—	—	—	(21,368)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(551)	—	—	—	(551)
Foreign currency translation adjustment	—	—	—	—	—	—	1,835	—	—	1,835
Net income	—	—	—	—	—	231,431	—	—	—	231,431
BALANCE at September 2, 2017	53,514	$54	11,851	$12	$626,995	$1,168,812	$(17,263)	8,973	$(553,470)	$1,225,140

See accompanying notes to consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 2, 2017, SEPTEMBER 3, 2016 AND AUGUST 29, 2015

(In thousands)

d
	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,431	$231,216	$231,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,980	71,930	69,729
Stock-based compensation	13,925	13,985	14,195
Loss on disposal of property, plant, and equipment	678	752	1,453
Provision for doubtful accounts	7,048	6,997	6,665
Deferred income taxes and tax uncertainties	13,482	15,007	15,035
Excess tax benefits from stock-based compensation	—	(1,536)	(3,956)
Write-off of deferred financing costs on previous credit facility	94	—	—
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(72,230)	2,595	(29,347)
Inventories	(15,871)	61,047	(59,008)
Prepaid expenses and other current assets	(7,428)	(6,303)	1,268
Other assets	548	142	(1,354)
Accounts payable and accrued liabilities	12,184	5,271	3,803
Total adjustments	15,410	169,887	18,483
Net cash provided by operating activities	246,841	401,103	249,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(46,548)	(87,930)	(51,405)
Cash used in business acquisition	(42,345)	—	—
Net cash used in investing activities	(88,893)	(87,930)	(51,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(49,182)	(383,798)	(33,414)
Payments of regular cash dividends	(102,216)	(105,778)	(98,828)
Payment of special cash dividend	—	—	(185,403)
Payments on capital lease and financing obligations	(1,175)	(1,090)	(2,290)
Excess tax benefits from stock-based compensation	—	1,536	3,956
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,243	4,084	4,285
Proceeds from exercise of Class A common stock options	26,887	7,410	11,119
Borrowings under financing obligations	739	453	530
Borrowings under Credit Facility	546,000	305,000	336,000
Proceeds from Private Placement Loan	—	175,000	—
Private Placement Loan financing costs	—	(185)	—
Credit Facility financing costs	(1,542)	—	—
Payment of notes payable and revolving credit note under the Credit Facility	(618,500)	(301,000)	(243,000)
Net cash used in financing activities	(194,746)	(298,368)	(207,045)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(182)	(228)
Net increase (decrease) in cash and cash equivalents	(36,807)	14,623	(8,887)
CASH AND CASH EQUIVALENTS, beginning of the year	52,890	38,267	47,154
CASH AND CASH EQUIVALENTS, end of the year	$16,083	$52,890	$38,267
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$121,691	$127,965	$122,988
Cash paid for interest	$11,695	$4,986	$5,843
See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a distributor of metalworking and maintenance, repair and operations (“MRO”) supplies with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 93 branch offices and 12 customer fulfillment centers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52 or 53 week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2017 and 2015 contain activity for 52 weeks while fiscal year 2016 contains activity for 53 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, selling its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. Our standard receivable terms generally provide for payment of invoices within 30 days. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and provides a reserve for accounts that are potentially uncollectible.

The Company’s cash includes deposits with commercial banks. The terms of these deposits and investments provide that all monies are available to the Company upon demand.    The Company maintains the majority of its cash with high quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the United States financial systems could limit access to funds and/or result in a loss of principal.

Allowance for Doubtful Accounts

The Company establishes reserves for customer accounts that are deemed uncollectible. The method used to estimate the allowances is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts.

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type while considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence.  In addition, many of the Company’s inventories are eligible for return under various supplier rebate programs.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit and indefinite-lived intangible assets are less than their carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessment of goodwill performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment of goodwill for fiscal years 2017,  2016 and 2015. Based on the qualitative assessment of intangible assets that have indefinite lives performed by the Company in its fiscal fourth quarters of 2017 and 2016 and the quantitative assessment performed by the Company in its fiscal fourth quarter of 2015, there were no indicators of impairment of intangible assets that have indefinite lives.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of August 29, 2015	$623,626
Foreign currency translation adjustments	455
Balance as of September 3, 2016	624,081
Acquisition(1)	8,318
Foreign currency translation adjustments	1,329
Balance as of September 2, 2017	$633,728

__________________________

(1)	Acquired DECO Tool Supply Co. (“DECO”) in July 2017. See Note 4 “Business Combination” for further discussion on this transaction.

The components of the Company’s other intangible assets for the fiscal years ended September 2, 2017 and September 3, 2016 are as follows:

				For the Fiscal Years Ended
				September 2, 2017		September 3, 2016
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$187,260	$(92,381)	$175,160	$(85,316)
Contract Rights		10		23,100	(23,100)	23,100	(23,100)
Trademark	1	-	5	4,403	(3,058)	3,613	(2,282)
Trademarks	Indefinite			14,205	—	14,132	—
Total				$228,968	$(118,539)	$216,005	$(110,698)

For fiscal years 2017 and 2016, the Company recorded approximately $12,980 and $112 of intangible assets, respectively, consisting of intangible assets acquired through the DECO acquisition and from the registration and application of new trademarks. See  Note 4 “Business Combination” for further discussion. Approximately $17 and $397 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized during fiscal years 2017 and 2016, respectively. The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $8,223,  $14,478, and $16,580 during fiscal years 2017,  2016, and 2015, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2018	$9,737
2019	8,559
2020	7,685
2021	7,001
2022	6,986

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2017,  2016 and 2015.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($4,778 and $5,174 at September 2, 2017 and September 3, 2016, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less from the date the catalogs are mailed. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in operating expenses in the consolidated statements of income was approximately $16,289,  $19,242 and $24,101 during the fiscal years 2017,  2016, and 2015, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is shipped to the customer or services have been rendered. In cases where the product is shipped directly to the customer, the Company recognizes revenue at the time of shipment primarily on a gross basis. The Company’s standard shipping terms are FOB shipping point.  Sales made through the Company’s eCommerce platforms, which accounted for 60.1% of our fiscal 2017 revenues, are recognized on the same terms as revenues through other channels. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statements of income.

Gross Profit

Gross profit primarily represents the difference between the sale price to our customers and the product cost from our suppliers (net of earned rebates and discounts) including the cost of inbound freight. The cost of outbound freight (including internal transfers), purchasing, receiving and warehousing are included in operating expenses. The Company’s gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $119,979,  $118,174, and $123,900 during fiscal years 2017,  2016, and 2015, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock awards and units is based on the closing market price of the Company’s common stock on the date of grant. The Company estimated the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants. The expected volatility factor is based on the volatility of the Company's common stock for a period equal to the expected term of the stock option. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and restricted stock award and unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

In fiscal 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.

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

Related Party Transactions

Atlanta CFC Purchase

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc. (“Sid Tool”) completed a transaction with Mitchmar Atlanta Properties, Inc. (“Mitchmar”) to purchase the Atlanta Customer Fulfillment Center (“CFC”) and the real property on which the Atlanta CFC is situated for a purchase price of $33,650.  Sid Tool had leased the Atlanta CFC from Mitchmar since 1989.  Mitchmar is owned by Mitchell Jacobson, the Company’s Chairman, and his sister, Marjorie Gershwind Fiverson, and two family-related trusts, and the beneficiaries of one of such trusts include the children of Erik Gershwind, the Company’s Chief Executive Officer.  The purchase price was determined by an independent appraisal process, as provided in the lease agreement for the Atlanta facility.

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

The Company paid rent under an operating lease to Mitchmar of approximately $2,110 and $2,318, respectively, for fiscal years 2016 and 2015 in connection with our occupancy of our Atlanta CFC.

Stock Purchase Agreement

In connection with a “modified Dutch auction” tender offer commenced on July 7, 2016, the Company purchased an aggregate of 1,152 shares of its Class A common stock from Mitchell Jacobson, the Company’s Chairman, his sister, Marjorie Gershwind Fiverson, Erik Gershwind, the Company’s President and Chief Executive Officer, and two other beneficial owners (collectively, the “Sellers”) of the Company’s Class B common stock at a purchase price of $72.50 per share, for an aggregate purchase price of approximately $83,524. The purchase price per share paid to the Sellers pursuant to the Stock Purchase Agreement was equal to the purchase price per share paid to shareholders whose shares were purchased in the Company’s tender offer.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s taxable bonds is estimated based on observable inputs in non-active markets. Under this method, the Company’s fair value of the taxable bonds was not significantly different than the carrying value at September 2, 2017 and September 3, 2016. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at September 2, 2017 and September 3, 2016.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes”, which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In fiscal 2017, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, and reclassified all current deferred taxes and the related valuation allowances to noncurrent positions on the Consolidated Balance Sheets. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $5,689 and $4,432 as of September 2, 2017 and September 3, 2016, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments.  Foreign currency translation adjustments included in comprehensive income were not tax-effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. Sales and assets related to the United Kingdom (the “U.K.”) and Canada branches are not significant to the Company’s total operations. For fiscal 2017, U.K. and Canadian operations represented approximately 3% of the Company’s consolidated net sales.

Segment Reporting

The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.  We operate in one operating and reportable segment as a distributor of metalworking and MRO products and services. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. Substantially all of the Company’s revenues and long-lived assets are in the United States. We do not disclose revenue information by product category as it is impracticable to do so as a result of our numerous product offerings and the way our business is managed.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, “Business Combinations”  (“ASC 805”). ASC 805 established principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 “Business Combination” for further discussion.

Recently Adopted Accounting Pronouncements

Share-based Payments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The Company early adopted ASU 2016-09 in the second quarter of fiscal 2017, which required us to reflect any adjustments as of September 4, 2016, the beginning of the annual period that includes the interim period of adoption.  Prior fiscal year periods were not retrospectively adjusted.

The new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares.

Furthermore, the Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The standard also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. The Company elected to apply this change on a prospective basis. Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these. Finally, the new guidance will allow an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company will continue to withhold the minimum statutory withholding obligation for outstanding awards.

Adoption of the new standard affected our previously reported fiscal first quarter of 2017 net income per share as follows:

	Thirteen Weeks Ended
	December 3, 2016
	(unaudited)
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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The FASB allowed early adoption of this standard and, therefore, the Company adopted ASU 2015-03 during the fourth quarter of fiscal 2016.  As a result of adopting this standard on a retrospective basis, $1,020 of debt issuance costs that were previously presented in long-term other assets as of August 29, 2015 are now included within current maturities of long-term debt and long-term debt, net of current maturities.

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

Reclassifications

The Company combined the revolving credit note and current maturities of long-term debt into short-term debt for the prior year in the Consolidated Balance Sheets in order to conform to the current period’s presentation.

2. FAIR VALUE

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

As of September 2, 2017 and September 3, 2016, the Company did not have any cash equivalents.

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,025 at both September 2, 2017 and September 3, 2016) are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during fiscal year 2017. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at September 2, 2017 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of September 2, 2017 and September 3, 2016 due to the short-term maturity of these items.

During the fiscal years ended September 2, 2017 and September 3, 2016, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

3. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended September 2, 2017,  September 3, 2016 and August 29, 2015, respectively:

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)

Net income as reported	$231,431	$231,216	$231,308
Less: Distributed net income available to participating securities	(206)	(308)	(1,350)
Less: Undistributed net income available to participating securities	(410)	(601)	—

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$230,815	$230,307	$229,958
Add: Undistributed net income allocated to participating securities	410	601	—
Less: Undistributed net income reallocated to participating securities	(408)	(600)	—

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$230,817	$230,308	$229,958

Denominator:
Weighted average shares outstanding for basic net income per share	56,591	60,908	61,292
Effect of dilutive securities	380	168	195
Weighted average shares outstanding for diluted net income per share	56,971	61,076	61,487

Net income per share two-class method:
Basic	$4.08	$3.78	$3.75
Diluted	$4.05	$3.77	$3.74

There were no antidilutive stock options included in the computation of diluted earnings per share for the fiscal year ended September 2, 2017. Antidilutive stock options of 843 and 678 were not included in the computation of diluted earnings per share for the fiscal years ended September 3, 2016 and August 29, 2015.

4.  BUSINESS COMBINATION

On July 31, 2017, the Company acquired certain assets and assumed certain liabilities of DECO,  an industrial supply distributor based in Davenport, Iowa.  For the fiscal year ending September 2, 2017, $10,369 of revenue and a  $250 loss before provision for income taxes relating to the acquired DECO business were included in the consolidated statements of income since the date of acquisition.

The combined acquisition of the DECO business for $38,000 and real property of $4,345 from its affiliates was accounted for as a business combination pursuant to ASC Topic 805. Acquisition-related expenses totaling  $1,002 have been recorded as operating expenses in the Company’s consolidated statement of income for the fiscal year ending September 2, 2017. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The cash purchase price for the combined acquisition was $42,345.

The purchase price allocation is summarized in the following table:

Accounts receivable	$15,452
Inventories	4,802
Prepaid expenses and other current assets	26
Property, plant and equipment	6,609
Goodwill	8,318
Identifiable intangibles	12,870
Total assets acquired	$48,077
Total liabilities assumed	(5,732)
Net assets acquired	$42,345

Acquired intangible assets with a fair value of $12,870 consisted primarily of customer relationships of $12,100 with a useful life of 10 years. The goodwill amount of $8,318 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premium paid by the Company for the right to control the business acquired and the expected synergies. This goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recognized as a result of the DECO acquisition is expected to be deductible for tax purposes and will be amortized for tax purposes over 15 years. Pro forma information related to the acquisition is not presented because the impact of the acquisition on the Company’s consolidated results of operations is not considered to be significant.

In addition, the Company recorded a post-closing working capital adjustment in the amount of $738, which was paid out to DECO, in October 2017, related to the acquisition closed in fiscal 2017.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				September 2,	September 3,
	Number of Years			2017	2016
Land		—		$28,169	$27,205
Building and improvements	3	-	40	182,032	178,828
Leasehold improvements	The lesser of lease term or 31.5			2,595	2,551
Furniture, fixtures and equipment	3	-	20	178,251	172,347
Computer systems, equipment and software	3	-	5	336,685	317,096
				727,732	698,027
Less: accumulated depreciation and amortization				411,427	377,483
Total				$316,305	$320,544

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $754 and $796 at September 2, 2017 and September 3, 2016, respectively.

Depreciation expense was $54,356,  $57,052 and $52,799 for the fiscal years ended September 2, 2017,  September 3, 2016, and August 29, 2015, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
Current:
Federal	$108,347	$109,699	$109,575
State and local	16,059	15,621	17,339
	124,406	125,320	126,914
Deferred:
Federal	10,938	13,993	13,987
State and local	1,217	1,202	932
	12,155	15,195	14,919
Total	$136,561	$140,515	$141,833

Significant components of deferred tax assets and liabilities are as follows:

	September 2,	September 3,
	2017	2016
Deferred tax liabilities:
Depreciation	$(56,382)	$(53,580)
Deferred catalog costs	(1,079)	(1,347)
Goodwill	(103,218)	(88,607)
	(160,679)	(143,534)
Deferred tax assets:
Accounts receivable	4,441	4,089
Inventory	9,794	9,995
Deferred compensation	1,280	1,710
Stock-based compensation	9,140	9,813
Intangible amortization	9,517	11,933
Other accrued expenses/reserves	17,445	9,087
	51,617	46,627
Net Deferred Tax Liabilities	$(109,062)	$(96,907)

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.0	3.0	3.1
Other, net	(0.9)	(0.2)	(0.1)
Effective income tax rate	37.1%	37.8%	38.0%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2017 and 2016 were as follows:

	September 2,	September 3,
	2017	2016
Beginning Balance	$10,610	$10,333
Additions for tax positions relating to current year	3,261	2,745
Additions for tax positions relating to prior years	1,015	—
Settlements	—	(174)
Lapse of statute of limitations	(2,245)	(2,294)
Ending Balance	$12,641	$10,610

Included in the balance of unrecognized tax benefits at September 2, 2017 is $1,049 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2017,  2016 and 2015 provisions include interest and penalties of $245,  $6 and $19, respectively. The Company has accrued $305 and $235 for interest and penalties as of September 2, 2017 and September 3, 2016, respectively.

With limited exceptions, the Company is no longer subject to Federal income tax examinations through fiscal 2013 and state income tax examinations through fiscal 2012.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 2,	September 3,
	2017	2016
Accrued payroll and fringe	$32,151	$31,416
Accrued bonus	19,657	12,728
Accrued sales, property and income taxes	12,622	13,541
Accrued sales rebates and returns	14,458	14,206
Accrued other	25,585	29,060
Total accrued liabilities	$104,473	$100,951

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at September 2, 2017 and September 3, 2016 consisted of the following:

	September 2,	September 3,
	2017	2016

Credit Facility:
Revolver	$332,000	$217,000
Term loan	-	187,500
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Capital lease and financing obligations	27,829	28,268
Less: unamortized debt issuance costs	(1,852)	(946)
Total debt	$532,977	$606,822
Less: short-term debt(1)	(331,986)	(267,050)
Long-term debt	$200,991	$339,772

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2017, the Company entered into a new $600,000 credit facility (the “New Credit Facility”). The New Credit Facility, which matures on April 14, 2022, provides for a five-year unsecured revolving loan facility in the aggregate amount of $600,000. The New Credit Facility replaced the Company’s previous $650,000 credit facility (the “Previous Credit Facility”), dated April 22, 2013.

The New Credit Facility permits up to $50,000 to be used to fund letters of credit.  The New Credit Facility also permits the Company to request one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $300,000.  Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility, based on the Company’s consolidated leverage ratio.  The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. The applicable borrowing rate for the Company for any borrowings outstanding under the New Credit Facility at September 2, 2017 was 2.36%, which represented LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the New Credit Facility bear interest based on LIBOR with one-month interest periods.

During fiscal 2017, the Company borrowed $216,000 under the revolving loan facility and repaid $236,000 and $37,500 of the revolving loan facility and term loan facility, respectively. In addition, as a result of entering into the New Credit Facility, the Company borrowed $330,000 under the New Credit Facility and used an additional $16,706 in cash on hand to pay down and close the $345,000 outstanding balance under the Previous Credit Facility plus the applicable interest and fees. During fiscal 2016, the Company borrowed $305,000 under the revolving loan facility and repaid $276,000 and $25,000 of the revolving loan facility and term loan facility, respectively.

Private Placement Debt

In July 2016, in connection with the Company’s “modified Dutch auction” tender offer, the Company completed the issuance and sale of the following unsecured senior notes (collectively “Private Placement Debt”):

•	$75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023; and

•	$100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026.

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

At September 2, 2017 and September 3, 2016, the Company was in compliance with the operating and financial covenants of the New Credit Facility and Private Placement Debt.

Maturities of debt, excluding capital lease and financing obligations, as of September 2, 2017 are as follows:

Maturities of
Fiscal Year	Debt
2018	$332,000
2019	—
2020	—
2021	—
2022	—
Thereafter	175,000
Total	$507,000

Capital Lease Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At September 2, 2017 and September 3, 2016, the capital lease obligation was approximately $27,025.   Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center in the amount of $27,025 outstanding at both September 2, 2017 and September 3, 2016.

At September 2, 2017, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2018	$1,022
2019	993
2020	27,327
2021	—
Total minimum lease payments	$29,342
Less: amount representing interest	1,513
Present value of minimum lease payments	$27,829
Less: current portion	373
Long-term capital leases and financing arrangements	$27,456

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

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). In 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of September 2, 2017, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 802 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During fiscal 2017 and 2016, the Company repurchased 685 shares and 5,344 shares, respectively, of its Class A common stock for $48,869 and $384,111, respectively. 43 and 72 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program during fiscal 2017 and 2016, respectively. Shares of the Company’s common stock purchased pursuant to the Tender Offer and the Stock Purchase, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Repurchase Plan.

The Company reissued 57 and 64 shares of treasury stock during fiscal 2017  and 2016, respectively, to fund the Associate Stock Purchase Plan (see Note 10).

Common Stock

Each holder of the Company’s Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to ten votes per share for each share held of record on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no redemption or sinking fund provisions with respect to such stock.

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of September 2, 2017, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors.

On October 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.48 per share, payable on November 28, 2017 to shareholders of record at the close of business on November 14, 2017. The dividend will result in a payout of approximately $27,068, based on the number of shares outstanding at October 16, 2017.

10. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC 718. Stock‑based compensation expense included in operating expenses for the fiscal years ended September 2, 2017,  September 3, 2016 and August 29, 2015 was as follows:

	For the Fiscal Years Ended
	September 2,	September 3,	August 29,
	2017	2016	2015
Stock options	$4,369	$4,382	$4,614
Restricted share awards	4,399	6,112	8,139
Restricted stock units	4,872	3,205	1,105
Associate Stock Purchase Plan	285	286	337
Total	13,925	13,985	14,195
Deferred income tax benefit	(5,292)	(5,206)	(5,266)
Stock-based compensation expense, net	$8,633	$8,779	$8,929

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”).  The 2015 Omnibus Plan replaced the Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan.  Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units.  All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan.  Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares, of which 4,083 authorized shares of common stock were remaining as of September 2, 2017.

Stock Options

A summary of the status of the Company’s stock options at September 2, 2017 and changes during the fiscal year then ended is presented in the table and narrative below:

	2017
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,645	$69.86
Granted	537	71.33
Exercised	(399)	67.36
Canceled/Forfeited	(40)	70.20
Outstanding - end of year	1,743	$70.88
Exercisable - end of year	585	$74.23

The total intrinsic value of options exercised during the fiscal years ended September 2, 2017,  September 3, 2016 and August 29, 2015 was $9,474,  $3,129, and $3,390, respectively. The unrecognized share-based compensation cost related to stock option expense at September 2, 2017 was $7,293 and will be recognized over a weighted average of 2.3 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its common stock on the date of grant. Such options generally vest over a period of four years and expire at seven years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended September 2, 2017,  September 3, 2016 and August 29, 2015 were as follows:

	2017	2016	2015
Expected life (in years)	4.1	3.9	3.9
Risk-free interest rate	1.16%	1.09%	1.09%
Expected volatility	20.5%	21.8%	24.5%
Expected dividend yield	2.40%	2.40%	1.70%
Weighted-Average Grant-Date Fair Value	$9.29	$8.03	$14.06

The following table summarizes information about stock options outstanding and exercisable at September 2, 2017:

Range of Exercise Prices	Number of Options Outstanding at September 2, 2017	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at September 2, 2017	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 58.90 – $ 66.69	554	4.8	$59.61	$5,296	147	3.8	$61.58	$1,111
66.70 – 71.33	650	5.4	70.96	—	128	2.1	69.46	—
71.34 – 81.76	236	3.1	81.57	—	171	3.1	81.51	—
81.77 – 83.03	303	4.1	83.02	—	139	4.1	83.03	—
	1,743	4.7	$70.88	$5,296	585	3.3	$74.23	$1,111

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended September 2, 2017 is as follows:

	2017
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	265	$78.58
Granted	—	-
Vested	(98)	75.24
Canceled/Forfeited	(7)	81.07
Non-vested restricted share awards at the end of the year	160	$80.49

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period.

The fair value of shares vested during the fiscal years ended September 2, 2017,  September 3, 2016 and August 29, 2015 was $7,357,  $7,518 and $8,107, respectively.

The unrecognized compensation cost related to the non-vested RSAs at September 2, 2017 is $4,880 and will be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

A  summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended September 2, 2017 is as follows:

	2017
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	198	$58.98
Granted	174	73.33
Vested	(45)	59.15
Canceled/Forfeited	(14)	65.21
Non-vested restricted stock unit awards at the end of the year	313	$66.66

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

The unrecognized compensation cost related to the RSUs at September 2, 2017 was $14,859 and is expected to be recognized over a period of 3.5 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of 5 shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of September 2, 2017, approximately 182 shares remain reserved for issuance under this plan. Associates purchased approximately 57 and 64 shares of common stock during fiscal 2017 and 2016 at an average per share price of $74.81 and $61.87, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2017,  2016, and 2015, the Company contributed $7,048,  $6,594 and $6,665, respectively, to the plan. The Company contributions are discretionary.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2027. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021. At September 2, 2017, approximate minimum annual rentals on all such leases are as follows:

Fiscal Year	Total Rental Payments
2018	$10,829
2019	8,380
2020	6,614
2021	3,706
2022	2,550
Thereafter	2,251
Total	$34,330

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2017,  2016 and 2015 was approximately $12,541,  $13,428 and $14,504, respectively. This included approximately $1,044 and $2,401,  for fiscal years 2016 and 2015, respectively, of rent expense for the related party lease. As a result of the purchase of our Atlanta CFC, which was previously leased with a related party, rental expense was partially offset by the release of a deferred rent liability during fiscal 2016. See Note 1 “Business and Summary of Significant Accounting Policies” for more information about this transaction.

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

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended September 2, 2017				Fiscal Year Ended September 3, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$686,271	$703,780	$743,923	$753,770	$706,819	$684,117	$727,495	$745,074
Gross profit	308,735	314,562	329,500	333,450	318,972	308,791	327,028	334,067
Income from operations	90,600	86,645	101,776	99,979	90,388	80,542	105,784	99,246
Net income	54,288	53,559	62,836	60,748	55,029	49,525	64,816	61,846
Net income per share:
Basic	0.96	0.94	1.10	1.07	0.89	0.81	1.06	1.03
Diluted	0.96	0.93	1.09	1.07	0.89	0.80	1.05	1.02

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 2, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 2, 2017, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 2, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of September 2, 2017.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 2, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 2, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 2, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 2, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 2, 2017 and September 3, 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 2, 2017 of the Company and our report dated October 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

October 31, 2017

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2018, or the 2017 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance—Compensation Committee”,  “Compensation Committee Report” and “Director Compensation” in the 2017 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2017 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 30 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended September 2, 2017.

Page
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because the information is not applicable or is presented in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

Reference is made to Item 15(b) below.

(b) Exhibits

The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.

(c) Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

None

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
4.02

Amended and Restated Note Purchase Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc. and the noteholders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017) (SEC File No. 001-14130).

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

Exhibit No.	Description
10.11

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.12

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

10.13

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.14

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.15

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.16

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.17

Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.18

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.19

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.20	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.21

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.22	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).†
10.23

Stock Purchase Agreement, dated July 5, 2016, between MSC Industrial Direct Co., Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2016) (SEC File No. 001‐14130).

10.24

Agreement for Purchase and Sale of Real Property, dated as of July 1, 2016, by and between Sid Tool Co., Inc., and Mitchmar Atlanta Properties, Inc. (incorporated by reference to Exhibit (d)(2) to the Registrant’s Schedule TO-I filed with the SEC on July 7, 2016) (SEC File No. 005-44935).

10.25	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016) (SEC File No. 001-14130). †
10.26

Credit Agreement, dated as of April 14, 2017, by and among MSC Industrial Direct Co., Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2017) (SEC File No. 001‐14130).

Exhibit No.	Description
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

____________________________

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended. Exhibits originally filed in paper.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC Industrial Direct Co., Inc.
By:	/s/ ERIK GERSHWIND Erik Gershwind
Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-
Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 31, 2017

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2017
/s/ RUSTOM JILLA Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2017
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 31, 2017
/s/ ROGER FRADIN Roger Fradin	Director	October 31, 2017
/s/ LOUISE GOESER Louise Goeser	Director	October 31, 2017
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 31, 2017
/s/ DENIS KELLY Denis Kelly	Director	October 31, 2017
/s/ STEVEN PALADINO Steven Paladino	Director	October 31, 2017
/s/ PHILIP PELLER Philip Peller	Director	October 31, 2017

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 29, 2015
Allowance for doubtful accounts(1)	$9,310	$6,665	$—	$4,663	$11,312
Deducted from asset accounts:
For the fiscal year ended September 3, 2016
Allowance for doubtful accounts(1)	$11,312	$6,997	$—	$5,956	$12,353
Deducted from asset accounts:
For the fiscal year ended September 2, 2017
Allowance for doubtful accounts(1)	$12,353	$7,048	$—	$6,123	$13,278

__________________________

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1