Form 10-Q
period 2017-12-02
MSC INDUSTRIAL DIRECT CO INC
filed 2018-01-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from           to

Commission File No.: 1-14130

__________________________________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

__________________________________________

New York (State or Other Jurisdiction of Incorporation or Organization)	11-3289165 (I.R.S. Employer Identification No.)

75 Maxess Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

(516) 812-2000

(Registrant’s telephone number, including area code)

__________________________________________

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

As of December 27, 2017, 45,054,928 shares of Class A common stock and 11,402,636 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 2, 2017. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition, including the adoption by competitors of aggressive pricing strategies and sales methods;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of cancellation or rescheduling of customer orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;
•

dependence on our information systems and the risks of business disruptions arising from changes to our information systems and disruptions due to catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins and cyberattacks;

•	retention of key personnel;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	risks associated with changes to trade policies pertaining to sourcing products;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded as a result of our acquisitions could be impaired;
•	risks associated with the integration of acquired businesses or other strategic transactions; and
•	financial restrictions on outstanding borrowings.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 2,	September 2,
	2017	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,252	$16,083
Accounts receivable, net of allowance for doubtful accounts of $13,385 and $13,278, respectively	479,391	471,795
Inventories	469,432	464,959
Prepaid expenses and other current assets	54,441	52,742
Total current assets	1,023,516	1,005,579
Property, plant and equipment, net	311,846	316,305
Goodwill	633,529	633,728
Identifiable intangibles, net	107,731	110,429
Other assets	31,590	32,871
Total assets	$2,108,212	$2,098,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$291,679	$331,986
Accounts payable	124,917	121,266
Accrued liabilities	115,527	104,473
Total current liabilities	532,123	557,725
Long-term debt	201,002	200,991
Deferred income taxes and tax uncertainties	115,056	115,056
Total liabilities	848,181	873,772
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,063,976 and 53,513,806 shares issued, respectively	54	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 11,402,636 and 11,850,636 shares issued and outstanding, respectively	11	12
Additional paid-in capital	633,944	626,995
Retained earnings	1,201,128	1,168,812
Accumulated other comprehensive loss	(18,106)	(17,263)
Class A treasury stock, at cost, 9,010,839 and 8,972,729 shares, respectively	(557,000)	(553,470)
Total shareholders’ equity	1,260,031	1,225,140
Total liabilities and shareholders’ equity	$2,108,212	$2,098,912

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Net sales	$768,561	$686,271
Cost of goods sold	433,492	377,536
Gross profit	335,069	308,735
Operating expenses	235,791	218,135
Income from operations	99,278	90,600
Other (expense) income:
Interest expense	(3,237)	(2,934)
Interest income	163	163
Other (expense) income, net	(408)	(284)
Total other expense	(3,482)	(3,055)
Income before provision for income taxes	95,796	87,545
Provision for income taxes	36,211	33,257
Net income	$59,585	$54,288
Per share information:
Net income per common share:
Basic	$1.06	$0.96
Diluted	$1.05	$0.96
Weighted average shares used in computing net income per common share:
Basic	56,287	56,381
Diluted	56,504	56,608
Cash dividends declared per common share	$0.48	$0.45

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Net income, as reported	$59,585	$54,288
Foreign currency translation adjustments	(843)	(1,547)
Comprehensive income	$58,742	$52,741

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended December 2, 2017

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 2, 2017	53,514	$54	11,851	$12	$626,995	$1,168,812	$(17,263)	8,973	$(553,470)	$1,225,140
Exchange of Class B common stock for Class A common stock	448	—	(448)	(1)	—	—	—	—	—	(1)
Exercise of common stock options	36	—	—	—	2,405	—	—	—	—	2,405
Common stock issued under associate stock purchase plan	—	—	—	—	471	—	—	(13)	488	959
Issuance of restricted common stock, net of cancellations	(1)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	67	—	—	—	179	—	—	—	—	179
Stock-based compensation	—	—	—	—	3,894	—	—	—	—	3,894
Repurchases of common stock	—	—	—	—	—	—	—	51	(4,018)	(4,018)
Cash dividends on Class A common stock	—	—	—	—	—	(21,459)	—	—	—	(21,459)
Cash dividends on Class B common stock	—	—	—	—	—	(5,628)	—	—	—	(5,628)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(182)	—	—	—	(182)
Foreign currency translation adjustment	—	—	—	—	—	—	(843)	—	—	(843)
Net income	—	—	—	—	—	59,585	—	—	—	59,585
Balance at December 2, 2017	54,064	$54	11,403	$11	$633,944	$1,201,128	$(18,106)	9,011	$(557,000)	$1,260,031

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Cash Flows from Operating Activities:
Net income	$59,585	$54,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,749	15,447
Stock-based compensation	3,894	3,538
Loss on disposal of property, plant, and equipment	126	49
Provision for doubtful accounts	1,698	1,305
Changes in operating assets and liabilities:
Accounts receivable	(9,291)	(1,021)
Inventories	(4,259)	(10,299)
Prepaid expenses and other current assets	(1,663)	3,792
Other assets	1,252	(465)
Accounts payable and accrued liabilities	14,888	9,326
Total adjustments	22,394	21,672
Net cash provided by operating activities	81,979	75,960
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(9,028)	(12,497)
Cash used in business acquisition	(738)	—
Net cash used in investing activities	(9,766)	(12,497)
Cash Flows from Financing Activities:
Repurchases of common stock	(4,018)	(3,207)
Payments of cash dividends	(27,087)	(25,495)
Payments on capital lease and financing obligations	(115)	(388)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	959	909
Proceeds from exercise of Class A common stock options	2,405	6,931
Borrowings under financing obligations	721	739
Borrowings under Credit Facility	24,000	15,000
Private Placement Loan financing costs	—	(142)
Payments of notes payable and revolving credit note under the Credit Facility	(65,000)	(78,500)
Net cash used in financing activities	(68,135)	(84,153)
Effect of foreign exchange rate changes on cash and cash equivalents	91	(78)
Net increase (decrease) in cash and cash equivalents	4,169	(20,768)
Cash and cash equivalents—beginning of period	16,083	52,890
Cash and cash equivalents—end of period	$20,252	$32,122
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,757	$1,983
Cash paid for interest	$2,068	$1,400

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the thirteen-week period ended December 2, 2017 is not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2018. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2017.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2018 fiscal year will be a 52-week accounting period that will end on September 1, 2018 and its 2017 fiscal year was a 52-week accounting period that ended on September 2, 2017.

There have been no changes to significant accounting policies since September 2, 2017. As a result of the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting in the second quarter of fiscal 2017, adjustments were recorded to the thirteen-week period ended December 3, 2016, which was the beginning of the annual period of adoption.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost and net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 during the first quarter of fiscal 2018 and the adoption did not have any impact on its consolidated financial statements.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The new standard is effective for the Company for its fiscal year 2019, with early adoption permitted.  The amendments are to be applied prospectively to business combinations that occur after the effective date.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. ASU 2016-02 requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018.  The new standard is effective for the Company for its fiscal year 2020. The guidance will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company for its fiscal year 2019. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The Company expects to adopt ASU 2014-09 under the modified retrospective approach in the first quarter of fiscal 2019.

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen weeks ended December 2, 2017 and December 3, 2016, respectively:

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Net income as reported	$59,585	$54,288
Less: Distributed net income available to participating securities	(34)	(77)
Less: Undistributed net income available to participating securities	(69)	(114)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$59,482	$54,097
Add: Undistributed net income allocated to participating securities	69	114
Less: Undistributed net income reallocated to participating securities	(69)	(114)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$59,482	$54,097
Denominator:
Weighted average shares outstanding for basic net income per share	56,287	56,381
Effect of dilutive securities	217	227
Weighted average shares outstanding for diluted net income per share	56,504	56,608
Net income per share Two-class method:
Basic	$1.06	$0.96
Diluted	$1.05	$0.96

Antidilutive stock options of 957 and 606 were not included in the computation of diluted earnings per share for the thirteen-week periods ended December 2, 2017 and December 3, 2016, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen-week periods ended December 2, 2017 and December 3, 2016 was as follows:

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Stock options	$1,194	$1,112
Restricted share awards	902	1,322
Restricted stock units	1,754	1,042
Associate Stock Purchase Plan	44	62
Total	3,894	3,538
Deferred income tax benefit	(1,480)	(1,344)
Stock-based compensation expense, net	$2,414	$2,194

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016
Expected life (in years)	4.0	4.1
Risk-free interest rate	1.87%	1.16%
Expected volatility	22.13%	20.50%
Expected dividend yield	2.30%	2.40%
Weighted-average grant-date fair value	$12.25	$9.29

A summary of the Company’s stock option activity for the thirteen-week period ended December 2, 2017 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2017	1,743	$70.88
Granted	436	79.60
Exercised	(36)	66.53
Canceled/Forfeited	(17)	73.25
Outstanding on December 2, 2017	2,126	$72.72	4.9	$37,520
Exercisable on December 2, 2017	959	$73.19	3.7	$16,480

The unrecognized share‑based compensation cost related to stock option expense at December 2, 2017 was $11,149 and will be recognized over a weighted average period of 2.9 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen-week periods ended December 2, 2017 and December 3, 2016 was $577 and $1,596, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirteen-week period ended December 2, 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 2, 2017	160	$80.49
Granted	—	—
Vested	(86)	79.45
Canceled/Forfeited	(1)	82.27
Non-vested restricted share awards at December 2, 2017	73	$81.56

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized compensation cost related to RSAs at December 2, 2017 was $3,966 and will be recognized over a weighted average period of 1.6 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirteen-week period ended December 2, 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 2, 2017	313	$66.66
Granted	152	79.60
Vested	(65)	65.04
Canceled/Forfeited	(6)	69.90
Non-vested restricted stock unit awards at December 2, 2017	394	$71.88

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at December 2, 2017 was $23,744 and is expected to be recognized over a weighted average period of 3.8 years.

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

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—	Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—	Unobservable inputs which are supported by little or no market activity.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,025 outstanding at both December 2, 2017 and September 2, 2017)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen-week period ended December 2, 2017. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at December 2, 2017 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 2, 2017 and September 2, 2017 due to the short-term maturity of these items.

During the thirteen weeks ended December 2, 2017 and December 3, 2016, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at December 2, 2017 and September 2, 2017 consisted of the following:

	December 2,	September 2,
	2017	2017
	(Dollars in thousands)
Credit Facility:
Revolver	$291,000	$332,000
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Capital lease and financing obligations	28,436	27,829
Less: unamortized debt issuance costs	(1,755)	(1,852)
Total debt	$492,681	$532,977
Less: short-term debt(1)	(291,679)	(331,986)
Long-term debt	$201,002	$200,991

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2017, the Company entered into a $600,000 credit facility (the “Credit Facility”). The Credit Facility, which matures on April 14, 2022, provides for a five-year unsecured revolving loan facility in the aggregate amount of $600,000.

The Credit Facility permits up to $50,000 to be used to fund letters of credit.  The Credit Facility also permits the Company to request one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $300,000.  Subject to certain limitations, each such incremental term loan facility or

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50% and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility, based on the Company’s consolidated leverage ratio.  The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.  The weighted average applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at December 2, 2017 was 2.46% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, three or six months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

During the thirteen-week period ended December 2, 2017, the Company borrowed $24,000 and repaid $65,000 under the revolving loan facility.

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

The Credit Facility and Private Placement Debt contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facility and Private Placement Debt.

At December 2, 2017, the Company was in compliance with the operating and financial covenants of the Credit Facility and Private Placement Debt.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At December 2, 2017 and September 2, 2017, the capital lease obligation was approximately $27,025.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain IT equipment or software. The equipment or software acquired from these vendors is paid over a specified period of

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

time based on the terms agreed upon. During the thirteen-week period ended December 2, 2017, the Company entered into a financing obligation for certain software totaling $721.  The gross amount of property and equipment acquired under this financing obligation at December 2, 2017 was approximately $721. Related accumulated amortization totaled $120 as of December 2, 2017.

Note 6. Shareholders’ Equity

The Company paid cash dividends of  $0.48 per common share totaling $27,087 for the thirteen weeks ended December 2, 2017. For the thirteen weeks ended December 3, 2016, the Company paid cash dividends of $0.45 per common share totaling $25,495. On January 2, 2018, the Board of Directors declared a quarterly cash dividend of $0.58 per share payable on January 30, 2018 to shareholders of record at the close of business on January 16, 2018. The dividend will result in a payout of approximately $32,745, based on the number of shares outstanding at December 27, 2017.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in such amounts as it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the thirteen-week period ended December 2, 2017, the Company repurchased 51 shares of its Class A common stock for $4,018, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan, bringing the total number of shares of Class A common stock authorized for future repurchase to approximately 2,800 shares.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended December 2, 2017 and December 3, 2016 was minimal.

Note 8. Income Taxes

During the thirteen-week period ended December 2, 2017, there were no material changes in unrecognized tax benefits.

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

Note 10. Subsequent Event

On December 22, 2017, President Trump signed into law the “Tax Cut and Jobs Act” (the “Act”).  The Act lowers the corporate tax rate for C corporations from 35% to 21% effective January 1, 2018.  The Company expects to recognize a net one-time tax benefit in its second quarter of fiscal 2018 for the re-valuation of its net deferred tax liabilities primarily related to the lower Federal corporate tax rate, partially offset by the lower Federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2017 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

Our experienced team of over 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,562,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are located in Canada) and 93 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,337 at December 2, 2017, compared to 2,352 at December 3, 2016. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Recent Developments

The U.S. Congress passed the “Tax Cut and Jobs Act” tax reform legislation (the “Act”), which was signed into law by President Trump on December 22, 2017. Under the Act, the U.S. corporate tax rate will be reduced to 21% from 35% effective January 1, 2018.  Our fiscal second quarter effective income tax rate will reflect a benefit to adjust the first quarter rate down to the new estimated prorated full year rate. In addition, at December 2, 2017, the Company had a net deferred tax liability of approximately $109.1 million based on a combined U.S. federal and state tax rate of 38%. This liability will be revalued at the lower rate, resulting in a benefit to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability in our second quarter of fiscal 2018, the period in which the tax legislation was enacted, and is expected to result in a net one-time favorable impact to tax expense of an estimated $38 million to $40 million in our fiscal second quarter. The actual amounts recognized will be impacted by the further analysis of a number of provisions in the legislation and our fiscal second quarter financial results.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2018, including certain national account customers. Through statistical analysis, we have found that trends in our customers’ activity is most strongly correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag basis. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period was as follows:

Period	MBI
September	56.2
October	57.9
November	55.2

Fiscal 2018 Q1 average	56.4
12-month average	55.3

The MBI spiked up in October to 57.9, the highest MBI reading in over five years, then decreased to 55.2 in November.  Throughout the quarter, MBI levels remained in excess of the trailing 12-month average of 55.3.  Details released with the November MBI indicate an expanding metalworking environment, supported by new orders, production, employment, and supplier deliveries. The most recent December MBI reading of 56.2 displays continued expansion, representing the 12th consecutive month above 50.0. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen-Week Period Ended December 2, 2017 Compared to the Thirteen-Week Period Ended December 3, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	December 2, 2017		December 3, 2016		Change

	$	%	$	%	$	%
Net sales	$768,561	100.0%	$686,271	100.0%	$82,290	12.0%
Cost of goods sold	433,492	56.4%	377,536	55.0%	55,956	14.8%
Gross profit	335,069	43.6%	308,735	45.0%	26,334	8.5%
Operating expenses	235,791	30.7%	218,135	31.8%	17,656	8.1%
Income from operations	99,278	12.9%	90,600	13.2%	8,678	9.6%
Total other expense	(3,482)	(0.4)%	(3,055)	(0.4)%	(427)	14.0%
Income before provision for income taxes	95,796	12.5%	87,545	12.8%	8,251	9.4%
Provision for income taxes	36,211	4.7%	33,257	4.8%	2,954	8.9%
Net income	$59,585	7.8%	$54,288	7.9%	$5,297	9.8%

Net Sales

Net sales increased 12.0% or approximately $82.3 million for the thirteen-week period ended December 2, 2017, as compared to the thirteen-week period ended December 3, 2016.  We estimate that this $82.3 million increase in net sales is comprised of (i) approximately $53.7 million of higher sales volume, excluding DECO operations; (ii) approximately $29.7 million from DECO operations, which we acquired in July 2017; and (iii) approximately $1.2 million from foreign exchange impact; partially offset by (iv) approximately $2.3 million in reductions from pricing, resulting from changes in customer and product mix, discounting and other items. Of the above $82.3 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $33.0 million and sales other than to our Large Account Customers increased by approximately $49.3 million.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended December 2, 2017 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	% of Total Business

Total Company	12.0%
Manufacturing Customers(1)	11.4%	68%
Non-Manufacturing Customers(1)	13.1%	32%

_____________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending machine systems, hosted systems and other electronic portals (“eCommerce platforms”), represented 59.8% of consolidated net sales for the thirteen-week period ended December 2, 2017, compared to 59.6% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 43.6% for the thirteen-week period ended December 2, 2017 as compared to 45.0% for the same period in the prior fiscal year.  The primary driver of the decline came from the DECO business we acquired in the fiscal fourth quarter of 2017, which resulted in a 90 basis point negative impact to our gross margin for the thirteen-week period ended December 2, 2017.  In addition, the decline was a result of changes in net pricing and customer and product mix. We experienced growth in both our vending program and Large Account Customer sales, which are typically transacted at lower gross margins.

Operating Expenses

Operating expenses increased 8.1% to $235.8 million for the thirteen-week period ended December 2, 2017, as compared to $218.1 million for the same period in the prior fiscal year. The increase is primarily the result of increased payroll and payroll-related costs and increased freight costs associated with higher sales volume.  Operating expenses also increased due to the acquisition of DECO in our fourth quarter of fiscal 2017, including the non-recurring integration costs resulting from the acquisition.  DECO’s operating expenses, including non-recurring integration costs, accounted for approximately $5.9 million of total operating expenses for the thirteen-week period ended December 2, 2017.  Operating expenses were 30.7% of net sales for the thirteen-week period ended December 2, 2017 compared to 31.8% of net sales for the same period in the prior fiscal year.

Payroll and payroll-related costs were approximately 56.8% of total operating expenses for the thirteen-week period ended December 2, 2017, as compared to approximately 56.3% for the thirteen-week period ended December 3, 2016.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission and fringe benefit costs. All of these costs increased for the thirteen-week period ended December 2, 2017, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to sales commissions from higher sales. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO operations, increased fringe costs associated with higher medical costs, and an increase in our salary levels primarily related to annual merit increases.

Freight expense was approximately $31.5 million and $28.7 million for the thirteen-week periods ended December 2, 2017 and December 3, 2016, respectively. The primary driver of this increase was increased sales.

Income from Operations

Income from operations increased 9.6% to $99.3 million for the thirteen-week period ended December 2, 2017, as compared to $90.6 million for the same period in the prior fiscal year.  This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above.  Income from operations as a percentage of net sales decreased to 12.9% for the thirteen-week period ended December 2, 2017, as compared to 13.2% for the same period in the prior fiscal year, primarily the result of the net pricing and mix-driven gross margin decrease.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended December 2, 2017 was 37.8%, as compared to 38.0% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to larger share-based compensation net excess tax benefits recognized through income tax expense during the thirteen-week period ended December 2, 2017 as compared to the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen-week period ended December 2, 2017, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	December 2,	September 2,
	2017	2017	$ Change
	(Dollars in thousands)
Total debt	$492,681	$532,977	$(40,296)
Less: Cash and cash equivalents	(20,252)	(16,083)	(4,169)
Net debt	$472,429	$516,894	$(44,465)
Equity	$1,260,031	$1,225,140	$34,891

As of December 2, 2017, we held $20.3 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and Private Placement Debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At December 2, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $492.7 million, net of unamortized debt issuance costs of $1.8 million. At September 2, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $533.0 million, net of unamortized debt issuance costs of $1.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	December 2,	December 3,
	2017	2016

	(Dollars in thousands)
Net cash provided by operating activities	$81,979	$75,960
Net cash used in investing activities	(9,766)	(12,497)
Net cash used in financing activities	(68,135)	(84,153)
Effect of foreign exchange rate changes on cash and cash equivalents	91	(78)
Net increase (decrease) in cash and cash equivalents	$4,169	$(20,768)

Operating Activities

Net cash provided by operating activities for the thirteen-week periods ended December 2, 2017 and December 3, 2016 was $82.0 million and $76.0 million, respectively. There are various increases and decreases contributing to this change. An increase in net income, a greater increase in accounts payable and accrued liabilities, and a smaller increase in the change in inventories contributed to the increase in net cash provided by operating activities.  This was partially offset by a greater increase in our accounts receivable, which is discussed in further detail below.

	December 2,	September 2,	December 3,
	2017	2017	2016
	(Dollars in thousands)
Working Capital	$491,393	$447,854	$460,788
Current Ratio	1.9	1.8	2.0

Days Sales Outstanding (excluding DECO)	57.5	54.0	52.5
Inventory Turnover (excluding DECO)	3.5	3.5	3.3

The increase in working capital at December 2, 2017 compared to September 2, 2017 is primarily due to the paydown of the Company’s short-term debt.  The current ratio has remained relatively consistent during the past 12 months.

The increase in days sales outstanding (“DSO”) is primarily due to a receivables portfolio consisting of a greater percentage of Large Account Customer sales, which are typically at longer terms.  We expect our DSO to improve slightly through fiscal 2018.  Inventory turns, calculated using a thirteen-point average inventory balance, improved slightly in our fiscal first quarter of 2018 as compared to the same period in the previous fiscal year due to sales volume increasing.

Investing Activities

Net cash used in investing activities for the thirteen-week periods ended December 2, 2017 and December 3, 2016 was $9.8 million and $12.5 million, respectively.  The majority of the use of cash for both periods was attributable to expenditures for property, plant, and equipment. In addition, the Company recorded a post-closing working capital adjustment in the amount of $0.7 million, which was paid out to DECO, in October 2017, related to the acquisition closed in fiscal 2017.

Financing Activities

Net cash used in financing activities for the thirteen-week periods ended December 2, 2017 and December 3, 2016 was $68.1 million and $84.2 million, respectively. The major components contributing to the use of cash for the thirteen-week period ended December 2, 2017 were repayments on our credit facilities of $41.0 million, net of borrowings, and cash dividends paid of $27.1 million. This was partially offset by proceeds from the exercise of common stock options of $2.4 million. The major components contributing to the use of cash for the thirteen-week period ended December 3, 2016 were repayments on our previous Credit Facility of $63.5 million, net of borrowings, related to both the revolving loan facility and term loan facility and cash dividends paid of $25.5 million.  This was partially offset by proceeds from the exercise of common stock options of $6.9 million.

Long-term Debt

Credit Facility

In April 2017, the Company entered into a $600.0 million credit facility (the “Credit Facility”).    See Note 5 “Debt and Capital Lease Obligations” in the Notes to the Condensed Consolidated Financial Statements for more information about the Credit Facility.

At December 2, 2017, we were in compliance with the operating and financial covenants of the Credit Facility. The Company had additional borrowings of $12.0 million, net of repayments in December 2017. The current unused balance of $294.0 million of the Credit Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

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

Operating Leases

As of December 2, 2017, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2027. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2021.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 2, 2017.

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since September 2, 2017.  Please refer to the Annual Report on Form 10-K for the fiscal year ended September 2, 2017 for a complete discussion of our exposures to market risks.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 2, 2017, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended December 2, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/3/17 - 10/2/17	318	$70.67	—	802,334
10/3/17 - 11/2/17	49,837	78.91	—	802,334
11/3/17 - 12/2/17	805	77.70	—	802,334
Total	50,960	$78.84	—

____________________

(1)

During the thirteen weeks ended December 2, 2017,  50,960 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of December 2, 2017, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 802,334 shares. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan, bringing the total number of shares of Class A common stock authorized for future repurchase to approximately 2,800,000 shares. There is no expiration date for this program.

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

__________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 10, 2018	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 10, 2018	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)