Form 10-Q
period 2018-03-03
MSC INDUSTRIAL DIRECT CO INC
filed 2018-04-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2018
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

As of March 26, 2018, 45,858,307 shares of Class A common stock and 10,623,951 shares of Class B common stock of the registrant were outstanding.

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

•	retention of key personnel;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	risks associated with changes to trade policies;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded resulting from our acquisitions could be impaired;
•	risks associated with the integration of acquired businesses or other strategic transactions; and
•	financial restrictions on outstanding borrowings.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 3,	September 2,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,608	$16,083
Accounts receivable, net of allowance for doubtful accounts of $13,456 and $13,278, respectively	501,067	471,795
Inventories	498,987	464,959
Prepaid expenses and other current assets	56,253	52,742
Total current assets	1,087,915	1,005,579
Property, plant and equipment, net	308,124	316,305
Goodwill	633,405	633,728
Identifiable intangibles, net	105,306	110,429
Other assets	30,472	32,871
Total assets	$2,165,222	$2,098,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$260,347	$331,986
Accounts payable	133,688	121,266
Accrued liabilities	100,400	104,473
Total current liabilities	494,435	557,725
Long-term debt	250,896	200,991
Deferred income taxes and tax uncertainties	73,856	115,056
Total liabilities	819,187	873,772
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,050,160 and 53,513,806 shares issued, respectively	55	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,623,951 and 11,850,636 shares issued and outstanding, respectively	11	12
Additional paid-in capital	652,440	626,995
Retained earnings	1,285,681	1,168,812
Accumulated other comprehensive loss	(18,079)	(17,263)
Class A treasury stock, at cost, 9,191,853 and 8,972,729 shares, respectively	(574,073)	(553,470)
Total shareholders’ equity	1,346,035	1,225,140
Total liabilities and shareholders’ equity	$2,165,222	$2,098,912

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 3,	March 4,	March 3,	March 4,
	2018	2017	2018	2017
Net sales	$768,987	$703,780	$1,537,548	$1,390,051
Cost of goods sold	431,764	389,218	865,256	766,754
Gross profit	337,223	314,562	672,292	623,297
Operating expenses	239,120	227,917	474,911	446,052
Income from operations	98,103	86,645	197,381	177,245
Other (expense) income:
Interest expense	(3,550)	(2,950)	(6,787)	(5,884)
Interest income	213	164	376	327
Other (expense) income, net	77	(54)	(331)	(338)
Total other expense	(3,260)	(2,840)	(6,742)	(5,895)
Income before provision for income taxes	94,843	83,805	190,639	171,350
(Benefit) provision for income taxes	(22,709)	30,246	13,502	63,503
Net income	$117,552	$53,559	$177,137	$107,847
Per share information:
Net income per common share:
Basic	$2.08	$0.94	$3.14	$1.90
Diluted	$2.06	$0.93	$3.12	$1.89
Weighted average shares used in computing net income per common share:
Basic	56,439	56,620	56,363	56,500
Diluted	56,892	57,213	56,698	56,910
Cash dividends declared per common share	$0.58	$0.45	$1.06	$0.90

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 3,	March 4,	March 3,	March 4,
	2018	2017	2018	2017
Net income, as reported	$117,552	$53,559	$177,137	$107,847
Foreign currency translation adjustments	27	(701)	(816)	(2,248)
Comprehensive income	$117,579	$52,858	$176,321	$105,599

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Twenty-Six Weeks Ended March 3, 2018

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 2, 2017	53,514	$54	11,851	$12	$626,995	$1,168,812	$(17,263)	8,973	$(553,470)	$1,225,140
Exchange of Class B common stock for Class A common stock	1,227	1	(1,227)	(1)	—	—	—	—	—	—
Exercise of common stock options	232	—	—	—	16,393	—	—	—	—	16,393
Common stock issued under associate stock purchase plan	—	—	—	—	1,251	—	—	(30)	1,125	2,376
Issuance of restricted common stock, net of cancellations	(3)	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, including dividend equivalent units	80	—	—	—	212	—	—	—	—	212
Stock-based compensation	—	—	—	—	7,589	—	—	—	—	7,589
Repurchases of common stock	—	—	—	—	—	—	—	249	(21,728)	(21,728)
Net income	—	—	—	—	—	177,137	—	—	—	177,137
Cash dividends on Class A common stock	—	—	—	—	—	(47,687)	—	—	—	(47,687)
Cash dividends on Class B common stock	—	—	—	—	—	(12,186)	—	—	—	(12,186)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(395)	—	—	—	(395)
Foreign currency translation adjustment	—	—	—	—	—	—	(816)	—	—	(816)
Balance at March 3, 2018	55,050	$55	10,624	$11	$652,440	$1,285,681	$(18,079)	9,192	$(574,073)	$1,346,035

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	March 3,	March 4,
	2018	2017
Cash Flows from Operating Activities:
Net income	$177,137	$107,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,307	30,815
Stock-based compensation	7,589	6,925
Loss on disposal of property, plant, and equipment	178	333
Provision for doubtful accounts	3,407	3,415
Deferred income taxes and tax uncertainties	(41,199)	—
Changes in operating assets and liabilities:
Accounts receivable	(32,461)	(41,680)
Inventories	(33,648)	(21,289)
Prepaid expenses and other current assets	(3,457)	(343)
Other assets	2,330	1,056
Accounts payable and accrued liabilities	7,004	9,577
Total adjustments	(58,950)	(11,191)
Net cash provided by operating activities	118,187	96,656
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(17,261)	(25,508)
Cash used in business acquisition	(738)	—
Net cash used in investing activities	(17,999)	(25,508)
Cash Flows from Financing Activities:
Repurchases of common stock	(21,728)	(3,377)
Payments of cash dividends	(59,873)	(51,010)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,376	2,196
Proceeds from exercise of Class A common stock options	16,393	21,933
Borrowings under Credit Facility	74,000	78,000
Borrowings under Shelf Facility Agreement	50,000	—
Payments of notes payable and revolving credit note under the Credit Facility	(146,000)	(136,000)
Other, net	71	(36)
Net cash used in financing activities	(84,761)	(88,294)
Effect of foreign exchange rate changes on cash and cash equivalents	98	(142)
Net increase (decrease) in cash and cash equivalents	15,525	(17,288)
Cash and cash equivalents—beginning of period	16,083	52,890
Cash and cash equivalents—end of period	$31,608	$35,602
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$50,279	$58,737
Cash paid for interest	$6,553	$5,524

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements include MSC Industrial Direct Co., Inc. (“MSC”) and all its subsidiaries (hereinafter referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (including normal recurring adjustments) have been included. Operating results for the thirteen and twenty-six-week periods ended March 3, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2018. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2017.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2018 fiscal year will be a 52-week accounting period that will end on September 1, 2018 and its 2017 fiscal year was a 52-week accounting period that ended on September 2, 2017.

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

Income Statement - Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Reform Act"). The amendments eliminate the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating this standard which is not expected to have a material impact on its consolidated financial statements.

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

Reclassification

 Certain items have been reclassified from the prior year to conform to the current year presentation.

Note 2. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and twenty-six weeks ended March 3, 2018 and March 4, 2017, respectively:

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 3,	March 4,	March 3,	March 4,
	2018	2017	2018	2017
Net income as reported	$117,552	$53,559	$177,137	$107,847
Less: Distributed net income available to participating securities	(22)	(36)	(59)	(113)
Less: Undistributed net income available to participating securities	(105)	(84)	(197)	(199)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$117,425	$53,439	$176,881	$107,535
Add: Undistributed net income allocated to participating securities	105	84	197	199
Less: Undistributed net income reallocated to participating securities	(104)	(83)	(196)	(197)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$117,426	$53,440	$176,882	$107,537
Denominator:
Weighted average shares outstanding for basic net income per share	56,439	56,620	56,363	56,500
Effect of dilutive securities	453	593	335	410
Weighted average shares outstanding for diluted net income per share	56,892	57,213	56,698	56,910
Net income per share Two-class method:
Basic	$2.08	$0.94	$3.14	$1.90
Diluted	$2.06	$0.93	$3.12	$1.89

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and twenty-six-week periods ended March 3, 2018 and March 4, 2017, respectively.

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen and twenty-six-week periods ended March 3, 2018 and March 4, 2017 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 3,	March 4,	March 3,	March 4,
	2018	2017	2018	2017
Stock options	$1,128	$1,075	$2,322	$2,187
Restricted share awards	670	1,012	1,572	2,334
Restricted stock units	1,821	1,233	3,575	2,275
Associate Stock Purchase Plan	76	67	120	129
Total	3,695	3,387	7,589	6,925
Deferred income tax benefit	(1,083)	(1,288)	(2,224)	(2,632)
Stock-based compensation expense, net	$2,612	$2,099	$5,365	$4,293

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 3,	March 4,
	2018	2017
Expected life (in years)	4.0	4.1
Risk-free interest rate	1.87%	1.16%
Expected volatility	22.13%	20.50%
Expected dividend yield	2.30%	2.40%
Weighted-average grant-date fair value	$12.25	$9.29

A summary of the Company’s stock option activity for the twenty-six-week period ended March 3, 2018 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2017	1,743	$70.88
Granted	436	79.60
Exercised	(232)	70.80
Canceled/Forfeited	(31)	72.68
Outstanding on March 3, 2018	1,916	$72.85	4.8	$26,947
Exercisable on March 3, 2018	764	$73.60	3.6	$10,167

The unrecognized share‑based compensation cost related to stock option expense at March 3, 2018 was $9,912 and will be recognized over a weighted average period of 2.6 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six-week periods ended March 3, 2018 and March 4, 2017 was $5,283 and $9,100, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six-week period ended March 3, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 2, 2017	160	$80.49
Granted	—	—
Vested	(88)	79.36
Canceled/Forfeited	(3)	82.27
Non-vested restricted share awards at March 3, 2018	69	$81.75

The fair value of each RSA is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized compensation cost related to RSAs at March 3, 2018 was $3,259 and will be recognized over a weighted average period of 1.4 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the twenty-six-week period ended March 3, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 2, 2017	313	$66.66
Granted	166	81.00
Vested	(78)	66.60
Canceled/Forfeited	(13)	71.56
Non-vested restricted stock unit awards at March 3, 2018	388	$72.65

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at March 3, 2018 was $22,955 and is expected to be recognized over a weighted average period of 3.7 years.

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

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,025 outstanding at both March 3, 2018 and September 2, 2017)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen and twenty-six-week periods ended March 3, 2018. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at March 3, 2018 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

instruments is a reasonable estimate of fair value as of March 3, 2018 and September 2, 2017 due to the short-term maturity of these items.

During the twenty-six weeks ended March 3, 2018 and March 4, 2017, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5. Debt and Capital Lease Obligations

Debt at March 3, 2018 and September 2, 2017 consisted of the following:

	March 3,	September 2,
	2018	2017
	(Dollars in thousands)
Revolving Credit Facility	$260,000	$332,000
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Shelf Facility Agreement	50,000	-
Capital lease and financing obligations	28,017	27,829
Subtotal	$513,017	$534,829
Less: unamortized debt issuance costs	(1,774)	(1,852)
Total debt	$511,243	$532,977
Less: short-term debt(1)	(260,347)	(331,986)
Long-term debt	$250,896	$200,991

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (i) the LIBOR (London Interbank Offered Rate) rate plus the applicable margin for LIBOR loans ranging from 1.00% to 1.375%, based on the Company’s consolidated leverage ratio; or (ii) the greatest of (a) the Administrative Agent’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day, plus 0.50%, and (c) the LIBOR rate that would be calculated as of such day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.00%, plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.00% to 0.375%, based on the Company’s consolidated leverage ratio. The Company is required to pay a quarterly undrawn fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the Credit Facility, based on the Company’s consolidated leverage ratio.  The Company is also required to pay quarterly letter of credit usage fees ranging between 1.00% to 1.375% (based on the Company’s consolidated leverage ratio) on the amount of the daily average outstanding letters of credit, and a quarterly fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.  The weighted average applicable borrowing rate for the Company for any borrowings outstanding under the Credit Facility at March 3, 2018 was 2.75% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

During the twenty-six-week period ended March 3, 2018, the Company borrowed $74,000 and repaid $146,000 under the revolving loan facility.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement” and together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”).

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. As of March 3, 2018, the Company has not issued any notes under the Met Life Note Purchase Agreement.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% per annum and payable semiannually Senior Notes due January 12, 2023 under the Prudential Note Purchase Agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds from the issuance and sale of the Prudential Senior Notes have been used to pay a portion of the revolving loans outstanding under the Credit Facility. As of March 3, 2018, the aggregate availability under the Prudential Note Purchase Agreement is $200,000.

 Each of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facility, Private Placement Debt and Shelf Facility Agreements.

At March 3, 2018, the Company was in compliance with the operating and financial covenants of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At March 3, 2018 and September 2, 2017, the capital lease obligation was approximately $27,025.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain IT equipment or software. The equipment or software acquired from these vendors is paid over a specified period of time based on the terms agreed upon. During the twenty-six-week period ended March 3, 2018, the Company entered into a financing obligation for certain software totaling $721.  The gross amount of property and equipment acquired under this financing obligation and its accumulated amortization at March 3, 2018 was approximately $721 and $301, respectively.

Note 6. Shareholders’ Equity

The Company paid cash dividends of  $1.06 per common share totaling $59,873 for the twenty-six weeks ended March 3, 2018. For the twenty-six weeks ended March 4, 2017, the Company paid cash dividends of $0.90 per common share totaling $51,010.  On April 5, 2018, the Board of Directors declared a quarterly cash dividend of $0.58 per share payable on May 1, 2018 to shareholders of record at the close of business on April 17, 2018. The dividend will result in a payout of approximately $32,760, based on the number of shares outstanding at March 26, 2018.

The Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”) which allows the Company to repurchase shares at any time and in such amounts as it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the twenty-six-week period ended March 3, 2018, the Company repurchased 249 shares of its Class A common stock for $21,728, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Of these shares, 53 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan, increasing the total number of shares of Class A common stock authorized for future repurchase to approximately 2,600 shares at March 3, 2018.

Note 7. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six-week periods ended March 3, 2018 and March 4, 2017 was minimal.

Note 8. Income Taxes

 On December 22, 2017, the Tax Reform Act was enacted. The Tax Reform Act made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has a fiscal August year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory rate of 25.7% for the fiscal year ending September 1, 2018. The Company’s statutory federal tax rate will be 21.0% for fiscal years 2019 and beyond. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to extend beyond one year. For the thirteen and  twenty-six-week periods ended March 3, 2018, the Company recorded a one-time provisional net tax benefit of $41,199 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system. In addition, applying the reduced effective tax rate of 29.3%, including state taxes and which excludes discrete items, to our first and second fiscal quarter earnings resulted in a $16,929 reduction to tax expense.

The amounts recorded are provisional and are subject to change due to further interpretations of the Tax Reform Act, legislative action to address questions that arise because of the Tax Reform Act, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the Tax Reform Act.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

During the twenty-six-week period ended March 3, 2018, there were no material changes in unrecognized tax benefits.

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

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of metalworking and maintenance, repair, and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with more than 1.6 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 1,601,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are  in Canada) and 93 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”), and vending programs.

Our field sales and service associate headcount was 2,285 at March 3, 2018, compared to 2,352 at March 4, 2017. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Recent Developments

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, we expect our U.S. blended federal statutory income tax rate to be approximately 25.7%, which will be reduced to 21.0% in fiscal 2019 and thereafter.

As a result of the Tax Reform Act, we recorded a reduction to tax expense of approximately $16.9 million on our Consolidated Condensed Statements of Operations for the thirteen and twenty-six-week periods ended March 3, 2018 after applying the reduced blended effective tax rate of 29.3%, including state taxes and which excludes discrete items. We revalued our net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system as of the effective date of the Tax Reform Act. The net deferred tax liabilities revaluation resulted in a one-time tax provisional benefit estimated to be approximately $41.2 million and was recorded during the thirteen and twenty-six-week periods ended March 3, 2018.  The amounts recorded are provisional and are subject to change due to further interpretations of the Tax Reform Act, legislative action to address questions that arise because of the Tax Reform Act, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the Tax Reform Act.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during the second quarter of our fiscal year 2018, including certain national account customers. Through statistical analysis, we have found that trends in our customers’ activity has correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the US metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag basis. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period was as follows:

Period	MBI
December	56.2
January	59.1
February	61.3

Fiscal 2018 Q2 average	58.9
12-month average	56.7

The MBI improved throughout the quarter, reaching a record high of 61.3 in February. The trailing 12-month average also climbed to 56.7. Details released with the February MBI indicate an expanding metalworking environment, supported by growth in new orders, production, backlog, and supplier deliveries. The most recent March MBI reading of 59.5 displays continued expansion, representing the 15th consecutive month above 50.0. We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Thirteen-Week Period Ended March 3, 2018 Compared to the Thirteen-Week Period Ended March 4, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 3, 2018		March 4, 2017		Change

	$	%	$	%	$	%
Net sales	$768,987	100.0%	$703,780	100.0%	$65,207	9.3%
Cost of goods sold	431,764	56.1%	389,218	55.3%	42,546	10.9%
Gross profit	337,223	43.9%	314,562	44.7%	22,661	7.2%
Operating expenses	239,120	31.1%	227,917	32.4%	11,203	4.9%
Income from operations	98,103	12.8%	86,645	12.3%	11,458	13.2%
Total other expense	(3,260)	(0.4)%	(2,840)	(0.4)%	(420)	14.8%
Income before provision for income taxes	94,843	12.3%	83,805	11.9%	11,038	13.2%
(Benefit) Provision for income taxes	(22,709)	(3.0)%	30,246	4.3%	(52,955)	(175.1)%
Net income	$117,552	15.3%	$53,559	7.6%	$63,993	119.5%

Net Sales

Net sales increased 9.3% or approximately $65.2 million for the thirteen-week period ended March 3, 2018, as compared to the thirteen-week period ended March 4, 2017.  We estimate that this $65.2 million increase in net sales is comprised of (i) approximately $30.9 million of higher sales volume, excluding DECO operations; (ii) approximately $29.9 million from DECO operations, which we acquired in July 2017; (iii) approximately $1.8 million from foreign exchange impact; and (iv) approximately $2.6 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $65.2 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $20.2 million and sales other than to our Large Account Customers increased by approximately $45.0 million, which includes the $29.9 million from DECO.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended March 3, 2018 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirteen Week Period Ended Fiscal Q2	% of Total Business

Total Company	9.3%
Manufacturing Customers(1)	8.9%	68%
Non-Manufacturing Customers(1)	9.3%	32%

_____________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending machine systems, hosted systems and other electronic portals, represented 60.3% of consolidated net sales for the thirteen-week period ended March 3, 2018, compared to 59.8% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 43.9% for the thirteen-week period ended March 3, 2018 as compared to 44.7% for the same period in the prior fiscal year.  The decline came from the DECO business we acquired in the fiscal fourth quarter of 2017, which resulted in an 80 basis point negative impact to our gross margin.

Operating Expenses

Operating expenses increased 4.9% to $239.1 million for the thirteen-week period ended March 3, 2018, as compared to $227.9 million for the same period in the prior fiscal year. Operating expenses were 31.1% of net sales for the thirteen-week period ended March 3, 2018, compared to 32.4% of net sales for the same period in the prior fiscal year, yielding approximately 130 basis points of expense leverage on higher net sales. The increase in operating expenses was attributable to volume-related expenses, primarily payroll and payroll-related and freight costs, associated with higher sales.  Operating expenses also increased due to the acquisition of DECO in our fourth quarter of fiscal 2017, including the non-recurring integration costs resulting from the acquisition.  DECO’s operating expenses, including non-recurring integration costs, accounted for approximately $6.3 million of total operating expenses for the thirteen-week period ended March 3, 2018.

Payroll and payroll-related costs were approximately 57.4% of total operating expenses for the thirteen-week period ended March 3, 2018, as compared to approximately 57.2% for the thirteen-week period ended March 4, 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs increased for the thirteen-week period ended March 3, 2018, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to higher volume-driven salary costs. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO operations, increased fringe costs associated with higher medical costs, and an increase in our sales commissions primarily related to the increase in net sales.

Freight expense was approximately $31.9 million for the thirteen-week period ended March 3, 2018, as compared to $29.3 million for the same period in the prior fiscal year. The primary driver of the increase was increased sales.

Income from Operations

Income from operations increased 13.2% to $98.1 million for the thirteen-week period ended March 3, 2018, as compared to $86.6 million for the same period in the prior fiscal year.  This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above.  Income from operations as a percentage of net sales increased to 12.8% for the thirteen-week period ended March 3, 2018, as compared to 12.3% for the same period in the prior fiscal year, primarily the result of the operating expense leverage mentioned above.

(Benefit) Provision for Income Taxes

The effective tax rate for the thirteen-week period ended March 3, 2018 was (23.9%) as compared to 36.1% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 25.7% (representing a blended rate as eight months of our fiscal year are impacted by the new legislation) on our current fiscal year earnings. See Note 8 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirteen-week period ended March 3, 2018, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 3, 2018 Compared to the Twenty-Six-Week Period Ended March 4, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 3, 2018		March 4, 2017		Change

	$	%	$	%	$	%
Net sales	$1,537,548	100.0%	$1,390,051	100.0%	$147,497	10.6%
Cost of goods sold	865,256	56.3%	766,754	55.2%	98,502	12.8%
Gross profit	672,292	43.7%	623,297	44.8%	48,995	7.9%
Operating expenses	474,911	30.9%	446,052	32.1%	28,859	6.5%
Income from operations	197,381	12.8%	177,245	12.8%	20,136	11.4%
Total other expense	(6,742)	(0.4)%	(5,895)	(0.4)%	(847)	14.4%
Income before provision for income taxes	190,639	12.4%	171,350	12.3%	19,289	11.3%
Provision for income taxes	13,502	0.9%	63,503	4.6%	(50,001)	(78.7)%
Net income	$177,137	11.5%	$107,847	7.8%	$69,290	64.2%

Net Sales

Net sales increased 10.6% or approximately $147.5 million for the twenty-six-week period ended March 3, 2018, as compared to the twenty-six-week period ended March 4, 2017.  We estimate that this $147.5 million increase in net sales is comprised of (i) approximately $84.6 million of higher sales volume, excluding DECO operations; (ii) approximately $59.6 million from DECO operations, which we acquired in July 2017; (iii) approximately $3.0 million from foreign exchange impact; and (iv) approximately $0.3 million in improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $147.5 million increase in net sales, sales to our Large Account Customers increased by approximately $53.2 million and sales other than to our Large Account Customers increased by approximately $94.3 million, which includes the $59.6 million from DECO.

The table below shows the change in our average daily sales by total company and by customer type for the twenty-six-week period ended March 3, 2018 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Twenty-Six Week Period Ended Fiscal Q2	% of Total Business

Total Company	10.6%
Manufacturing Customers(1)	10.1%	68%
Non-Manufacturing Customers(1)	11.2%	32%

_____________

(1)	Excludes U.K. operations.

Sales made through our eCommerce platforms represented 60.0% of consolidated net sales for the twenty-six-week period ended March 3, 2018 compared to 59.7% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending machine systems.

Gross Profit

Gross profit margin was 43.7% for the twenty-six-week period ended March 3, 2018 as compared to 44.8% for the same period in the prior fiscal year.  The primary driver of the decline came from the DECO business we acquired in the fiscal fourth quarter of 2017, which resulted in a 90 basis point negative impact to our gross margin.

Operating Expenses

Operating expenses increased 6.5% to $474.9 million for the twenty-six-week period ended March 3, 2018, as compared to $446.1 million for the same period in the prior fiscal year. Operating expenses were 30.9% of net sales for the twenty-six-week period ended March 3, 2018, compared to 32.1% of net sales for the same period in the prior fiscal year, yielding approximately 120 basis points of expense leverage on higher net sales. The increase in operating expenses was attributable to volume-related expenses, primarily payroll and payroll-related and freight costs, associated with higher sales.  Operating expenses also increased due to the acquisition of DECO in our fourth quarter of fiscal 2017, including the non-recurring integration costs resulting from the acquisition.  DECO’s operating expenses, including non-recurring integration costs, accounted for approximately $12.2 million of total operating expenses for the twenty-six-week period ended March 3, 2018.

Payroll and payroll-related costs were approximately 57.1% of total operating expenses for the twenty-six-week period ended March 3, 2018, as compared to approximately 56.8% for the twenty-six-week period ended March 4, 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs increased for the twenty-six-week period ended March 3, 2018, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to higher sales commissions and volume-driven salary costs. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO operations and increased fringe costs associated with higher medical costs.

Freight expense was approximately $63.4 million for the twenty-six-week period ended March 3, 2018, as compared to $58.0 million for the same period in the prior fiscal year. The primary driver of the increase was increased sales.

Income from Operations

Income from operations increased 11.4% to $197.4 million for the twenty-six-week period ended March 3, 2018, as compared to $177.2 million for the same period in the prior fiscal year. This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above.  Income from operations as a percentage of net sales was 12.8% for both the twenty-six-week periods ended March 3, 2018 and March 4, 2017.

Provision for Income Taxes

The effective tax rate for the twenty-six-week period ended March 3, 2018 was 7.1% as compared to 37.1% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 25.7% (representing a blended rate as eight months of our fiscal year are impacted by the new legislation) on our current fiscal year earnings. See Note 8 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the twenty-six-week period ended March 3, 2018, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	March 3,	September 2,
	2018	2017	$ Change
	(Dollars in thousands)
Total debt	$511,243	$532,977	$(21,734)
Less: Cash and cash equivalents	(31,608)	(16,083)	(15,525)
Net debt	$479,635	$516,894	$(37,259)
Equity	$1,346,035	$1,225,140	$120,895

As of March 3, 2018, we held $31.6 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At March 3, 2018, total borrowings outstanding, representing amounts due under the Credit Facility, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were approximately $511.2 million, net of unamortized debt issuance costs of $1.8 million. At September 2, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $533.0 million, net of unamortized debt issuance costs of $1.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	March 3,	March 4,
	2018	2017

	(Dollars in thousands)
Net cash provided by operating activities	$118,187	$96,656
Net cash used in investing activities	(17,999)	(25,508)
Net cash used in financing activities	(84,761)	(88,294)
Effect of foreign exchange rate changes on cash and cash equivalents	98	(142)
Net increase (decrease) in cash and cash equivalents	$15,525	$(17,288)

Operating Activities

Net cash provided by operating activities for the twenty-six-week periods ended March 3, 2018 and March 4, 2017 was $118.2 million and $96.7 million, respectively. There are various increases and decreases contributing to this change. An increase in net income, partially offset by the income tax benefit recognized from the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act, contributed to the majority of the increase in net cash provided by operating activities.

	March 3,	September 2,	March 4,
	2018	2017	2017
	(Dollars in thousands)
Working Capital	$593,480	$447,854	$477,865
Current Ratio	2.2	1.8	2.0

Days Sales Outstanding (excluding DECO)	54.4	54.0	51.5
Inventory Turnover (excluding DECO)	3.5	3.5	3.4

The increase in working capital at March 3, 2018 compared to September 2, 2017 and March 4, 2017 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales and is also due to the paydown of the Company’s short-term debt.  The current ratio has remained relatively consistent during the past 12 months.

The increase in days sales outstanding (“DSO”) is primarily due to a receivables portfolio consisting of a greater percentage of Large Account Customer sales, which are typically at longer terms.  Although our DSO have increased compared to September 2, 2017 and March 4, 2017, it improved as compared to our fiscal first quarter 2018 level of 57.5. We expect our DSO to continue to improve slightly through the remainder of fiscal 2018.  Inventory turns, calculated using a thirteen-point average inventory balance, improved slightly in our fiscal second quarter of 2018 as compared to the same period in the previous fiscal year due to sales volume increasing.

Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended March 3, 2018 and March 4, 2017 was $18.0 million and $25.5 million, respectively.  Substantially all of the use of cash for both periods was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the twenty-six-week periods ended March 3, 2018 and March 4, 2017 was $84.8 million and $88.3 million, respectively. The major components contributing to the use of cash for the twenty-six-week period ended March 3, 2018 were repayments on our interest-bearing debt of $22.0 million, net of borrowings, cash dividends paid of $59.9 million, and the repurchase of our common stock of $21.7 million. This was partially offset by proceeds from the exercise of common stock options of $16.4 million. The major components contributing to the use of cash for the twenty-six-week period ended March 4, 2017 were repayments on the Credit Facility of $58.0 million, net of borrowings, related to both the revolving loan facility and term loan facility and cash dividends paid of $51.0 million. This was partially offset by proceeds from the exercise of common stock options of $21.9 million.

Long-term Debt

Credit Facility

In April 2017, the Company entered into a $600.0 million credit facility (the “Credit Facility”).    See Note 5 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the Credit Facility.

At March 3, 2018, we were in compliance with the operating and financial covenants of the Credit Facility. The Company had additional payments of $20.0 million, net of borrowings through March 26, 2018, resulting in an unused balance of $356.9 million of the Credit Facility. The unused balance, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facility Agreements

In July 2016, in connection with our tender offer and stock purchase, we completed the issuance and sale of unsecured senior notes.  In January 2018, we entered into two Note Purchase and Private Shelf Agreements. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements.  See Note 5 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of March 3, 2018, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2022.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended September 2, 2017. There have been no material changes in our contractual obligations and commitments since September 2, 2017 except for the following changes to our debt obligations.

In January 2018, we entered into two Note Purchase and Private Shelf Agreements. See Note 5 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Future payments due under our long-term debt changed from those described in the Contractual Obligations table contained within our Annual Report on our Form 10-K for the fiscal year ended September 2, 2017, and accordingly have been updated as follows:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Maturities of long-term debt obligations, net of interest	$485,000	$260,000	$—	$50,000	$175,000

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

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risks since September 2, 2017. Please refer to our Annual Report on Form 10-K for the fiscal year ended September 2, 2017 for a complete discussion of our exposures to market risks.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended March 3, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/3/17 - 1/2/18	1,585	$95.48	—	802,334
1/3/18 - 2/2/18	50,183	91.63	50,000	2,752,334
2/3/18 - 3/3/18	146,023	88.73	145,866	2,606,468
Total	197,791	$89.52	195,866

____________________

(1)

During the thirteen weeks ended March 3, 2018,  1,925 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of March 3, 2018, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,606,468 shares.  There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and Metropolitan Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

10.2

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 10, 2018	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 10, 2018	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)