Form 10-Q
period 2018-06-02
MSC INDUSTRIAL DIRECT CO INC
filed 2018-07-11
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2018
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

As of June 20, 2018, 46,061,325 shares of Class A common stock and 10,485,155 shares of Class B common stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 2,	September 2,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,993	$16,083
Accounts receivable, net of allowance for doubtful accounts of $13,704 and $13,278, respectively	510,832	471,795
Inventories	512,303	464,959
Prepaid expenses and other current assets	53,057	52,742
Total current assets	1,116,185	1,005,579
Property, plant and equipment, net	311,264	316,305
Goodwill	672,785	633,728
Identifiable intangibles, net	125,773	110,429
Other assets	29,725	32,871
Total assets	$2,255,732	$2,098,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$284,217	$331,986
Accounts payable	133,679	121,266
Accrued liabilities	110,597	104,473
Total current liabilities	528,493	557,725
Long-term debt	251,304	200,991
Deferred income taxes and tax uncertainties	76,881	115,056
Total liabilities	856,678	873,772
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 55,282,339 and 53,513,806 shares issued, respectively	55	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,485,155 and 11,850,636 shares issued and outstanding, respectively	10	12
Additional paid-in capital	663,399	626,995
Retained earnings	1,331,788	1,168,812
Accumulated other comprehensive loss	(18,968)	(17,263)
Class A treasury stock, at cost, 9,221,014 and 8,972,729 shares, respectively	(577,230)	(553,470)
Total shareholders’ equity	1,399,054	1,225,140
Total liabilities and shareholders’ equity	$2,255,732	$2,098,912

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Net sales	$828,345	$743,923	$2,365,893	$2,133,974
Cost of goods sold	467,344	414,423	1,332,600	1,181,177
Gross profit	361,001	329,500	1,033,293	952,797
Operating expenses	245,619	227,724	720,530	673,776
Income from operations	115,382	101,776	312,763	279,021
Other (expense) income:
Interest expense	(3,532)	(3,361)	(10,319)	(9,245)
Interest income	108	169	484	496
Other (expense) income, net	(141)	(2)	(472)	(340)
Total other expense	(3,565)	(3,194)	(10,307)	(9,089)
Income before provision for income taxes	111,817	98,582	302,456	269,932
Provision for income taxes	32,748	35,746	46,250	99,249
Net income	$79,069	$62,836	$256,206	$170,683
Per share information:
Net income per common share:
Basic	$1.40	$1.10	$4.54	$3.01
Diluted	$1.39	$1.09	$4.51	$2.98
Weighted average shares used in computing net income per common share:
Basic	56,420	56,779	56,382	56,593
Diluted	56,804	57,264	56,733	57,028
Cash dividends declared per common share	$0.58	$0.45	$1.64	$1.35

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Net income, as reported	$79,069	$62,836	$256,206	$170,683
Foreign currency translation adjustments	(889)	87	(1,705)	(2,161)
Comprehensive income	$78,180	$62,923	$254,501	$168,522

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirty-Nine Weeks Ended June 2, 2018

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 2, 2017	53,514	$54	11,851	$12	$626,995	$1,168,812	$(17,263)	8,973	$(553,470)	$1,225,140
Exchange of Class B common stock for Class A common stock	1,366	1	(1,366)	(2)	1	—	—	—	—	—
Exercise of common stock options	325	—	—	—	23,135	—	—	—	—	23,135
Common stock issued under associate stock purchase plan	—	—	—	—	1,774	—	—	(43)	1,624	3,398
Issuance of restricted common stock, net of cancellations	(4)	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, including dividend equivalent units	81	—	—	—	219	—	—	—	—	219
Stock-based compensation	—	—	—	—	11,275	—	—	—	—	11,275
Repurchases of common stock	—	—	—	—	—	—	—	291	(25,384)	(25,384)
Net income	—	—	—	—	—	256,206	—	—	—	256,206
Cash dividends on Class A common stock	—	—	—	—	—	(74,285)	—	—	—	(74,285)
Cash dividends on Class B common stock	—	—	—	—	—	(18,348)	—	—	—	(18,348)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(597)	—	—	—	(597)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,705)	—	—	(1,705)
Balance at June 2, 2018	55,282	$55	10,485	$10	$663,399	$1,331,788	$(18,968)	9,221	$(577,230)	$1,399,054

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	June 2,	June 3,
	2018	2017
Cash Flows from Operating Activities:
Net income	$256,206	$170,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,133	46,737
Stock-based compensation	11,275	10,375
Loss on disposal of property, plant, and equipment	280	317
Provision for doubtful accounts	4,956	4,713
Deferred income taxes and tax uncertainties	(41,199)	—
Write-off of deferred financing costs on previous credit facility	—	94
Changes in operating assets and liabilities:
Accounts receivable	(34,434)	(50,730)
Inventories	(26,740)	(22,834)
Prepaid expenses and other current assets	1,005	(4,547)
Other assets	3,191	2,259
Accounts payable and accrued liabilities	8,564	2,064
Total adjustments	(25,969)	(11,552)
Net cash provided by operating activities	230,237	159,131
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(30,794)	(37,923)
Cash used in business acquisitions, net of cash received	(85,845)	—
Net cash used in investing activities	(116,639)	(37,923)
Cash Flows from Financing Activities:
Repurchases of common stock	(25,384)	(3,392)
Payments of cash dividends	(92,633)	(76,632)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,398	3,165
Proceeds from exercise of Class A common stock options	23,135	22,600
Borrowings under Credit Facility	172,000	439,000
Borrowings under Shelf Facility Agreement	50,000	—
Payments of notes payable and revolving credit note under the Credit Facility	(220,000)	(529,500)
Other, net	(225)	(1,707)
Net cash used in financing activities	(89,709)	(146,466)
Effect of foreign exchange rate changes on cash and cash equivalents	21	(54)
Net increase (decrease) in cash and cash equivalents	23,910	(25,312)
Cash and cash equivalents—beginning of period	16,083	52,890
Cash and cash equivalents—end of period	$39,993	$27,578
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$76,753	$91,711
Cash paid for interest	$8,231	$7,350

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (including normal recurring adjustments) have been included. Operating results for the thirteen and thirty-nine-week periods ended June 2, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 2018. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2017.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued its final standard on simplifying the measurement of inventory. This standard, issued as ASU 2015-11, requires an entity to measure inventory at the lower of cost and net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 during the first quarter of fiscal 2018 and the adoption did not have any impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. This standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry- specific guidance. The new standard is effective for the Company for its fiscal year 2019. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The Company expects to adopt ASU 2014-09 under the modified retrospective approach in the first quarter of fiscal 2019.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for annual and interim financial statement periods beginning after December 15, 2018, with earlier application permitted. The new standard is effective for the Company for its fiscal year 2020.  The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The new standard is effective for the Company for its fiscal year 2020.  The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates step 2 from the goodwill impairment test and instead requires an entity to perform its

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company for its fiscal year 2020.  Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle.

In January 2017, the FASB issued its final standard on clarifying the definition of a business in business combinations.  This standard, issued as ASU No. 2017-01, clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The new standard is effective for the Company for its fiscal year 2019, with early adoption permitted.  The amendments are to be applied prospectively to business combinations that occur after the effective date.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Reclassification

Certain of the prior period Cash Flows from Financing Activities line items were reclassified into “Other, Net” within our condensed consolidated statements of cash flows to conform to our current period presentation. These reclassifications did not affect the total amount of Cash Flows from Financing Activities.

Note 2. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and thirty-nine weeks ended June 2, 2018 and June 3, 2017, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Net income as reported	$79,069	$62,836	$256,206	$170,683
Less: Distributed net income available to participating securities	(14)	(39)	(73)	(151)
Less: Undistributed net income available to participating securities	(56)	(107)	(248)	(309)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$78,999	$62,690	$255,885	$170,223
Add: Undistributed net income allocated to participating securities	56	107	248	309
Less: Undistributed net income reallocated to participating securities	(55)	(106)	(247)	(307)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$79,000	$62,691	$255,886	$170,225
Denominator:
Weighted average shares outstanding for basic net income per share	56,420	56,779	56,382	56,593
Effect of dilutive securities	384	485	351	435
Weighted average shares outstanding for diluted net income per share	56,804	57,264	56,733	57,028
Net income per share Two-class method:
Basic	$1.40	$1.10	$4.54	$3.01
Diluted	$1.39	$1.09	$4.51	$2.98

There were no antidilutive stock options included in the computation of diluted earnings per share for the thirteen and thirty-nine-week periods ended June 2, 2018 and June 3, 2017, respectively.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Stock‑based compensation expense included in operating expenses for the thirteen and thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 2,	June 3,	June 2,	June 3,
	2018	2017	2018	2017
Stock options	$1,132	$1,088	$3,455	$3,275
Restricted share awards	658	998	2,230	3,332
Restricted stock units	1,827	1,286	5,401	3,561
Associate Stock Purchase Plan	68	78	189	207
Total	3,685	3,450	11,275	10,375
Deferred income tax benefit	(1,080)	(1,311)	(3,304)	(3,943)
Stock-based compensation expense, net	$2,605	$2,139	$7,971	$6,432

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	June 2,	June 3,
	2018	2017
Expected life (in years)	4.0	4.1
Risk-free interest rate	1.87%	1.16%
Expected volatility	22.13%	20.50%
Expected dividend yield	2.30%	2.40%
Weighted-average grant-date fair value	$12.25	$9.29

A summary of the Company’s stock option activity for the thirty-nine-week period ended June 2, 2018 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2017	1,743	$70.88
Granted	436	79.60
Exercised	(325)	71.20
Canceled/Forfeited	(65)	72.32
Outstanding on June 2, 2018	1,789	$72.90	4.7	$33,628
Exercisable on June 2, 2018	682	$73.77	3.5	$12,219

The unrecognized share‑based compensation cost related to stock option expense at June 2, 2018 was $8,734 and will be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was $7,234 and $9,232, respectively.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine-week period ended June 2, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 2, 2017	160	$80.49
Granted	—	—
Vested	(90)	79.36
Canceled/Forfeited	(4)	82.40
Non-vested restricted share awards at June 2, 2018	66	$81.75

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at June 2, 2018 was $2,632 and will be recognized over a weighted average period of 1.2 years.

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirty-nine-week period ended June 2, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 2, 2017	313	$66.66
Granted	169	81.13
Vested	(80)	66.68
Canceled/Forfeited	(22)	71.44
Non-vested restricted stock unit awards at June 2, 2018	380	$72.81

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized share-based compensation cost related to the RSUs at June 2, 2018 was $22,998 and is expected to be recognized over a weighted average period of 3.4 years.

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

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials purchased by entities

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s CFC. The bonds ($27,025 outstanding at both June 2, 2018 and September 2, 2017)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other Assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen and thirty-nine-week periods ended June 2, 2018. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt as of June 2, 2018 and September 2, 2017 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of June 2, 2018 and September 2, 2017 due to the short-term maturity of these items.

During the thirty-nine weeks ended June 2, 2018 and June 3, 2017, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 5.  Business Combination

On April 30, 2018,  the Company acquired 100 percent of the outstanding shares of privately held Accurate Holding, Inc., a holding company whose subsidiaries do business under the name, All Integrated Solutions (“AIS”). AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools headquartered in Franksville, Wisconsin.  Total cash consideration paid was $86,693, subject to certain post-closing adjustments, and the acquisition was funded from available cash resources and borrowings under the Credit Facility.

AIS delivers production fasteners and custom tool and fastener solutions for use in the assembly of manufactured commercial and consumer products serving customers primarily in the Midwest region. The Company plans to provide AIS’s customer base access to its product portfolio to support their full metalworking and MRO needs. Similarly, the Company will extend AIS's production fastener and Vendor Managed Inventory  (“VMI”) solutions to its manufacturing customers.

The acquisition of AIS was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Non-recurring transaction and integration costs totaling $682 are included in the Company’s condensed consolidated statement of income as operating expenses  for the thirteen and thirty-nine-week periods ended June 2, 2018. As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s purchase accounting as of June 2, 2018 is preliminary primarily due to the pending final valuation and an expected working capital adjustment to the purchase price.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Cash and cash equivalents	$1,586
Inventories	20,629
Accounts receivable	9,834
Prepaid expenses and other current assets	1,303
Identifiable intangibles	23,200
Goodwill	39,574
Property, plant and equipment	1,561
Other assets	121
Total Assets Acquired	$97,808
Accounts payable	3,119
Accrued liabilities	4,971
Deferred income taxes and tax uncertainties	3,025
Total Liabilities Assumed	$11,115
Net Assets Acquired	$86,693

Acquired intangible assets with a fair value of $23,200 consisted of customer relationships of $21,000 with a useful life of 10 years and a trademark of $2,200 with a useful life of 5 years. The goodwill amount of $39,574 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and benefit from adding a highly complementary provider of production fasteners and custom tool and fastener solutions and services with an experienced field sales force and VMI solution. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually.  The amount of goodwill deductible for tax purposes was $4,900.

      The amount of revenue and loss before provision for income taxes from AIS included in the condensed consolidated statements of income for both the thirteen and thirty-nine-week periods ended June 2, 2018 was $6,725 and ($1,719), respectively.

Note 6.  Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

Balance as of September 2, 2017	$633,728
AIS acquisition	39,574
Post-closing working capital adjustment from acquisition of DECO Tool Supply Co.	738
Foreign currency translation adjustment	(1,255)
Balance as of June 2, 2018	$672,785

The components of the Company’s other intangible assets for the thirty-nine-week period ended June 2, 2018 and for the fiscal year ended September 2, 2017 are as follows:

				June 2, 2018		September 2, 2017
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$208,260	$(99,229)	$187,260	$(92,381)
Contract Rights		10		23,100	(23,100)	23,100	(23,100)
Trademark	1	-	5	6,692	(4,105)	4,403	(3,058)
Trademarks	Indefinite			14,155	—	14,205	—
Total				$252,207	$(126,434)	$228,968	$(118,539)

For the thirty-nine-week period ended June 2, 2018, the Company recorded approximately $23,285 of intangible assets, primarily consisting of the acquired customer relationships and trademark from the AIS acquisition. See Note 5 “Business Combination.”  During the thirty-nine-week period ended June 2, 2018, approximately $46 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The Company’s amortizable intangible assets are recorded on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $7,541 and $6,007 for the thirty-nine-week periods ended June 2, 2018 and June 3, 2017, respectively. The Company expects amortization expense to be approximately $2,975 for the remainder of fiscal 2018 and for each of the five succeeding fiscal years as follows:

Fiscal Year
2019	$11,194
2020	10,217
2021	9,534
2022	9,520
2023	9,375

Note 7. Debt and Capital Lease Obligations

Debt at June 2, 2018 and September 2, 2017 consisted of the following:

	June 2,	September 2,
	2018	2017
	(Dollars in thousands)
Revolving Credit Facility	$284,000	$332,000
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Shelf Facility Agreement	50,000	-
Capital lease and financing obligations	28,163	27,829
Subtotal	$537,163	$534,829
Less: unamortized debt issuance costs	(1,642)	(1,852)
Total debt	$535,521	$532,977
Less: short-term debt(1)	(284,217)	(331,986)
Long-term debt	$251,304	$200,991

____________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Credit Facility

In April 2017, the Company entered into a $600,000 credit facility (the “Credit Facility”). The Credit Facility, which matures on April 14, 2022, provides for a five-year unsecured revolving loan facility.

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

The interest rate is based on either LIBOR or a base rate, plus in either case a spread based on our leverage ratio at the end of each fiscal reporting quarter.  The weighted average applicable borrowing rate for any borrowings outstanding under the Credit Facility at June 2, 2018 was 3.03% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods.

During the thirty-nine-week period ended June 2, 2018, the Company borrowed $172,000 and repaid $220,000 under the Credit Facility.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026 (collectively “Private Placement Debt”).  Interest is payable semiannually at the fixed stated interest rates.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement” and together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”).

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. As of June 2, 2018, the Company has not issued any notes under the Met Life Note Purchase Agreement.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023 under the Prudential Note Purchase Agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable semiannually. As of June 2, 2018, the aggregate availability under the Prudential Note Purchase Agreement is $200,000.

Each of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements contain several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facility, Private Placement Debt and Shelf Facility Agreements. At June 2, 2018, the Company was in compliance with the operating and financial covenants of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s CFC in Columbus, Ohio in fiscal 2013, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At June 2, 2018 and September 2, 2017, the capital lease obligation was approximately $27,025.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirty-nine-week period ended June 2, 2018, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $1,163.  The gross amount of property and equipment acquired under the capital lease obligation at June 2, 2018 was approximately $442.  There is no related accumulated amortization for this capital lease as of June 2, 2018.

Note 8. Shareholders’ Equity

On June 19, 2018, the Board of Directors declared a quarterly cash dividend of $0.58 per share payable on July 24, 2018 to shareholders of record at the close of business on July 10, 2018. The dividend will result in a payout of approximately $32,797, based on the number of shares outstanding at June 20, 2018.

On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000 shares of Class A common stock under the Company’s ongoing Stock Repurchase Plan.  During the thirty-nine-week period ended June 2, 2018, the Company repurchased 291 shares of its Class A common stock for $25,384, which is reflected at cost as treasury

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

stock in the accompanying condensed consolidated financial statements. Of these shares, 53 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.   The total number of shares of Class A common stock authorized for future repurchase was approximately 2,565 shares at June 2, 2018.

Note 9. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was minimal.

Note 10. Income Taxes

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to extend beyond one year. The Company recorded a one-time provisional net tax benefit of $41,199 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system in its fiscal second quarter of 2018. In addition, applying the reduced effective tax rate of 29.3%, including state taxes and which excludes discrete items, to the first half of the fiscal year earnings resulted in a $16,929 reduction to tax expense. The amounts recorded are provisional and are subject to change due to further interpretations of the Tax Reform Act, legislative action to address questions that arise because of the Tax Reform Act, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the Tax Reform Act.

During the thirty-nine-week period ended June 2, 2018, there were no material changes in unrecognized tax benefits.

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

Note 12.  Subsequent Event

On June 11, 2018, the Company completed the issuance and sale of (i) (x) $20,000 aggregate principal amount of its 3.22% Senior Notes, Series 2018A, due June 11, 2020 and (y) $20,000 aggregate principal amount of its 3.42% Senior Notes, Series 2018B, due June 11, 2021 under the Met Life Note Purchase Agreement and (ii) $20,000 aggregate principal amount of its 3.79% Senior Notes due June 11, 2025 under a new Note Purchase Agreement, dated June 11, 2018, by and between the Company and certain parties related to NYL Investors LLC.

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

We offer approximately 1,602,000 (excluding DECO and AIS) active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are  in Canada) and 100 branch offices (including 7 branch offices from the AIS acquisition and 10 branch offices from the DECO acquisition). Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,329 at June 2, 2018,  which includes 53 and 65 field sales and service associates from the AIS and DECO acquisitions, respectively, compared to 2,309 at June 3, 2017. We will continue to manage our sales and service headcount based on economic conditions and our business plans.

Recent Developments and Highlights

Highlights during the three fiscal quarters ended June 2, 2018 include the following:

•	On April 30, 2018, we completed the acquisition of All Integrated Solutions (“AIS”) for aggregate consideration of approximately $86.7 million.

•	We recorded a $58.1 million benefit from income taxes primarily due to provisional income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act.

•	We generated $230.2 million of cash from operations.

•	We paid out $92.6 million in cash dividends, compared to $76.6 million for the same period in the prior fiscal year.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value of the offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during the third quarter of our fiscal year 2018. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag basis. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period was as follows:

Period	MBI
March	59.5
April	59.5
May	58.6

Fiscal 2018 Q3 average	59.2
12-month average	57.5

The MBI has trended slightly downward since reaching its record high of 61.3 in February 2018.  However, the trailing 12-month average continues to climb and is currently at 57.5. Details released with the May MBI indicate strong expansion in supplier deliveries, production, and employment. The most recent June MBI reading of 57.8 is indicative of continued expansion and compared to the same month in the prior year, the reading is up approximately 390 basis points. We will continue to monitor economic conditions for their impact on our customers and markets, and continue to assess business risks and opportunities.

Thirteen-Week Period Ended June 2, 2018 Compared to the Thirteen-Week Period Ended June 3, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	June 2, 2018		June 3, 2017		Change

	$	%	$	%	$	%
Net sales	$828,345	100.0%	$743,923	100.0%	$84,422	11.3%
Cost of goods sold	467,344	56.4%	414,423	55.7%	52,921	12.8%
Gross profit	361,001	43.6%	329,500	44.3%	31,501	9.6%
Operating expenses	245,619	29.7%	227,724	30.6%	17,895	7.9%
Income from operations	115,382	13.9%	101,776	13.7%	13,606	13.4%
Total other expense	(3,565)	(0.4)%	(3,194)	(0.4)%	(371)	11.6%
Income before provision for income taxes	111,817	13.5%	98,582	13.3%	13,235	13.4%
Provision for income taxes	32,748	4.0%	35,746	4.8%	(2,998)	(8.4%)
Net income	$79,069	9.5%	$62,836	8.4%	$16,233	25.8%

Net Sales

Net sales increased 11.3% or approximately $84.4 million for the thirteen-week period ended June 2, 2018, as compared to the thirteen-week period ended June 3, 2017.  We estimate that this $84.4 million increase in net sales is comprised of (i) approximately $38.4 million of higher sales volume, excluding DECO and AIS operations; (ii) approximately $32.7 million from DECO, which we acquired in July 2017; (iii) approximately $6.7 million from AIS, which we acquired in April 2018; (iv) approximately $1.7 million from foreign exchange; and (v) approximately $4.9 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $84.4 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $23.9 million and sales other than to our Large Account Customers increased by approximately $60.5 million, which includes the $32.7 million and $6.7 million of net sales from DECO and AIS, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended June 2, 2018 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirteen Week Period Ended Fiscal Q3	% of Total Business

Total Company(2)	11.4%
Manufacturing Customers(1)	12.0%	68%
Non-Manufacturing Customers(1)	9.6%	32%

_____________

(1)	Excludes U.K. operations.
(2)	Canadian and U.K. selling days may differ from U.S. operations

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.6% of consolidated net sales for the thirteen-week period ended June 2, 2018, compared to 60.5% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS.

Gross Profit

Gross profit margin was 43.6% for the thirteen-week period ended June 2, 2018 as compared to 44.3% for the same period in the prior fiscal year.  The decline came from the DECO business we acquired in the fiscal fourth quarter of 2017, which resulted in an 80 basis point negative impact to our gross margin.

Operating Expenses

Operating expenses increased 7.9% to $245.6 million for the thirteen-week period ended June 2, 2018, as compared to $227.7 million for the same period in the prior fiscal year. Operating expenses were 29.7% of net sales for the thirteen-week period ended June 2, 2018, compared to 30.6% of net sales for the same period in the prior fiscal year, with productivity and leverage contributing to this favorable outcome. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes.  Operating expenses also increased due to the acquisitions of DECO in our fourth quarter of fiscal 2017 and AIS in our third quarter of fiscal 2018.  DECO and AIS operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $5.1 million and $2.4 million, respectively, of total operating expenses for the thirteen-week period ended June 2, 2018.

Payroll and payroll-related costs were approximately 56.6% of total operating expenses for the thirteen-week period ended June 2, 2018, as compared to approximately 55.6% for the thirteen-week period ended June 3, 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs increased for the thirteen-week period ended June 2, 2018, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO and AIS operations, increased fringe costs associated with higher medical costs, and an increase in incentive compensation.

Freight expense was approximately $33.4 million for the thirteen-week period ended June 2, 2018, as compared to $30.7 million for the same period in the prior fiscal year. The primary driver of this was increased sales.

Income from Operations

Income from operations increased 13.4% to $115.4 million for the thirteen-week period ended June 2, 2018, as compared to $101.8 million for the same period in the prior fiscal year.  This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above.  Income from operations as a percentage of net sales increased to 13.9% for the thirteen-week period ended June 2, 2018, as compared to 13.7% for the same period in the prior fiscal year, primarily the result of the operating expense leverage mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended June 2, 2018 was 29.3% as compared to 36.3% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate tax rate on our current fiscal quarter earnings. See Note 10 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirteen-week period ended June 2, 2018, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended June 2, 2018 Compared to the Thirty-Nine-Week Period Ended June 3, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	June 2, 2018		June 3, 2017		Change

	$	%	$	%	$	%
Net sales	$2,365,893	100.0%	$2,133,974	100.0%	$231,919	10.9%
Cost of goods sold	1,332,600	56.3%	1,181,177	55.4%	151,423	12.8%
Gross profit	1,033,293	43.7%	952,797	44.6%	80,496	8.4%
Operating expenses	720,530	30.5%	673,776	31.6%	46,754	6.9%
Income from operations	312,763	13.2%	279,021	13.1%	33,742	12.1%
Total other expense	(10,307)	(0.4)%	(9,089)	(0.4)%	(1,218)	13.4%
Income before provision for income taxes	302,456	12.8%	269,932	12.6%	32,524	12.0%
Provision for income taxes	46,250	2.0%	99,249	4.7%	(52,999)	(53.4%)
Net income	$256,206	10.8%	$170,683	8.0%	$85,523	50.1%

Net Sales

Net sales increased 10.9% or approximately $231.9 million for the thirty-nine-week period ended June 2, 2018, as compared to the thirty-nine-week period ended June 3, 2017.  We estimate that this $231.9 million increase in net sales is comprised of (i) approximately $123.0 million of higher sales volume, excluding DECO and AIS operations; (ii) approximately $92.3 million from DECO, which we acquired in July 2017; (iii) approximately $6.7 million from AIS, which we acquired in April 2018; (iv) approximately $4.7 million from foreign exchange; and (v) approximately $5.2 million in improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $231.9 million increase in net sales, sales to our Large Account Customers increased by approximately $77.1 million and sales other than to our Large Account Customers increased by approximately$154.8 million, which includes the $92.3 million and $6.7 million of net sales from DECO and AIS, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the thirty-nine-week period ended June 2, 2018 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirty-Nine Week Period Ended Fiscal Q3	% of Total Business

Total Company(2)	10.9%
Manufacturing Customers(1)	10.8%	68%
Non-Manufacturing Customers(1)	10.6%	32%

_____________

(1) (2)	Excludes U.K. operations. Canadian and U.K. selling days may differ from U.S. operations

Sales made through our eCommerce platforms represented 60.2% of consolidated net sales for the thirty-nine-week period ended June 2, 2018 compared to 60.0% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS.

Gross Profit

Gross profit margin was 43.7% for the thirty-nine-week period ended June 2, 2018 as compared to 44.6% for the same period in the prior fiscal year.  The decline was entirely attributable to the mix effect of the DECO business we acquired in the fiscal fourth quarter of 2017, which resulted in a 90 basis point negative impact to our gross margin.

Operating Expenses

Operating expenses increased 6.9% to $720.5 million for the thirty-nine-week period ended June 2, 2018, as compared to $673.8 million for the same period in the prior fiscal year. Operating expenses were 30.5% of net sales for the thirty-nine-week period ended June 2, 2018, compared to 31.6% of net sales for the same period in the prior fiscal year, with productivity and leverage contributing to this favorable outcome. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. Operating expenses also increased due to the acquisitions of DECO in our fourth quarter of fiscal 2017 and AIS in our third quarter of fiscal 2018.  DECO and AIS operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $17.2 million and $2.4 million, respectively, of total operating expenses for the thirty-nine-week period ended June 2, 2018.

Payroll and payroll-related costs were approximately 56.9% of total operating expenses for the thirty-nine-week period ended June 2, 2018, as compared to approximately 56.4% for the thirty-nine-week period ended June 3, 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs increased for the thirty-nine-week period ended June 2, 2018, as compared to the same period in the prior fiscal year, with the majority of the increase attributable to an increase in our salary expenses, primarily related to annual merit increases and increased fringe costs associated with higher medical costs. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO and AIS operations and increased sales commissions and incentive compensation.

Freight expense was approximately $96.7 million for the thirty-nine-week period ended June 2, 2018, as compared to $88.7 million for the same period in the prior fiscal year. The primary driver of this was increased sales.

Income from Operations

Income from operations increased 12.1% to $312.8 million for the thirty-nine-week period ended June 2, 2018, as compared to $279.0 million for the same period in the prior fiscal year. This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales increased to 13.2% for the thirty-nine-week period ended June 2, 2018, as compared to 13.1% for the same period in the prior fiscal year, primarily the result of the operating expense leverage mentioned above.

Provision for Income Taxes

The effective tax rate for the thirty-nine-week period ended June 2, 2018 was 15.3% as compared to 36.8% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 25.7% (representing a blended rate as eight months of our fiscal year are impacted by the new legislation) on our current fiscal-year earnings. See Note 10 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirty-nine-week period ended June 2, 2018, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	June 2,	September 2,
	2018	2017	$ Change
	(Dollars in thousands)
Total debt	$535,521	$532,977	$2,544
Less: Cash and cash equivalents	(39,993)	(16,083)	(23,910)
Net debt	$495,528	$516,894	$(21,366)
Equity	$1,399,054	$1,225,140	$173,914

As of June 2, 2018, we held $40.0 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, and private placement debt, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends.  As of June 2, 2018, total borrowings outstanding, representing amounts due under the Credit Facility and private placement debt, as well as all capital leases and financing arrangements, were approximately $535.5 million, net of unamortized debt issuance costs of $1.6 million. As of September 2, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and private placement debt, as well as all capital leases and financing arrangements, were approximately $533.0 million, net of unamortized debt issuance costs of $1.9 million. We believe, based on our current business plan, that our existing cash, funds available under our revolving credit facility and private placement debt facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	June 2,	June 3,
	2018	2017

	(Dollars in thousands)
Net cash provided by operating activities	$230,237	$159,131
Net cash used in investing activities	(116,639)	(37,923)
Net cash used in financing activities	(89,709)	(146,466)
Effect of foreign exchange rate changes on cash and cash equivalents	21	(54)
Net increase (decrease) in cash and cash equivalents	$23,910	$(25,312)

Operating Activities

Net cash provided by operating activities for the thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was $230.2 million and $159.1 million, respectively. There are various increases and decreases contributing to this change. An increase in net income, excluding the income tax benefit recognized from the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act, contributed to most of the increase in net cash provided by operating activities.

	June 2,	September 2,	June 3,
	2018	2017	2017
	(Dollars in thousands)
Working Capital	$587,692	$447,854	$454,973
Current Ratio	2.1	1.8	1.9

Days Sales Outstanding (excluding DECO and AIS)	56.0	54.0	54.4
Inventory Turnover (excluding DECO and AIS)	3.5	3.5	3.4

The increase in working capital as of June 2, 2018 compared to September 2, 2017 and June 3, 2017 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales.  The current ratio has remained relatively consistent during the past 12 months.

The increase in days sales outstanding (“DSO”) is primarily due to a receivables portfolio consisting of a greater percentage of Large Account Customer sales, which are typically at longer terms.  Inventory turns, calculated using a thirteen-point average inventory balance, improved slightly in our fiscal third quarter of 2018 as compared to the same period in the previous fiscal year due to sales volume increasing.

Investing Activities

Net cash used in investing activities for the thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was $116.6 million and $37.9 million, respectively.  The use of cash for the thirty-nine-week period ended June 2, 2018 was primarily related to the AIS acquisition.  The remainder of the use of cash for investing activities consisted of expenditures for property, plant, and equipment. The use of cash for the thirty-nine-week period ended June 3, 2017 was attributable to expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirty-nine-week periods ended June 2, 2018 and June 3, 2017 was $89.7 million and $146.5 million, respectively. The major components contributing to the use of cash for the thirty-nine-week period ended June 2, 2018 were dividends paid of $92.6 million, and the repurchase of our common stock of $25.4 million. This was partially offset by proceeds from the exercise of common stock options of $23.1 million. The major components contributing to the use of cash for the thirty-nine-week period ended June 3, 2017 were repayments on the Credit Facility of $90.5 million, net of borrowings, related to both the revolving loan facility and term loan facility and cash dividends paid of $76.6 million. This was partially offset by proceeds from the exercise of common stock options of $22.6 million.

Long-term Debt

Credit Facility

In April 2017, the Company entered into a $600.0 million credit facility (the “Credit Facility”).    See Note 7 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the Credit Facility.

As of June 2, 2018, we were in compliance with the operating and financial covenants of the Credit Facility. The Company had additional payments of $95.0 million, net of borrowings through June 20, 2018, resulting in an unused balance of $407.9 million of the Credit Facility. The unused balance, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes.  In January 2018, we entered into two Note Purchase and Private Shelf Agreements. See Note 7 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions. In June 2018, we issued an aggregate of $40.0 million of senior notes under an existing note purchase and private shelf agreement and $20.0 million of senior notes under a new note purchase agreement. See Note 12 “Subsequent Event” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements.  See Note 7 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of June 2, 2018, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2022.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended September 2, 2017. As of June 2, 2018, there have been no material changes in our contractual obligations and commitments since September 2, 2017 except for the following changes to our debt obligations.

In January 2018, we entered into two Note Purchase and Private Shelf Agreements. See Note 7 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Future payments due under our long-term debt changed from those described in the Contractual Obligations table contained within our Annual Report on our Form 10-K for the fiscal year ended September 2, 2017, and accordingly have been updated as follows:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Maturities of long-term debt obligations, net of interest	$509,000	$284,000	$—	$50,000	$175,000

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 2, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended June 2, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/4/18 - 4/3/18	99	$93.28	—	2,606,468
4/4/18 - 5/3/18	42,119	86.44	41,734	2,564,734
5/4/18 - 6/2/18	73	91.83	—	2,564,734
Total	42,291	$86.46	41,734

____________________

(1)

During the thirteen weeks ended June 2, 2018,  557 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of June 2, 2018, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 2,564,734 shares.  There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 11, 2018	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 11, 2018	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)