Form 10-K
period 2018-09-01
MSC INDUSTRIAL DIRECT CO INC
filed 2018-10-30
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	☐		☐	☐
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of March 3, 2018 was approximately $3,957,389,283. As of October 1, 2018, 45,406,118 shares of Class A common stock and 10,369,547 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2019 annual meeting of shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

FORWARD‑LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be, forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward‑looking statements, which speak only as of the date of this annual report. These forward‑looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward‑looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements include those described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. We undertake no obligation to update or revise these forward‑looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services.  With a history of driving innovation in industrial product distribution for more than 75 years, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of more than 6,500 associates keeps our customers’ manufacturing operations up and running and improves their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada and the United Kingdom, from individual machine shops to Fortune 100 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of 12 customer fulfillment centers (eight in the United States, three in Canada and one in the U.K.) and 100 branch offices (99 in the United States and one in the U.K.). Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio in the United States.  In addition, we operate seven smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, England; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada.

We offer approximately 1,645,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches.  We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (excluding Class C (“Consumables”) category products).  Our customers can choose among many convenient ways to place orders: mscdirect.com, eProcurement platforms, call-centers or direct communication with our outside sales associates.

We believe that our value-added solutions approach to driving our customers’ success serves to differentiate MSC from traditional transaction-focused distributors. We endeavor to save our customers money when they partner with us for their MRO and metalworking product needs. We focus on building strong partnerships with our customers to help them improve their productivity and growth. We do this several ways:

•

our experienced team includes customer care team members, metalworking specialists, safety specialists, inventory management specialists, technical support teams, and experienced sales associates focused on driving our customers’ success by reducing their operational costs;

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

•

our extensive eCommerce capabilities provide sophisticated search and transaction capabilities, access to real-time inventory, customer-specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals;

•	our inventory management solutions enable our customers to carry less inventory and still dramatically reduce situations when a critical item is out of stock; and
•

our proprietary software solution, called Ap Op (Application Optimization), enables our metalworking specialists to document productivity savings for customers for a range of applications, including grinding, milling, turning, threading, sawing, hole-making, metalworking fluids and other manufacturing process improvements.

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

Business Strategy

MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. Our customer-focused culture and high-touch engagement model drives value for our customers and results in deep customer relationships. Our strategy includes the following key elements:

Inventory Management Solutions. Our approach starts with a thorough customer assessment. Our expert associates develop and recommend solutions that provide exceptional value to the customer. Depending on the customer’s size and needs, we customize options to address complexity and processes, as well as specific products, technical issues and cost targets. The options include eProcurement, CMI, VMI, vending, tool crib control, or part-time or full-time on-site resources. Our world-class sourcing, logistics and business systems provide predictable, reliable and scalable service.

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

Same-Day Shipping and Next-Day Delivery.  We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee about 99% of the time. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (excluding Class

C category products). We know that our customers value this service, and areas accessible by next-day delivery generate significantly greater sales for MSC than areas where next-day delivery is not available.

Superior Customer Service.  Our commitment to customer service starts with our more than 6,500 associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training to empower our associates to better support our customers. Using our proprietary customer support software, our in-bound sales representatives: can inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross‑check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer: customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

Technical Support. We provide technical support and one-on-one service through our field and customer care center representatives.  We have a dedicated team of nearly 100 metalworking specialists who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

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

Advanced Technologies and www.mscdirect.com.  The MSC website (www.mscdirect.com) is available 24 hours a day, seven days a week, providing personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing.  Customers increasingly evaluate their total cost of purchasing, using and maintaining industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive services.

Growth Strategy

Our growth strategy includes a number of tactics to continue to gain market share.  These include the following:

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

Expanding programs for government and national account customers. Although MSC has been providing MRO and metalworking supplies to the commercial sector for more than 75 years, we have more recently focused on government customers and have a large, growing contract business with numerous federal, state, and local education agencies. We have developed customized government and national account programs. Even with our recent success, we see plenty of opportunity for additional growth in this area.

We provide customized national account programs for larger customers, often as enterprise-wide engagements. These national account customers value our ability to support their procurement needs electronically to reduce their transactional costs. Our dedicated national account managers and operations experts provide supply chain solutions that reduce these customers’ total costs of procurement and ownership through increased visibility into their MRO purchases and improved management. We demonstrate these savings by providing these customers with detailed reporting at both the enterprise and site level.

Increasing the size and improving the productivity of our direct sales force.  We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. At September 1, 2018, our field sales and service associate headcount was 2,383 and our in-bound sales representative headcount was 933.  Beginning in our fiscal fourth quarter of 2018, field sales and service personnel includes all customer-facing associates in an external sales or service role.  We believe that our sales force investment has played a critical role in boosting our market share.

Increasing sales from existing customers and generating new customers with various value‑added programs.  Our value‑added programs include business needs analysis, inventory management solutions and workflow management tools.  Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies.

Increasing the number of product lines and productive SKUs.  We offer approximately 1,645,000 active, saleable SKUs through our catalogs; brochures; eCommerce channels, including our MSC website; our inventory management solutions; and call-centers and branches. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2018, we added approximately 80,000 SKUs, net of SKU removals, to our active, saleable SKU count. We plan to continue adding SKUs in fiscal 2019.

The most recent MSC catalog issued in September 2018 merchandises approximately 500,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 29% of these SKUs are MSC exclusive brands. We also leverage the depth and breadth of MSC’s product portfolio within our Class C category sales channel.

Improving our marketing programs.  MSC has built an extensive buyer database, which we use to prospect for new customers. We deliver our master catalogs to the best prospects. We supplement our master catalogs with direct mail, digital and search engine marketing, and email. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.

Enhancing eCommerce capabilities.  The MSC website is a proprietary, business-to-business, horizontal marketplace serving the metalworking and MRO market. The MSC website allows customers to enjoy added convenience without sacrificing customized service. The MSC website is a key component of our strategy to reduce customers’ transaction costs and internal requisition time. Most orders move directly from the customer’s desktop to our customer fulfillment center floor, removing human error, reducing handling costs and speeding up the transaction flow. MSC continues to evaluate the MSC website and solicit customer feedback, making on-going improvements to ensure that it remains a premier website in our marketplace.  The MSC website provides advanced features, such as order approval (workflow) and purchase order control, that our customers interact with in order to derive business value beyond merely placing an order.  Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of eCommerce products. We have associations with many of these providers and continue to evaluate and expand our eProcurement capabilities.

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

Selectively pursuing strategic acquisitions.  MSC is a leader in the highly fragmented industrial distribution market with significant opportunities for organic and acquisitive growth. We actively pursue strategic acquisitions that deepen our metalworking expertise, extend our capabilities into strategic adjacencies, and expand our markets in North America. In April 2018, MSC completed the acquisition of All Integrated Solutions (“AIS”). AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools based in Franksville, Wisconsin. AIS delivers production fasteners and custom tool and fastener solutions for use in the assembly of manufactured commercial and consumer products. The company’s more than 135 associates serve customers in a region that includes Wisconsin, Minnesota, Michigan, Iowa, Indiana and North Dakota. MSC plans to provide AIS’s customer base with its 1.6 million product portfolio to support their full metalworking and MRO needs. Similarly, MSC will extend AIS’s production fastener and VMI solutions to its manufacturing customers that share a common footprint. AIS provides a solid growth platform for expansion in the production fasteners market, complementing our robust Class C fastener and VMI solutions.  AIS’s revenue in calendar 2017 was approximately $66 million. In July 2017, MSC completed the acquisition of DECO Tool Supply Co. (“DECO”), an industrial supply distributor based in Davenport, Iowa. DECO associates work across 10 branch offices located primarily in the Midwest. DECO’s sales force and branch footprint complement MSC’s coverage in the region. MSC will be able to provide DECO customers access to MSC's product portfolio to support their full metalworking and MRO needs. The acquisition enhances our metalworking business, because DECO associates bring considerable experience and expertise in metalworking solutions.

Products

Our broad range of MRO products includes cutting tools, measuring instruments, tooling components, metalworking products, fasteners, flat stock, raw materials, abrasives, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components, and electrical supplies. Our large and growing number of SKUs makes us an increasingly valuable partner to our customers as they look to trim their supplier base. Our assortment from multiple product suppliers and MSC exclusive brands, prices and quality levels enables our customers to select from “good-better-best” options on nearly all their purchases. We stand apart from our competitors by offering name brand, exclusive brand, and generic products; depth in our core product lines; and competitive pricing.

We purchase substantially all our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2018, fiscal 2017, or fiscal 2016.

Customer Fulfillment Centers

We have been enhancing our distribution efficiency and capabilities for decades. When our customers order an in- stock product online or via phone, we ship it the day the order is placed 99% of the time. We do that through our 12 customer fulfillment centers and 100 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer‑based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 100 companies, government agencies and manufacturers of all sizes. We focus on relatively higher-margin, lower-volume products. With our acquisitions of AIS in fiscal 2018 and Barnes Distribution North America in fiscal 2013, we have increased our presence in the fastener and Class C product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

Federal government customers include the U.S. Postal Service, the Department of Defense, large and small military bases, Veterans Affairs hospitals, and federal correctional facilities. We have individual state contracts but also are engaged in several state cooperatives.

Our national account program also includes Fortune 100 companies, large privately held companies, and international companies doing business in the United States.  We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting prospective customers that best fit the MSC model.

We have implemented advanced analytics and significantly increased the return on our direct marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continue to play an important role in our efforts, we accelerated a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  We use our own database of over three million contacts together with external mailing lists to target buyers with the highest likelihood to buy.

Our sales representatives are highly trained and experienced individuals who build relationships with customers, assist customers in reducing costs, provide and coordinate technical support, coordinate special orders and shipments with vendors, and update customer account profiles in our information systems databases. Our marketing approach centers on the ability of our sales representatives, armed with our comprehensive databases as a resource, to respond effectively to the customer’s needs. When a customer places a call to MSC, the sales representative on the other end of the line has immediate access to that customer’s company and specific buyer profile, which includes billing and purchasing track records, and plant and industry information. Meanwhile, the sales representative has access to inventory levels on every SKU we carry.

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

Branch Offices

We operate 100 branch offices. There are 99 branch offices within the United States located in 42 states, and one located in the U.K. We have experienced higher sales growth and market penetration in areas around our branch offices and believe they play an integral role in obtaining new accounts and penetrating existing ones. This includes seven branch offices added with the acquisition of AIS in April 2018.

Publications

Our primary reference publications are our master catalogs, which are supported by specialty and promotional catalogs and brochures. MSC produces two annual catalogs: the MSC Big Book, which contains a comprehensive offering across all product lines; and the MSC Metalworking catalog.  We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. Specialty and promotional catalogs, targeted to our best prospects, offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space.

We periodically balance ongoing strategies to improve direct marketing productivity and increase return on advertising dollars spent against programs to increase revenue and lifetime value. While master catalogs, promotional catalogs and brochures continue to play an important role in our efforts, we continue to experience a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  As such, our mailing volume has trended down as shown below:

	Fiscal Years Ended (1)
	September 1, 2018 (52 weeks)	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)
Number of publication titles	73	73	94
Number of publications mailed	15,350,760	15,602,818	16,851,194

__________________________

(1)	Excludes U.K. operations.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Customers submit more than 60% of their orders digitally through our technology platforms (website, vending machines, and eProcurement).  The remaining orders are primarily placed via telephone, fax and mail. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at each of our branches and our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional breakdown, a call can usually be re-routed to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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

Most of our information systems operate in real time over a wide area network, letting each customer fulfillment center and branch office share information and monitor daily progress on sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. We maintain a sophisticated buying and inventory management system that monitors all our SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. We also maintain an Electronic Data Interchange (“EDI”) purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing. We also maintain a proprietary hardware and software platform to support our VMI program, which allows customers to integrate scanner‑accumulated orders directly into our Sales Order Entry system and website. Our CMI program enables customers to simply and effectively replenish inventory by submitting orders directly to our website. Our customized vending systems are used by customers in manufacturing plants across the United States to help them achieve supply chain and shop floor optimization, through inventory management and reduced tooling and labor costs. Our VMI, CMI and vending capabilities function directly as front-end ordering systems for our e-Portal-based customers. These solutions take advantage of advanced technologies built upon the latest innovations in wireless and cloud-based computing.

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners.  We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise information technology (“IT”). Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. In fiscal 2017, we went live on our upgraded core financial systems and in fiscal 2018 we went live on a new Human Resources platform.  We are continuing to upgrade our systems and plan to make investments as necessary to enhance our operational effectiveness.

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

Our customer care centers and branch offices implemented a state-of-the-art phone system and workforce optimization platform in fiscal 2017. The features within the platform create a seamless environment equipped with advanced applications that assist our associates in optimizing our customers’ experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We are continuing to implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from: traditional channels of distribution, such as retail outlets; small dealerships; regional and national distributors utilizing direct sales forces; manufacturers of MRO supplies; large warehouse stores; and larger direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency. In addition, new entrants in the MRO supply industry could increase competition.  We believe that sales of MRO supplies will become more concentrated over the next few years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a large variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

During any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fourth fiscal quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions.

Compliance with Health and Safety and Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. health and safety and environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters to ensure that our operations are compliant with all applicable environmental laws and regulations.

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

Associates

As of September 1, 2018, we employed 6,657 associates, which includes our U.K. and Canada operations. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

The Company’s internet address is www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange (“NYSE”) listing standards.  Information on our website does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS.

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

Our business depends heavily on the operating levels of our customers and the economic factors that affect them,  including general economic conditions.

Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect demand for and production of our customers’ products.

When, as occurs in economic downturns, current or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us.  In addition, our continued expansion of our vending program and other eCommerce platforms has placed pressure on our gross margin.  There can be no assurance that we will be able to maintain our historical gross margins. In addition, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

We operate in a highly competitive industry.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next few years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors.  In addition, we also face the risk of companies which operate primarily outside of our industry entering our marketplace.

Our industry is evolving at an accelerated pace.  If we do not have the agility and flexibility to effectively respond to this accelerated pace of industry changes, our strategy could be put at risk resulting in a loss of market share. We also face substantial competition in the online distribution space that competes with price transparency. Increased competition from online retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies and sales methods, could cause us to lose market share or reduce our prices, adversely affecting our sales, margins and profitability.

Our industry is evolving and consolidating, which could adversely affect our business and financial results.

The business of selling MRO supplies in North America is currently evolving and undergoing consolidation. This consolidation is being driven by customer needs. Customers are increasingly aware of the total costs of fulfillment, and of their need to have consistent sources of supply at multiple locations. Consistent sources of supply provide not just reliable product quantities, but also consistent pricing, quality and service capabilities. We believe these customer needs could result in fewer suppliers as the industry consolidates, and as the remaining suppliers become larger and capable of being a consistent source of supply.

Traditional MRO suppliers are attempting to consolidate the market through internal expansion, through acquisitions or mergers with other industrial suppliers, or through a combination of both. This consolidation allows suppliers to improve efficiency and spread fixed costs over a greater number of sales, and to achieve other benefits derived from economies of scale.

The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products. These trends may adversely affect our sales, margins and profitability.

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

As a supplier to the United States government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of United States government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our United States government contracts and could harm our reputation and cause our business to suffer.

Our business is exposed to the credit risk of our customers which could adversely affect our operating results.

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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

Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports due to labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions, including winter storms, could adversely affect demand for our products in particularly hard-hit regions and impact our sales.

Disruptions or breaches of our information systems, or violations of data privacy laws, could adversely affect us.

We believe that our IT systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, and physical or electronic break-ins.  In addition, our IT systems may be vulnerable to cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated.  Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, disrupt our operations and divert management attention and key IT resources.

Any material cyber-attack or failure of our IT systems to perform as we anticipate could disrupt our business and operations, result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), the loss of sales and customers, and damage our reputation. In addition, changes to our information systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our suppliers and customers also rely upon IT systems to operate their respective businesses.  If any of them experience a cyber-attack or other cyber incident, this could adversely impact their operations, which may in turn impact or adversely affect our operations.

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data.  New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA) and the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Recent U.S. tax legislation could affect our effective tax rate and future profitability.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA made significant changes to U.S. federal income tax laws, including by reducing the U.S. corporate income tax rate, reducing the potential interest deduction limitations, permitting immediate expensing of certain qualifying capital expenditures, revising the rules governing net operating losses and repealing the deduction of certain performance-based compensation paid to an expanded group of executive officers. Our future results could be adversely affected by increased volatility in the effective tax rate as a result of the TCJA. Further, the TCJA may result in other adverse effects that we have not yet identified. The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation.

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

Our business depends on our ability to attract, train, and retain sales and customer service professionals and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, and in particular metalworking specialists, who can provide technical support to our customers.  Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers.  If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, our operational capabilities and ability to provide differentiated services may be adversely affected.

The loss of key suppliers or contractors or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand-name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers and contractors.  The loss of or a substantial decrease in the availability of products or services from key suppliers or contractors at competitive prices, or the loss of a key brand, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond our control. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Trade policies could make sourcing products from overseas more difficult and/or costlier.

Any changes to trade policies, including the imposition of significant restrictions or tariffs, whether because of amendments to or elimination of existing trade agreements, could adversely affect our ability to secure sufficient products to service our customers and/or result in increased product costs that we may not be able to pass on to our customers, resulting in lower margins.

Opening or expanding our customer fulfillment centers exposes us to risks of delays and may affect our operating results.

In the future, as part of our long-term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration. In addition, we intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. In addition, the opening of new customer fulfillment centers or the expansion of existing customer fulfillment centers would have an adverse impact on operating expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center or the completion of such expansions.

An interruption of operations at our headquarters or customer fulfillment centers could adversely impact our business.

Our business depends on maintaining operations at our co-located headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster or other interruption could have a material adverse effect on our business and financial results.

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

We may encounter difficulties with acquisitions and other strategic transactions which could harm our business.

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

We currently have a $600.0 million unsecured revolving loan facility. The facility matures on April 14, 2022. The facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans and revolving commitment increases up to an aggregate amount of $300.0 million, in increments not less than $50.0 million or the remaining availability.  In addition, we have outstanding $285.0 million aggregate principal amount of senior notes. The senior notes mature in June 2020 ($20.0 million), June 2021 ($20.0 million), January 2023 ($50.0 million), July 2023 ($75.0 million), June 2025 ($20.0 million), and July 2026 ($100.0 million). We also have a Note Purchase and Private Shelf Agreement with each of Met Life and Prudential, which provide for uncommitted facilities that allow for the issuance and sale of additional senior notes with aggregate availabilities of $210.0 million and $200.0 million, respectively.

We are subject to various operating and financial covenants under the credit facility and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facility and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the facility. Our inability to maintain our credit facility could materially adversely affect our liquidity and our business. At September 1, 2018, we were in compliance with the operating and financial covenants under the credit facility and senior notes.

We are subject to environmental, health and safety laws and regulations.

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition, or results of operations.

Goodwill and indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.

As of September 1, 2018, our combined goodwill and indefinite-lived intangible assets amounted to $689.1 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2018, fiscal year 2017 and fiscal year 2016, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of October 1, 2018, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 1.9% of the outstanding shares of our Class A common stock, giving them control over approximately 70.1% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be able to elect all the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Atlanta, Georgia	721,000	1990	Owned
Elkhart, Indiana	545,000	1996	Owned
Columbus, Ohio	468,000	2014	Owned
Reno, Nevada	419,000	1999	Owned
Hanover Park, Illinois	182,000	2003	Leased
Dallas, Texas	135,000	2003	Leased
Shelbyville, Kentucky(1)	110,000	1973	Owned
Beamsville, Canada	85,000	2004	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Edmonton, Canada	40,500	2007	Leased
Moncton, Canada	16,000	1981	Owned

__________________________

(1)	Repackaging and replenishment center.

We maintain 99 branch offices within the United States located in 42 states and one branch office located in the U.K. The branches range in size from 1,800 to 72,000 square feet. Most of these branch offices are leased.  These leases will expire at various periods, the longest extending to fiscal 2028. We added seven branch offices as a result of the AIS acquisition that was completed during April 2018. The aggregate annual lease payments on leased branch offices and the leased customer fulfillment centers in fiscal 2018 were approximately $11.6 million.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the NYSE under the symbol “MSM”. MSC’s Class B common stock is not traded in any public market.

The following table sets forth the range of the high and low sales prices as reported by the NYSE and cash dividends per share for the period from September 4, 2016 to September 1, 2018:

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended September 1, 2018	High	Low	Class A & Class B
First Quarter – December 2, 2017	$90.63	$67.93	$0.48
Second Quarter – March 3, 2018	99.94	84.84	0.58
Third Quarter – June 2, 2018	96.58	85.36	0.58
Fourth Quarter – September 1, 2018	94.73	77.00	0.58

			Dividend Per Share
	Price of Class A Common Stock		Common Stock
Fiscal Year Ended September 2, 2017	High	Low	Class A & Class B
First Quarter – December 3, 2016	$91.02	$69.96	$0.45
Second Quarter – March 4, 2017	105.70	90.20	0.45
Third Quarter – June 3, 2017	105.29	81.58	0.45
Fourth Quarter – September 2, 2017	89.57	65.42	0.45

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $2.22 and $1.80 per share for fiscal 2018 and fiscal 2017, respectively. This policy is reviewed periodically by the Board of Directors.

On October 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.63 per share, payable on November 27, 2018 to shareholders of record at the close of business on November 13, 2018. The dividend will result in a payout of approximately $35.4 million, based on the number of shares outstanding at October 1, 2018.

On October 1, 2018, the last reported sales price for MSC’s Class A common stock on the NYSE was $86.68 per share. The approximate number of holders of record of MSC’s Class A common stock as of October 1, 2018 was 569. The number of holders of record of MSC’s Class B common stock as of October 1, 2018 was 28.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the quarter ended September 1, 2018:

Period	Total Number of Shares Purchased(1),(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
06/03/18-07/02/18	5	$92.79	—	2,564,734
07/03/18-08/02/18	332,826	82.89	287,029	2,277,705
08/03/18-09/01/18	347,524	84.58	347,420	1,930,285
Total	680,355	$83.76	634,449

__________________________

(1)During the three months ended September 1, 2018, 507 shares of our Class A common stock were purchased by the Company as payment to satisfy our associates’ tax withholding liability for vested restricted stock awards associated with our share-based compensation program and are included in the total number of shares purchased.

(2)  In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. In August 2018, the Company purchased 45,314 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $82.64 per share. The figures for total shares purchased include shares purchased under the stock purchase agreement. See Note 9 “Shareholders’ Equity” in the Notes to the Consolidated Financial Statements for more information about the stock purchase.

(3)Activity is reported on a trade date basis.

(4)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of September 1, 2018, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,930,285 shares. There is no expiration date for the Repurchase Plan.

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

The graph assumes $100 invested at the closing price of our Class A common stock on the NYSE and each index on August 30, 2013 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 30, 2013 through September 1, 2018

	8/30/2013	8/30/2014	8/29/2015	9/3/2016	9/2/2017	9/1/2018
MSC Industrial Direct Co., Inc.	100.00	120.44	95.50	107.73	102.63	130.11
S&P Midcap 400	100.00	123.25	124.07	139.70	156.20	186.68
Dow Jones US Industrial Supplier	100.00	103.82	86.46	92.50	79.31	119.04

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 1, 2018, September 2, 2017 and September 3, 2016 and the selected consolidated balance sheet data as of September 1, 2018 and September 2, 2017 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 29, 2015, and August 30, 2014, and the selected consolidated balance sheet data as of September 3, 2016, August 29, 2015, and August 30, 2014 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	September 1, 2018 (52 weeks)	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$3,203,878	$2,887,744	$2,863,505	$2,910,379	$2,787,122
Gross profit	1,392,961	1,286,247	1,288,858	1,316,575	1,286,256
Operating expenses	972,408	907,247	912,898	937,046	903,072
Income from operations	420,553	379,000	375,960	379,529	383,184
Income taxes	76,966	136,561	140,515	141,833	143,458
Net income	329,223	231,431	231,216	231,308	236,067
Net income per common share:
Basic	5.84	4.08	3.78	3.75	3.78
Diluted	5.80	4.05	3.77	3.74	3.76
Weighted average common shares outstanding:
Basic	56,355	56,591	60,908	61,292	62,026
Diluted	56,707	56,971	61,076	61,487	62,339
Cash dividends declared per common share(1)	$2.22	$1.80	$1.72	$4.60	$1.32
Consolidated Balance Sheet Data (at period end):
Working capital	$656,984	$447,854	$502,889	$610,089	$652,601
Total assets	2,288,727	2,098,912	2,064,951	2,100,186	2,059,377
Short-term debt including capital lease and financing obligations(2)	224,097	331,986	267,050	213,165	96,479
Long-term debt including capital lease obligations, net of current maturities(2)	311,236	200,991	339,772	214,119	239,215
Deferred income taxes and tax uncertainties(3)	99,714	115,056	148,201	131,210	112,785
Shareholders’ equity	1,387,254	1,225,140	1,098,376	1,332,870	1,398,563

__________________________

(1)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.
(2)	Prior periods have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).
(3)

In fiscal 2018, the Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system.

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

Our experienced team of over 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1,645,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including the MSC website; our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located in the United States which includes five primary customer fulfillment centers, one is located in the U.K., and three are located in Canada) and 100 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”), and vending programs.  Our field sales and service associate headcount was 2,383 at September 1, 2018, compared to 2,411 at September 2, 2017 and 2,403 at September 3, 2016.  Beginning in our fiscal fourth quarter of 2018, field sales and service personnel includes all customer-facing associates in an external sales or service role. Prior period headcount numbers have been adjusted to reflect this new definition. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play driving value for our customers by enabling them to achieve higher levels of growth, profitability, and productivity. This was the work that was completed during the latter part of fiscal 2018. As we implemented these changes, our growth underperformed due to account transitions, sales associate transitions into new roles, and declining sales headcount as we made the migration.

The chart below displays a three-year comparison of our net sales from fiscal 2016 through fiscal 2018:

Three Year Comparison of Net Sales (in millions)
$3,250
$3,200
$3,150
$3,100
$3,050
$3,000
$2,950
$2,900
$2,850
$2,800
$2,750
$2,700
$2,863.5
$113.8
$10.4
$(66.0)
$(27.2)
$(6.8)
$2,887.7
$151.4
$113.0
$24.7
$13.1
$9.1
$4.8
$3,203.9
FY 2016 Net Sales
Organic Volume
DECO acquisition
Six fewer sales days (2)
Pricing and other (1)
Foreign exchange
FY 2017 Net Sales
Organic Volume
DECO acquisition
AIS acquisition
One additional sales day (2)
Pricing and other (1)
Foreign exchange
FY 2018 Net Sales

(1)	Pricing and other is comprised of changes in customer and product mix, discounting and other items.
(2)	Fiscal years 2016, 2017, and 2018 had 258, 252 and 253 sales days, respectively.

Recent Developments and Highlights

Highlights during our fiscal year ended September 1, 2018 include the following:

•

On April 30, 2018, we completed the acquisition of All Integrated Solutions (“AIS”) for aggregate consideration of approximately $87.8 million, which included a post-closing working capital adjustment of $1.2 million paid out in August 2018.

•	We recorded a $40.5 million benefit from income taxes related to the revaluation of our net deferred tax liabilities resulting from the enactment of the TCJA.
•	We generated $339.7 million of cash from operations in fiscal 2018.
•	We paid out $125.4 million in cash dividends, increasing our dividend per share twice during fiscal 2018.
•	We repurchased $82.4 million of MSC Class A common stock in fiscal 2018.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 68% of our revenues came from sales in the manufacturing sector during our fiscal year 2018, excluding U.K. operations. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI over the last three months of fiscal 2018 and the 2018 fiscal fourth quarter and fiscal year averages were as follows:

Period	MBI
June	57.5
July	55.8
August	58.1

Fiscal 2018 Q4 average	57.1
Fiscal 2018 full year average	57.9

The MBI trended downward during the back half of our fiscal year. After reaching its record high of 61.3 in February 2018, it came down to 58.6 in May 2018 and then to 58.1 in August 2018. This implies continued, but slower growth in the metalworking manufacturing environment.  Details released with the September MBI of 57.1 indicate continued expansion for the 21st straight month, the longest continuous expansion of the MBI in recorded history.  We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Results of Operations

Fiscal Year Ended September 1, 2018 Compared to the Fiscal Year Ended September 2, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 1, 2018		September 2, 2017
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,203,878	100.0%	$2,887,744	100.0%	$316,134	10.9%
Cost of goods sold	1,810,917	56.5%	1,601,497	55.5%	209,420	13.1%
Gross profit	1,392,961	43.5%	1,286,247	44.5%	106,714	8.3%
Operating expenses	972,408	30.4%	907,247	31.4%	65,161	7.2%
Income from operations	420,553	13.1%	379,000	13.1%	41,553	11.0%
Total other income (expense)	(14,364)	(0.4)%	(11,008)	(0.4)%	(3,356)	30.5%
Income before provision for income taxes	406,189	12.7%	367,992	12.7%	38,197	10.4%
Provision for income taxes	76,966	2.4%	136,561	4.7%	(59,595)	(43.6)%
Net income	$329,223	10.3%	$231,431	8.0%	$97,792	42.3%

Net Sales

Net sales increased 10.9%, or approximately $316.1 million, for the fiscal year ended 2018. We estimate that this increase in net sales is comprised of (i) approximately $151.4 million of higher sales volume, excluding DECO and AIS operations; (ii) approximately $113.0 million from DECO, which we acquired in July 2017; (iii) approximately $24.7 million from AIS, which we acquired in April 2018; (iv) approximately $13.1 million due to one additional sales day; (v) approximately $9.1 million in improved pricing, inclusive of changes in customer and product mix, discounting and other items; and (vi) approximately $4.8 million from foreign exchange.

Of the above $316.1 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $97.3 million and sales other than to our Large Account Customers increased by approximately $218.8 million, which includes the $113.0 million and $24.7 million of net sales from DECO and AIS, respectively.

The table below shows the change in our fiscal quarterly and annual 2018 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	Thirteen Week Period Ended Fiscal Q2	Thirteen Week Period Ended Fiscal Q3	Thirteen Week Period Ended Fiscal Q4	Fiscal Year Ended	% of Total Business

Total Company	12.0%	9.3%	11.4%	9.5%	10.4%
Manufacturing Customers(1)	11.4%	8.9%	12.0%	11.2%	10.9%	68%
Non-Manufacturing Customers(1)	13.1%	9.3%	9.6%	6.1%	9.4%	32%

__________________________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller distributors. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language (“XML”) ordering based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales in fiscal 2018 and fiscal 2017.  These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS.

Gross Profit

Gross profit margin was 43.5% in fiscal 2018 as compared to 44.5% in fiscal 2017.  The decline was exclusively attributable to the DECO business acquired in the fiscal fourth quarter of 2017 and the AIS business acquired in the fiscal third quarter of 2018.

Operating Expenses

Operating expenses increased 7.2% to $972.4 million in fiscal 2018, as compared to $907.2 million in fiscal 2017. Operating expenses were 30.4% of net sales for fiscal 2018, compared to 31.4% of net sales for fiscal 2017, with productivity and leverage contributing to this favorable outcome. The increase in operating expenses was primarily attributable to volume-related variable costs, such as an increase in payroll and payroll-related costs and freight costs. Operating expenses also increased due to the acquisitions of DECO in our fourth quarter of fiscal 2017 and AIS in our third quarter of fiscal 2018.  DECO and AIS operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $23.1 million and $7.2 million, respectively, of total operating expenses in fiscal 2018.

Payroll and payroll-related costs were approximately 56.7% of total operating expenses for fiscal 2018, as compared to approximately 56.0% for fiscal 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. Much of the increase in dollars is attributable to an increase in our salary expenses, primarily related to annual merit increases and increased fringe costs associated with higher medical costs. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired DECO and AIS operations.

Freight expense was approximately $130.3 million for fiscal 2018, as compared to $120.0 million for fiscal 2017. The primary driver of this was increased sales.

Income from Operations

Income from operations increased 11.0% to $420.6 million in fiscal 2018, as compared to $379.0 million in fiscal 2017. This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales remained flat at 13.1% in fiscal 2018 as compared to fiscal 2017.

Total Other Income (Expense)

The increase in total other expense in fiscal 2018 compared to fiscal 2017 was primarily driven by higher interest rates on our revolving credit facility, which is variable rate debt.  We increased the proportion of fixed rate debt to counteract an expectation of the rising interest rate environment.

Provision for Income Taxes

Our effective tax rate for fiscal 2018 was 18.9% as compared to 37.1% in fiscal 2017. The decrease in the effective tax rate is primarily due to the decrease in the U.S. corporate tax rate from 35% to 21%.  During fiscal 2018, the Company recorded a net tax benefit of $40.5 million due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system. We expect our income tax rate for fiscal 2019 to be in the range of 25.0% and 25.5%, which assumes no significant excess tax benefits or expenses recognized. See Note 6 “Income Taxes” in the Notes to the Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for fiscal 2018 as compared to the prior period have been discussed above.

Fiscal Year Ended September 2, 2017 Compared to the Fiscal Year Ended September 3, 2016

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 2, 2017		September 3, 2016
	(52 weeks)		(53 weeks)		Change
	$	%	$	%	$	%
Net sales	$2,887,744	100.0%	$2,863,505	100.0%	$24,239	0.8%
Cost of goods sold	1,601,497	55.5%	1,574,647	55.0%	26,850	1.7%
Gross profit	1,286,247	44.5%	1,288,858	45.0%	(2,611)	(0.2)%
Operating expenses	907,247	31.4%	912,898	31.9%	(5,651)	(0.6)%
Income from operations	379,000	13.1%	375,960	13.1%	3,040	0.8%
Total other income (expense)	(11,008)	(0.4)%	(4,229)	(0.1)%	(6,779)	160.3%
Income before provision for income taxes	367,992	12.7%	371,731	13.0%	(3,739)	(1.0)%
Provision for income taxes	136,561	4.7%	140,515	4.9%	(3,954)	(2.8)%
Net income	$231,431	8.0%	$231,216	8.1%	$215	0.1%

Net Sales

Net sales increased 0.8% or approximately $24.2 million, for the fiscal year ended 2017. We estimate that this increase in net sales is comprised of (i) approximately $113.8 million of higher sales volume; and (ii) approximately $10.4 million from DECO operations, which we acquired in July 2017; partially offset by (iii) approximately $66.0 million in lower sales attributable to six fewer days of sales in fiscal 2017 as compared to fiscal 2016; (iv) approximately $27.2 million in reductions from pricing, resulting from changes in customer and product mix, discounting and other items; and (v) approximately $6.8 million from an unfavorable foreign exchange impact.  Of the total increase in net sales, sales to our Large Account Customers increased by approximately $27.4 million and sales other than to our Large Account Customers decreased by approximately $3.2 million.

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

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering based systems, vending machine systems, hosted systems and other electronic portals, represented 60.1% of consolidated net sales in fiscal 2017 compared to 58.2% of consolidated net sales in fiscal 2016. This increase was primarily associated with the MSC website and vending machine systems.

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

Payroll and payroll-related costs represented approximately 56.0% of total operating expenses in fiscal 2017, as compared to approximately 55.0% in fiscal 2016. Salaries, commissions, and the incentive compensation accrual all increased in fiscal 2017 as compared to fiscal 2016, with much of the increase attributable to the incentive compensation accrual. This increase was partially offset by lower fringe benefit costs.  As a result of transitioning from a self-insured plan to a fully insured private healthcare exchange during the second quarter of fiscal 2016, we experienced large claims and increased costs in the first half of fiscal 2016 as compared to the comparable period in fiscal 2017.

Income from Operations

Income from operations increased 0.8% to $379.0 million in fiscal 2017, as compared to $376.0 million in fiscal 2016, despite having a 53rd week in fiscal 2016. This increase was due to overall lower operating expenses in fiscal 2017. Income from operations as a percentage of net sales remained unchanged at 13.1% in fiscal 2017 as compared to fiscal 2016.

Total Other Income (Expense)

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

Net Income

The factors which affected net income for fiscal 2017 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

(Amounts in thousands)
	September 1,	September 2,
	2018	2017	$ Change
Total debt	$535,333	$532,977	$2,356
Less: Cash and cash equivalents	(46,217)	(16,083)	(30,134)
Net debt	$489,116	$516,894	$(27,778)
Equity	$1,387,254	$1,225,140	$162,114

As of September 1, 2018, we held $46.2 million in cash, substantially all with well-known financial institutions. Historically, our primary capital needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facilities (as defined below), have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At September 1, 2018, total borrowings outstanding, representing amounts due under the Credit Facility (as defined below), Private Placement Debt and Shelf Facilities, as well as all capital leases and financing arrangements, were approximately $535.3 million, net of unamortized debt issuance costs of $1.6 million.  At September 2, 2017, total borrowings outstanding, representing amounts due under the Credit Facility and Private Placement Debt, as well as all capital leases and financing arrangements, were approximately $533.0 million, net of unamortized debt issuance costs of $1.9 million. We believe, based on our current business plan, that our existing cash, funds available under our Credit Facility, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s cash flows:

	Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
	(Amounts in thousands)
Net cash provided by operating activities	$339,658	$246,841	$401,103
Net cash used in investing activities	$(131,919)	$(88,893)	$(87,930)
Net cash used in financing activities	$(177,586)	$(194,746)	$(298,368)
Effect of foreign exchange rate changes on cash and cash equivalents	$(19)	$(9)	$(182)
Net increase (decrease) in cash and cash equivalents	$30,134	$(36,807)	$14,623

Operating Activities

Net cash provided by operating activities for the fiscal years ended September 1, 2018 and September 2, 2017 was $339.7 million and $246.8 million, respectively. There are various increases and decreases contributing to this change. An increase in net income, excluding the income tax benefit recognized from the revaluation of net deferred tax liabilities as of the enactment date of the TCJA, primarily contributed to the increase in net cash provided by operating activities. In addition, a smaller increase in the change in accounts receivable and a greater increase in the change in accounts payable and accrued liabilities contributed to the overall increase in net cash provided by operating activities.

Net cash provided by operating activities for the fiscal years ended September 2, 2017 and September 3, 2016 was $246.8 million and $401.1 million, respectively. There are various increases and decreases contributing to this change. Increases in inventories and accounts receivable, resulting from increased sales volume, contributed to much of the decrease in net cash provided by operating activities.

	Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016

	(Dollars in thousands)
Working Capital	$656,984	$447,854	$502,889
Current Ratio	2.3	1.8	2.1

Days Sales Outstanding (excluding DECO and AIS)	56.0	54.0	50.8
Inventory Turnover (excluding DECO and AIS)	3.5	3.5	3.2

The increase in working capital and the current ratio at September 1, 2018 compared to September 2, 2017 is primarily related to the increase in both our inventory and accounts receivable balances resulting from increased sales as well as a reduction in our current debt as a larger portion of our debt is at a fixed rate with a longer term.  The decrease in working capital and the current ratio at September 2, 2017 compared to September 3, 2016  is related to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a reclassification of $46.6 million from current deferred income tax assets to long-term liabilities during the first quarter of fiscal 2017.  See Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about this ASU adoption.

The increase in days sales outstanding (“DSO”) is primarily due to a receivables portfolio consisting of a greater percentage of Large Account Customer sales, which are typically at longer terms.  Inventory turns, calculated using a 13-point average inventory balance, remained flat in fiscal 2018 as compared to the prior year.

Investing Activities

Net cash used in investing activities for the fiscal years ended September 1, 2018 and September 2, 2017 was $131.9 million and $88.9 million, respectively. The use of cash for fiscal 2018 was primarily related to the AIS acquisition.  The remainder of the use of cash for investing activities consisted of expenditures for property, plant, and equipment.  The use of cash for fiscal 2017 was attributable to expenditures for property, plant, and equipment, as well as the acquisition of DECO.

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

Financing Activities

Net cash used in financing activities for the fiscal years ended September 1, 2018 and September 2, 2017 was $177.6 million and $194.7 million, respectively. The major components contributing to the use of cash for fiscal 2018 were dividends paid of $125.4 million and the repurchase of our common stock of $82.4 million. This was partially offset by proceeds from the exercise of common stock options of $24.2 million. The major components contributing to the use of cash for fiscal 2017 were repayments on our credit facilities of $72.5 million, net of borrowings, and cash dividends paid of $102.2 million.

Net cash used in financing activities for the fiscal years ended September 2, 2017 and September 3, 2016 was $194.7 million and $298.4 million, respectively. The major components contributing to the use of cash for fiscal 2017 were repayments on our credit facilities of $72.5 million, net of borrowings, and cash dividends paid of $102.2 million. The major components contributing to the use of cash for fiscal 2016 were repurchases of shares of Class A common stock of $383.8 million, mostly related to our August 2016 self tender offer and related stock purchase, repayments on our previous credit facility of $301.0 million related to both the revolving loan facility and term loan facility, and cash dividends paid of $105.8 million. This was partially offset by borrowings under the Credit Facility and Private Placement Debt in the amounts of $305.0 million and $175.0 million, respectively.

Long-term Debt

Credit Facility

In April 2017, the Company entered into a $600.0 million credit facility (the “Credit Facility”).  See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about the Credit Facility. The Company had additional payments of $40.5 million, net of borrowings through October 1, 2018, resulting in an unused balance of $413.4 million of the Credit Facility. The unused balance, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facilities

In July 2016 and June 2018, we completed the issuance and sale of unsecured senior notes (the “Private Placement Debt”).  In fiscal 2018, we entered into two Note Purchase and Private Shelf Agreements (the “Shelf Facilities”). See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Capital Expenditures

Upgrade of Core Financial Systems

In April 2017, we completed an upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $10.3 million and $6.6 million for fiscal 2017 and 2016, respectively.

In addition, we continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and in other infrastructure and technology.

Related Party Transactions

Stock Purchase Agreements

In July 2018 and July 2016, the Company entered into stock purchase agreements with the holders of the Company’s Class B common stock. See Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about the stock purchase agreements.

Infrastructure Investments

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc., completed a transaction with Mitchmar Atlanta Properties, Inc. to purchase the Company’s Atlanta CFC and the real property on which the Atlanta CFC is situated for a purchase price of $33.7 million.  The Atlanta CFC had previously been leased since 1989.

Contractual Obligations

The following table summarizes our contractual obligations at September 1, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations(1)	$43,521	$14,687	$16,152	$7,080	$5,602
Capital lease obligations, net of interest(2)	27,926	484	27,352	90	—
Maturities of long-term debt obligations, net of interest	509,000	224,000	40,000	125,000	120,000
Estimated interest on debt, capital lease obligations	49,507	9,147	16,569	13,575	10,216
Total contractual obligations	$629,954	$248,318	$100,073	$145,745	$135,818

__________________________

(1)

Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2022.

(2)

As of September 1, 2018, the Company has entered into various capital leases for certain IT equipment, which expire on varying dates through fiscal 2020. In addition, included in this table is the long-term capital lease with the Columbus-Franklin County Finance Authority entered into in connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio.

The Company has recorded a non-current liability of $9.8 million for tax uncertainties and interest as of September 1, 2018. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 6 “Income Taxes” in the Notes to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate regarding the valuation of its allowance for doubtful accounts. For fiscal years 2018,  2017 and 2016, actual results did not vary materially from estimated amounts.

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

At September 1, 2018, our goodwill totaled $675.0 million and our indefinite-lived intangible assets totaled $14.1 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We currently operate at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a two-step approach. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired, and the second step of the goodwill or intangible asset impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill or intangible asset impairment test is performed to measure the amount of impairment loss (if any). Step two compares the implied fair value of the reporting unit’s goodwill or intangible assets with the carrying amount of goodwill or intangible assets. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, meaning the reporting unit's fair value is allocated to all the assets and liabilities of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarters of 2018 and 2017. The results of the assessments indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

We are exposed to interest rate risk on our variable-rate debt. In April 2017, the Company entered into the Credit Facility. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about the Credit Facility.

Borrowings under our Credit Facility are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $2.1 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) as of September 1, 2018 and September 2, 2017,  and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 1, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 1, 2018 and September 2, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 1, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 1, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Jericho, New York

October 30, 2018

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 1,	September 2,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,217	$16,083
Accounts receivable, net of allowance for doubtful accounts of $12,992 and $13,278, respectively	523,892	471,795
Inventories	518,496	464,959
Prepaid expenses and other current assets	58,902	52,742
Total current assets	1,147,507	1,005,579
Property, plant and equipment, net	311,685	316,305
Goodwill	674,998	633,728
Identifiable intangibles, net	122,724	110,429
Other assets	31,813	32,871
Total assets	$2,288,727	$2,098,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$224,097	$331,986
Accounts payable	145,133	121,266
Accrued liabilities	121,293	104,473
Total current liabilities	490,523	557,725
Long-term debt	311,236	200,991
Deferred income taxes and tax uncertainties	99,714	115,056
Total liabilities	901,473	873,772
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,649,158 and 53,513,806 shares issued, respectively	55	54
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,454,765 and 11,850,636 shares issued and outstanding, respectively	10	12
Additional paid-in capital	657,749	626,995
Retained earnings	1,325,822	1,168,812
Accumulated other comprehensive loss	(19,634)	(17,263)
Class A treasury stock, at cost, 9,207,635 and 8,972,729 shares, respectively	(576,748)	(553,470)
Total shareholders’ equity	1,387,254	1,225,140
Total liabilities and shareholders’ equity	$2,288,727	$2,098,912

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
NET SALES	$3,203,878	$2,887,744	$2,863,505
COST OF GOODS SOLD	1,810,917	1,601,497	1,574,647
Gross profit	1,392,961	1,286,247	1,288,858
OPERATING EXPENSES	972,408	907,247	912,898
Income from operations	420,553	379,000	375,960
OTHER INCOME (EXPENSE):
Interest expense	(14,463)	(12,370)	(5,807)
Interest income	647	658	654
Other income (expense), net	(548)	704	924
Total other expense	(14,364)	(11,008)	(4,229)
Income before provision for income taxes	406,189	367,992	371,731
Provision for income taxes	76,966	136,561	140,515
Net income	$329,223	$231,431	$231,216
PER SHARE INFORMATION:
Net income per common share:
Basic	$5.84	$4.08	$3.78
Diluted	$5.80	$4.05	$3.77
Weighted average shares used in computing net income per common share:
Basic	56,355	56,591	60,908
Diluted	56,707	56,971	61,076
Cash dividends declared per common share	$2.22	$1.80	$1.72

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
Net income, as reported	$329,223	$231,431	$231,216
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,371)	1,835	(1,846)
Comprehensive income (1)	$326,852	$233,266	$229,370

(1) There were no material taxes associated with other comprehensive income during fiscal years 2018, 2017, and 2016.

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2018 (52 weeks), SEPTEMBER 2, 2017 (52 weeks), AND SEPTEMBER 3, 2016 (53 weeks)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
BALANCE at August 29, 2015	56,400	$56	13,296	$13	$604,905	$1,232,381	$(17,252)	8,038	$(487,233)	$1,332,870
Exchange of Class B common stock for Class A common stock	1,363	1	(1,363)	(1)	—	—	—	—	—	—
Exercise of common stock options, including income tax benefits of $830	144	1	—	—	8,239	—	—	—	—	8,240
Common stock issued under associate stock purchase plan	—	—	—	—	1,649	—	—	(64)	2,435	4,084
Issuance of restricted common stock, net of cancellations	(15)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	74	—	—	—	147	—	—	—	—	147
Stock-based compensation	—	—	—	—	13,985	—	—	—	—	13,985
Repurchases of common stock	—	—	—	—	—	—	—	5,344	(384,111)	(384,111)
Retirement of treasury stock	(4,973)	(5)	—	—	(44,908)	(317,240)	—	(4,973)	362,153	—
Cash dividends paid on Class A common stock	—	—	—	—	—	(83,000)	—	—	—	(83,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(22,778)	—	—	—	(22,778)
Dividend equivalent units declared	—	—	—	—	—	(431)	—	—	—	(431)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,846)	—	—	(1,846)
Net income	—	—	—	—	—	231,216	—	—	—	231,216
BALANCE at September 3, 2016	52,993	$53	11,933	$12	$584,017	$1,040,148	$(19,098)	8,345	$(506,756)	$1,098,376
Exchange of Class B common stock for Class A common stock	82	—	(82)	—	—	—	—	—	—	—
Exercise of common stock options	399	1	—	—	26,887	—	—	—	—	26,888
Common stock issued under associate stock purchase plan	—	—	—	—	2,088	—	—	(57)	2,155	4,243
Issuance of restricted common stock, net of cancellations	(7)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	47	—	—	—	78	—	—	—	—	78
Stock-based compensation	—	—	—	—	13,925	—	—	—	—	13,925

Repurchases of common stock	—	—	—	—	—	—	—	685	(48,869)	(48,869)
Cash dividends paid on Class A common stock	—	—	—	—	—	(80,848)	—	—	—	(80,848)
Cash dividends paid on Class B common stock	—	—	—	—	—	(21,368)	—	—	—	(21,368)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(551)	—	—	—	(551)
Foreign currency translation adjustment	—	—	—	—	—	—	1,835	—	—	1,835
Net income	—	—	—	—	—	231,431	—	—	—	231,431
BALANCE at September 2, 2017	53,514	$54	11,851	$12	$626,995	$1,168,812	$(17,263)	8,973	$(553,470)	$1,225,140
Exchange of Class B common stock for Class A common stock	1,396	2	(1,396)	(2)	—	—	—	—	—	—
Exercise of common stock options	342	—	—	—	24,243	—	—	—	—	24,243
Common stock issued under associate stock purchase plan	—	—	—	—	2,307	—	—	(57)	2,154	4,461
Issuance of restricted common stock, net of cancellations	(6)	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock units, including dividend equivalent units	83	—	—	—	222	—	—	—	—	222
Stock-based compensation	—	—	—	—	14,934	—	—	—	—	14,934
Repurchases of common stock	—	—	—	—	—	—	—	292	(25,432)	(25,432)
Repurchase and retirement of common stock	(680)	(1)	—	—	(10,952)	(45,984)	—	—	—	(56,937)
Cash dividends paid on Class A common stock	—	—	—	—	—	(101,000)	—	—	—	(101,000)
Cash dividends paid on Class B common stock	—	—	—	—	—	(24,430)	—	—	—	(24,430)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(799)	—	—	—	(799)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,371)	—	—	(2,371)
Net income	—	—	—	—	—	329,223	—	—	—	329,223
BALANCE at September 1, 2018	54,649	$55	10,455	$10	$657,749	$1,325,822	$(19,634)	9,208	$(576,748)	$1,387,254

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2018, SEPTEMBER 2, 2017 AND SEPTEMBER 3, 2016

(In thousands)

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,223	$231,431	$231,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,154	62,980	71,930
Stock-based compensation	14,934	13,925	13,985
Loss on disposal of property, plant, and equipment	479	678	752
Provision for doubtful accounts	6,938	7,048	6,997
Deferred income taxes and tax uncertainties	(19,577)	13,482	15,007
Excess tax benefits from stock-based compensation	—	—	(1,536)
Write-off of deferred financing costs on previous credit facility	—	94	—
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(49,827)	(72,230)	2,595
Inventories	(33,235)	(15,871)	61,047
Prepaid expenses and other current assets	(4,865)	(7,428)	(6,303)
Other assets	1,094	548	142
Accounts payable and accrued liabilities	31,340	12,184	5,271
Total adjustments	10,435	15,410	169,887
Net cash provided by operating activities	339,658	246,841	401,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(44,919)	(46,548)	(87,930)
Cash used in business acquisitions, net of cash acquired	(87,000)	(42,345)	—
Net cash used in investing activities	(131,919)	(88,893)	(87,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(82,369)	(49,182)	(383,798)
Payments of cash dividends	(125,430)	(102,216)	(105,778)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,461	4,243	4,084
Proceeds from exercise of Class A common stock options	24,243	26,887	7,410
Borrowings under Credit Facility	242,000	546,000	305,000
Proceeds from long-term debt	110,000	—	175,000
Payments of notes payable and revolving credit note under the Credit Facility	(350,000)	(618,500)	(301,000)
Other, net	(491)	(1,978)	714
Net cash used in financing activities	(177,586)	(194,746)	(298,368)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(9)	(182)
Net increase (decrease) in cash and cash equivalents	30,134	(36,807)	14,623
CASH AND CASH EQUIVALENTS, beginning of the year	16,083	52,890	38,267
CASH AND CASH EQUIVALENTS, end of the year	$46,217	$16,083	$52,890
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,504	$121,691	$127,965
Cash paid for interest	$13,448	$11,695	$4,986
See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a leading distributor of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 100 branch offices and 12 customer fulfillment centers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSC and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52- or 53-week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2018 and 2017 contain activity for 52 weeks while fiscal year 2016 contains activity for 53 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 1, 2018 and September 2, 2017, the Company did not have any cash equivalents.

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, selling its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition, and collateral is generally not required. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and provides a reserve for accounts that are potentially uncollectible.

The Company’s cash includes deposits with commercial banks. The terms of these deposits and investments provide that all monies are available to the Company upon demand.  The Company maintains the majority of its cash with high- quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the United States financial systems could limit access to funds and/or result in a loss of principal.

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

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type and considering such factors as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence.  In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from three to 40 years for leasehold improvements and buildings, and three to 20 years for furniture, fixtures, and equipment.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2018, 2017 and 2016.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of September 3, 2016	$624,081
Acquisition(1)	8,318
Foreign currency translation adjustments	1,329
Balance as of September 2, 2017	$633,728
Acquisition(2)	41,939
Post-closing working capital adjustment from acquisition of DECO Tool Supply Co.	738
Foreign currency translation adjustments	(1,407)
Balance as of September 1, 2018	$674,998
(1)	Acquired DECO Tool Supply Co. (“DECO”) in July 2017.

(2)	Acquired All Integrated Solutions (“AIS”) in April 2018, including post-closing working capital adjustment of $1,155.

See Note 4 “Business Combinations” for further discussion on these acquisitions.

The components of the Company’s intangible assets for the fiscal years ended September 1, 2018 and September 2, 2017 are as follows:

				For the Fiscal Years Ended
				September 1, 2018		September 2, 2017
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$208,260	$(101,916)	$187,260	$(92,381)
Contract Rights		10		23,100	(23,100)	23,100	(23,100)
Trademarks	1	-	5	6,630	(4,384)	4,403	(3,058)
Trademarks	Indefinite			14,134	—	14,205	—
Total				$252,124	$(129,400)	$228,968	$(118,539)

For the fiscal year ended September 1, 2018, the Company recorded approximately $23,285 of intangible assets, primarily consisting of the acquired customer relationships and trademark from the AIS acquisition. See Note 4 “Business Combinations.” During the fiscal year ended September 1, 2018, approximately $129 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. For the fiscal year ended September 2, 2017, the Company recorded approximately $12,980 of intangible assets consisting of acquired intangible assets from the DECO acquisition and from the registration and application of new trademarks. During the fiscal year ended September 1, 2017, approximately $17 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $10,513,  $8,223, and $14,478 during fiscal years 2018, 2017, and 2016, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2019	$11,190
2020	10,216
2021	9,534
2022	9,520
2023	9,375

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2018, 2017 and 2016.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($3,973 and $4,778 at September 1, 2018 and September 2, 2017, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less from the date the catalogs are mailed. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in operating expenses in the consolidated statements of income was approximately $15,530,  $16,289 and $19,242 during the fiscal years 2018, 2017, and 2016, respectively.

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

Gross Profit

Gross profit primarily represents the difference between the sale price to our customers and the product cost from our suppliers (net of earned rebates and discounts) including the cost of inbound freight. The cost of outbound freight (including internal transfers), purchasing, receiving and warehousing are included in operating expenses. The Company’s gross profit may not be comparable to those of other companies, as other companies may include all the costs related to their distribution network in cost of sales.

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

Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense has been minimal.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping, and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $130,340,  $119,979, and $118,174 during fiscal years 2018, 2017, and 2016, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock awards and units is based on the closing market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants. The expected volatility factor is based on the volatility of the Company's common stock for a period equal to the expected term of the stock option. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and restricted stock award and unit forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

In fiscal 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.

Share Repurchases and Treasury Stock

Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and is included in “Class A treasury stock, at cost” on the accompanying consolidated balance sheets.  When the Company reissues treasury stock, the gains are recorded in additional paid-in capital (“APIC”), while the losses are recorded to APIC to the extent that the previous net gains on the reissuance of treasury stock are available to offset the losses.  If the loss is larger than the previous gains available, then the loss is recorded to retained earnings.  The Company accounts for repurchased shares retired immediately or treasury stock retired under the constructive retirement method. When shares are retired, the par value of the repurchased shares is deducted from common stock and the excess repurchase price over par is deducted by allocation to both APIC and retained earnings.  The amount allocated to APIC is calculated as the original cost of APIC per share outstanding using the first-in, first-out flow assumption and is applied to the number of shares repurchased.  Any remaining amount is allocated to retained earnings.

Related Party Transactions

Stock Purchase Agreements

In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. In August 2018, the Company purchased 45 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $82.64 per share. See Note 9 “Shareholders’ Equity” in the Notes to the Consolidated Financial Statements for more information about the stock purchase.

In connection with a “modified Dutch auction” tender offer commenced on July 7, 2016, the Company purchased an aggregate of 1,152 shares of its Class A common stock pursuant to a stock purchase agreement with Mitchell Jacobson, the Company’s Chairman, his sister, Marjorie Gershwind Fiverson, Erik Gershwind, the Company’s President and Chief Executive Officer, and two other beneficial owners of the Company’s Class B common stock (collectively, the “Sellers”) at a purchase price of $72.50 per share, for an aggregate purchase price of approximately $83,524. The purchase price per share paid to the Sellers pursuant to the Stock Purchase Agreement was equal to the purchase price per share paid to shareholders whose shares were purchased in the Company’s tender offer.

Infrastructure Investments

In August 2016, the Company’s subsidiary, Sid Tool Co., Inc., completed a transaction with Mitchmar Atlanta Properties, Inc. to purchase the Company’s Atlanta CFC and the real property on which the Atlanta CFC is situated for a purchase price of $33,650. The Atlanta CFC had previously been leased since 1989.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s taxable bonds is estimated based on observable inputs in non-active markets. Under this method, the Company’s fair value of the taxable bonds was not significantly different than the carrying value at September 1, 2018 and September 2, 2017. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at September 1, 2018 and September 2, 2017.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes”, which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In fiscal 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and reclassified all current deferred taxes and the related valuation allowances to noncurrent positions on the Consolidated Balance Sheets. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $9,407 and $5,689 as of September 1, 2018 and September 2, 2017, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments.  Foreign currency translation adjustments included in comprehensive income were not tax-effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. For fiscal 2018, U.K. and Canadian operations represented approximately 3% of the Company’s consolidated net sales.

Segment Reporting

The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.  The Company operates in one operating and reportable segment as a distributor of metalworking and MRO products and services. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. Substantially all of the Company’s revenues and long-lived assets are in the United States. The Company does not disclose revenue information by product category as it is impracticable to do so as a result of its numerous product offerings and the manner in which its business is managed.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, “Business Combinations”  (“ASC 805”). ASC 805 established principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 4 “Business Combinations” for further discussion.

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

Share-based Payments

In March 2016, the FASB issued ASU 2016-09, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The Company early adopted ASU 2016-09 in the second quarter of fiscal 2017, which required us to reflect any adjustments as of September 4, 2016, the beginning of the annual period that includes the interim period of adoption.  Prior fiscal year periods were not retrospectively adjusted.

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. This standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is effective for the Company for its fiscal year 2019, including interim periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company completed the process of evaluating the effect of the adoption and determined there were no changes required to its reported revenues as a result of the adoption. The majority of its revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on its evaluation process and review of its contracts with customers, the timing and amount of revenue recognized based on the new standard is consistent with its revenue recognition policy under previous guidance. The Company adopted the new standard effective September 2, 2018, using the modified retrospective approach, and will expand its consolidated financial statement disclosures in order to comply with this standard. The Company has determined the adoption of this new standard will not have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. The new standard is effective for the Company for its fiscal year 2020. The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

Measurement of Credit Losses

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The new standard is effective for the Company for its fiscal year 2020. The Company is currently evaluating this standard but does not expect it to have a material impact on its consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates the second step from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company for its fiscal year 2020. Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle.

Business Combinations

In January 2017, the FASB issued its final standard on clarifying the definition of a business in business combinations. This standard, issued as ASU 2017-01, clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is effective for the Company for its fiscal year 2019. The amendments are to be applied prospectively to business combinations that occur after the effective date.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s consolidated financial statements.

Reclassifications

Certain of the prior years’ Cash Flows from Financing Activities line items (Borrowings under financing obligations, Payments on capital lease and financing obligations, and Credit facility financing costs) were reclassified into “Other, Net” within our consolidated statements of cash flows to conform to our current year presentation. These reclassifications did not affect the total amount of Cash Flows from Financing Activities.

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

As of September 1, 2018 and September 2, 2017, the Company did not have any cash equivalents.

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials to entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center. The bonds ($27,025 at both September 1, 2018 and September 2, 2017) are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other assets in the Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during fiscal year 2018. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt at September 1, 2018 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amounts of the aforementioned financial instruments are reasonable estimates of fair value as of September 1, 2018 and September 2, 2017 due to the short-term maturity of these items.

During the fiscal years ended September 1, 2018 and September 2, 2017, the Company had no measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

3. NET INCOME PER SHARE

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended September 1, 2018, September 2, 2017 and September 3, 2016, respectively:

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)

Net income as reported	$329,223	$231,431	$231,216
Less: Distributed net income available to participating securities	(89)	(206)	(308)
Less: Undistributed net income available to participating securities	(291)	(410)	(601)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$328,843	$230,815	$230,307
Add: Undistributed net income allocated to participating securities	291	410	601
Less: Undistributed net income reallocated to participating securities	(290)	(408)	(600)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$328,844	$230,817	$230,308

Denominator:
Weighted average shares outstanding for basic net income per share	56,355	56,591	60,908
Effect of dilutive securities	352	380	168
Weighted average shares outstanding for diluted net income per share	56,707	56,971	61,076

Net income per share two-class method:
Basic	$5.84	$4.08	$3.78
Diluted	$5.80	$4.05	$3.77

Potentially dilutive securities	207	—	843

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive. Prior to the adoption of ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the second quarter of fiscal 2017, the assumed tax benefits upon the exercise of options and vesting of restricted stock units were also included in this calculation.

4. BUSINESS COMBINATIONS

Acquisition of AIS

On April 30, 2018, the Company acquired 100% of the outstanding shares of privately held Accurate Holding, Inc., a holding company whose subsidiaries do business under the name AIS. AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools, headquartered in Franksville, Wisconsin. Total cash consideration paid was $87,848, which included a post-closing working capital adjustment in the amount of $1,155, which was paid out in August 2018. The acquisition was funded from available cash resources and borrowings under the Credit Facility.

AIS delivers production fasteners and custom tool and fastener solutions for use in the assembly of manufactured commercial and consumer products, serving customers primarily in the Midwest region. The Company plans to provide AIS’s customer base access to its product portfolio to support their full metalworking and MRO needs. Similarly, the Company will extend AIS's production fastener and VMI solutions to its manufacturing customers.

Non-recurring transaction and integration costs totaling $866 are included in the Company’s condensed consolidated statement of income as operating expenses for fiscal 2018.

As required by ASC Topic 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. During the fourth quarter of fiscal 2018, the Company identified a measurement period adjustment that impacted the estimated fair value of the AIS assets and liabilities assumed on April 30, 2018 as a result of new information obtained about the facts and circumstances that existed as of the closing date. The table below, which summarizes the allocation of the purchase price for the acquisition of AIS on April 30, 2018, has been updated to reflect this measurement period adjustment. The total measurement period adjustments resulted in an increase to the deferred tax liability of $1,210 and a corresponding increase in goodwill of $1,210. This change to the provisional amounts of fair value of the assets and liabilities assumed had no impact on the Consolidated Statement of Income for the year ended September 1, 2018. The Company’s purchase accounting as of September 1, 2018 is preliminary pending final valuation to the purchase price.

The purchase price allocation is summarized in the following table:

Cash	$1,586
Inventories	20,629
Accounts receivable	9,834
Prepaid expenses and other current assets	1,303
Identifiable intangibles	23,200
Goodwill	41,939
Property, plant and equipment	1,561
Other assets	121
Total assets acquired	$100,173
Accounts payable	3,119
Accrued liabilities	4,971
Deferred income taxes and tax uncertainties	4,235
Total liabilities assumed	$12,325
Net assets acquired	$87,848

Acquired intangible assets with a fair value of $23,200 consisted of customer relationships of $21,000 with a useful life of 10 years and a trademark of $2,200 with a useful life of five years. The goodwill amount of $41,939 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and benefit from adding a highly complementary provider of production fasteners and custom tool and fastener solutions and services with an experienced field sales force and VMI solution. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The amount of goodwill deductible for tax purposes is $4,900.

The amount of revenue and loss before provision for income taxes from AIS included in the condensed consolidated statements of income for fiscal 2018 was $24,659 and ($4,443), respectively.

Acquisition of DECO

On July 31, 2017, the Company acquired certain assets and assumed certain liabilities of DECO, an industrial supply distributor based in Davenport, Iowa.  The cash purchase price for the combined acquisition of the DECO business and real property was $43,083,  which included a post-closing working capital adjustment in the amount of $738, which was paid out in October 2017.

The acquisitions of AIS and DECO were accounted for as business purchases pursuant to ASC 805. The results of operations for AIS and DECO have been included in our consolidated financial statements from the respective dates of acquisition.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				September 1,	September 2,
	Number of Years			2018	2017
Land		—		$28,154	$28,169
Building and improvements	3	-	40	186,208	182,032
Leasehold improvements	The lesser of lease term or 7			3,114	2,595
Furniture, fixtures and equipment	3	-	20	185,556	178,251
Computer systems, equipment and software	3	-	5	364,050	336,685
				767,082	727,732
Less: accumulated depreciation and amortization				455,397	411,427
Total				$311,685	$316,305

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $716 and $754 at September 1, 2018 and September 2, 2017, respectively. Depreciation expense was $52,113,  $54,356 and $57,052 for the fiscal years ended September 1, 2018, September 2, 2017, and September 3, 2016, respectively.

6. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
Current:
Federal	$85,205	$108,347	$109,699
State and local	16,108	16,059	15,621
	101,313	124,406	125,320
Deferred:
Federal	(27,372)	10,938	13,993
State and local	3,025	1,217	1,202
	(24,347)	12,155	15,195
Total	$76,966	$136,561	$140,515

Significant components of deferred tax assets and liabilities are as follows:

	September 1,	September 2,
	2018	2017
Deferred tax liabilities:
Depreciation	$(36,361)	$(56,382)
Deferred catalog costs	(561)	(1,079)
Goodwill	(77,023)	(103,218)
	(113,945)	(160,679)
Deferred tax assets:
Accounts receivable	2,812	4,441
Inventory	6,163	9,794
Deferred compensation	650	1,280
Stock-based compensation	5,329	9,140
Intangible amortization	988	9,517
Foreign Tax Credit	2,712	2,712
Less: Valuation Allowance	(1,762)	—
Other accrued expenses/reserves	7,192	14,733
	24,084	51,617
Net Deferred Tax Liabilities	$(89,861)	$(109,062)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
U.S. federal statutory rate	25.6%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.0	3.0
Revaluation of net deferred tax liabilities	(10.0)	—	—
Other, net	(0.1)	(0.9)	(0.2)
Effective income tax rate	18.9%	37.1%	37.8%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2018 and 2017 were as follows:

	September 1,	September 2,
	2018	2017
Beginning balance	$12,641	$10,610
Additions for tax positions relating to current year	2,811	3,261
Additions for tax positions relating to prior years	1,940	1,015
Reductions for tax positions relating to prior years	(2,821)	—
Lapse of statute of limitations	(2,628)	(2,245)
Ending balance	$11,943	$12,641

Included in the balance of unrecognized tax benefits at September 1, 2018 is $1,217 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2018, 2017 and 2016 provisions include interest and penalties of $44,  $245 and $6, respectively. The Company has accrued $447 and $305 for interest and penalties as of September 1, 2018 and September 2, 2017, respectively.

The Company has a foreign tax credit carryover of $2,712 in fiscal year 2018 of which a valuation allowance of $1,762 has been provided. This foreign tax credit carryover expires beginning fiscal year 2024.

On December 22, 2017, the TCJA was enacted. The TCJA made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has a fiscal August year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory rate of 25.6% for the fiscal year ending September 1, 2018. The Company’s statutory federal tax rate will be 21.0% for fiscal years 2019 and beyond. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the TCJA and adjust those amounts during a measurement period not to extend beyond one year. The Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system in fiscal 2018. The amounts recorded are provisional and are subject to change due to further interpretations of the TCJA, legislative action to address questions that arise because of the TCJA, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the TCJA.

With limited exceptions, the Company is no longer subject to federal income tax examinations through fiscal 2014 and state income tax examinations through fiscal 2013.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 1,	September 2,
	2018	2017
Accrued payroll and fringe	$33,012	$32,151
Accrued bonus	25,620	19,657
Accrued sales, property and income taxes	13,380	12,622
Accrued sales rebates and returns	18,832	14,458
Accrued other	30,449	25,585
Total accrued liabilities	$121,293	$104,473

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at September 1, 2018 and September 2, 2017 consisted of the following:

	September 1,	September 2,
	2018	2017

Revolving Credit Facility	$224,000	$332,000
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Senior notes	20,000	—
Shelf Facility Agreements	90,000	—
Capital lease and financing obligations	27,926	27,829
Less: unamortized debt issuance costs	(1,593)	(1,852)
Total debt	$535,333	$532,977
Less: short-term debt(1)	(224,097)	(331,986)
Long-term debt	$311,236	$200,991

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next 12 months.

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

The interest rate is based on either LIBOR or a base rate, plus in either case a spread based on our leverage ratio at the end of each fiscal reporting quarter. The weighted average applicable borrowing rate for any borrowings outstanding under the Credit Facility at September 1, 2018 was 3.20% which represents LIBOR plus 1.125%. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Credit Facility bear interest based on LIBOR with one-month interest periods. During fiscal 2018, the Company borrowed $242,000 and repaid $350,000 under the Credit Facility.

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; and in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025 (collectively “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement” and together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”).

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021 under the Met Life Note Purchase Agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable semiannually at the fixed stated interest rates. As of September 1, 2018, the aggregate availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023 under the Prudential Note Purchase Agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Interest is payable semiannually at the fixed stated interest rate. As of September 1, 2018, the aggregate availability under the Prudential Note Purchase Agreement is $200,000.

Each of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements contains several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facility, Private Placement Debt and Shelf Facility Agreements.

At September 1, 2018 and September 2, 2017, the Company was in compliance with the operating and financial covenants of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements, respectively.

Maturities of debt, excluding capital lease and financing obligations, as of September 1, 2018 are as follows:

Maturities of
Fiscal Year	Debt
2019	$224,000
2020	20,000
2021	20,000
2022	—
2023	125,000
Thereafter	120,000
Total	$509,000

Capital Lease Obligations

In connection with the construction of the Company’s customer fulfillment center in Columbus, Ohio, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At September 1, 2018 and September 2, 2017, the capital lease obligation was approximately $27,025.  Under this arrangement, the Finance Authority has issued taxable bonds to finance the structure and site improvements of the Company’s customer fulfillment center in the amount of $27,025 outstanding at both September 1, 2018 and September 2, 2017.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain IT equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the fiscal year ended September 1, 2018, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $1,163.  The gross amount of property and equipment acquired under the capital lease obligation at September 1, 2018 was approximately $442.  There is no related accumulated amortization for this capital lease as of September 1, 2018.

At September 1, 2018, approximate future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2019	$1,133
2020	27,448
2021	120
2022	90
Total minimum lease payments	$28,791
Less: amount representing interest	865
Present value of minimum lease payments	$27,926
Less: current portion	484
Long-term capital leases and financing arrangements	$27,442

9. SHAREHOLDERS’ EQUITY

Share Repurchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). In 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of September 1, 2018, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,930 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During fiscal years 2018 and 2017, the Company repurchased 972 shares and 685 shares, respectively, of its Class A common stock for $82,369 and $48,869, respectively. 54 and 43 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program in fiscal years 2018 and 2017, respectively.

In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company had entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. In August 2018, the Company purchased 45 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $82.64 per share. This figure is included in the totals provided in the previous paragraph. All of these shares were immediately retired.

Shares of the Company’s common stock purchased pursuant to the stock purchase agreement, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Repurchase Plan. The Company reissued 57 shares of treasury stock during both fiscal years 2018 and 2017 to fund the Associate Stock Purchase Plan (see Note 10).

Common Stock

Each holder of the Company’s Class A common stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of Class B common stock are entitled to 10 votes per share for each share held of record on the applicable record date and are entitled to vote, together with the holders of the Class A common stock, on all matters which are subject to shareholder approval. Holders of Class A common stock and Class B common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no redemption or sinking fund provisions with respect to such stock.

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of September 1, 2018, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. On October 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.63 per share, payable on November 27, 2018 to shareholders of record at the close of business on November 13, 2018. The dividend will result in a payout of approximately $35,400, based on the number of shares outstanding at October 1, 2018.

10. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC 718. Stock‑based compensation expense included in operating expenses for the fiscal years ended September 1, 2018, September 2, 2017 and September 3, 2016 was as follows:

	For the Fiscal Years Ended
	September 1,	September 2,	September 3,
	2018	2017	2016
Stock options	$4,534	$4,369	$4,382
Restricted share awards	2,856	4,399	6,112
Restricted stock units	7,281	4,872	3,205
Associate Stock Purchase Plan	263	285	286
Total	14,934	13,925	13,985
Deferred income tax benefit	(4,376)	(5,292)	(5,206)
Stock-based compensation expense, net	$10,558	$8,633	$8,779

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”).  The 2015 Omnibus Plan replaced the Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan.  Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units.  All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan.  Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares, of which 3,404 authorized shares of common stock were remaining as of September 1, 2018.

Stock Options

A summary of the status of the Company’s stock options at September 1, 2018 and changes during the fiscal year then ended is presented in the table and narrative below:

	2018
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,743	$70.88
Granted	436	79.60
Exercised	(342)	70.96
Canceled/Forfeited	(77)	72.45
Outstanding - end of year	1,760	$72.96
Exercisable - end of year	666	$73.96

The total intrinsic value of options exercised during the fiscal years ended September 1, 2018, September 2, 2017 and September 3, 2016 was $7,516,  $9,474, and $3,129, respectively. The unrecognized share-based compensation cost related to stock option expense at September 1, 2018 was $7,529 and will be recognized over a weighted average of 2.1 years.

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended September 1, 2018, September 2, 2017, and September 3, 2016 were as follows:

	2018	2017	2016
Expected life (in years)	4.0	4.1	3.9
Risk-free interest rate	1.87%	1.16%	1.09%
Expected volatility	22.1%	20.5%	21.8%
Expected dividend yield	2.30%	2.40%	2.40%
Weighted-Average Grant-Date Fair Value	$12.25	$9.29	$8.03

The following table summarizes information about stock options outstanding and exercisable at September 1, 2018:

Range of Exercise Prices	Number of Options Outstanding at September 1, 2018	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at September 1, 2018	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 58.90 – $ 69.46	464	3.9	$59.90	$11,869	213	3.5	$61.08	$5,188
69.47 – 72.23	460	5.2	71.33	6,501	99	5.2	71.33	1,398
72.24 – 81.76	578	5.0	80.25	3,032	171	2.2	81.75	637
81.77 – 83.03	258	3.1	83.02	635	183	3.1	83.03	450
	1,760	4.5	$72.96	$22,037	666	3.3	$73.96	$7,673

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended September 1, 2018 is as follows:

	2018
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	160	$80.49
Granted	—	—
Vested	(91)	79.23
Canceled/Forfeited	(6)	82.43
Non-vested restricted share awards at the end of the year	63	$81.98

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period. The fair value of shares vested during the fiscal years ended September 1, 2018, September 2, 2017 and September 3, 2016 was $7,222,  $7,357 and $7,518, respectively. The unrecognized compensation cost related to the non-vested RSAs at September 1, 2018 is $1,920 and will be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

A  summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended September 1, 2018 is as follows:

	2018
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	313	$66.66
Granted	175	81.57
Vested	(81)	66.75
Canceled/Forfeited	(30)	71.60
Non-vested restricted stock unit awards at the end of the year	377	$73.18

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these additional RSUs are subject to the same vesting periods as the RSUs in the underlying award. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at September 1, 2018 was $21,158 and is expected to be recognized over a period of 3.2 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of September 1, 2018, approximately 126 shares remain reserved for issuance under this plan. Associates purchased approximately 57 shares of common stock during both fiscal years 2018 and 2017 at an average per share price of $78.65 and $74.81, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2018, 2017, and 2016, the Company contributed $7,730,  $7,048 and $6,594, respectively, to the plan. The Company contributions are discretionary.

11. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2028. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2022. At September 1, 2018, approximate minimum annual rentals on all such leases are as follows:

Fiscal Year	Total Rental Payments
2019	$14,687
2020	9,337
2021	6,815
2022	4,256
2023	2,824
Thereafter	5,602
Total	$43,521

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2018, 2017 and 2016 was approximately $12,477,  $12,541 and $13,428, respectively. This included rent expense of approximately $1,044 for fiscal year 2016 for a related party lease. As a result of the purchase of our Atlanta CFC, which was previously leased with a related party, rental expense was partially offset by the release of a deferred rent liability during fiscal 2016. See Note 1 “Business and Summary of Significant Accounting Policies” for more information about this transaction.

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

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended September 1, 2018				Fiscal Year Ended September 2, 2017
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$768,561	$768,987	$828,345	$837,985	$686,271	$703,780	$743,923	$753,770
Gross profit	335,069	337,223	361,001	359,668	308,735	314,562	329,500	333,450
Income from operations	99,278	98,103	115,382	107,790	90,600	86,645	101,776	99,979
Net income	59,585	117,552	79,069	73,017	54,288	53,559	62,836	60,748
Net income per share:
Basic	1.06	2.08	1.40	1.30	0.96	0.94	1.10	1.07
Diluted	1.05	2.06	1.39	1.29	0.96	0.93	1.09	1.07

(1)

In the second quarter of fiscal 2018, the Company recorded a net tax benefit of $41,199 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system, and a net tax benefit of $16,929 attributable to the lower effective tax rate required to bring our first half into alignment with the expected full year rate.

14. SUBSEQUENT EVENT

In September 2018 and October 2018, pursuant to the Company’s share repurchase authorization, the Company purchased 7 shares of its Class A common stock at a volume weighted average purchase price of $85.00 per share and 493 shares if its Class A common stock at a volume weighted average purchase price of $81.22 per share, respectively.  In connection with the stock purchase agreement noted in Note 9, the Company purchased from certain of its Class B shareholders 113 shares of its Class A common stock at a purchase price of $84.29 per share in September 2018 and 2 shares of its Class A common stock at a purchase price of $85.00 per share in October 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 1, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 1, 2018, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 1, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of September 1, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 1, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 1, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

Opinion on Internal Control over Financial Reporting

We have audited MSC Industrial Direct Co., Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of September 1, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSC Industrial Direct Co., Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 1, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 1, 2018 and September 2, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 1, 2018, and the related notes and schedule and our report dated October 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Jericho, New York

October 30, 2018

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2019, or the 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Corporate Governance—Compensation Committee”,  “Compensation Committee Report” and “Director Compensation” in the 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 29 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended September 1, 2018.

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

ITEM 16. FORM 10-K SUMMARY.

None .

EXHIBIT INDEX

Exhibit No.	Description
3.01	Certificate of Incorporation of the Registrant.*
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

10.07	Termination of Change of Control Agreement between MSC Industrial Direct Co., Inc. and Gregory Polli, dated June 21, 2018.†**
10.08	Termination of Change of Control Agreement between MSC Industrial Direct Co., Inc. and Steven Baruch, dated June 21, 2018.†**
10.09	Termination of Change of Control Agreement between MSC Industrial Direct Co., Inc. and David Wright, dated June 26, 2018.†**

Exhibit No.	Description
10.10

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.11

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

10.12	Summary of Non-Executive Directors’ Compensation.†**
10.13

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.14

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.15

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.16

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

10.18

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.19	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.20

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.21	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).†
10.22	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016) (SEC File No. 001-14130). †
10.23

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

10.24

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and Metropolitan Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed with the SEC on January 17, 2018).

10.25

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

10.26

Stock Purchase Agreement, dated as of July 25, 2018, by and between MSC Industrial Direct Co., Inc. and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018).

10.27	Amendment No. 1 to Stock Purchase Agreement, dated as of July 30, 2018, by and between MSC Industrial Direct Co., Inc. and the persons listed on Schedule I thereto. **
10.28	Amendment No. 2 to Stock Purchase Agreement, dated as of August 29, 2018, by and between MSC Industrial Direct Co., Inc. and the persons listed on Schedule I thereto. **
10.29	MSC Industrial Direct Co, Inc. Executive Change in Control Severance Plan.† **

Exhibit No.	Description
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.***
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

____________________________

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended. Exhibits originally filed in paper.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC Industrial Direct Co., Inc.
By:	/s/ ERIK GERSHWIND Erik Gershwind
Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 30, 2018

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2018
/s/ RUSTOM JILLA Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2018
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 30 2018
/s/ ROGER FRADIN Roger Fradin	Director	October 30, 2018
/s/ LOUISE GOESER Louise Goeser	Director	October 30, 2018
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 30, 2018
/s/ DENIS KELLY Denis Kelly	Director	October 30, 2018
/s/ STEVEN PALADINO Steven Paladino	Director	October 30, 2018
/s/ PHILIP PELLER Philip Peller	Director	October 30, 2018

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 3, 2016
Allowance for doubtful accounts(1)	$11,312	$6,997	$—	$5,956	$12,353
Deducted from asset accounts:
For the fiscal year ended September 2, 2017
Allowance for doubtful accounts(1)	$12,353	$7,048	$—	$6,123	$13,278
Deducted from asset accounts:
For the fiscal year ended September 1, 2018
Allowance for doubtful accounts(1)	$13,278	$6,938	$—	$7,224	$12,992

__________________________

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1