Form 10-Q
period 2018-12-01
MSC INDUSTRIAL DIRECT CO INC
filed 2019-01-09
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 18, 2018, 45,146,984 shares of Class A common stock and 10,193,348 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. We undertake no obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to:

•	general economic conditions in the markets in which the Company operates;
•	changing customer and product mixes;
•	competition, including the adoption by competitors of aggressive pricing strategies and sales methods;
•	industry consolidation and other changes in the industrial distribution sector;
•	volatility in commodity and energy prices;
•	the outcome of government or regulatory proceedings or future litigation;
•	credit risk of our customers;
•	risk of customer cancellation or rescheduling of orders;
•	work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;
•

dependence on our information systems and the risks of business disruptions arising from changes to our information systems and disruptions due to catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, physical or electronic break-ins and cyberattacks;

•	recent U.S. tax legislation and increased volatility in the effective tax rate;
•	retention of key personnel;
•	retention of qualified sales and customer service personnel and metalworking specialists;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	changes to trade policies, including the impact from significant restrictions or tariffs;
•	opening or expanding our customer fulfillment centers;
•	litigation risk due to nature of our business;
•	risks associated with the integration of acquired businesses or other strategic transactions;
•	financial restrictions on outstanding borrowings;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded resulting from our acquisitions could be impaired;
•	common stock price may be volatile; and
•	our principal shareholders exercise significant control over us.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 1,	September 1,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,615	$46,217
Accounts receivable, net of allowance for doubtful accounts of $14,964 and $12,992, respectively	531,406	523,892
Inventories	527,984	518,496
Prepaid expenses and other current assets	60,928	58,902
Total current assets	1,131,933	1,147,507
Property, plant and equipment, net	307,586	311,685
Goodwill	674,464	674,998
Identifiable intangibles, net	119,762	122,724
Other assets	31,053	31,813
Total assets	$2,264,798	$2,288,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$210,979	$224,097
Accounts payable	154,896	145,133
Accrued liabilities	111,241	121,293
Total current liabilities	477,116	490,523
Long-term debt	311,656	311,236
Deferred income taxes and tax uncertainties	99,714	99,714
Total liabilities	888,486	901,473
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,381,687 and 54,649,158 shares issued, respectively	54	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,193,348 and 10,454,765 shares issued and outstanding, respectively	10	10
Additional paid-in capital	660,185	657,749
Retained earnings	1,316,489	1,325,822
Accumulated other comprehensive loss	(20,975)	(19,634)
Class A treasury stock, at cost, 9,234,703 and 9,207,635 shares, respectively	(579,451)	(576,748)
Total shareholders’ equity	1,376,312	1,387,254
Total liabilities and shareholders’ equity	$2,264,798	$2,288,727

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Net sales	$831,597	$768,561
Cost of goods sold	473,612	433,492
Gross profit	357,985	335,069
Operating expenses	254,985	235,791
Income from operations	103,000	99,278
Other (expense) income:
Interest expense	(4,056)	(3,237)
Interest income	162	163
Other (expense) income, net	2	(408)
Total other expense	(3,892)	(3,482)
Income before provision for income taxes	99,108	95,796
Provision for income taxes	24,876	36,211
Net income	$74,232	$59,585
Per share information:
Net income per common share:
Basic	$1.34	$1.06
Diluted	$1.33	$1.05
Weighted average shares used in computing net income per common share:
Basic	55,502	56,287
Diluted	55,831	56,504
Cash dividends declared per common share	$0.63	$0.48

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Net income, as reported	$74,232	$59,585
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,341)	(843)
Comprehensive income (1)	$72,891	$58,742
__________________________
(1) There were no material taxes associated with other comprehensive income during the thirteen-week periods ending December 1, 2018 and December 2, 2017, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

Thirteen Weeks Ended December 1, 2018

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other	Class A Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Shares	Amount at Cost	Total
Balance at September 1, 2018	54,649	$55	10,455	$10	$657,749	$1,325,822	$(19,634)	9,208	$(576,748)	$1,387,254
Exchange of Class B common stock for Class A common stock	262	—	(262)	—	—	—	—	—	—	—
Exercise of common stock options	118	—	—	—	9,329	—	—	—	—	9,329
Common stock issued under associate stock purchase plan	—	—	—	—	457	—	—	(13)	497	954
Shares issued upon vesting of restricted stock units, including dividend equivalent units	91	—	—	—	363	—	—	—	—	363
Stock-based compensation	—	—	—	—	4,174	—	—	—	—	4,174
Repurchases of common stock	—	—	—	—	—	—	—	40	(3,200)	(3,200)
Repurchase and retirement of common stock	(738)	(1)			(11,887)	(48,439)	—	—	—	(60,327)
Cash dividends paid on Class A common stock	—	—	—	—	—	(28,436)	—	—	—	(28,436)
Cash dividends paid on Class B common stock	—	—	—	—	—	(6,422)	—	—	—	(6,422)
Dividend equivalent units declared, net of cancellations	—	—	—	—	—	(268)	—	—	—	(268)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,341)	—	—	(1,341)
Net income	—	—	—	—	—	74,232	—	—	—	74,232
Balance at December 1, 2018	54,382	$54	10,193	$10	$660,185	$1,316,489	$(20,975)	9,235	$(579,451)	$1,376,312

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Cash Flows from Operating Activities:
Net income	$74,232	$59,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,846	15,749
Stock-based compensation	4,174	3,894
Loss on disposal of property, plant, and equipment	141	126
Provision for doubtful accounts	2,814	1,698
Changes in operating assets and liabilities:
Accounts receivable	(10,630)	(9,291)
Inventories	(9,803)	(4,259)
Prepaid expenses and other current assets	(2,044)	(1,663)
Other assets	753	1,252
Accounts payable and accrued liabilities	1,383	14,888
Total adjustments	2,634	22,394
Net cash provided by operating activities	76,866	81,979
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(10,053)	(9,028)
Cash used in business acquisitions, net of cash received	—	(738)
Net cash used in investing activities	(10,053)	(9,766)
Cash Flows from Financing Activities:
Repurchases of common stock	(63,527)	(4,018)
Payments of cash dividends	(34,858)	(27,087)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	954	959
Proceeds from exercise of Class A common stock options	9,329	2,405
Borrowings under the revolving credit facilities	245,000	24,000
Payments under the revolving credit facilities	(259,000)	(65,000)
Other, net	753	606
Net cash used in financing activities	(101,349)	(68,135)
Effect of foreign exchange rate changes on cash and cash equivalents	(66)	91
Net increase (decrease) in cash and cash equivalents	(34,602)	4,169
Cash and cash equivalents—beginning of period	46,217	16,083
Cash and cash equivalents—end of period	$11,615	$20,252
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,761	$1,757
Cash paid for interest	$1,685	$2,068

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (including normal recurring adjustments) have been included. Operating results for the thirteen-week period ended December 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2019 fiscal year will be a 52-week accounting period that will end on August 31, 2019 and its 2018 fiscal year was a 52-week accounting period that ended on September 1, 2018.

Recently Adopted Accounting Pronouncements

Effective September 2, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”)  Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05. These ASUs outline a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue continues to be recognized when products are shipped to the customer and the adoption of these ASUs, using the modified retrospective approach, had no impact to the Company’s opening retained earnings. The Company reports its sales net of estimated sales returns and sales incentives. Sales tax collected from customers is excluded from net sales. Additional information and disclosures required by this new standard are contained in Note 2,  Revenue.

Effective September 2, 2018, the Company adopted ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. This standard will be applied to appropriate business combinations that occur beginning September 2, 2018.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued its final standard on accounting for leases,  ASU 2016-02, Leases (Topic 842). This standard requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. The new standard is effective for the Company for its fiscal year 2020.  While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a significant increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets.

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning after December 15, 2018. The new standard is effective for the Company for its fiscal year 2021.  The Company is currently evaluating this standard to determine the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment, ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard will require an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

total amount of goodwill allocated to that reporting unit. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company for its fiscal year 2021.  Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of change in each caption of stockholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rules are effective for all filings made on or after November 5, 2018, with the option for the filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company anticipates its first presentation of the expanded disclosure requirements of the changes in stockholders’ equity to be in its Form 10-Q for the second quarter of fiscal year 2019.

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

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were approximately $4,838 and $4,832 as of December 1, 2018 and September 1, 2018, respectively, and are reported as Accrued liabilities in the Consolidated Balance Sheets. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were approximately $15,166 and $14,000 as of December 1, 2018 and September 1, 2018, respectively, and are included in Accrued liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets, and were approximately $2,899 and $2,457 as of December 1, 2018 and September 1, 2018, respectively.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of December 1, 2018 and September 1, 2018.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair, and operations (“MRO”) products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed. The following table presents the Company's percentage of net sales by customer end-market for the thirteen-week period ended December 1, 2018:

Thirteen Weeks Ended
December 1, 2018
Manufacturing Heavy	49%
Manufacturing Light	22%
Government	8%
Retail/Wholesale	5%
Commercial Services	4%
Other (1)	12%
Total net sales	100%

__________________________

(1)	The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen-week period ended December 1, 2018:

	Thirteen Weeks Ended
	December 1, 2018
United States	$806,075	97%
UK	15,205	2%
Canada	10,317	1%
Total net sales	$831,597	100%

Note 3. Net Income per Share

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen weeks ended December 1, 2018 and December 2, 2017, respectively:

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Net income as reported	$74,232	$59,585
Less: Distributed net income available to participating securities	(20)	(34)
Less: Undistributed net income available to participating securities	(33)	(69)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$74,179	$59,482
Add: Undistributed net income allocated to participating securities	33	69
Less: Undistributed net income reallocated to participating securities	(33)	(69)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$74,179	$59,482
Denominator:
Weighted average shares outstanding for basic net income per share	55,502	56,287
Effect of dilutive securities	329	217
Weighted average shares outstanding for diluted net income per share	55,831	56,504
Net income per share two-class method:
Basic	$1.34	$1.06
Diluted	$1.33	$1.05

Potentially dilutive securities	408	957

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Stock‑based compensation expense included in operating expenses for the thirteen-week periods ended December 1, 2018 and December 2, 2017 was as follows:

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Stock options	$1,205	$1,194
Restricted share awards	532	902
Restricted stock units	2,365	1,754
Associate Stock Purchase Plan	72	44
Total	4,174	3,894
Deferred income tax benefit	(1,048)	(1,480)
Stock-based compensation expense, net	$3,126	$2,414

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.98%	1.87%
Expected volatility	23.13%	22.13%
Expected dividend yield	2.70%	2.30%
Weighted-average grant-date fair value	$14.05	$12.25

A summary of the Company’s stock option activity for the thirteen-week period ended December 1, 2018 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2018	1,760	$72.96
Granted	398	83.21
Exercised	(118)	79.27
Canceled/Forfeited	(2)	79.35
Outstanding on December 1, 2018	2,038	$74.59	4.8	$28,534
Exercisable on December 1, 2018	973	$72.33	3.7	$15,819

The unrecognized share‑based compensation cost related to stock option expense at December 1, 2018 was $11,887 and will be recognized over a weighted average period of 2.8 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen-week periods ended December 1, 2018 and December 2, 2017 was $618 and $577, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirteen-week period ended December 1, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2018	63	$81.98
Granted	—	—
Vested	(38)	82.44
Canceled/Forfeited	—	—
Non-vested restricted share awards at December 1, 2018	25	$81.27

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at December 1, 2018 was $1,364 and will be recognized over a weighted average period of 1.0 years.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirteen-week period ended December 1, 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 1, 2018	377	$73.18
Granted	151	83.21
Vested	(87)	69.66
Canceled/Forfeited	(5)	76.40
Non-vested restricted stock unit awards at December 1, 2018	436	$77.31

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized share-based compensation cost related to the RSUs at December 1, 2018 was $30,924 and is expected to be recognized over a weighted average period of 3.6 years.

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

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s CFC. The bonds ($27,025 outstanding at both December 1, 2018 and September 1, 2018)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value in Other assets in the Condensed Consolidated Balance Sheet. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirteen-week period ended December 1, 2018. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt as of December 1, 2018 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 1, 2018 and September 1, 2018 due to the short-term maturity of these items.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

During the thirteen weeks ended December 1, 2018 and December 2, 2017, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt and Capital Lease Obligations

Debt at December 1, 2018 and September 1, 2018 consisted of the following:

	December 1,	September 1,
	2018	2018
	(Dollars in thousands)
Revolving Credit Facilities
Committed bank facility	$-	$224,000
Uncommitted bank facilities	210,000	-
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Senior Notes	20,000	20,000
Shelf Facility Agreements:	90,000	90,000
Capital lease and financing obligations	29,122	27,926
Less: unamortized debt issuance costs	(1,487)	(1,593)
Total debt	$522,635	$535,333
Less: short-term debt(1)	(210,979)	(224,097)
Long-term debt	$311,656	$311,236

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Revolving Credit Facilities

In April 2017, the Company entered into a $600,000 committed credit facility (the “Committed Facility”). The Committed Facility, which matures on April 14, 2022, provides for a five-year unsecured revolving loan facility.

The Committed Facility permits up to $50,000 to be used to fund letters of credit.  The Committed Facility also permits the Company to request one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $300,000.  Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing.

The interest rate is based on either LIBOR or a base rate, plus in either case a spread based on our leverage ratio at the end of each fiscal reporting quarter.  Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Committed Facility bear interest based on LIBOR with one-month interest periods.

During the thirteen-week period ended December 1, 2018, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. Borrowings under the Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Uncommitted Facility.  The Uncommitted Facilities contain limited covenants.  An event of default under the Company’s Committed Facility is an event of default under the Uncommitted Facilities. The interest rate on the Uncommitted Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company.  The $210,000 outstanding at the end of our fiscal first quarter of 2019 under the Uncommitted Facilities are classified as short-term in our Condensed Consolidated Balance Sheets.

During the thirteen-week period ended December 1, 2018, the Company borrowed $245,000 and repaid $259,000 under its revolving credit facilities.  As of December 1, 2018 and September 1, 2018, the weighted average interest rates on borrowings under all its revolving credit facilities were 3.16% and 3.20%, respectively.

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

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of December 1, 2018, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of December 1, 2018, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements impose several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt and Shelf Facility Agreements. At December 1, 2018, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s CFC in Columbus, Ohio in fiscal 2013, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At December 1, 2018 and September 1, 2018, the capital lease obligation was approximately $27,025.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirteen-week period ended December 1, 2018, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $1,345.  The gross amount of property and equipment acquired under the capital lease obligation at December 1, 2018 was approximately $442. There is no related accumulated amortization for this capital lease as of December 1, 2018.

Note 7. Shareholders’ Equity

The Company paid cash dividends of $0.63 per common share totaling $34,858 for the thirteen weeks ended December 1, 2018.  For the thirteen weeks ended December 2, 2017, the Company paid cash dividends of $0.48 per common share totaling $27,087. On December 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.63 per share

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

payable on January 22, 2019 to shareholders of record at the close of business on January 8, 2019. The dividend will result in a payout of approximately $34,849, based on the number of shares outstanding at December 18, 2018.

During the thirteen-week period ended December 1, 2018, the Company repurchased 778 shares of its Class A common stock for $63,527, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Of these shares, 40 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.

In July 2018, the Company announced that in connection with its existing share repurchase authorization (the “Repurchase Plan”), the Company had entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. For the thirteen weeks ended December 1, 2018, the Company purchased 238 shares of its Class A common stock from certain of its Class B shareholders at a weighted average purchase price of $82.71 per share. This figure is included in the totals provided in the previous paragraph. All of these shares were immediately retired.

Shares of the Company’s common stock purchased pursuant to the stock purchase agreement, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Repurchase Plan. The total number of shares of Class A common stock authorized for future repurchase was approximately 1,430 shares at December 1, 2018.  The Company reissued 13 shares of treasury stock during the thirteen-week period ended December 1, 2018 to fund the Associate Stock Purchase Plan.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended December 1, 2018 and December 2, 2017 was minimal.

Note 9. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has a fiscal August year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory rate of 25.6% for the fiscal year ending September 1, 2018. The Company’s statutory federal tax rate will be 21.0% for fiscal years 2019 and beyond. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the TCJA and adjust those amounts during a measurement period not to extend beyond one year. The Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system in fiscal 2018. The amounts recorded were provisional and are subject to change due to further interpretations of the TCJA, legislative action to address questions that arise because of the TCJA, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the TCJA.  The Company does not anticipate a significant impact to the provisional amounts recorded.

During the thirteen-week period ended December 1, 2018, there were no material changes in unrecognized tax benefits.

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

Note 11.  Subsequent Event

The Company repurchased approximately 273 shares of its common stock for a total cost of approximately $20,773 during the period December 18, 2018 through January 3, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

We offer approximately 1,666,000 active, saleable stock-keeping units (“SKUs”) through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom (the “U.K.”), and three are in Canada) and 100 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,417 at December 1, 2018, compared to 2,384 at December 2, 2017.  Beginning in our fiscal fourth quarter of 2018, field sales and service personnel includes all customer-facing associates in an external sales or service role. Prior period headcount numbers have been adjusted to reflect this new definition. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play for our customers, to enable our customers to achieve higher levels of growth, profitability, and productivity. As we implemented these changes in fiscal 2018, our growth underperformed due to account transitions, sales associate transitions into new roles, and declining sales headcount as we made the migration.

Recent Developments and Highlights

Highlights during the first fiscal quarter ended December 1, 2018 include the following:

•	We generated $76.9 million of cash from operations.
•	We repurchased 778,000 shares for $63.5 million.
•	We paid out $34.9 million in cash dividends, compared to $27.1 million for the same period in the prior fiscal year.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity.  Approximately 71% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2019. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period was as follows:

Period	MBI
September	57.1
October	57.7
November	54.7

Fiscal 2019 Q1 average	56.5
12-month average	57.9

Although the MBI has trended slightly downward, the November reading of 54.7 represents the 23rd consecutive month of expansion. Details released with the November MBI indicate continued expansion in supplier deliveries, while new orders and production recorded slower growth. The most recent December MBI reading of 53.4 is indicative of continued expansion; however, it continues the downward trend resulting in a 130-basis-point reduction from November. We will continue to monitor economic conditions for their impact on our customers and markets, and continue to assess business risks and opportunities.

Thirteen-Week Period Ended December 1, 2018 Compared to the Thirteen-Week Period Ended December 2, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	December 1, 2018		December 2, 2017		Change

	$	%	$	%	$	%
Net sales	$831,597	100.0%	$768,561	100.0%	$63,036	8.2%
Cost of goods sold	473,612	57.0%	433,492	56.4%	40,120	9.3%
Gross profit	357,985	43.0%	335,069	43.6%	22,916	6.8%
Operating expenses	254,985	30.7%	235,791	30.7%	19,194	8.1%
Income from operations	103,000	12.4%	99,278	12.9%	3,722	3.7%
Total other expense	(3,892)	(0.5)%	(3,482)	(0.5)%	(410)	11.8%
Income before provision for income taxes	99,108	11.9%	95,796	12.5%	3,312	3.5%
Provision for income taxes	24,876	3.0%	36,211	4.7%	(11,335)	(31.3%)
Net income	$74,232	8.9%	$59,585	7.8%	$14,647	24.6%

Net Sales

Net sales increased 8.2% or approximately $63.0 million for the thirteen-week period ended December 1, 2018, as compared to the thirteen-week period ended December 2, 2017.  We estimate that this $63.0 million increase in net sales is comprised of (i) approximately $40.3 million of higher sales volume, excluding AIS operations; (ii) approximately $17.7 million from AIS, which we acquired in April 2018; and (iii) approximately $5.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (iv) approximately $0.8 million from foreign exchange impact. Of the above $63.0 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $15.8 million and sales other than to our Large Account Customers increased by approximately $47.2 million, which includes the $17.7 million of net sales from AIS.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended December 1, 2018 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	% of Total Business

Total Company	8.2%
Manufacturing Customers	8.7%	71%
Non-Manufacturing Customers	6.9%	29%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the thirteen-week period ended December 1, 2018, compared to 59.8% of consolidated net sales for the same period in the prior fiscal year. This increase was primarily associated with the MSC website and vending. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS.

Gross Profit

Gross profit margin was 43.0% for the thirteen-week period ended December 1, 2018 as compared to 43.6% for the same period in the prior fiscal year.  Approximately one-half of the decline came from the AIS business we acquired in the fiscal third quarter of 2018.  The other half of the decline was the result of increased product costs and changes in our customer and product mix.

Operating Expenses

Operating expenses increased 8.1% to $255.0 million for the thirteen-week period ended December 1, 2018, as compared to $235.8 million for the same period in the prior fiscal year. Operating expenses were 30.7% of net sales for both the thirteen-week periods ended December 1, 2018 and December 2, 2017. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes.  Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018.  AIS operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $4.9 million of total operating expenses for the thirteen-week period ended December 1, 2018.

Payroll and payroll-related costs were approximately 56.1% of total operating expenses for the thirteen-week period ended December 1, 2018, as compared to approximately 56.8% for the thirteen-week period ended December 2, 2017.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs increased for the thirteen-week period ended December 1, 2018, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired AIS operations, increased fringe costs associated with higher medical costs, and an increase in incentive compensation.

Freight expense was approximately $34.2 million for the thirteen-week period ended December 1, 2018, as compared to $31.5 million for the same period in the prior fiscal year. The primary driver of this was increased sales.

Income from Operations

Income from operations increased 3.7% to $103.0 million for the thirteen-week period ended December 1, 2018, as compared to $99.3 million for the same period in the prior fiscal year.  This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above.  Income from operations as a percentage of net sales decreased to 12.4% for the thirteen-week period ended December 1, 2018,  from 12.9% for the same period in the prior fiscal year, primarily the result of the decrease in the gross profit margin mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended December 1, 2018 was 25.1% as compared to 37.8% for the same period in the prior fiscal year. The decrease in the effective tax rate is primarily due to the enactment of the TCJA in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Overall, the TCJA resulted in a net tax benefit of $13.0 million for the thirteen weeks ended December 1, 2018. We expect our full-year tax rate for fiscal 2019 to be in the 25.0% to 25.5% range. See Note 9 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirteen-week period ended December 1, 2018, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	December 1,	September 1,
	2018	2018	$ Change
	(Dollars in thousands)
Total debt	$522,635	$535,333	$(12,698)
Less: Cash and cash equivalents	(11,615)	(46,217)	34,602
Net debt	$511,020	$489,116	$21,904
Equity	$1,376,312	$1,387,254	$(10,942)

As of December 1, 2018, we held $11.6 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt,  and Shelf Facilities, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends.  As of December 1, 2018, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt and Shelf Facilities, as well as all capital leases and financing arrangements, were approximately $522.6 million, net of unamortized debt issuance costs of $1.5 million. As of September 1, 2018, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facilities, as well as all capital leases and financing arrangements, were approximately $535.3 million, net of unamortized debt issuance costs of $1.6 million. We believe, based on our current business plan, that our existing cash, funds available under our credit facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	December 1,	December 2,
	2018	2017

	(Dollars in thousands)
Net cash provided by operating activities	$76,866	$81,979
Net cash used in investing activities	(10,053)	(9,766)
Net cash used in financing activities	(101,349)	(68,135)
Effect of foreign exchange rate changes on cash and cash equivalents	(66)	91
Net increase (decrease) in cash and cash equivalents	$(34,602)	$4,169

Operating Activities

Net cash provided by operating activities for the thirteen-week periods ended December 1, 2018 and December 2, 2017 was $76.9 million and $82.0 million, respectively. There are various increases and decreases contributing to this change. A smaller increase in the change in accounts payable and accrued liabilities relating to a lower income tax accrual and a greater increase in the change in inventories, partially offset by the increase in net income, contributed to most of the decrease in net cash provided by operating activities.

	December 1,	September 1,	December 2,
	2018	2018	2017
	(Dollars in thousands)
Working Capital	$654,817	$656,984	$491,393
Current Ratio	2.4	2.3	1.9

Days Sales Outstanding	58.4	55.6	57.3
Inventory Turnover	3.6	3.7	3.6

The increase in working capital and current ratio as of December 1, 2018 compared to December 2, 2017 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales as well as a reduction in our current debt as a larger portion of our debt is at a fixed rate with a longer term.  The working capital and current ratio as of December 1, 2018 is relatively consistent with September 1, 2018.

The increase in days sales outstanding (“DSO”) is primarily due to a receivables portfolio consisting of a greater percentage of Large Account Customer sales, which are typically at longer terms.  Inventory turns, calculated using a thirteen-point average inventory balance, remained consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirteen-week periods ended December 1, 2018 and December 2, 2017 was $10.1 million and $9.8 million, respectively.  The use of cash for both periods primarily consisted of expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirteen-week periods ended December 1, 2018 and December 2, 2017 was $101.3 million and $68.1 million, respectively. The major components contributing to the use of cash for the thirteen-week period ended December 1, 2018 were the repurchase of our common stock of $63.5 million and dividends paid of $34.9 million. In addition, we had net repayments on all the credit facilities of $14.0 million. This was partially offset by proceeds from the exercise of common stock options of $9.3 million. The major components contributing to the use of cash for the thirteen-week period ended December 2, 2017 were net repayments on our credit facilities of $41.0 million, and cash dividends paid of $27.1 million. This was partially offset by proceeds from the exercise of common stock options of $2.4 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended September 1, 2018. As of December 1, 2018, there have been no material changes in our contractual obligations and commitments since September 1, 2018.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600 million committed credit facility (the “Committed Facility”). The Company also has six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440 million of maximum uncommitted availability.  See Note 6 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities.  As of December 1, 2018, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of  approximately $597 million from the committed credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes.  In January 2018, we entered into two Note Purchase and Private Shelf Agreements.  In June 2018, we entered into an additional note purchase agreement. See Note 6 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements. See Note 6 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of December 1, 2018, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2022.

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

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 1, 2018.

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our September 1, 2018 fiscal year end.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended December 1, 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/2/18 - 10/1/18	122,246	$84.35	7,283	1,923,002
10/2/18 - 11/1/18	654,820	81.23	492,717	1,430,285
11/2/18 - 12/1/18	1,001	87.13	—	1,430,285
Total	778,067	$81.72	500,000

__________________________

(1)

During the thirteen weeks ended December 1, 2018,  40,142 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)

In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. During the thirteen weeks ended December 1, 2018, the Company purchased 237,925 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $82.71 per share. The figures for total shares purchased include shares purchased under the stock purchase agreement.

(3)	Activity is reported on a trade date basis.
(4)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. On January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of December 1, 2018, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,430,285 shares.  There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Termination Agreement, dated as of October 29, 2018, by and among MSC Industrial Direct Co., Inc. and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2018).

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 9, 2019	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 9, 2019	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)