Form 10-Q
period 2019-03-02
MSC INDUSTRIAL DIRECT CO INC
filed 2019-04-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2019
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

As of March 18, 2019, 44,976,592 shares of Class A common stock and 10,193,348 shares of Class B common stock of the registrant were outstanding.

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

•	retention of key personnel;
•	retention of qualified sales and customer service personnel and metalworking specialists;
•	risk of loss of key suppliers, key brands or supply chain disruptions;
•	changes to trade policies, including the impact from significant restrictions or tariffs;
•	risks related to opening or expanding our customer fulfillment centers;
•	litigation risk due to nature of our business;
•	risks associated with the integration of acquired businesses or other strategic transactions;
•	financial restrictions on outstanding borrowings;
•	failure to comply with applicable environmental, health and safety laws and regulations;
•	goodwill and intangible assets recorded resulting from our acquisitions could be impaired;
•	our common stock price may be volatile; and
•	our principal shareholders exercise significant control over us.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 2,	September 1,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,167	$46,217
Accounts receivable, net of allowance for doubtful accounts of $16,828 and $12,992, respectively	540,756	523,892
Inventories	572,593	518,496
Prepaid expenses and other current assets	99,387	58,902
Total current assets	1,243,903	1,147,507
Property, plant and equipment, net	307,310	311,685
Goodwill	677,501	674,998
Identifiable intangibles, net	123,062	122,724
Other assets	6,340	31,813
Total assets	$2,358,116	$2,288,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$308,562	$224,097
Accounts payable	162,673	145,133
Accrued liabilities	96,656	121,293
Total current liabilities	567,891	490,523
Long-term debt	284,666	311,236
Deferred income taxes and tax uncertainties	99,714	99,714
Total liabilities	952,271	901,473
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,466,295 and 54,649,158 shares issued, respectively	54	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,193,348 and 10,454,765 shares issued and outstanding, respectively	10	10
Additional paid-in capital	670,047	657,749
Retained earnings	1,349,972	1,325,822
Accumulated other comprehensive loss	(20,237)	(19,634)
Class A treasury stock, at cost, 9,489,885 and 9,207,635 shares, respectively	(599,603)	(576,748)
Total MSC Industrial shareholders’ equity	1,400,243	1,387,254
Noncontrolling interest	5,602	—
Total Shareholders’ Equity	1,405,845	1,387,254
Total liabilities and shareholders’ equity	$2,358,116	$2,288,727

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2,	March 3,	March 2,	March 3,
	2019	2018	2019	2018
Net sales	$823,004	$768,987	$1,654,601	$1,537,548
Cost of goods sold	471,190	431,764	944,802	865,256
Gross profit	351,814	337,223	709,799	672,292
Operating expenses	255,833	239,120	510,818	474,911
Income from operations	95,981	98,103	198,981	197,381
Other (expense) income:
Interest expense	(4,539)	(3,550)	(8,595)	(6,787)
Interest income	164	213	326	376
Other (expense) income, net	(237)	77	(235)	(331)
Total other expense	(4,612)	(3,260)	(8,504)	(6,742)
Income before provision for income taxes	91,369	94,843	190,477	190,639
Provision (Benefit) for income taxes	22,939	(22,709)	47,815	13,502
Net income	68,430	117,552	142,662	177,137
Less: Net income attributable to noncontrolling interest	6	—	6	—
Net income attributable to MSC Industrial	$68,424	$117,552	$142,656	$177,137
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.24	$2.08	$2.58	$3.14
Diluted	$1.24	$2.06	$2.56	$3.12
Weighted average shares used in computing net income per common share:
Basic	55,139	56,439	55,320	56,363
Diluted	55,362	56,892	55,619	56,698

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2,	March 3,	March 2,	March 3,
	2019	2018	2019	2018
Net income, as reported	$68,430	$117,552	$142,662	$177,137
Other comprehensive income, net of tax:
Foreign currency translation adjustments	675	27	(666)	(816)
Comprehensive income	69,105	117,579	141,996	176,321
Comprehensive loss attributable to noncontrolling interest	57	—	57	—
Comprehensive income attributable to MSC Industrial (1)	$69,162	$117,579	$142,053	$176,321

(1) There were no material taxes associated with other comprehensive income during the thirteen and twenty-six-week periods ending March 2, 2019 and March 3, 2018, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2,	March 3,	March 2,	March 3,
	2019	2018	2019	2018
Class A Common Stock
Beginning Balance	$54	$54	$55	$54
Repurchase and retirement of Class A common stock	—	—	(1)	—
Exchange of Class B common stock for Class A common stock	—	1	—	1
Ending Balance	54	55	54	55
Class B Common Stock
Beginning Balance	10	11	10	12
Exchange of Class B common stock for Class A common stock	—	—	—	(1)
Ending Balance	10	11	10	11
Additional Paid-in-Capital
Beginning Balance	660,185	633,944	657,749	626,995
Associate Incentive Plans	9,862	18,496	24,185	25,445
Repurchase and retirement of Class A common stock	—	—	(11,887)	—
Ending Balance	670,047	652,440	670,047	652,440
Retained Earnings
Beginning Balance	1,316,489	1,201,128	1,325,822	1,168,812
Net Income	68,424	117,552	142,656	177,137
Repurchase and retirement of Class A common stock	—	—	(48,439)	—
Cash dividends declared on Class A common stock	(28,271)	(26,228)	(56,707)	(47,687)
Cash dividends declared on Class B common stock	(6,422)	(6,558)	(12,844)	(12,186)
Dividend equivalents declared, net of cancellations	(248)	(213)	(516)	(395)
Ending Balance	1,349,972	1,285,681	1,349,972	1,285,681
Accumulated Other Comprehensive Loss
Beginning Balance	(20,975)	(18,106)	(19,634)	(17,263)
Foreign Currency Translation Adjustment	738	27	(603)	(816)
Ending Balance	(20,237)	(18,079)	(20,237)	(18,079)
Treasury Stock
Beginning Balance	(579,451)	(557,000)	(576,748)	(553,470)
Associate Incentive Plans	746	637	1,243	1,125
Repurchases of Class A common stock	(20,898)	(17,710)	(24,098)	(21,728)
Ending Balance	(599,603)	(574,073)	(599,603)	(574,073)
Total Shareholders' Equity Attributable to MSC Industrial	1,400,243	1,346,035	1,400,243	1,346,035
Noncontrolling Interest
Beginning Balance	—	—	—	—
Issuance of Noncontrolling Interest in MSC Mexico	4,637	—	4,637	—
Capital Contributions	1,022	—	1,022	—
Foreign Currency Translation Adjustment	(63)	—	(63)	—
Net Income	6	—	6	—
Ending Balance	5,602	—	5,602	—
Total Shareholders' Equity	$1,405,845	$1,346,035	$1,405,845	$1,346,035
Dividends declared per Class A Common share	$0.63	$0.58	$1.26	$1.06
Dividends declared per Class B Common share	$0.63	$0.58	$1.26	$1.06

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	March 2,	March 3,
	2019	2018
Cash Flows from Operating Activities:
Net income	$142,662	$177,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,076	31,307
Stock-based compensation	8,078	7,589
Loss on disposal of property, plant, and equipment	343	178
Provision for doubtful accounts	6,050	3,407
Deferred income taxes and tax uncertainties	—	(41,199)
Changes in operating assets and liabilities:
Accounts receivable	(20,510)	(32,461)
Inventories	(44,642)	(33,648)
Prepaid expenses and other current assets	(13,359)	(3,457)
Other assets	(1,545)	2,330
Accounts payable and accrued liabilities	(10,575)	7,004
Total adjustments	(44,084)	(58,950)
Net cash provided by operating activities	98,578	118,187
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(23,156)	(17,261)
Cash used in business acquisitions, net of cash received	(11,625)	(738)
Net cash used in investing activities	(34,781)	(17,999)
Cash Flows from Financing Activities:
Repurchases of common stock	(84,425)	(21,728)
Payments of cash dividends	(69,551)	(59,873)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,429	2,376
Proceeds from exercise of Class A common stock options	14,518	16,393
Borrowings under the revolving credit facilities	326,000	124,000
Contributions from noncontrolling interest	918	—
Payments under the revolving credit facilities	(269,000)	(146,000)
Other, net	241	71
Net cash used in financing activities	(78,870)	(84,761)
Effect of foreign exchange rate changes on cash and cash equivalents	23	98
Net increase (decrease) in cash and cash equivalents	(15,050)	15,525
Cash and cash equivalents—beginning of period	46,217	16,083
Cash and cash equivalents—end of period	$31,167	$31,608
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$47,834	$50,279
Cash paid for interest	$8,316	$6,553

See accompanying notes to condensed consolidated financial statements.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 2, 2019 and March 3, 2018, the results of operations for the thirteen and twenty-six weeks ended March 2, 2019 and March 3, 2018, and cash flows for the twenty-six weeks ended March 2, 2019 and March 3, 2018. The September 1, 2018 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 1, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 1, 2018.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2019 fiscal year will be a 52-week accounting period that will end on August 31, 2019 and its 2018 fiscal year was a 52-week accounting period that ended on September 1, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Effective September 2, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05. These ASUs outline a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. Revenue continues to be recognized when products are shipped to the customer and the customer obtains control of the products, and the adoption of these ASUs, using the modified retrospective approach, had no impact on the Company’s opening retained earnings. The Company reports its sales net of estimated sales returns and sales incentives. Sales tax collected from customers is excluded from net sales. Additional information and disclosures required by this new standard are contained in Note 2,  Revenue.

Effective September 2, 2018, the Company adopted ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. This standard will be applied to appropriate business combinations that occur beginning September 2, 2018.

In August 2018, the SEC amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded in SEC Release No. 33-10532, Disclosure Update and Simplification. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of change in each caption of shareholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rules are effective for all filings made on or after November 5, 2018, with the option for the filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company has included  this new presentation of interim changes in shareholders' equity.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued its final standard on accounting for leases, ASU 2016-02, Leases (Topic 842). This standard requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. The new standard is effective for the Company for its fiscal year 2020. While the Company is still in the process of evaluating the effect of adoption on its consolidated financial statements and is currently assessing its leases, the Company expects the adoption will result in a significant increase in the assets and liabilities recorded on its Condensed Consolidated Balance Sheets.

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

Reclassification

Certain of the prior period line items contained in the Condensed Consolidated Statement of Shareholders’ Equity were condensed to conform to our current period presentation. The Company combined the “Exercise of common stock options”, the “Common stock issued under associate stock purchase plan”, the “Shares issued upon vesting of restricted stock units, including dividend equivalent units”, the “Stock-based compensation”, and the “Issuance of restricted common stock, net of cancellations” line items into a single line titled “Associate Incentive Plans”. These reclassifications did not affect the total amount of Shareholders’ Equity.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were approximately $4,822 and $4,832 as of March 2, 2019 and September 1, 2018, respectively, and are reported as Accrued liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were approximately $13,556 and $14,000 as of March 2, 2019 and September 1, 2018, respectively, and are included in Accrued liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets, and were approximately $3,017 and $2,457 as of March 2, 2019 and September 1, 2018, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of March 2, 2019 and September 1, 2018.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair, and operations (“MRO”) products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed. The following table presents the Company's percentage of net sales by customer end-market for the thirteen and twenty-six-week periods ended March 2, 2019:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	March 2, 2019	March 2, 2019
Manufacturing Heavy	49%	49%
Manufacturing Light	22%	22%
Government	7%	8%
Retail/Wholesale	6%	5%
Commercial Services	5%	4%
Other (1)	11%	12%
Total net sales	100%	100%

__________________________

(1)	The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen and twenty-six-week periods ended March 2, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2019		March 2, 2019
United States	$796,995	97%	$1,603,070	97%
UK	13,769	2%	28,974	2%
Canada	9,299	1%	19,616	1%
Mexico	2,941	< 1%	2,941	< 1%
Total net sales	$823,004	100%	$1,654,601	100%

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Net Income per Share

The Company’s non-vested restricted share awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and twenty-six weeks ended March 2, 2019 and March 3, 2018, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2,	March 3,	March 2,	March 3,
	2019	2018	2019	2018
Net income attributable to MSC Industrial as reported	$68,424	$117,552	$142,656	$177,137
Less: Distributed net income available to participating securities	(5)	(22)	(24)	(59)
Less: Undistributed net income available to participating securities	(15)	(105)	(46)	(197)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$68,404	$117,425	$142,586	$176,881
Add: Undistributed net income allocated to participating securities	15	105	46	197
Less: Undistributed net income reallocated to participating securities	(15)	(104)	(46)	(196)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$68,404	$117,426	$142,586	$176,882
Denominator:
Weighted average shares outstanding for basic net income per share	55,139	56,439	55,320	56,363
Effect of dilutive securities	223	453	299	335
Weighted average shares outstanding for diluted net income per share	55,362	56,892	55,619	56,698
Net income per share two-class method:
Basic	$1.24	$2.08	$2.58	$3.14
Diluted	$1.24	$2.06	$2.56	$3.12

Potentially dilutive securities	1,123	-	718	-

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Stock‑based compensation expense included in operating expenses for the thirteen and twenty-six-week periods ended March 2, 2019 and March 3, 2018 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2,	March 3,	March 2,	March 3,
	2019	2018	2019	2018
Stock options	$1,121	$1,128	$2,326	$2,322
Restricted share awards	338	670	870	1,572
Restricted stock units	2,364	1,821	4,729	3,575
Associate Stock Purchase Plan	81	76	153	120
Total	3,904	3,695	8,078	7,589
Deferred income tax benefit	(980)	(1,083)	(2,028)	(2,224)
Stock-based compensation expense, net	$2,924	$2,612	$6,050	$5,365

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	March 2,	March 3,
	2019	2018
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.98%	1.87%
Expected volatility	23.13%	22.13%
Expected dividend yield	2.70%	2.30%
Weighted-average grant-date fair value	$14.05	$12.25

A summary of the Company’s stock option activity for the twenty-six-week period ended March 2, 2019 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2018	1,760	$72.96
Granted	398	83.21
Exercised	(191)	75.85
Canceled/Forfeited	(32)	77.66
Outstanding on March 2, 2019	1,935	$74.71	4.6	$17,655
Exercisable on March 2, 2019	899	$72.49	3.5	$10,197

The unrecognized share‑based compensation cost related to stock option expense at March 2, 2019 was $10,405 and will be recognized over a weighted average period of 2.5 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six-week periods ended March 2, 2019 and March 3, 2018 was $1,617 and $5,283, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six-week period ended March 2, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2018	63	$81.98
Granted	—	—
Vested	(39)	82.38
Canceled/Forfeited	(1)	82.47
Non-vested restricted share awards at March 2, 2019	23	$81.30

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at March 2, 2019 was $978 and will be recognized over a weighted average period of 0.7 years.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the twenty-six-week period ended March 2, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 1, 2018	377	$73.18
Granted	171	83.01
Vested	(98)	72.54
Canceled/Forfeited	(17)	77.08
Non-vested restricted stock unit awards at March 2, 2019	433	$77.05

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized share-based compensation cost related to the RSUs at March 2, 2019 was $29,243 and is expected to be recognized over a weighted average period of 3.4 years.

Note 5. Business Combination

On February 1, 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”) completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”).  The Company holds a 75% interest in each of the MSC Mexico entities. The acquisition provides the Company with the opportunity to further expand its business throughout North America. The portion of the consideration attributable to the Company is $13,911, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $2,286 that is payable to TAC in December 2019 and is subject to finalization. Total cash consideration funded by the Company came from available cash resources and borrowings under its revolving credit facilities (see Note 8 “Debt and Capital Lease Obligations”). The Company also loaned the noncontrolling interest owner $2,850 to fund a portion of its initial capital contributions to MSC Mexico.

The acquisition was accounted for as a business acquisition pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). As required by ASC 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s acquisition accounting as of March 2, 2019 is preliminary primarily due to the pending final valuation and any additional working capital adjustments to the purchase price. The following table summarizes the amounts of identified assets acquired based on the estimated fair value at the acquisition date:

Inventories	$9,476
Identifiable intangibles	6,200
Goodwill	2,872
Total Assets Acquired	$18,548
Less: Fair Value of Noncontrolling Interest	(4,637)
Total MSC Industrial Purchase Price Consideration	$13,911

Acquired intangible assets with a fair value of $6,200 consisted of customer relationships with a useful life of 9 years. The goodwill amount of $2,872 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and noncontrolling interest. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the acquisition of certain assets and benefit from adding a platform to expand the Company’s footprint in Mexico. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. Goodwill is deductible for tax purposes. The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value. The amount of revenue and income before provision for income taxes from MSC Mexico included in the condensed consolidated statements of income was $2,941 and $31, respectively, for both the thirteen and twenty-six-week periods ended March 2, 2019. In

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

addition, the Company incurred non-recurring transaction and integration costs relating to MSC Mexico totaling $158, which are included in the Company’s condensed consolidated statement of income as operating expenses for the thirteen and twenty-six-week periods ended March 2, 2019.

Note 6. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

Balance as of September 1, 2018	$674,998
TAC acquisition	2,872
Foreign currency translation adjustment	(369)
Balance as of March 2, 2019	$677,501

The components of the Company’s other intangible assets as of March 2, 2019 and September 1, 2018 are as follows:

				March 2, 2019		September 1, 2018
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$214,460	$(107,423)	$208,260	$(101,916)
Trademarks	1	-	5	6,516	(4,690)	6,630	(4,384)
Trademarks	Indefinite			14,199	—	14,134	—
Total				$235,175	$(112,113)	$229,024	$(106,300)

For the twenty-six-week period ended March 2, 2019, the Company recorded approximately $6,200 of intangible assets, primarily consisting of the acquired customer relationships from the TAC acquisition. See Note 5 “Business Combination.”  During the twenty-six-week period ended March 2, 2019, approximately $49 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s intangible assets are amortized on a straight-line basis, including customer relationships, as it approximates customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $5,664 and $4,904 for the twenty-six-week periods ended March 2, 2019 and March 3, 2018, respectively. The Company expects amortization expense to be approximately $5,720 for the remainder of fiscal 2019 and for each of the five succeeding fiscal years as follows:

Fiscal Year
2020	$10,485
2021	9,807
2022	9,793
2023	9,793
2024	9,770

Note 7. Fair Value

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

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds to finance the structure and site improvements of the Company’s CFC. The bonds ($27,025 outstanding at both March 2, 2019 and September 1, 2018)  are classified as available for sale securities in accordance with ASC Topic 320. The securities are recorded at fair value and classified in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet at March 2, 2019 and in Other assets at September 1, 2018. The fair values of these securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the twenty-six-week period ended March 2, 2019. The outstanding principal amount of each bond bears interest at the rate of 2.4% per year. Interest is payable on a semiannual basis in arrears on each interest payment date.

In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s short-term and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company’s debt as of March 2, 2019 approximates its fair value.

The Company’s financial instruments, other than those presented in the disclosure above, include cash, receivables, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of March 2, 2019 and September 1, 2018 due to the short-term maturity of these items.

During the twenty-six weeks ended March 2, 2019 and March 3, 2018, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 8. Debt and Capital Lease Obligations

Debt at March 2, 2019 and September 1, 2018 consisted of the following:

	March 2,	September 1,
	2019	2018
	(Dollars in thousands)
Revolving Credit Facilities
Committed bank facility	$-	$224,000
Uncommitted bank facilities	281,000	-
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Senior Notes	20,000	20,000
Shelf Facility Agreements:	90,000	90,000
Capital lease and financing obligations	28,609	27,926
Less: unamortized debt issuance costs	(1,381)	(1,593)
Total debt	$593,228	$535,333
Less: short-term debt(1)	(308,562)	(224,097)
Long-term debt	$284,666	$311,236

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

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

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. Borrowings under the Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Uncommitted Facility. The Uncommitted Facilities contain limited covenants. An event of default under the Company’s Committed Facility is an event of default under the Uncommitted Facilities. The interest rate on the Uncommitted Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $281,000 outstanding at the end of the fiscal second quarter of 2019 under the Uncommitted Facilities is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the twenty-six-week period ended March 2, 2019, the Company borrowed $326,000 and repaid $269,000 under its revolving credit facilities.  As of March 2, 2019 and September 1, 2018, the weighted average interest rates on borrowings under all its revolving credit facilities were 3.33% and 3.20%, respectively.

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

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of March 2, 2019, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of March 2, 2019, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements imposes several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At March 2, 2019, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s CFC in Columbus, Ohio in fiscal 2013, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease has a 20-year term with a prepayment option without penalty between 7 and 20 years. At the end of the lease term, the building’s title is transferred to the Company for a nominal amount when the principal of and interest on the bonds have been fully paid. The lease has been classified as a capital lease in accordance with ASC Topic 840. At March 2, 2019, the capital lease obligation was approximately $27,025 and classified as short-term debt. At September 1, 2018, the capital lease obligation was approximately $27,025 and classified as long-term debt.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the twenty-six-week period ended March 2, 2019, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $1,345.  The gross amount of property and equipment acquired under the capital lease obligation and its accumulated amortization at March 2, 2019 was approximately $442 and $18, respectively.

Note 9. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen and twenty-six-week periods ended March 2, 2019, the Company repurchased 275 and 1,053 shares of its Class A common stock for $20,898 and $84,425, respectively. From these totals, 275 and 315 shares have not been retired and the amounts of $20,898 and $24,098 are reflected at cost as treasury stock in the accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended March 2, 2019, respectively.

During the thirteen and twenty-six-week periods ended March 3, 2018, the Company repurchased 198 and 249 shares of its Class A common stock for $17,710 and $21,728, respectively. These shares were not retired and the values are reflected at cost as treasury stock in the accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended March 3, 2018.

The total number of shares of Class A common stock authorized for future repurchase was approximately 1,157 shares at March 2, 2019.

The Company reissued 20 and 33 shares of treasury stock during the thirteen and twenty-six-week periods ended March 2, 2019, respectively, and reissued 17 and 30 shares of treasury stock during the thirteen and twenty-six-week periods ended March 3, 2018, respectively, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

On March 26, 2019, the Board of Directors declared a quarterly cash dividend of $0.63 per share payable on April 23, 2019 to shareholders of record at the close of business on April 9, 2019. The dividend will result in a payout of approximately $34,757, based on the number of shares outstanding at March 18, 2019.

Note 10. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be

 MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six-week periods ended March 2, 2019 and March 3, 2018 was minimal.

Note 11. Income Taxes

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the TCJA and adjust those amounts during a measurement period not to extend beyond one year. The Company recorded a net tax benefit of $40,464 on a provisional basis in fiscal 2018 from the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system. The measurement period ended during our fiscal quarter ended March 2, 2019, and no adjustments were recorded during this period. As a result, we consider our accounting for the tax effects of the TCJA to be complete based on our interpretation of the law and subsequently issued guidance. However, the U.S. Treasury may continue to issue regulations and other guidance on the application of certain provisions of the TCJA that may impact our interpretation of the rules and our calculation of the tax impact of the provisions of the TCJA.

During the twenty-six-week period ended March 2, 2019, there were no material changes in unrecognized tax benefits.

Note 12. Legal Proceedings

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

We offer approximately 1,669,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 100 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-saving solutions to our customers through technology such as our Customer Managed Inventory (“CMI”), Vendor Managed Inventory (“VMI”), and vending programs.

Our field sales and service associate headcount was 2,433 at March 2, 2019, compared to 2,331 at March 3, 2018.  Beginning in our fiscal fourth quarter of 2018, field sales and service personnel includes all customer-facing associates in an external sales or service role. Prior period headcount numbers have been adjusted to reflect this new definition. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play for our customers, to enable our customers to achieve higher levels of growth, profitability, and productivity.

Recent Developments and Highlights

Highlights during the two fiscal quarters ended March 2, 2019 include the following:

•	We generated $98.6 million of cash from operations.
•	We repurchased 1.1 million shares for $84.4 million.
•	We paid out $69.6 million in cash dividends, compared to $59.9 million for the same periods in the prior fiscal year.
•

On February 1, 2019, we completed the acquisition of certain assets of TAC for aggregate consideration of approximately $18.5 million (subject to finalizing the post-closing working capital adjustment), of which our 75% portion of the aggregate consideration is approximately $13.9 million.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 71% of our revenues came from sales in the manufacturing sector during the second quarter of our fiscal year 2019. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. We have experienced the highest correlation between our sales trends and the MBI by using the rolling 12-month MBI average on a four-month lag. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period were as follows:

Period	MBI
December	53.4
January	54.9
February	53.6

Fiscal 2019 Q2 average	54.0
12-month average	56.7

Although the February 2019 MBI moved slightly downward from the previous month, the February reading of 53.6 represents the 25th  consecutive month of expansion in the manufacturing industry. Details released with the February MBI indicate continued expansion in supplier deliveries, new orders, production, and employment while backlog recorded slower growth and exports recorded contraction. The most recent March MBI reading of 53.6 is indicative of continued expansion, albeit at a rate consistent with February. We will continue to monitor economic conditions for their impact on our customers and markets, and continue to assess business risks and opportunities.

Thirteen-Week Period Ended March 2, 2019 Compared to the Thirteen-Week Period Ended March 3, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 2, 2019		March 3, 2018		Change

	$	%	$	%	$	%
Net sales	$823,004	100.0%	$768,987	100.0%	$54,017	7.0%
Cost of goods sold	471,190	57.3%	431,764	56.1%	39,426	9.1%
Gross profit	351,814	42.7%	337,223	43.9%	14,591	4.3%
Operating expenses	255,833	31.1%	239,120	31.1%	16,713	7.0%
Income from operations	95,981	11.7%	98,103	12.8%	(2,122)	(2.2)%
Total other expense	(4,612)	(0.6)%	(3,260)	(0.4)%	(1,352)	41.5%
Income before provision for income taxes	91,369	11.1%	94,843	12.3%	(3,474)	(3.7)%
Provision (benefit) for income taxes	22,939	2.8%	(22,709)	(3.0)%	45,648	201.0%
Net income	68,430	8.3%	117,552	15.3%	(49,122)	(41.8)%
Less: Net income attributable to noncontrolling interest	6	0.0%	-	0.0%	6	0.0%
Net income attributable to MSC Industrial	$68,424	8.3%	$117,552	15.3%	$(49,128)	(41.8)%

Net Sales

Net sales increased 7.0% or approximately $54.0 million for the thirteen-week period ended March 2, 2019, as compared to the thirteen-week period ended March 3, 2018. We estimate that this $54.0 million increase in net sales is comprised of (i) approximately $29.5 million of higher sales volume, excluding AIS and MSC Mexico operations; (ii) approximately $17.0 million from AIS, which we acquired in April 2018; (iii) approximately $2.9 million from MSC Mexico, which was formed in February 2019; and (iv) approximately $6.0 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) approximately $1.4 million from foreign exchange impact. Of the above $54.0 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by approximately $18.0 million and sales other than to our Large Account Customers increased by approximately $36.0 million, which includes $17.0 million and $2.9 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended March 2, 2019 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirteen Week Period Ended Fiscal Q2	% of Total Business

Total Company	8.8%
Manufacturing Customers	8.6%	71%
Non-Manufacturing Customers	9.5%	29%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.0% of consolidated net sales for the thirteen-week period ended March 2, 2019, compared to 60.3% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.7% for the thirteen-week period ended March 2, 2019 as compared to 43.9% for the same period in the prior fiscal year.  The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, approximately 30 basis points of the decline resulted from the AIS business we acquired in the fiscal third quarter of 2018 and 10 basis points of the decline is from MSC Mexico operations.

Operating Expenses

Operating expenses increased 7.0% to $255.8 million for the thirteen-week period ended March 2, 2019, as compared to $239.1 million for the same period in the prior fiscal year. Operating expenses were 31.1% of net sales for both the thirteen-week periods ended March 2, 2019 and March 3, 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018 and from the operations of MSC Mexico which was formed in our second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $4.9 million and $0.7 million, respectively, of total operating expenses for the thirteen-week period ended March 2, 2019.

Payroll and payroll-related costs were approximately 56.4% of total operating expenses for the thirteen-week period ended March 2, 2019, as compared to approximately 57.4% for the thirteen-week period ended March 3, 2018.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, increased for the thirteen-week period ended March 2, 2019, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired AIS operations and increased fringe costs associated with higher medical costs.  The incentive compensation accrual decreased as the fiscal 2019 bonus payout is currently expected to be made at lower levels than fiscal 2018.

Freight expense was approximately $34.2 million for the thirteen-week period ended March 2, 2019, as compared to $31.9 million for the same period in the prior fiscal year. The primary driver of this was increased sales.

Income from Operations

Income from operations decreased 2.2% to $96.0 million for the thirteen-week period ended March 2, 2019, as compared to $98.1 million for the same period in the prior fiscal year. This was primarily attributable to the increases in operating expenses as described above, partially offset by the increase in net sales and gross profit. Income from operations as a percentage of net sales decreased to 11.7% for the thirteen-week period ended March 2, 2019,  from 12.8% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin mentioned above.

Provision (Benefit) for Income Taxes

The effective tax rate for the thirteen-week period ended March 2, 2019 was 25.1% as compared to (23.9)% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to the prior year period adjustment resulting from the revaluation of net deferred tax liabilities as of the enactment date of the TCJA. We expect our full-year tax rate for fiscal 2019 to be in the 25.0% to 25.5% range. See Note 11 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirteen-week period ended March 2, 2019, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 2, 2019 Compared to the Twenty-Six-Week Period Ended March 3, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 2, 2019		March 3, 2018		Change

	$	%	$	%	$	%
Net sales	$1,654,601	100.0%	$1,537,548	100.0%	$117,053	7.6%
Cost of goods sold	944,802	57.1%	865,256	56.3%	79,546	9.2%
Gross profit	709,799	42.9%	672,292	43.7%	37,507	5.6%
Operating expenses	510,818	30.9%	474,911	30.9%	35,907	7.6%
Income from operations	198,981	12.0%	197,381	12.8%	1,600	0.8%
Total other expense	(8,504)	(0.5)%	(6,742)	(0.4)%	(1,762)	26.1%
Income before provision for income taxes	190,477	11.5%	190,639	12.4%	(162)	(0.1)%
Provision for income taxes	47,815	2.9%	13,502	0.9%	34,313	254.1%
Net income	142,662	8.6%	177,137	11.5%	(34,475)	(19.5)%
Less: Net income attributable to noncontrolling interest	6	0.0%	-	0.0%	6	0.0%
Net income attributable to MSC Industrial	$142,656	8.6%	$177,137	11.5%	$(34,481)	(19.5)%

Net Sales

Net sales increased 7.6% or approximately $117.1 million for the twenty-six-week period ended March 2, 2019, as compared to the twenty-six-week period ended March 3, 2018. We estimate that this $117.1 million increase in net sales is comprised of (i) approximately $69.8 million of higher sales volume, excluding AIS and MSC Mexico operations; (ii) approximately $34.7 million from AIS, which we acquired in April 2018; (iii) approximately $2.9 million from MSC Mexico, which was formed in February 2019; and (iv) approximately $11.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) approximately $2.1 million from foreign exchange impact. Of the above $117.1 million increase in net sales, sales to our Large Account Customers increased by approximately $33.8 million and sales other than to our Large Account Customers increased by approximately $83.3 million, which includes $34.7 million and $2.9 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the twenty-six-week period ended March 2, 2019 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Twenty-Six-Week Period Ended Fiscal Q2	% of Total Business

Total Company	8.5%
Manufacturing Customers	8.7%	71%
Non-Manufacturing Customers	8.2%	29%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the twenty-six-week period ended March 2, 2019, compared to 60.0% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.9% for the twenty-six-week period ended March 2, 2019 as compared to 43.7% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, approximately 30 basis points of the decline resulted from the AIS business we acquired in the fiscal third quarter of 2018.

Operating Expenses

Operating expenses increased 7.6% to $510.8 million for the twenty-six-week period ended March 2, 2019, as compared to $474.9 million for the same period in the prior fiscal year. Operating expenses were 30.9% of net sales for both the twenty-six-week periods ended March 2, 2019 and March 3, 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018 and from the operations of MSC Mexico which was formed in the second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for approximately $9.8 million and $0.7 million, respectively, of total operating expenses for the twenty-six-week period ended March 2, 2019.

Payroll and payroll-related costs were approximately 56.2% of total operating expenses for the twenty-six-week period ended March 2, 2019, as compared to approximately 57.1% for the twenty-six-week period ended March 3, 2018.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, increased for the twenty-six-week period ended March 2, 2019, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased costs associated with the acquired AIS operations and increased fringe costs associated with higher medical costs.  The incentive compensation accrual decreased as the fiscal 2019 bonus payout is currently expected to be made at lower levels than fiscal 2018.

Freight expense was approximately $68.4 million for the twenty-six-week period ended March 2, 2019, as compared to $63.4 million for the same period in the prior fiscal year. The primary driver of this was increased sales.

Income from Operations

Income from operations increased 0.8% to $199.0 million for the twenty-six-week period ended March 2, 2019, as compared to $197.4 million for the same period in the prior fiscal year. This was primarily attributable to the increase in net sales and gross profit, offset in part by the increases in operating expenses as described above. Income from operations as a percentage of net sales decreased to 12.0% for the twenty-six-week period ended March 2, 2019,  from 12.8% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin mentioned above.

Provision for Income Taxes

The effective tax rate for the twenty-six-week period ended March 2, 2019 was 25.1% as compared to 7.1% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to the prior year period adjustment resulting from the revaluation of net deferred tax liabilities as of the enactment date of the TCJA. We expect our full-year tax rate for fiscal 2019 to be in the 25.0% to 25.5% range. See Note 11 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the twenty-six-week period ended March 2, 2019, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	March 2,	September 1,
	2019	2018	$ Change
	(Dollars in thousands)
Total debt	$593,228	$535,333	$57,895
Less: Cash and cash equivalents	(31,167)	(46,217)	15,050
Net debt	$562,061	$489,116	$72,945
Equity	$1,405,845	$1,387,254	$18,591

As of March 2, 2019, we held $31.2 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt,  and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends.  As of March 2, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were approximately $593.2 million, net of unamortized debt issuance costs of $1.4 million. As of September 1, 2018, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were approximately $535.3 million, net of unamortized debt issuance costs of $1.6 million. We believe, based on our current business plan, that our existing cash, funds available under our credit facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	March 2,	March 3,
	2019	2018

	(Dollars in thousands)
Net cash provided by operating activities	$98,578	$118,187
Net cash used in investing activities	(34,781)	(17,999)
Net cash used in financing activities	(78,870)	(84,761)
Effect of foreign exchange rate changes on cash and cash equivalents	23	98
Net increase (decrease) in cash and cash equivalents	$(15,050)	$15,525

Operating Activities

Net cash provided by operating activities for the twenty-six-week periods ended March 2, 2019 and March 3, 2018 was $98.6 million and $118.2 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in accounts payable and accrued liabilities relating to a greater decrease in the change in the payroll accrual based on the payroll periods, a greater increase in the change in inventories, and a greater increase in the change in prepaid expenses and other assets relating to a smaller decrease in the change in prepaid taxes, partially offset by the increase in net income, after offsetting the income tax benefit recognized from the revaluation of the net deferred tax liabilities as of the enactment date of the TCJA, contributed to most of the decrease in net cash provided by operating activities.

	March 2,	September 1,	March 3,
	2019	2018	2018
	(Dollars in thousands)
Working Capital	$676,012	$656,984	$593,480
Current Ratio	2.2	2.3	2.2

Days Sales Outstanding	54.5	55.6	54.3
Inventory Turnover	3.6	3.7	3.6

The increase in working capital as of March 2, 2019 compared to September 1, 2018 and March 3, 2018 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales, an increase in prepaid and other current assets, partially offset by the increase in our current debt outstanding. The current ratio remained consistent with the prior year periods displayed.

Day sales outstanding and inventory turns (calculated using a thirteen-point average inventory balance) remained consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended March 2, 2019 and March 3, 2018 was $34.8 million and $18.0 million, respectively. The use of cash for the twenty-six-week period ended March 2, 2019 consisted of expenditures for property, plant, and equipment and the acquisition of certain assets of TAC. The use of cash for the twenty-six-week period ended March 3, 2018 consisted of expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the twenty-six-week periods ended March 2, 2019 and March 3, 2018 was $78.9 million and $84.8 million, respectively. The major components contributing to the use of cash for the twenty-six-week period ended March 2, 2019 were the repurchase of our common stock of $84.4 million and dividends paid of $69.6 million. This was partially offset by net borrowings on all the credit facilities of $57.0 million and proceeds from the exercise of common stock options of $14.5 million. The major components contributing to the use of cash for the twenty-six-week period ended March 3, 2018 were repayments on our interest-bearing debt of $22.0 million, net of borrowings, cash dividends paid of $59.9 million, and the repurchase of our common stock of $21.7 million. This was partially offset by proceeds from the exercise of common stock options of $16.4 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended September 1, 2018. As of March 2, 2019, there have been no material changes in our contractual obligations and commitments since September 1, 2018.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600 million committed credit facility (the “Committed Facility”). The Company also has six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440 million of maximum uncommitted availability.  See Note 8 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities. As of March 2, 2019, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of  approximately $597 million from the Committed  Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018, we entered into an additional note purchase agreement. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements. See Note 8 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of March 2, 2019, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2023.

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

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our September 1, 2018 fiscal year-end.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended March 2, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/2/18 - 1/1/19	266,885	$76.04	265,710	1,164,575
1/2/19 - 2/1/19	7,609	74.96	7,537	1,157,038
2/2/19 - 3/2/19	321	84.44	—	1,157,038
Total	274,815	$76.02	273,247

__________________________

(1)

During the thirteen weeks ended March 2, 2019,  1,568 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of March 2, 2019, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares.  There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 10, 2019	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 10, 2019	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)