Form 10-Q
period 2019-06-01
MSC INDUSTRIAL DIRECT CO INC
filed 2019-07-10
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2019
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

(516) 812-2000

(Registrant’s telephone number, including area code)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.001	MSM	The New York Stock Exchange

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

As of June 19, 2019, 45,008,191 shares of Class A common stock and 10,193,348 shares of Class B common stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 1,	September 1,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,771	$46,217
Accounts receivable, net of allowance for doubtful accounts of $17,945 and $12,992, respectively	546,486	523,892
Inventories	560,800	518,496
Prepaid expenses and other current assets	69,715	58,902
Total current assets	1,215,772	1,147,507
Property, plant and equipment, net	306,564	311,685
Goodwill	676,845	674,998
Identifiable intangibles, net	119,778	122,724
Other assets	5,389	31,813
Total assets	$2,324,348	$2,288,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$246,298	$224,097
Accounts payable	146,815	145,133
Accrued liabilities	92,955	121,293
Total current liabilities	486,068	490,523
Long-term debt	284,691	311,236
Deferred income taxes and tax uncertainties	99,714	99,714
Total liabilities	870,473	901,473
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 54,484,700 and 54,649,158 shares issued, respectively	54	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,193,348 and 10,454,765 shares issued and outstanding, respectively	10	10
Additional paid-in capital	675,674	657,749
Retained earnings	1,394,551	1,325,822
Accumulated other comprehensive loss	(22,730)	(19,634)
Class A treasury stock, at cost, 9,476,509 and 9,207,635 shares, respectively	(599,116)	(576,748)
Total MSC Industrial shareholders’ equity	1,448,443	1,387,254
Noncontrolling interest	5,432	—
Total Equity	1,453,875	1,387,254
Total liabilities and shareholders’ equity	$2,324,348	$2,288,727

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Net sales	$866,546	$828,345	$2,521,147	$2,365,893
Cost of goods sold	497,891	467,344	1,442,693	1,332,600
Gross profit	368,655	361,001	1,078,454	1,033,293
Operating expenses	258,154	245,619	768,972	720,530
Income from operations	110,501	115,382	309,482	312,763
Other (expense) income:
Interest expense	(4,565)	(3,532)	(13,160)	(10,319)
Interest income	178	108	504	484
Other (expense) income, net	(95)	(141)	(330)	(472)
Total other expense	(4,482)	(3,565)	(12,986)	(10,307)
Income before provision for income taxes	106,019	111,817	296,496	302,456
Provision for income taxes	26,505	32,748	74,320	46,250
Net income	79,514	79,069	222,176	256,206
Less: Net income (loss) attributable to noncontrolling interest	(87)	—	(81)	—
Net income attributable to MSC Industrial	$79,601	$79,069	$222,257	$256,206
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.44	$1.40	$4.02	$4.54
Diluted	$1.44	$1.39	$4.00	$4.51
Weighted average shares used in computing net income per common share:
Basic	55,158	56,420	55,266	56,382
Diluted	55,387	56,804	55,556	56,733

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Net income, as reported	$79,514	$79,069	$222,176	$256,206
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,576)	(889)	(3,242)	(1,705)
Comprehensive income	76,938	78,180	218,934	254,501
Comprehensive loss attributable to noncontrolling interest	170	—	227	—
Comprehensive income attributable to MSC Industrial (1)	$77,108	$78,180	$219,161	$254,501

(1) There were no material taxes associated with other comprehensive income during the thirteen and thirty-nine-week periods ending June 1, 2019 and June 2, 2018, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Class A Common Stock
Beginning Balance	$54	$55	$55	$54
Repurchase and retirement of Class A common stock	—	—	(1)	—
Exchange of Class B common stock for Class A common stock	—	—	—	1
Ending Balance	54	55	54	55
Class B Common Stock
Beginning Balance	10	11	10	12
Exchange of Class B common stock for Class A common stock	—	(1)	—	(2)
Ending Balance	10	10	10	10
Additional Paid-in-Capital
Beginning Balance	670,047	652,440	657,749	626,995
Associate Incentive Plans	5,627	10,959	29,812	36,404
Repurchase and retirement of Class A common stock	—	—	(11,887)	—
Ending Balance	675,674	663,399	675,674	663,399
Retained Earnings
Beginning Balance	1,349,972	1,285,681	1,325,822	1,168,812
Net Income	79,601	79,069	222,257	256,206
Repurchase and retirement of Class A common stock	—	—	(48,439)	—
Cash dividends declared on Class A common stock	(28,335)	(26,598)	(85,042)	(74,285)
Cash dividends declared on Class B common stock	(6,422)	(6,162)	(19,266)	(18,348)
Dividend equivalents declared, net of cancellations	(265)	(202)	(781)	(597)
Ending Balance	1,394,551	1,331,788	1,394,551	1,331,788
Accumulated Other Comprehensive Loss
Beginning Balance	(20,237)	(18,079)	(19,634)	(17,263)
Foreign Currency Translation Adjustment	(2,493)	(889)	(3,096)	(1,705)
Ending Balance	(22,730)	(18,968)	(22,730)	(18,968)
Treasury Stock
Beginning Balance	(599,603)	(574,073)	(576,748)	(553,470)
Associate Incentive Plans	526	499	1,769	1,624
Repurchases of Class A common stock	(39)	(3,656)	(24,137)	(25,384)
Ending Balance	(599,116)	(577,230)	(599,116)	(577,230)
Total Shareholders’ Equity Attributable to MSC Industrial	1,448,443	1,399,054	1,448,443	1,399,054
Noncontrolling Interest
Beginning Balance	5,602	—	—	—
Issuance of Noncontrolling Interest in MSC Mexico	—	—	4,637	—
Capital Contributions	—	—	1,022	—
Foreign Currency Translation Adjustment	(83)	—	(146)	—
Net Income (loss)	(87)	—	(81)	—
Ending Balance	5,432	—	5,432	—
Total Shareholders’ Equity	$1,453,875	$1,399,054	$1,453,875	$1,399,054
Dividends declared per Class A Common share	$0.63	$0.58	$1.89	$1.64
Dividends declared per Class B Common share	$0.63	$0.58	$1.89	$1.64

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	June 1,	June 2,
	2019	2018
Cash Flows from Operating Activities:
Net income	$222,176	$256,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,539	47,133
Stock-based compensation	12,167	11,275
Loss on disposal of property, plant, and equipment	325	280
Provision for doubtful accounts	9,013	4,956
Deferred income taxes and tax uncertainties	—	(41,199)
Changes in operating assets and liabilities:
Accounts receivable	(30,180)	(34,434)
Inventories	(33,672)	(26,740)
Prepaid expenses and other current assets	(10,841)	1,005
Other assets	(609)	3,191
Accounts payable and accrued liabilities	(29,718)	8,564
Total adjustments	(34,976)	(25,969)
Net cash provided by operating activities	187,200	230,237
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(35,956)	(30,794)
Proceeds from sale of available for sale securities	27,025	—
Cash used in business acquisitions, net of cash received	(11,625)	(85,845)
Net cash used in investing activities	(20,556)	(116,639)
Cash Flows from Financing Activities:
Repurchases of common stock	(84,464)	(25,384)
Payments of cash dividends	(104,308)	(92,633)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,472	3,398
Proceeds from exercise of Class A common stock options	15,527	23,135
Borrowings under Shelf Facility Agreement	—	50,000
Borrowings under the revolving credit facilities	358,000	172,000
Payments under the revolving credit facilities	(336,000)	(220,000)
Contributions from noncontrolling interest	918	—
Payments on capital lease and financing obligations	(28,007)	(829)
Other, net	903	604
Net cash used in financing activities	(173,959)	(89,709)
Effect of foreign exchange rate changes on cash and cash equivalents	(131)	21
Net increase (decrease) in cash and cash equivalents	(7,446)	23,910
Cash and cash equivalents—beginning of period	46,217	16,083
Cash and cash equivalents—end of period	$38,771	$39,993
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$69,413	$76,753
Cash paid for interest	$10,791	$8,231

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 1, 2019 and June 2, 2018, the results of operations for the thirteen and thirty-nine weeks ended June 1, 2019 and June 2, 2018, and cash flows for the thirty-nine weeks ended June 1, 2019 and June 2, 2018. The September 1, 2018 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 1, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 1, 2018.

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

Recently Adopted Accounting Pronouncements

Effective September 2, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05. These ASUs outline a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersede prior revenue recognition guidance, including industry-specific guidance. Revenue continues to be recognized when products are shipped to the customer and the customer obtains control of the products, and the adoption of these ASUs, using the modified retrospective approach, had no impact on the Company’s opening retained earnings. The Company reports its sales net of estimated sales returns and sales incentives. Sales tax collected from customers is excluded from net sales. Additional information and disclosures required by this new standard are contained in Note 2,  “Revenue”.

Effective September 2, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. During 2018, the FASB issued additional ASUs that address implementation issues and correct or improve certain aspects of the new accounting guidance for leases, including ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. These ASUs do not change the core principles in the lease accounting standard outlined above. The amendments in ASU 2018-11 provide an optional transition method that allows entities to

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods will continue to be in accordance with current lease accounting guidance. Management established a cross-functional team to evaluate and implement the new standard. The team selected a third-party software solution to facilitate the accounting and financial reporting requirements of the new lease accounting standard. Lease data elements have been gathered and are currently being migrated to the software solution. The new standard will be adopted in the first quarter of fiscal 2020 and the Company expects to use the optional transition method. While the Company has not yet completed its evaluation of the effects of adopting this ASU, right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets as of the effective date and thereafter.

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning after December 15, 2019. The new standard is effective for the Company for its fiscal year 2021.  The Company is currently evaluating the standard and does not expect a significant impact to its consolidated financial statements.

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment, ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company for its fiscal year 2021. Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Reclassification

Certain of the prior period line items contained in the Condensed Consolidated Statements of Shareholders’ Equity were condensed to conform to our current period presentation. The Company combined the “Exercise of common stock options”, the “Common stock issued under associate stock purchase plan”, the “Shares issued upon vesting of restricted stock units, including dividend equivalent units”, the “Stock-based compensation”, and the “Issuance of restricted common stock, net of cancellations” line items into a single line titled “Associate Incentive Plans”. These reclassifications did not affect the total amount of Shareholders’ Equity.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $4,897 and $4,832 as of June 1, 2019 and September 1, 2018, respectively, and are reported as Accrued liabilities in the Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $13,840 and $14,000 as of June 1, 2019 and September 1, 2018, respectively, and are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were $2,698 and $2,457 as of June 1, 2019 and September 1, 2018, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of June 1, 2019 and September 1, 2018.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair, and operations (“MRO”) products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed. The following table presents the Company's percentage of net sales by customer end-market for the thirteen and thirty-nine-week periods ended June 1, 2019:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	June 1, 2019	June 1, 2019
Manufacturing Heavy	47%	48%
Manufacturing Light	22%	22%
Government	7%	8%
Retail/Wholesale	6%	6%
Commercial Services	4%	4%
Other (1)	14%	12%
Total net sales	100%	100%

__________________________

(1)	The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen and thirty-nine-week periods ended June 1, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2019		June 1, 2019
United States	$831,533	96%	$2,434,603	97%
UK	14,399	2%	43,373	2%
Canada	10,747	1%	30,363	1%
Mexico	9,867	1%	12,808	< 1%
Total net sales	$866,546	100%	$2,521,147	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Net Income per Share

The Company’s non-vested restricted share awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and thirty-nine weeks ended June 1, 2019 and June 2, 2018, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Net income attributable to MSC Industrial as reported	$79,601	$79,069	$222,257	$256,206
Less: Distributed net income available to participating securities	(10)	(14)	(34)	(73)
Less: Undistributed net income available to participating securities	(19)	(56)	(66)	(248)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$79,572	$78,999	$222,157	$255,885
Add: Undistributed net income allocated to participating securities	19	56	66	248
Less: Undistributed net income reallocated to participating securities	(19)	(55)	(66)	(247)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$79,572	$79,000	$222,157	$255,886
Denominator:
Weighted average shares outstanding for basic net income per share	55,158	56,420	55,266	56,382
Effect of dilutive securities	229	384	290	351
Weighted average shares outstanding for diluted net income per share	55,387	56,804	55,556	56,733
Net income per share two-class method:
Basic	$1.44	$1.40	$4.02	$4.54
Diluted	$1.44	$1.39	$4.00	$4.51

Potentially dilutive securities	1,093	-	939	-

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Stock‑based compensation expense included in operating expenses for the thirteen and thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1,	June 2,	June 1,	June 2,
	2019	2018	2019	2018
Stock options	$1,215	$1,132	$3,541	$3,455
Restricted share awards	346	658	1,216	2,230
Restricted stock units	2,452	1,827	7,181	5,401
Associate Stock Purchase Plan	76	68	229	189
Total	4,089	3,685	12,167	11,275
Deferred income tax benefit	(1,026)	(1,080)	(3,054)	(3,304)
Stock-based compensation expense, net	$3,063	$2,605	$9,113	$7,971

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock options

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	June 1,	June 2,
	2019	2018
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.98%	1.87%
Expected volatility	23.13%	22.13%
Expected dividend yield	2.70%	2.30%
Weighted-average grant-date fair value	$14.05	$12.25

A summary of the Company’s stock option activity for the thirty-nine-week period ended June 1, 2019 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 1, 2018	1,760	$72.96
Granted	398	83.21
Exercised	(207)	75.07
Canceled/Forfeited	(32)	77.66
Outstanding on June 1, 2019	1,919	$74.78	4.4	$4,510
Exercisable on June 1, 2019	892	$72.64	3.3	$3,086

The unrecognized share‑based compensation cost related to stock option expense at June 1, 2019 was $9,190 and will be recognized over a weighted average period of 2.3 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was $1,882 and $7,234, respectively.

Restricted share awards

A summary of the non‑vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine-week period ended June 1, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at September 1, 2018	63	$81.98
Granted	—	—
Vested	(39)	82.36
Canceled/Forfeited	(1)	82.55
Non-vested restricted share awards at June 1, 2019	23	$81.30

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at June 1, 2019 was $620 and will be recognized over a weighted average period of 0.5 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity for the thirty-nine-week period ended June 1, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at September 1, 2018	377	$73.18
Granted	173	82.99
Vested	(101)	72.69
Canceled/Forfeited	(21)	77.27
Non-vested restricted stock unit awards at June 1, 2019	428	$77.06

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents convert to unrestricted common stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized share-based compensation cost related to the RSUs at June 1, 2019 was $26,641 and is expected to be recognized over a weighted average period of 3.2 years.

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

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provides savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds in the amount of $27,025 to finance the structure and site improvements of the Company’s CFC. The Company purchased these bonds at issuance. The bonds were redeemed on May 29, 2019 and all funds have been settled as of June 1, 2019. The bonds had an outstanding balance of $27,025 at September 1, 2018 and were classified as available for sale securities in accordance with ASC Topic 320. The fair values of these securities were based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the thirty-nine-week period ended June 1, 2019.

The Company’s financial instruments, other than those presented in the disclosure above, include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of June 1, 2019 and September 1, 2018.

During the thirty-nine weeks ended June 1, 2019 and June 2, 2018, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 6. Debt and Capital Lease Obligations

Debt at June 1, 2019 and September 1, 2018 consisted of the following:

	June 1,	September 1,
	2019	2018
	(Dollars in thousands)
Revolving Credit Facilities
Committed bank facility	$-	$224,000
Uncommitted bank facilities	246,000	-
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Senior Notes	20,000	20,000
Shelf Facility Agreements:	90,000	90,000
Capital lease and financing obligations	1,264	27,926
Less: unamortized debt issuance costs	(1,275)	(1,593)
Total debt	$530,989	$535,333
Less: short-term debt(1)	(246,298)	(224,097)
Long-term debt	$284,691	$311,236

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

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

The interest rate is based on either LIBOR or a base rate, plus in either case a spread based on the Company’s leverage ratio at the end of each fiscal reporting quarter. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Committed Facility bear interest based on LIBOR with one-month interest periods.

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. Borrowings under the Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Uncommitted Facility. The Uncommitted Facilities contain limited covenants. An event of default under the Company’s Committed Facility is an event of default under the Uncommitted Facilities. The interest rate on the Uncommitted Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $246,000 outstanding at the end of the fiscal third quarter of 2019 under the Uncommitted Facilities is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the thirty-nine-week period ended June 1, 2019, the Company borrowed $358,000 and repaid $336,000 under its revolving credit facilities.  As of June 1, 2019 and September 1, 2018, the weighted average interest rates on borrowings under all its revolving credit facilities were 3.26% and 3.20%, respectively.

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

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of June 1, 2019, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of June 1, 2019, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements imposes several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At June 1, 2019, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Capital Lease and Financing Obligations

In connection with the construction of the Company’s CFC in Columbus, Ohio in fiscal 2013, the Finance Authority holds the title to the building and entered into a long-term lease with the Company. The lease was classified as a capital lease in accordance with ASC Topic 840 and was terminated and paid in full on May 29, 2019.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirty-nine-week period ended June 1, 2019, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $1,345.  The gross amount of property and equipment acquired under the capital lease obligation and its accumulated amortization at June 1, 2019 was $442 and $46, respectively.

Note 7. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen and thirty-nine-week periods ended June 1, 2019, the Company repurchased 0.5 and 1,054 shares of its Class A common stock for $39 and $84,464, respectively. From these totals, 0.5 and 316 shares have not been retired and the amounts of $39 and $24,137 are reflected at cost as treasury stock in the accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended June 1, 2019, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

During the thirteen and thirty-nine-week periods ended June 2, 2018, the Company repurchased 42 and 291 shares of its Class A common stock for $3,656 and $25,384, respectively. These shares were not retired, and the values are reflected at cost as treasury stock in the accompanying condensed consolidated financial statements  for the thirteen and thirty-nine weeks ended June 2, 2018, respectively.  The total number of shares of Class A common stock authorized for future repurchase was 1,157 shares at June 1, 2019.

The Company reissued 14 and 47 shares of treasury stock during the thirteen and thirty-nine-week periods ended June 1, 2019 and reissued 13 and 43 shares of treasury stock during the thirteen and thirty-nine-week periods ended June 2, 2018, respectively, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

On July 9, 2019, the Board of Directors declared a quarterly cash dividend of $0.75 per share payable on August 6, 2019 to shareholders of record at the close of business on July 23, 2019. The dividend will result in a payout of $41,401, based on the number of shares outstanding at June 19, 2019.

Note 8. Product Warranties

The Company generally offers a maximum one-year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was minimal.

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

During the thirty-nine-week period ended June 1, 2019, there were no material changes in unrecognized tax benefits.

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

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of MRO products and services. We help our customers drive greater productivity, profitability and growth with more than 1.7 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 1,712,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 99 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure and continue to provide additional procurement cost-saving solutions to our customers through technology such as our Customer Managed Inventory, Vendor Managed Inventory (“VMI”), and vending programs.

Our field sales and service associate headcount was 2,411 at June 1, 2019, compared to 2,348 at June 2, 2018.  Beginning in our fiscal fourth quarter of 2018, field sales and service personnel includes all customer-facing associates in an external sales or service role. Prior period headcount numbers have been adjusted to reflect this new definition. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play for our customers, to enable our customers to achieve higher levels of growth, profitability, and productivity.

Recent Developments and Highlights

Highlights during the three fiscal quarters ended June 1, 2019 include the following:

•	We generated $187.2 million of cash from operations.
•	We repurchased 1.1 million shares for $84.5 million.
•	We paid out $104.3 million in cash dividends, compared to $92.6 million for the same periods in the prior fiscal year.
•

On February 1, 2019, we completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”) for aggregate consideration of $18.5 million (subject to finalizing the post-closing working capital adjustment), of which our 75% portion of the aggregate consideration was $13.9 million.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 69% of our revenues came from sales in the manufacturing sector during the third quarter of our fiscal year 2019. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period ending May 2019  were as follows:

Period	MBI
March	53.6
April	53.6
May	51.6

Fiscal 2019 Q3 average	52.9
12-month average	55.1

The May 2019 MBI reading of 51.6 continued its trend of expansion in the manufacturing industry, but at its slowest level of expansion since 2017.  Details released with the May MBI indicate continued expansion in supplier deliveries, new orders, production, and employment while backlogs and exports lowered the index. The most recent June MBI reading of 51.8 is indicative of continued expansion, albeit at a rate consistent with May. We will continue to monitor economic conditions for their impact on our customers and markets and continue to assess business risks and opportunities.

Thirteen-Week Period Ended June 1, 2019 Compared to the Thirteen-Week Period Ended June 2, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	June 1, 2019		June 2, 2018		Change

	$	%	$	%	$	%
Net sales	$866,546	100.0%	$828,345	100.0%	$38,201	4.6%
Cost of goods sold	497,891	57.5%	467,344	56.4%	30,547	6.5%
Gross profit	368,655	42.5%	361,001	43.6%	7,654	2.1%
Operating expenses	258,154	29.8%	245,619	29.7%	12,535	5.1%
Income from operations	110,501	12.8%	115,382	13.9%	(4,881)	(4.2)%
Total other expense	(4,482)	(0.5)%	(3,565)	(0.4)%	(917)	25.7%
Income before provision for income taxes	106,019	12.2%	111,817	13.5%	(5,798)	(5.2)%
Provision for income taxes	26,505	3.1%	32,748	(4.0)%	(6,243)	(19.1)%
Net income	79,514	9.2%	79,069	9.5%	445	0.6%
Less: Net income (loss) attributable to noncontrolling interest	(87)	0.0%	-	0.0%	(87)	0.0%
Net income attributable to MSC Industrial	$79,601	9.2%	$79,069	9.5%	$532	0.7%

Net Sales

Net sales increased 4.6% or $38.2 million for the thirteen-week period ended June 1, 2019, as compared to the thirteen-week period ended June 2, 2018. We estimate that this $38.2 million increase in net sales is comprised of (i) $13.3 million of higher sales volume, excluding our All Integrated Solutions (“AIS”) subsidiary and MSC Mexico operations; (ii) $11.6 million from AIS, which we acquired in April 2018; (iii) $9.9 million from MSC Mexico, which commenced operations in February 2019; and (iv) $4.9 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) $1.5 million from foreign exchange impact. Of the above $38.2 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by $3.2 million and sales other than to our Large Account Customers increased by $35.0 million, which includes $11.6 million and $9.9 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended June 1, 2019 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirteen Week Period Ended Fiscal Q3	% of Total Business

Total Company	4.6%
Manufacturing Customers	5.1%	69%
Non-Manufacturing Customers	3.4%	31%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the thirteen-week period ended June 1, 2019, compared to 60.6% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO Tool Supply Company and AIS, and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.5% for the thirteen-week period ended June 1, 2019 as compared to 43.6% for the same period in the prior fiscal year.  The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 30 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019 and another 10 basis points of the decline came from the AIS business we acquired in the fiscal third quarter of 2018.

Operating Expenses

Operating expenses increased 5.1% to $258.2 million for the thirteen-week period ended June 1, 2019, as compared to $245.6 million for the same period in the prior fiscal year. Operating expenses were 29.8% of net sales for the thirteen-week period ended June 1, 2019, as compared to 29.7% for the thirteen-week period ended June 2, 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018 and from the operations of MSC Mexico which commenced in our second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for $5.1 million and $1.9 million, respectively, of total operating expenses for the thirteen-week period ended June 1, 2019 and AIS accounted for $2.4 million of total operating expenses for the thirteen-week period ended June 2, 2018.

Payroll and payroll-related costs were 56.3% of total operating expenses for the thirteen-week period ended June 1, 2019, as compared to 56.6% for the thirteen-week period ended June 2, 2018.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, increased for the thirteen-week period ended June 1, 2019, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased sales commissions due to higher sales volume and increased fringe costs associated with higher medical costs.  The incentive compensation accrual decreased as the fiscal 2019 bonus payout is currently expected to be made at lower levels than fiscal 2018.

Freight expense was $35.1 million for the thirteen-week period ended June 1, 2019, as compared to $33.4 million for the same period in the prior fiscal year. The primary driver of this increase was increased sales.

Income from Operations

Income from operations decreased 4.2% to $110.5 million for the thirteen-week period ended June 1, 2019, as compared to $115.4 million for the same period in the prior fiscal year. This was primarily attributable to the increase in operating expenses as described above, partially offset by the increase in net sales and gross profit. Income from operations as a percentage of net sales decreased to 12.8% for the thirteen-week period ended June 1, 2019,  from 13.9% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended June 1, 2019 was 25.0% as compared to 29.3% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the reduction in the corporate tax rate to 21% resulting from the TCJA.  During fiscal 2018, the reduction in the corporate tax rate was pro-rated due to the effective date of the change. See Note 9 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirteen-week period ended June 1, 2019, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended June 1, 2019 Compared to the Thirty-Nine-Week Period Ended June 2, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	June 1, 2019		June 2, 2018		Change

	$	%	$	%	$	%
Net sales	$2,521,147	100.0%	$2,365,893	100.0%	$155,254	6.6%
Cost of goods sold	1,442,693	57.2%	1,332,600	56.3%	110,093	8.3%
Gross profit	1,078,454	42.8%	1,033,293	43.7%	45,161	4.4%
Operating expenses	768,972	30.5%	720,530	30.5%	48,442	6.7%
Income from operations	309,482	12.3%	312,763	13.2%	(3,281)	(1.0)%
Total other expense	(12,986)	(0.5)%	(10,307)	(0.4)%	(2,679)	26.0%
Income before provision for income taxes	296,496	11.8%	302,456	12.8%	(5,960)	(2.0)%
Provision for income taxes	74,320	2.9%	46,250	2.0%	28,070	60.7%
Net income	222,176	8.8%	256,206	10.8%	(34,030)	(13.3)%
Less: Net income (loss) attributable to noncontrolling interest	(81)	0.0%	-	0.0%	(81)	0.0%
Net income attributable to MSC Industrial	$222,257	8.8%	$256,206	10.8%	$(33,949)	(13.3)%

Net Sales

Net sales increased 6.6% or $155.3 million for the thirty-nine-week period ended June 1, 2019, as compared to the thirty-nine-week period ended June 2, 2018. We estimate that this $155.3 million increase in net sales is comprised of (i) $83.1 million of higher sales volume, excluding AIS and MSC Mexico operations; (ii) $46.3 million from AIS, which we acquired in April 2018; (iii) $12.8 million from MSC Mexico, which commenced operations in February 2019; and (iv) $16.7 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) $3.6 million from foreign exchange impact. Of the above $155.3 million increase in net sales, sales to our Large Account Customers increased by $37.0 million and sales other than to our Large Account Customers increased by $118.3 million, which includes $46.3 million and $12.8 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our average daily sales by total company and by customer type for the thirty-nine-week period ended June 1, 2019 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirty-Nine-Week Period Ended Fiscal Q3	% of Total Business

Total Company	7.1%
Manufacturing Customers	7.4%	70%
Non-Manufacturing Customers	6.3%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the thirty-nine-week period ended June 1, 2019, compared to 60.2% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO and AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.8% for the thirty-nine-week period ended June 1, 2019 as compared to 43.7% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 10 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019 and another 20 basis points of the decline came from the AIS business we acquired in the fiscal third quarter of 2018.

Operating Expenses

Operating expenses increased 6.7% to $769.0 million for the thirty-nine-week period ended June 1, 2019, as compared to $720.5 million for the same period in the prior fiscal year. Operating expenses were 30.5% of net sales for both the thirty-nine-week periods ended June 1, 2019 and June 2, 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. Operating expenses also increased due to the acquisition of AIS in our third quarter of the prior fiscal year and from the operations of MSC Mexico which commenced in the second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for $14.8 million and $2.7 million, respectively, of total operating expenses for the thirty-nine-week period ended June 1, 2019 and AIS accounted for $2.4 million of total operating expenses for the thirty-nine-week period ended June 2, 2018.

Payroll and payroll-related costs were 56.2% of total operating expenses for the thirty-nine-week period ended June 1, 2019, as compared to 56.9% for the thirty-nine-week period ended June 2, 2018.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, increased for the thirty-nine-week period ended June 1, 2019, as compared to the same period in the prior fiscal year, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased sales commissions due to higher sales volume and increased fringe costs associated with higher medical costs.  The incentive compensation accrual decreased as the fiscal 2019 bonus payout is currently expected to be made at lower levels than fiscal 2018.

Freight expense was $103.5 million for the thirty-nine-week period ended June 1, 2019, as compared to $96.7 million for the same period in the prior fiscal year. The primary driver of this increase was increased sales.

Income from Operations

Income from operations decreased 1.0% to $309.5 million for the thirty-nine-week period ended June 1, 2019, as compared to $312.8 million for the same period in the prior fiscal year. This was primarily attributable to the increase in operating expenses as described above. Income from operations as a percentage of net sales decreased to 12.3% for the thirty-nine-week period ended June 1, 2019,  from 13.2% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin mentioned above.

Provision for Income Taxes

The effective tax rate for the thirty-nine-week period ended June 1, 2019 was 25.1% as compared to 15.3% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to the prior year period adjustment resulting from the revaluation of net deferred tax liabilities as of the enactment date of the TCJA. See Note 9 “Income Taxes” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for the thirty-nine-week period ended June 1, 2019, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	June 1,	September 1,
	2019	2018	$ Change
	(Dollars in thousands)
Total debt	$530,989	$535,333	$(4,344)
Less: Cash and cash equivalents	(38,771)	(46,217)	7,446
Net debt	$492,218	$489,116	$3,102
Equity	$1,453,875	$1,387,254	$66,621

As of June 1, 2019, we held $38.8 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. As of June 1, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $531.0 million, net of unamortized debt issuance costs of $1.3 million. As of September 1, 2018, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $535.3 million, net of unamortized debt issuance costs of $1.6 million. We believe, based on our current business plan, that our existing cash, funds available under our credit facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	June 1,	June 2,
	2019	2018

	(Dollars in thousands)
Net cash provided by operating activities	$187,200	$230,237
Net cash used in investing activities	(20,556)	(116,639)
Net cash used in financing activities	(173,959)	(89,709)
Effect of foreign exchange rate changes on cash and cash equivalents	(131)	21
Net increase (decrease) in cash and cash equivalents	$(7,446)	$23,910

Operating Activities

Net cash provided by operating activities for the thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was $187.2 million and $230.2 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in accounts payable and accrued liabilities relating to a greater decrease in the change in the payroll accrual based on the payroll periods, an increase in the change in prepaid expenses and other assets primarily relating to a greater increase in the change in vendor rebate receivables, and a greater increase in the change in inventories, partially offset by the increase in net income, after offsetting the income tax benefit recognized from the revaluation of the net deferred tax liabilities as of the enactment date of the TCJA, contributed to most of the decrease in net cash provided by operating activities.

	June 1,	September 1,	June 2,
	2019	2018	2018
	(Dollars in thousands)
Working Capital	$729,704	$656,984	$587,692
Current Ratio	2.5	2.3	2.1

Days Sales Outstanding	59.2	55.6	56.2
Inventory Turnover	3.5	3.7	3.6

The increases in working capital and the current ratio as of June 1, 2019 compared to June 2, 2018 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales, as well as a reduction in our current debt outstanding.

The increase in days sales outstanding is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turns, calculated using a thirteen-point average inventory balance, remained relatively consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was $20.6 million and $116.6 million, respectively. The use of cash for the thirty-nine-week period ended June 1, 2019 consisted of expenditures for property, plant, and equipment and the acquisition of certain assets of TAC. This was offset by the cash received from the sale of the Finance Authority bonds that were redeemed on May 29, 2019.  The use of cash for the thirty-nine-week period ended June 2, 2018 was primarily related to the AIS acquisition with the remainder consisting of expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirty-nine-week periods ended June 1, 2019 and June 2, 2018 was $174.0 million and $89.7 million, respectively. The major components contributing to the use of cash for the thirty-nine-week period ended June 1, 2019 were the repurchase of our common stock of $84.5 million, dividends paid of $104.3 million, and payments on capital lease and financing obligations of $28.0 million primarily related to the lease with the Finance Authority upon the settlement of the bonds. This was partially offset by net borrowings on all the credit facilities of $22.0 million and proceeds from the exercise of common stock options of $15.5 million. The major components contributing to the use of cash for the thirty-nine-week period ended June 2, 2018 were dividends paid of $92.6 million, and the repurchase of our common stock of $25.4 million. This was partially offset by proceeds from the exercise of common stock options of $23.1 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended September 1, 2018. As of June 1, 2019, there have been no material changes in our contractual obligations and commitments since September 1, 2018, with the exception of the $27.0 million payment on the capital lease obligation to the Finance Authority.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600 million Committed Facility. The Company also has six Uncommitted Facilities, totaling $440 million of maximum uncommitted availability.  See Note 6 “Debt and Capital Lease Obligations” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities. As of June 1, 2019, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of $597 million from the Committed  Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

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

Operating Leases

As of June 1, 2019, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2028. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2023.

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

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our September 1, 2018 fiscal year-end.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 1, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 1, 2018, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended June 1, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/3/19-4/2/19	371	$83.32	—	1,157,038
4/3/19-5/2/19	51	82.69	—	1,157,038
5/3/19-6/1/19	49	75.83	—	1,157,038
Total	471	$82.60	—

__________________________

(1)

During the thirteen weeks ended June 1, 2019, 471 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)	Activity is reported on a trade date basis.
(3)

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of June 1, 2019, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares.  There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 10, 2019	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 10, 2019	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)