Form 10-K
period 2019-08-31
MSC INDUSTRIAL DIRECT CO INC
filed 2019-10-24
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of March 2, 2019 was approximately $3,729,824,871. As of October 1, 2019, 45,044,755 shares of Class A common stock and 10,193,348 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2020 annual meeting of shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services.  With a history of driving innovation in industrial product distribution for more than 75 years, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of 6,700 associates keeps our customers’ manufacturing operations up and running and improves their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada, Mexico, and the United Kingdom, from individual machine shops to Fortune 100 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of 12 customer fulfillment centers (eight in the United States, three in Canada and one in the U.K.) and 99 branch offices (98 in the United States and one in the U.K.). Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio in the United States.  In addition, we operate seven smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, England; Edmonton, Canada; Beamsville, Canada; and Moncton, Canada.

We offer approximately 1.7 million active, saleable stock-keeping units (“SKUs”) through our eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; catalogs and brochures; and call-centers and branches.  We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (excluding Class C (“Consumables”) category products).  Our customers can choose among many convenient ways to place orders: mscdirect.com, eProcurement platforms, call-centers or direct communication with our outside sales associates.

We believe that our value-added solutions approach to driving our customers’ success serves to differentiate MSC from traditional transaction-focused distributors. We endeavor to save our customers money when they partner with us for their MRO and metalworking product needs. We focus on building strong partnerships with our customers to help them improve their productivity and growth. We do this in several ways:

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

Same-Day Shipping and Next-Day Delivery.  We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee about 99% of the time. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (excluding

Consumables category products). We know that our customers value this service, and areas accessible by next-day delivery generate significantly greater sales for MSC than areas where next-day delivery is not available.

Superior Customer Service.  Our commitment to customer service starts with our 6,700 associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training to empower our associates to better support our customers. Using our proprietary customer support software, our in-bound sales representatives can: inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross‑check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer: customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

Technical Support. We provide technical support and one-on-one service through our field and customer care center representatives.  We have a dedicated team of more than 100 metalworking specialists who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. These metalworking specialists are customer-facing and work side-by-side with our customers. We utilize our Application Optimization proprietary software to capture the application data and deliver documented cost savings to our customers. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

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

Advanced Technologies and www.mscdirect.com.  The MSC website (www.mscdirect.com)  provides personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing.  Customers increasingly evaluate their total cost of purchasing, using and maintaining industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive services.

Growth Strategy

Our growth strategy includes a number of initiatives to continue to gain market share.  These include the following:

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing.  MSC is a leading distributor of metalworking products in the United States. We have continued to expand our metalworking sales team, increase technical support and enhance supplier relationships. We are continuing to develop high-performance metalworking products marketed under MSC exclusive brands, providing high-value product alternatives for our customers.  Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. They help our customers select the right tool for the job from our deep supplier base and exclusive brands.

Expanding programs for government and national account customers. Although MSC has been providing MRO and metalworking supplies to the commercial sector for more than 75 years, we continue to focus on government customers and have a large, contract business with numerous federal, state, and local education agencies. We have developed customized government and national account programs. We see opportunity for additional growth in this area.

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

Increasing the size and improving the productivity of our direct sales force.  We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. At August 31, 2019, our field sales and service associate headcount was 2,414 and our in-bound sales representative headcount was 953.  We believe that our sales force investment has played a critical role in maintaining our market share.

Increasing sales from existing customers and generating new customers with various value‑added programs.  Our value‑added programs include business needs analysis, inventory management solutions and workflow management tools.  Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies.

Increasing the number of product lines and productive SKUs.  We offer approximately 1.7 million active, saleable SKUs through our catalogs; brochures; eCommerce channels, including our MSC website; our inventory management solutions; and call-centers and branches. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2019, we added approximately 70,000 SKUs, net of SKU removals, to our active, saleable SKU count. We plan to continue adding SKUs in fiscal 2020.

The most recent MSC catalog issued in August 2019 merchandises approximately 500,000 core metalworking and MRO products, which are included in the SKU totals above. Approximately 14% of these SKUs are MSC exclusive brands. We also leverage the depth and breadth of MSC’s product portfolio within our Consumables category sales channel.

Improving our marketing programs.  MSC has built an extensive buyer database, which we harness via both human and artificial intelligence to target our marketing to the best prospects. We supplement the efforts of our sales force through the use of digital marketing and direct mail. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.

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

Improving our excellent customer support service.    MSC consistently receives high customer satisfaction ratings, according to customer surveys. We don’t just strive to meet our customers’ service needs, we work to anticipate them. This focus on our customers’ needs enables us to achieve our goal to stand apart in the market. We use customer comment cards, surveys and other customer outreach tools, using their feedback to drive the next generation of improvements to the customer experience.

Selectively pursuing strategic acquisitions.  MSC is a leader in the highly fragmented industrial distribution market with significant opportunities for organic and acquisitive growth. We actively pursue strategic acquisitions that deepen our metalworking expertise, extend our capabilities into strategic adjacencies, and expand our markets in North America. On February 1, 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”).  The Company holds a 75% interest in each of the MSC Mexico entities. The acquisition provides the Company with the opportunity to further expand its business throughout North America. In April 2018, MSC completed the acquisition of All Integrated Solutions, Inc. (“AIS”). AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools based in Franksville, Wisconsin. AIS delivers production fasteners and custom tool and fastener solutions for use in the assembly of manufactured commercial and consumer products. AIS provides a solid growth platform for expansion in the production fasteners market, complementing our robust Consumables fastener and VMI solutions.

Intellectual Property

We conduct business under various trademarks and service marks. We protect these trademarks by maintaining registrations in the U.S., Canada, and elsewhere. We also file for and obtain patents and use confidentiality and other agreements with customers, associates, consultants and others in order to protect our proprietary information. Although we do not believe our operations are substantially dependent upon any of our intellectual property, we consider our intellectual property to be valuable to our business.

Products

Our broad range of MRO products includes cutting tools, measuring instruments, tooling components, metalworking products, fasteners, flat stock, raw materials, abrasives, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components, and electrical supplies. Our large and growing number of SKUs makes us an increasingly valuable partner to our customers as they look to trim their supplier base. Our assortment from multiple product suppliers and MSC exclusive brands, prices and quality levels enables our customers to select from “good-better-best” options on nearly all their purchases. We stand apart from our competitors by offering name brand, exclusive brand, and generic products, depth in our core product lines, and competitive pricing.

We purchase substantially all our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2019, fiscal 2018, or fiscal 2017.

Customer Fulfillment Centers

We have been enhancing our distribution efficiency and capabilities for decades. When our customers order an in- stock product online or via phone, we ship it the day the order is placed 99% of the time. We do that through our 12 customer fulfillment centers and 99 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer‑based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 100 companies, government agencies and manufacturers of all sizes. We focus on relatively higher-margin, lower-volume products. With our acquisitions of Barnes Distribution North America in fiscal 2013 and AIS in fiscal 2018, we have increased our presence in the fastener and Consumables product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, writing the necessary replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

Federal government customers include the U.S. Postal Service, the Department of Defense, large and small military bases, Veterans Affairs hospitals, and federal correctional facilities. We have individual state contracts but also are engaged with several state cooperatives.

Our national account program also includes Fortune 500 companies, large privately held companies, and international companies primarily doing business in North America. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting prospective customers that best fit the MSC model.

We have implemented advanced analytics and significantly increased the return on our marketing investments designed to acquire new customers and increase our share of business with current customers. While master catalogs, promotional catalogs and brochures continue to play a role in our efforts, the majority of our efforts are focused on search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.  We use our own database of over three million contacts together with external information to target buyers with the highest likelihood to buy.

Our sales representatives are highly trained and experienced individuals who build relationships with customers, assist customers in reducing costs, provide and coordinate technical support, coordinate special orders and shipments with vendors, and update customer account profiles in our information systems databases. Our marketing approach centers on the ability of our sales representatives, armed with our comprehensive databases as a resource, to respond effectively to the customers’ needs. When a customer places a call to MSC, the sales representative on the other end of the line has immediate access to that customer’s company and specific buyer profile, which includes billing and purchasing track records, and plant and industry information. Meanwhile, the sales representative has access to inventory levels on every SKU we carry.

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

Branch Offices

We operate 99 branch offices, including seven branch offices added with the acquisition of AIS in April 2018. There are 98 branch offices within the United States located in 42 states, and one located in the U.K. We have experienced higher sales growth and market penetration in areas around our branch offices and believe they play an integral role in obtaining new accounts and penetrating existing ones.

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

Information Systems

Our information systems enable us to centralize management of key functions across our business.  These systems help us to ship on a same-day basis, respond quickly to order changes, provide a high level of customer service, and manage our operational costs.  In 2019, we incorporated further robotic-driven automation into our fulfillment centers.  Our eCommerce environment is built upon a combined platform of our own intellectual property and state-of-the-art software from the world’s leading internet technology providers and is powered by world-class product data. This powerful combination of resources helps us deliver a superior online shopping experience with world-class levels of reliability.

Most of our information systems operate in real time over a wide area network, letting each customer fulfillment center and branch office share information and monitor daily progress on sales activity, credit approvals, inventory levels, stock balancing, vendor returns, order fulfillment and other key performance measures. We maintain a sophisticated buying and inventory management system that monitors all our SKUs and automatically purchases inventory from vendors for replenishment, based on proprietary forecasting models. We also maintain an Electronic Data Interchange (“EDI”)

purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing.

As part of our commitment to creating services that fuel the potential of our customers, we develop and maintain a suite of proprietary VMI digital solutions. These VMI solutions allow our customers to focus on their core business, while MSC manages their inventory ordering, fulfillment and replenishment. Our various VMI solutions are customizable to meet both simple and complex customer needs. Our scanning solutions integrate scanner accumulated orders directly into our Sales Order Entry system and website. Our CMI enables customers to simply and effectively replenish inventory by submitting orders directly to our website. Our customized vending solutions are used by customers in manufacturing plants across the United States to help them achieve supply chain and shop floor optimization, through inventory optimization and reduced tooling and labor costs. All of our digital solutions function directly as front-end ordering systems for our e-Portal-based customers. These solutions take advantage of advanced technologies built upon the latest innovations in eCommerce and wireless and cloud-based computing.

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners.  We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise information technology (“IT”). Given such a distributed IT environment, we regularly review and upgrade our systems. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. We recently went live on our upgraded core financial systems and new Human Resources platform.  We are continuing to upgrade our systems and plan to make investments as necessary to enhance our operational effectiveness.

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

Our customer care centers and branch offices are powered via state-of-the-art telephony, case management and workforce optimization platforms. The features within the platform create a seamless environment equipped with advanced applications that assist our associates in optimizing our customers’ experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We are continuing to implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.

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

Associates

As of August 31, 2019, we employed 6,700 full- and part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

Available Information

The Company’s internet address is www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available, on our website, the charters of the committees of our Board of Directors and Management’s Code of Ethics, the Code of Business Conduct and Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange (“NYSE”) listing standards.  Information on our website does not constitute a part of this Annual Report on Form 10-K.

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

We believe that our IT systems are an integral part of our business and growth strategies. We depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, and physical or electronic break-ins.  In addition, our IT systems may be vulnerable to cyberattacks, which are rapidly evolving and becoming increasingly sophisticated.  Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, disrupt our operations and divert management attention and key IT resources.

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

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data.  New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA), the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, the California Consumer Protection Act, which will become effective on January 1, 2020 and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

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

Trade policies could make sourcing products from overseas more difficult and/or costlier as well as negatively affect the markets we sell into.

Any changes to trade policies, including the imposition of significant restrictions, quotas, duties or tariffs, whether because of amendments to or elimination of existing trade agreements, or the imposition of new or modified trade tariffs, could have an adverse effect on our business. For example, between July 2018 and May 2019, the U.S. government imposed tariffs ranging between 10% and 25% on specified product lists totaling approximately $250.0 billion of Chinese imports, with the U.S. government ultimately raising the tariff rate on all of the $250.0 billion in imports to 25%.  In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government also announced the imposition of a 15% tariff on an additional $300.0 billion of Chinese imports effective September 1, 2019 for certain specified products and December 15, 2019 for the remaining specified products. China has taken additional retaliatory actions, including an increase in tariffs applied to U.S. products effective September 1, 2019.  The U.S. government had announced its intention to increase the tariff rate on approximately $250.0 billion in Chinese imports to 30% on October 15, 2019. China had also threatened further retaliatory actions, including additional tariff increases later in 2019. On October 11, 2019, following negotiations between the Trump Administration and China’s trade delegation, the two sides agreed on the substance of a “Phase One” trade deal after which the U.S. announced it was suspending its plan to increase tariffs on $250.0 billion of Chinese imports from 25% to 30% in exchange for China’s verbal agreement to substantially increase its purchase of U.S. agricultural goods and make some concessions on intellectual property issues.  The exact terms of the Phase One deal remain vague and are supposed to be written out over the following weeks.  According to U.S. Treasury Secretary Mnuchin, the aim is for President Trump and Chinese President Xi Jinping to sign a formal agreement at the APEC Summit in mid-November.  Notably, the substance of Phase One currently covers only a limited scope of issues, and neither removes existing tariffs on Chinese goods nor cancels U.S. tariffs on Chinese goods set to go into effect in December 2019.   It remains uncertain whether this informal, verbal agreement will ultimately lead to an official trade deal which removes the recently imposed tariffs altogether.

Additionally, in November 2018, the U.S. reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which is proposed to replace the existing North American Free Trade Agreement among those countries. Among other things, the USMCA, as proposed, includes revised country of origin rules and labor provisions for the protection of workers.

These changes and other changes to trade policy and trade relationships could adversely affect our ability to secure sufficient products to service our customers and/or result in increased product costs that we may not be able to pass on to our customers, resulting in lower margins. Additionally, these changes could adversely affect our foreign sales.

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

The terms of our credit facilities and senior notes impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have credit facilities and outstanding senior notes. For a description of these facilities and senior notes, please see Note 9 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements. We are subject to various operating and financial covenants under the credit facilities and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facilities and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments. Our inability to maintain our revolving credit facility could materially adversely affect our liquidity and our business.

Uncertainty about the future of the London Interbank Offer Rate may adversely affect our business and financial results.

Borrowings under our credit facilities use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations.

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

As of August 31, 2019, our combined goodwill and indefinite-lived intangible assets amounted to $690.2 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounted for a substantial portion of our revenue for fiscal year 2019, fiscal year 2018 and fiscal year 2017, and changes in general market conditions, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of October 1, 2019, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 2.3% of the outstanding shares of our Class A common stock, giving them control over approximately 70.0% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be able to elect all the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

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

We maintain 98 branch offices within the United States located in 42 states and one branch office located in the U.K. The branches range in size from 1,800 to 72,000 square feet. Most of these branch offices are leased.  These leases will expire at various periods, the longest extending to fiscal 2031. The aggregate annual lease payments on leased branch offices and the leased customer fulfillment centers in fiscal 2019 were approximately $12.8 million.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A common stock is traded on the NYSE under the symbol “MSM.” MSC’s Class B common stock is not traded in any public market.

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $2.64 and $2.22 per share for fiscal 2019 and fiscal 2018, respectively. This policy is reviewed periodically by the Board of Directors.

On October 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 26, 2019 to shareholders of record at the close of business on November 12, 2019. The dividend will result in a payout of approximately $41.9 million, based on the number of shares outstanding at October 1, 2019.

The approximate number of holders of record of MSC’s Class A common stock as of October 1, 2019 was 550. The number of holders of record of MSC’s Class B common stock as of October 1, 2019 was 29.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the quarter ended August 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/2/19-7/1/19	485	$71.72	—	1,157,038
7/2/19-8/1/19	672	71.31	—	1,157,038
8/2/19-8/31/19	914	67.83	—	1,157,038
Total	2,071	$69.89	—

__________________________

(1)During the three months ended August 31, 2019,  2,071 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)  Activity is reported on a trade date basis.

(3)During fiscal 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares.  As of August 31, 2019, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

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

The graph assumes $100 invested at the closing price of our Class A common stock on the NYSE and each index on August 30, 2014 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested.

Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 30, 2014 through August 31, 2019

	8/30/2014	8/29/2015	9/3/2016	9/2/2017	9/1/2018	8/31/2019
MSC Industrial Direct Co., Inc.	100.00	79.29	89.45	85.21	108.03	88.35
S&P Midcap 400	100.00	100.67	113.35	126.74	151.47	141.74
Dow Jones US Industrial Supplier	100.00	83.28	89.10	76.40	114.66	98.87

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 31, 2019,  September 1, 2018 and September 2, 2017 and the selected consolidated balance sheet data as of August 31, 2019 and September 1, 2018 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 3, 2016, and August 29, 2015, and the selected consolidated balance sheet data as of September 2, 2017, September 3, 2016, and August 29, 2015 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 31, 2019 (52 weeks)	September 1, 2018 (52 weeks)	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)	August 29, 2015 (52 weeks))

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$3,363,817	$3,203,878	$2,887,744	$2,863,505	$2,910,379
Gross profit	1,432,043	1,392,961	1,286,247	1,288,858	1,316,575
Operating expenses(4)	1,032,047	972,408	907,247	912,898	937,046
Income from operations	399,996	420,553	379,000	375,960	379,529
Income taxes	94,332	76,966	136,561	140,515	141,833
Net income attributable to MSC Industrial	288,865	329,223	231,431	231,216	231,308
Net income per common share:
Basic	5.23	5.84	4.08	3.78	3.75
Diluted	5.20	5.80	4.05	3.77	3.74
Weighted average common shares outstanding:
Basic	55,245	56,355	56,591	60,908	61,292
Diluted	55,508	56,707	56,971	61,076	61,487
Cash dividends declared per common share(1)	$2.64	$2.22	$1.80	$1.72	$4.60
Consolidated Balance Sheet Data (at period end):
Working capital	$752,696	$656,984	$447,854	$502,889	$610,089
Total assets	2,311,237	2,288,727	2,098,912	2,064,951	2,100,186
Short-term debt including capital lease and financing obligations(2)	175,453	224,097	331,986	267,050	213,165
Long-term debt including capital lease obligations, net of current maturities(2)	266,431	311,236	200,991	339,772	214,119
Deferred income taxes and tax uncertainties(3)	114,011	99,714	115,056	148,201	131,210
Shareholders’ equity	1,483,879	1,387,254	1,225,140	1,098,376	1,332,870

__________________________

(1)	In the first quarter of fiscal 2015, the Company paid a special cash dividend of $3.00 per share.
(2)	Fiscal 2015 has been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).
(3)

In fiscal 2018, the Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system.

(4)	In fiscal 2019, the Company recorded $6,725 of severance and separation benefits charges and other related costs associated with workforce reduction and increased performance management.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American distributor of a broad range of metalworking and MRO products and services. We help our customers drive greater productivity, profitability and growth with approximately 1.7 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of 6,700 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1.7 million active SKUs through our catalogs; brochures; eCommerce channels, including the MSC website; our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located in the United States which includes five primary customer fulfillment centers, one is located in the U.K., and three are located in Canada) and 99 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our CMI, VMI, and vending programs.  Our field sales and service associate headcount was 2,414 at August 31, 2019, compared to 2,383 at September 1, 2018 and 2,411 at September 2, 2017.  We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play driving value for our customers by enabling them to achieve higher levels of growth, profitability, and productivity.

The chart below displays a three-year comparison of our net sales from fiscal 2017 through fiscal 2019:

Three Year Comparison of Net Sales (in millions)
$3,450
$3,400
$3,350
$3,300
$3,250
$3,200
$3,150
$3,100
$3,050
$3,000
$2,950
$2,900
$2,850
$2,800
$2,750
$2,700
$2,887.7
$164.5
$113.0
$24.7
$4.8
$9.1
$3,203.9
$64.8
$45.2
$23.2
($4.5)
$31.2
$3,363.8
FY 2017 Net Sales
Organic Volume
DECO acquisition
AIS acquisition
Foreign exchange
Pricing and other (1)
FY 2018 Net Sales
Organic Volume
AIS acquisition
MSC Mexico operations
Foreign exchange
Pricing and other (1)
FY 2019 Net Sales

(1)	Pricing and other is comprised of changes in customer and product mix, discounting and other items.

Recent Developments and Highlights

Highlights during our fiscal year ended August 31, 2019 include the following:

•	We generated $328.4 million of cash from operations in fiscal 2019.
•	We paid out $145.7 million in cash dividends, increasing our dividends per share during fiscal 2019.
•	We repurchased 1.1 million shares for $84.6 million.
•

On February 1, 2019, we completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”) for aggregate consideration of $18.5 million (subject to finalizing the post-closing working capital adjustment), of which our 75% portion of the aggregate consideration was $13.9 million.

•

We incurred $6.7 million of severance and separation benefits charges and other related costs in the fourth quarter of fiscal 2019 associated with workforce reduction and increased performance management.

Our Strategy

Our objective is to continue to grow sales profitably while helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining MRO supplies. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 70% of our revenues came from sales in the manufacturing sector during the fourth quarter of our fiscal year 2019. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI over the 2019 fiscal fourth quarter and fiscal year averages were as follows:

Period	MBI
June	51.8
July	47.9
August	48.3

Fiscal 2019 Q4 average	49.3
Fiscal 2019 full year average	53.2

The MBI trended downward during the current fiscal year. August marked the second consecutive month of reading below 50.0, indicating contraction and overall slower growth in the metalworking manufacturing environment.  This trend has continued with the release of the September MBI of 48.6.  We will continue to monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business.

Results of Operations

Fiscal Year Ended August 31, 2019 Compared to the Fiscal Year Ended September 1, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 31, 2019		September 1, 2018
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,363,817	100.0%	$3,203,878	100.0%	$159,939	5.0%
Cost of goods sold	1,931,774	57.4%	1,810,917	56.5%	120,857	6.7%
Gross profit	1,432,043	42.6%	1,392,961	43.5%	39,082	2.8%
Operating expenses	1,032,047	30.7%	972,408	30.4%	59,639	6.1%
Income from operations	399,996	11.9%	420,553	13.1%	(20,557)	(4.9)%
Total other expense	(16,867)	(0.5)%	(14,364)	(0.4)%	(2,503)	17.4%
Income before provision for income taxes	383,129	11.4%	406,189	12.7%	(23,060)	(5.7)%
Provision for income taxes	94,332	2.8%	76,966	2.4%	17,366	22.6%
Net income	288,797	8.6%	329,223	10.3%	(40,426)	(12.3)%
Less: Net income (loss) attributable to noncontrolling interest	(68)	0.0%	-	0.0%	(68)	0.0%
Net income attributable to MSC Industrial	$288,865	8.6%	$329,223	10.3%	$(40,358)	(12.3)%

Net Sales

Net sales increased 5.0% or approximately $159.9 million for the fiscal year ended 2019. We estimate that this increase in net sales is comprised of (i) $64.8 million of higher sales volume, excluding AIS and MSC Mexico operations; (ii) $45.2 million from AIS; (iii) $23.2 million from MSC Mexico, which commenced operations in February 2019; and (iv) $31.2 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) $4.5 million from foreign exchange impact. Of the above $159.9 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) increased by $43.1 million and sales other than to our Large Account Customers increased by $116.8 million, which includes $45.2 million and $23.2 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our fiscal quarterly and annual 2019 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirteen- Week Period Ended Fiscal Q1	Thirteen- Week Period Ended Fiscal Q2	Thirteen- Week Period Ended Fiscal Q3	Thirteen- Week Period Ended Fiscal Q4	Fiscal Year Ended	Approx.% of Total Business

Total Company	8.2%	8.8%	4.6%	2.1%	5.8%
Manufacturing Customers	8.7%	8.6%	5.1%	2.5%	6.2%	70%
Non-Manufacturing Customers	6.9%	9.5%	3.4%	1.2%	5.0%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 60.0% of consolidated net sales for the year ended August 31, 2019, compared to 60.1% of consolidated net sales for the year ended September 1, 2018. These percentages of consolidated net sales do not include eCommerce sales from the recent acquisitions of DECO Tool Supply Co. (“DECO”) and AIS, and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.6% in fiscal 2019 as compared to 43.5% in fiscal 2018. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 20 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019 and another 10 basis points of the decline came from the AIS business we acquired in the fiscal third quarter of 2018.

Operating Expenses

Operating expenses increased 6.1% to $1.032 billion in fiscal 2019, as compared to $972.4 million in fiscal 2018. Operating expenses were 30.7% of net sales fiscal 2019, as compared to 30.4% for fiscal 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. In addition, we incurred approximately $6.7 million in severance and separation related costs in the fourth quarter of fiscal 2019. Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018 and from the operations of MSC Mexico which commenced in our second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for $19.9 million and $4.6 million, respectively, of total operating expenses for fiscal 2019 and AIS accounted for $7.2 million of total operating expenses for fiscal 2018.

Payroll and payroll-related costs, excluding severance and separation charges, were approximately 55.9% of total operating expenses for fiscal 2019, as compared to approximately 56.7% for fiscal 2018.  Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, increased for fiscal 2019, as compared to fiscal 2018, with much of the increase attributable to an increase in salary expenses, primarily related to annual merit increases and an increase in our field sales and service associate headcount. Also contributing to the increase in payroll and payroll-related costs were increased sales commissions due to higher sales volume and increased fringe costs associated with higher medical costs.  These increases were partially offset by a decrease in the incentive compensation accrual.

Freight expense was approximately $138.2 million for fiscal 2019, as compared to $130.3 million for fiscal 2018. The primary driver of this was increased sales.

Income from Operations

Income from operations decreased 4.9% to $400.0 million in fiscal 2019, as compared to $420.6 million in fiscal 2018. This was primarily attributable to the increase in operating expenses as described above, partially offset by the increase in net sales and gross profit. Income from operations as a percentage of net sales decreased to 11.9% for fiscal 2019, from 13.1% for fiscal 2018, primarily as the result of the decrease in the gross profit margin mentioned above.

Total Other Expense

The increase in total other expense in fiscal 2019 compared to fiscal 2018 was primarily driven by higher average interest rates on our revolving credit facility, which is variable rate debt.  During fiscal 2018, we increased the proportion of fixed rate debt to counteract an expectation of the rising interest rate environment.

Provision for Income Taxes

Our effective tax rate for fiscal 2019 was 24.6% as compared to 18.9% in fiscal 2018. The increase in the effective tax rate is primarily a result of the prior fiscal year adjustment of the revaluation of net deferred tax liabilities as of the enactment date of the Tax Cuts and Jobs Act (“TCJA”). During fiscal 2018, the Company recorded a net tax benefit of $40.5 million due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system.  See Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for fiscal 2019 as compared to the prior period have been discussed above.

Fiscal Year Ended September 1, 2018 Compared to the Fiscal Year Ended September 2, 2017

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 1, 2018		September 2, 2017
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,203,878	100.0%	$2,887,744	100.0%	$316,134	10.9%
Cost of goods sold	1,810,917	56.5%	1,601,497	55.5%	209,420	13.1%
Gross profit	1,392,961	43.5%	1,286,247	44.5%	106,714	8.3%
Operating expenses	972,408	30.4%	907,247	31.4%	65,161	7.2%
Income from operations	420,553	13.1%	379,000	13.1%	41,553	11.0%
Total other expense	(14,364)	(0.4)%	(11,008)	(0.4)%	(3,356)	30.5%
Income before provision for income taxes	406,189	12.7%	367,992	12.7%	38,197	10.4%
Provision for income taxes	76,966	2.4%	136,561	4.7%	(59,595)	(43.6)%
Net income	$329,223	10.3%	$231,431	8.0%	$97,792	42.3%

Net Sales

Net sales increased 10.9%, or approximately $316.1 million, for the fiscal year ended 2018. We estimate that this increase in net sales is comprised of (i) approximately $164.5 million of higher sales volume, excluding DECO and AIS operations; (ii) approximately $113.0 million from DECO, which we acquired in July 2017; (iii) approximately $24.7 million from AIS, which we acquired in April 2018; (iv) approximately $9.1 million in improved pricing, inclusive of changes in customer and product mix, discounting and other items; and (v) approximately $4.8 million from foreign exchange.

Of the above $316.1 million increase in net sales, sales to our Large Account Customers increased by approximately $97.3 million and sales other than to our Large Account Customers increased by approximately $218.8 million, which includes the $113.0 million and $24.7 million of net sales from DECO and AIS, respectively.

The table below shows the change in our fiscal quarterly and annual 2018 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2018 vs. 2017 Fiscal Period	Thirteen- Week Period Ended Fiscal Q1	Thirteen- Week Period Ended Fiscal Q2	Thirteen- Week Period Ended Fiscal Q3	Thirteen- Week Period Ended Fiscal Q4	Fiscal Year Ended	Approx. % of Total Business

Total Company	12.0%	9.3%	11.4%	9.5%	10.4%
Manufacturing Customers(1)	11.4%	8.9%	12.0%	11.2%	10.9%	68%
Non-Manufacturing Customers(1)	13.1%	9.3%	9.6%	6.1%	9.4%	32%

__________________________

(1)	Excludes U.K. operations.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller distributors. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales in fiscal 2018 and fiscal 2017.  These percentages of consolidated net sales do not include eCommerce sales from the acquisitions of DECO and AIS.

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

Provision for Income Taxes

Our effective tax rate for fiscal 2018 was 18.9% as compared to 37.1% in fiscal 2017. The decrease in the effective tax rate is primarily due to the decrease in the U.S. corporate tax rate from 35% to 21%.  During fiscal 2018, the Company recorded a net tax benefit of $40.5 million due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system. See Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements for further discussion.

Net Income

The factors which affected net income for fiscal 2018 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

	August 31,	September 1,
	2019	2018	$ Change
Total debt	$441,884	$535,333	$(93,449)
Less: Cash and cash equivalents	(32,286)	(46,217)	13,931
Net debt	$409,598	$489,116	$(79,518)
Equity	$1,483,879	$1,387,254	$96,625

As of August 31, 2019, we held $32.3 million in cash, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At August 31, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $441.9 million, net of unamortized debt issuance costs of $1.2 million. As of September 1, 2018, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $535.3 million, net of unamortized debt issuance costs of $1.6 million. We believe, based on our current business plan, that our existing cash, funds available under our credit facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s cash flows:

	Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(Amounts in thousands)
Net cash provided by operating activities	$328,426	$339,658	$246,841
Net cash used in investing activities	$(36,373)	$(131,919)	$(88,893)
Net cash used in financing activities	$(305,629)	$(177,586)	$(194,746)
Effect of foreign exchange rate changes on cash and cash equivalents	$(355)	$(19)	$(9)
Net increase (decrease) in cash and cash equivalents	$(13,931)	$30,134	$(36,807)

Operating Activities

Net cash provided by operating activities for the fiscal years ended August 31, 2019 and September 1, 2018 was $328.4 million and $339.7 million, respectively. There are various increases and decreases contributing to this change. A smaller increase in the changes in accounts payable and accrued liabilities relating to a decrease in the changes in the payroll and fringe accruals based on the payroll periods, a decrease in net income, after offsetting the income tax benefit recognized from the revaluation of the net deferred tax liabilities as of the enactment date of the TCJA in the prior fiscal year, partially offset by the smaller increase in the changes in accounts receivable, contributed to most of the decrease in net cash provided by operating activities.

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

	Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017

	(Dollars in thousands)
Working Capital	$752,696	$656,984	$447,854
Current Ratio	2.7	2.3	1.8

Days Sales Outstanding	56.8	55.6	54.0
Inventory Turnover	3.5	3.7	3.5

The increase in working capital and the current ratio at August 31, 2019 compared to September 1, 2018 and September 2, 2017 is primarily due to an increase in inventories and accounts receivable resulting from an increase in sales, as well as a reduction in our current debt outstanding.

The increase in days sales outstanding is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turns, calculated using a thirteen-point average inventory balance, remained relatively consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the fiscal years ended August 31, 2019 and September 1, 2018 was $36.4 million and $131.9 million, respectively. The use of cash for fiscal 2019 consisted of expenditures for property, plant, and equipment and the acquisition of certain assets of TAC. This was offset by the cash received from the sale of the Finance Authority bonds that were redeemed on May 29, 2019. The use of cash for fiscal 2018 was primarily related to the AIS acquisition. The remainder of the use of cash for investing activities consisted of expenditures for property, plant, and equipment.

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

Financing Activities

Net cash used in financing activities for the fiscal years ended August 31, 2019 and September 1, 2018 was $305.6 million and $177.6 million, respectively. The major components contributing to the use of cash for fiscal 2019 were the repurchase of our common stock of $84.6 million, dividends paid of $145.7 million, net payments on all the credit facilities of $69.0 million, and payments on capital lease and financing obligations of $28.4 million primarily related to the lease with the Finance Authority upon the settlement of the bonds. This was partially offset by proceeds from the exercise of common stock options of $15.6 million. The major components contributing to the use of cash for fiscal 2018 were dividends paid of $125.4 million and the repurchase of our common stock of $82.4 million.

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

Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million Committed Facility. The Company also has six Uncommitted Facilities, totaling $440.0 million of maximum uncommitted availability.  See Note 9 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about the credit facilities. As of August 31, 2019, the Company had outstanding borrowings of $155.0 million under the Uncommitted Facilities.

The Company made additional payments of $34.0 million through October 1, 2019, resulting in an unused balance of $319.0 million of the Uncommitted Facilities. As of August 31, 2019, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of $595.8 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facilities

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018, we entered into an additional note purchase agreement. See Note 9 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about these transactions.

Capital Lease and Financing Arrangements

From time to time, we enter into capital leases and financing arrangements. See Note 9 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about our capital lease and financing arrangements.

Operating Leases

As of August 31, 2019, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2023.

Capital Expenditures

Upgrade of Core Financial Systems

In April 2017, we completed an upgrade of our core financial systems, including the receivables, payables, treasury, fixed assets and general ledger. Capital expenditures relating to this project were approximately $10.3 million in fiscal 2017.

In addition, we continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and in other infrastructure and technology.

Related Party Transactions

Stock Purchase Agreements

In July 2018, the Company entered into a stock purchase agreement with the holders of the Company’s Class B common stock. See Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for more information about the stock purchase agreement.

Contractual Obligations

The following table summarizes our undiscounted contractual obligations at August 31, 2019 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations(1)	$65,698	$22,463	$27,945	$9,267	$6,023
Capital lease obligations, net of interest(2)	3,053	840	1,535	678	—
Maturities of long-term debt obligations, net of interest	440,000	175,000	20,000	125,000	120,000
Estimated interest on debt	40,255	8,521	15,081	10,095	6,558
Total contractual obligations	$549,006	$206,824	$64,561	$145,040	$132,581

__________________________

(1)

Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2023.

(2)	As of August 31, 2019, the Company has entered into various capital leases for certain IT equipment, which expire on varying dates through fiscal 2024.

The Company has recorded a non-current liability of $12.2 million for tax uncertainties and interest as of August 31, 2019. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.  Based on our analysis of actual historical write-offs of uncollectible accounts receivable, the Company’s estimates and assumptions have been materially accurate regarding the valuation of its allowance for doubtful accounts. For fiscal years 2019,  2018 and 2017, actual results did not vary materially from estimated amounts.

Inventory Valuation Reserve

We establish inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analysis includes inventory levels, sales information, historical write-off information, and the on-hand quantities relative to the sales history for the product.

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. We evaluate the recoverability of our slow-moving or obsolete inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow-

moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers.

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

At August 31, 2019, our goodwill totaled $677.3 million and our indefinite-lived intangible assets totaled $13.0 million. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We currently operate at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a two-step approach. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired, and the second step of the goodwill or intangible asset impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill or intangible asset impairment test is performed to measure the amount of impairment loss (if any). Step two compares the implied fair value of the reporting unit’s goodwill or intangible assets with the carrying amount of goodwill or intangible assets. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, meaning the reporting unit's fair value is allocated to all the assets and liabilities of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

We conducted our qualitative assessment of goodwill and intangibles in the fiscal fourth quarters of 2019 and 2018. The results of the assessments indicated that based on the qualitative assessment of goodwill and intangible assets that have indefinite lives, it was not likely that the fair values are less than the carrying amounts.

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

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the SEC. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

We are exposed to interest rate risk on our variable-rate debt. In April 2017, the Company entered into a Committed Credit Facility and in the first quarter of fiscal 2019 the Company entered into six Uncommitted Facilities. See Note 9 “Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements for more information about the credit facilities.

Borrowings under our Committed and Uncommitted Credit Facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $2.1 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and subsidiaries (the “Company”) as of August 31, 2019 and September 1, 2018,  and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and September 1, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 24, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

i
Measurement of Inventory Valuation Reserves
Description of the Matter

As of August 31, 2019, the Company’s net inventory balance was $559.1 million. As described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company establishes the inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analysis of the inventory valuation reserves includes consideration of inventory levels, sales information, historical write-off information and the on-hand quantities relative to the sales history for the product.  The Company also considers factors such as the inventory age, historic and current demand trends, and assumptions regarding future demand. Auditing management’s inventory valuation reserves was complex as auditor judgment was necessary in evaluating the amounts that should be reserved based on the assumptions detailed above.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory reserve process, including controls over the inputs and assumptions described above, that are used in management’s calculation.

Our audit procedures to test the adequacy of the inventory valuation reserve included, among others, evaluating the appropriateness of management’s inputs to the inventory valuation reserve calculation, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, inventory levels and sales history for each class of inventory. We compared actual write-off activity in recent years to the inventory valuation reserve estimated by the Company in prior years to evaluate management’s ability to accurately estimate the reserve. We also audited management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation. In addition, we performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Jericho, New York

October 24, 2019

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 31,	September 1,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,286	$46,217
Accounts receivable, net of allowance for doubtful accounts of $17,088 and $12,992, respectively	541,091	523,892
Inventories	559,136	518,496
Prepaid expenses and other current assets	67,099	58,902
Total current assets	1,199,612	1,147,507
Property, plant and equipment, net	310,854	311,685
Goodwill	677,266	674,998
Identifiable intangibles, net	116,668	122,724
Other assets	6,837	31,813
Total assets	$2,311,237	$2,288,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$175,453	$224,097
Accounts payable	160,110	145,133
Accrued liabilities	111,353	121,293
Total current liabilities	446,916	490,523
Long-term debt	266,431	311,236
Deferred income taxes and tax uncertainties	114,011	99,714
Total liabilities	827,358	901,473
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,277,284 and 54,649,158 shares issued, respectively	46	55
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,193,348 and 10,454,765 shares issued and outstanding, respectively	10	10
Additional paid-in capital	659,226	657,749
Retained earnings	946,651	1,325,822
Accumulated other comprehensive loss	(22,776)	(19,634)
Class A treasury stock, at cost, 1,248,944 and 9,207,635 shares, respectively	(104,607)	(576,748)
Total MSC Industrial shareholders’ equity	1,478,550	1,387,254
Noncontrolling interest	5,329	—
Total shareholders' equity	1,483,879	1,387,254
Total liabilities and shareholders' equity	$2,311,237	$2,288,727

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
NET SALES	$3,363,817	$3,203,878	$2,887,744
COST OF GOODS SOLD	1,931,774	1,810,917	1,601,497
Gross profit	1,432,043	1,392,961	1,286,247
OPERATING EXPENSES	1,032,047	972,408	907,247
Income from operations	399,996	420,553	379,000
OTHER INCOME (EXPENSE):
Interest expense	(16,890)	(14,463)	(12,370)
Interest income	518	647	658
Other income (expense), net	(495)	(548)	704
Total other expense	(16,867)	(14,364)	(11,008)
Income before provision for income taxes	383,129	406,189	367,992
Provision for income taxes	94,332	76,966	136,561
Net income	288,797	329,223	231,431
Less: Net income (loss) attributable to noncontrolling interest	(68)	—	—
Net income attributable to MSC Industrial	$288,865	$329,223	$231,431
PER SHARE INFORMATION:
Net income per common share:
Basic	$5.23	$5.84	$4.08
Diluted	$5.20	$5.80	$4.05
Weighted average shares used in computing net income per common share:
Basic	55,245	56,355	56,591
Diluted	55,508	56,707	56,971

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$288,797	$329,223	$231,431
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,404)	(2,371)	1,835
Comprehensive income (1)	285,393	326,852	233,266
Comprehensive loss attributable to noncontrolling interest:
Net loss	68	—	—
Foreign currency translation adjustments	262	—	—
Comprehensive income attributable to MSC Industrial	$285,723	$326,852	$233,266

(1) There were no material taxes associated with other comprehensive income during the fiscal years 2019, 2018, and 2017.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED AUGUST 31, 2019, SEPTEMBER 1, 2018, AND SEPTEMBER 2, 2017

(In thousands)

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$55	$54	$53
Repurchase and retirement of Class A common stock	(1)	(1)	1
Retirement of treasury stock	(8)	—	—
Exchange of Class B common stock for Class A common stock	—	2	—
Ending Balance	46	55	54
Class B Common Stock
Beginning Balance	10	12	12
Exchange of Class B common stock for Class A common stock	—	(2)	—
Ending Balance	10	10	12
Additional Paid-in-Capital
Beginning Balance	657,749	626,995	584,017
Associate Incentive Plans	34,138	41,706	42,978
Repurchase and retirement of Class A common stock	(11,887)	(10,952)	—
Retirement of treasury stock	(20,774)	—	—
Ending Balance	659,226	657,749	626,995
Retained Earnings
Beginning Balance	1,325,822	1,168,812	1,040,148
Net Income	288,865	329,223	231,431
Repurchase and retirement of Class A common stock	(48,439)	(45,984)	—
Retirement of treasury stock	(472,830)	—	—
Cash dividends declared on Class A common stock	(118,798)	(101,000)	(80,848)
Cash dividends declared on Class B common stock	(26,911)	(24,430)	(21,368)
Dividend equivalents declared, net of cancellations	(1,058)	(799)	(551)
Ending Balance	946,651	1,325,822	1,168,812
Accumulated Other Comprehensive Loss
Beginning Balance	(19,634)	(17,263)	(19,098)
Foreign Currency Translation Adjustment	(3,142)	(2,371)	1,835
Ending Balance	(22,776)	(19,634)	(17,263)
Treasury Stock
Beginning Balance	(576,748)	(553,470)	(506,756)
Associate Incentive Plans	2,813	2,154	2,155
Repurchases of Class A common stock	(24,284)	(25,432)	(48,869)
Retirement of treasury stock	493,612	—	—
Ending Balance	(104,607)	(576,748)	(553,470)
Total Shareholders' Equity Attributable to MSC Industrial	1,478,550	1,387,254	1,225,140
Noncontrolling Interest
Beginning Balance	—	—	—
Issuance of Noncontrolling Interest in MSC Mexico	4,637	—	—
Capital Contributions	1,022	—	—
Foreign Currency Translation Adjustment	(262)	—	—
Net Income (Loss)	(68)	—	—
Ending Balance	5,329	—	—
Total Shareholders' Equity	$1,483,879	$1,387,254	$1,225,140
Dividends declared per Class A Common share	$2.64	$2.22	$1.80
Dividends declared per Class B Common share	$2.64	$2.22	$1.80
See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 31, 2019, SEPTEMBER 1, 2018, AND SEPTEMBER 2, 2017

(In thousands)

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,797	$329,223	$231,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,377	63,154	62,980
Stock-based compensation	16,283	14,934	13,925
Loss on disposal of property, plant, and equipment	416	479	678
Provision for doubtful accounts	10,763	6,938	7,048
Deferred income taxes and tax uncertainties	14,297	(19,577)	13,482
Write-off of deferred financing costs on previous credit facility	—	—	94
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(26,948)	(49,827)	(72,230)
Inventories	(32,528)	(33,235)	(15,871)
Prepaid expenses and other current assets	(8,316)	(4,865)	(7,428)
Other assets	(2,064)	1,094	548
Accounts payable and accrued liabilities	2,349	31,340	12,184
Total adjustments	39,629	10,435	15,410
Net cash provided by operating activities	328,426	339,658	246,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(51,773)	(44,919)	(46,548)
Proceeds from sale of available for sale securities	27,025	—	—
Cash used in business acquisitions, net of cash acquired	(11,625)	(87,000)	(42,345)
Net cash used in investing activities	(36,373)	(131,919)	(88,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(84,611)	(82,369)	(49,182)
Payments of cash dividends	(145,709)	(125,430)	(102,216)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,600	4,461	4,243
Proceeds from exercise of Class A common stock options	15,640	24,243	26,887
Borrowings under the revolving credit facilities	382,000	242,000	546,000
Payments under the revolving credit facilities	(451,000)	(350,000)	(618,500)
Contributions from noncontrolling interest	918	—	—
Proceeds from long-term debt	—	110,000	—
Payments on capital lease and financing obligations	(28,370)	(1,066)	(1,175)
Other, net	903	575	(803)
Net cash used in financing activities	(305,629)	(177,586)	(194,746)
Effect of foreign exchange rate changes on cash and cash equivalents	(355)	(19)	(9)
Net increase (decrease) in cash and cash equivalents	(13,931)	30,134	(36,807)
CASH AND CASH EQUIVALENTS, beginning of the year	46,217	16,083	52,890
CASH AND CASH EQUIVALENTS, end of the year	$32,286	$46,217	$16,083
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$79,334	$100,504	$121,691
Cash paid for interest	$16,648	$13,448	$11,695
See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

MSC Industrial Direct Co., Inc. (together with its subsidiaries, the “Company” or “MSC”) is a leading distributor of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 99 branch offices and 12 customer fulfillment centers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is on a 52- or 53-week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2019,  2018, and 2017 contain activity for 52 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. As of August 31, 2019 and September 1, 2018, the Company did not have any cash equivalents.

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

Inventory Valuation

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type and considering such factors as its age, historic and current demand trends, the physical condition of the inventory, historical write-off information as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence.  In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from three to 40 years for leasehold improvements and buildings, three to 10 years for computer systems, equipment and software, and three to 20 years for furniture, fixtures, and equipment.

Capitalized computer software costs are amortized using the straight-line method over the estimated useful life. These costs include purchased software packages, payments to vendors and consultants for the development, implementation or modification of purchased software packages for Company use, and payroll and related costs for associates connected with internal-use software projects. Capitalized computer software costs are included within property, plant and equipment on the Company’s consolidated balance sheets.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. The Company annually reviews goodwill and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2019,  2018 and 2017.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of September 2, 2017	$633,728
AIS Acquisition(1)	41,939
Post-closing working capital adjustment from acquisition of DECO Tool Supply Co.	738
Foreign currency translation adjustments	(1,407)
Balance as of September 1, 2018	$674,998
TAC acquisition(2)	2,872
Foreign currency translation adjustments	(604)
Balance as of August 31, 2019	$677,266

(1)	Acquired All Integrated Solutions, Inc. (“AIS”) in April 2018, including post-closing working capital adjustment of $1,155.
(2)

Two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”) in February 2019, including post-closing working capital adjustment of $2,286.   The Company holds a 75% interest in each of the MSC Mexico entities.

See Note 5 “Business Combinations” for further discussion of these acquisitions.

The components of the Company’s intangible assets for the fiscal years ended August 31, 2019 and September 1, 2018 are as follows:

				For the Fiscal Years Ended
				August 31, 2019		September 1, 2018
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$214,460	$(113,319)	$208,260	$(101,916)
Contract Rights		10		—	—	23,100	(23,100)
Trademarks	1	-	5	7,691	(5,130)	6,630	(4,384)
Trademarks	Indefinite			12,966	—	14,134	—
Total				$235,117	$(118,449)	$252,124	$(129,400)

For the fiscal year ended August 31, 2019, the Company recorded approximately $6,200 of intangible assets, primarily consisting of the acquired customer relationships and trademark from the TAC acquisition. See Note 5 “Business Combinations.” During the fiscal year ended August 31, 2019, approximately $107 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. In addition, contract rights of $23,100 were written off in fiscal 2019 as they were fully amortized. For the fiscal year ended September 1, 2018, the Company recorded approximately $23,285 of intangible assets consisting of the acquired customer relationships and trademark from the AIS acquisition. During the fiscal year ended September 1, 2018, approximately $129 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $11,746,  $10,513, and $8,223 during fiscal years 2019,  2018, and 2017, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2020	$11,528
2021	10,645
2022	10,224
2023	10,080
2024	9,768

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2019,  2018 and 2017.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($3,363 and $3,973 at August 31, 2019 and September 1, 2018, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less from the date the catalogs are mailed. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in operating expenses in the consolidated statements of income was approximately $18,812,  $15,530 and $16,289 during the fiscal years 2019,  2018, and 2017, respectively.

Revenue Recognition

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company estimates product returns based on historical return rates.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping, and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $138,242,  $130,340, and $119,979 during fiscal years 2019,  2018, and 2017, respectively.

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

Related Party Transactions

Stock Purchase Agreements

In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company had entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. In August 2018, the Company purchased 45 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $82.64 per share. In September 2018, the Company purchased 113 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $84.29 per share. In October 2018, the Company purchased 2 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $85.00 per share. In November 2018, the Company purchased 123 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $81.22 per share. See Note 10 “Shareholders’ Equity” in the Notes to the Consolidated Financial Statements for more information about the stock purchases.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximate fair value. The fair value of the Company’s taxable bonds at September 1, 2018 is estimated based on observable inputs in non-active markets. Under this method, the Company’s fair value of the taxable bonds was not significantly different than the carrying value at September 1, 2018. The bonds were redeemed on May 29, 2019 and all funds have been settled as of August 31, 2019. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 31, 2019 and September 1, 2018.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $11,698 and $9,407 as of August 31, 2019 and September 1, 2018, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments.  Foreign currency translation adjustments included in comprehensive income were not tax-effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. For fiscal 2019, U.K., Canadian, and Mexico operations represented approximately 4% of the Company’s consolidated net sales.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, “Business Combinations”  (“ASC 805”). ASC 805 established principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5 “Business Combinations” for further discussion.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

Effective September 2, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05. These ASUs outline a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersede most prior revenue recognition guidance, including industry-specific guidance. Revenue continues to be recognized when products are shipped to the customer and the customer obtains control of the products, and the adoption of these ASUs, using the modified retrospective approach, had no impact on the Company’s opening retained earnings. The Company reports its sales net of estimated sales returns and sales incentives. Sales tax collected from customers is excluded from net sales. Additional information and disclosures required by this new standard are contained in Note 2, Revenue.

Business Combinations

Effective September 2, 2018, the Company adopted ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. This standard was applied to business combinations that occurred beginning September 2, 2018.

Disclosure Update and Simplification

In August 2018, the SEC amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded in SEC Release No. 33-10532, Disclosure Update and Simplification. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of change in each caption of shareholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rules are effective for all filings made on or after November 5, 2018, with the option for the filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company has included this new presentation in its consolidated statements of shareholders' equity.

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. During 2018, the FASB issued additional ASUs that address implementation issues and correct or improve certain aspects of the new accounting guidance for leases, including ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. These ASUs do not change the core principles in the lease accounting standard outlined above. The amendments in ASU 2018-11 provide an optional transition method that allows entities to initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods will continue to be in accordance with current lease accounting guidance. Management established a cross-functional team to evaluate and implement the new standard. The team selected a third-party software solution to facilitate the accounting and financial reporting requirements of the new lease accounting standard. Lease data elements have been gathered and migrated to the software solution.

Based on current evaluations, the Company expects to recognize additional assets and liabilities upon adoption of Topic 842 ranging from $55,000 to $65,000 to reflect right-of-use assets and lease liabilities as of September 1, 2019. The Company does not expect a material impact to the Company’s consolidated statements of earnings, comprehensive income, shareholders’ equity, or cash flows.

Measurement of Credit Losses

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual financial statement periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning after December 15, 2018. The new standard is effective for the Company for its fiscal year 2021. The Company is currently evaluating this standard to determine the impact, if any, of adoption on its consolidated financial statements.

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

Reclassifications

Certain of the prior period line items contained in the Consolidated Statement of Shareholders’ Equity were condensed to conform to our current period presentation. The Company combined the “Exercise of common stock options,” the “Common stock issued under associate stock purchase plan,” the “Shares issued upon vesting of restricted stock units, including dividend equivalent units,” the “Stock-based compensation,” and the “Issuance of restricted common stock, net of cancellations” line items into a single line titled “Associate Incentive Plans”. These reclassifications did not affect the total amount of Shareholders’ Equity.

2. REVENUE

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,432 and $4,832 as of August 31, 2019 and September 1, 2018, respectively, and are reported as Accrued liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $14,770 and $14,000 as of August 31, 2019 and September 1, 2018, respectively, and are included in Accrued liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $2,788 and $2,457 as of August 31, 2019 and September 1, 2018, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of August 31, 2019 and September 1, 2018.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of MRO products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed. The following table presents the Company's percentage of net sales by customer end-market for the year ended August 31, 2019:

For the Fiscal Year Ended
August 31, 2019
(52 weeks)
Manufacturing Heavy	48%
Manufacturing Light	22%
Government	8%
Retail/Wholesale	6%
Commercial Services	4%
Other (1)	12%
Total net sales	100%

(1)	The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the year ended August 31, 2019:

	For the Fiscal Year Ended
	August 31, 2019
	(52 weeks)
United States	$3,243,026	96%
U.K.	56,506	2%
Canada	41,126	1%
Mexico	23,159	1%
Total net sales	$3,363,817	100%

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

As of August 31, 2019 and September 1, 2018, the Company did not have any cash equivalents.

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provided savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds in the amount of $27,025 to finance the structure and site improvements of the Company’s CFC. The Company purchased these bonds at issuance. The bonds were redeemed in fiscal 2019 and all funds have been settled as of August 31, 2019. The bonds had an outstanding balance of $27,025 at September 1, 2018 and were classified as available for sale securities in accordance with ASC Topic 320. The fair values of these securities were based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the year ended August 31, 2019.

The Company’s financial instruments, other than those presented in the disclosure above, include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 31, 2019 and September 1, 2018.

During the years ended August 31, 2019 and September 1, 2018, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the fiscal years ended August 31, 2019,  September 1, 2018 and September 2, 2017, respectively:

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)

Net income attributable to MSC Industrial as reported	$288,865	$329,223	$231,431
Less: Distributed net income available to participating securities	(45)	(89)	(206)
Less: Undistributed net income available to participating securities	(75)	(291)	(410)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$288,745	$328,843	$230,815
Add: Undistributed net income allocated to participating securities	75	291	410
Less: Undistributed net income reallocated to participating securities	(75)	(290)	(408)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$288,745	$328,844	$230,817

Denominator:
Weighted average shares outstanding for basic net income per share	55,245	56,355	56,591
Effect of dilutive securities	263	352	380
Weighted average shares outstanding for diluted net income per share	55,508	56,707	56,971

Net income per share two-class method:
Basic	$5.23	$5.84	$4.08
Diluted	$5.20	$5.80	$4.05

Potentially dilutive securities	1,080	207	—

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

5. BUSINESS COMBINATIONS

Acquisition of certain assets of TAC

On February 1, 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”).  The Company holds a 75% interest in each of the MSC Mexico entities. The acquisition provides the Company with the opportunity to further expand its business throughout North America. The portion of the consideration attributable to the Company is $13,911, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $2,286 that is payable to TAC in December 2019 and is subject to finalization. Total cash consideration funded by the Company came from available cash resources and borrowings under its revolving credit facilities (see Note 9 “Debt and Capital Lease Obligations”). The Company also loaned the noncontrolling interest owner $2,850 to fund a portion of its initial capital contributions to MSC Mexico.

The acquisition was accounted for as a business acquisition pursuant to ASC 805. As required by ASC 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s acquisition accounting as of August 31, 2019 is preliminary primarily due to the pending final valuation and any additional working capital adjustments to the purchase price. The following table summarizes the amounts of identified assets acquired based on the estimated fair value at the acquisition date:

Inventories	$9,476
Identifiable intangibles	6,200
Goodwill	2,872
Total assets acquired	$18,548
Less: Fair Value of Noncontrolling Interest	(4,637)
Total MSC Industrial Purchase Price Consideration	$13,911

Acquired intangible assets with a fair value of $6,200 consisted of customer relationships with a useful life of nine years. The goodwill amount of $2,872 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and noncontrolling interest. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the acquisition of certain assets and benefit from adding a platform to expand the Company’s footprint in Mexico. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. Goodwill is deductible for tax purposes. The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value. The amount of revenue and loss before provision for income taxes from MSC Mexico included in the consolidated statements of income was $23,159 and ($393), respectively, for the fiscal year ended August 31, 2019. In addition, the Company incurred non-recurring transaction and integration costs relating to MSC Mexico totaling $202, which are included in the Company’s consolidated statement of income as operating expenses for the fiscal year ended August 31, 2019.

Acquisition of AIS

On April 30, 2018, the Company acquired 100% of the outstanding shares of privately held All Integrated Solutions, Inc. (“AIS”), which does business under the name AIS. AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools, headquartered in Franksville, Wisconsin. Total cash consideration paid was $87,848, which included a post-closing working capital adjustment in the amount of $1,155, which was paid out in August 2018. The acquisition was funded from available cash resources and borrowings under the Credit Facility.

Acquisition of DECO

On July 31, 2017, the Company acquired certain assets and assumed certain liabilities of DECO Tool Supply Co. (“DECO”), an industrial supply distributor based in Davenport, Iowa.  The cash purchase price for the combined acquisition of the DECO business and real property was $43,083,  which included a post-closing working capital adjustment in the amount of $738, which was paid out in October 2017.

The acquisitions of AIS, DECO, and TAC were accounted for as business purchases pursuant to ASC 805. The results of operations for AIS, DECO, and TAC have been included in our consolidated financial statements from the respective dates of acquisition.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				August 31,	September 1,
	Number of Years			2019	2018
Land		—		$28,134	$28,154
Building and improvements	3	-	40	187,207	186,208
Leasehold improvements	The lesser of lease term or 7			3,135	3,114
Furniture, fixtures and equipment	3	-	20	181,150	185,556
Computer systems, equipment and software	3	-	10	392,530	364,050
				792,156	767,082
Less: accumulated depreciation and amortization				481,302	455,397
Total				$310,854	$311,685

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $677 and $716 at August 31, 2019 and September 1, 2018, respectively. Depreciation expense was $53,243,  $52,113 and $54,356 for the fiscal years ended August 31, 2019,  September 1, 2018, and September 2, 2017.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
Current:
Federal	$66,161	$85,205	$108,347
State and local	16,239	16,108	16,059
	82,400	101,313	124,406
Deferred:
Federal	10,622	(27,372)	10,938
State and local	1,310	3,025	1,217
	11,932	(24,347)	12,155
Total	$94,332	$76,966	$136,561

Significant components of deferred tax assets and liabilities are as follows:

	August 31,	September 1,
	2019	2018
Deferred tax liabilities:
Depreciation	$(40,602)	$(36,361)
Deferred catalog costs	(546)	(561)
Goodwill	(86,707)	(77,023)
Intangible amortization	(143)	—
	(127,998)	(113,945)
Deferred tax assets:
Accounts receivable	3,823	2,812
Inventory	6,529	6,163
Deferred compensation	853	650
Stock-based compensation	5,887	5,329
Intangible amortization	—	988
Foreign Tax Credit	2,712	2,712
Less: Valuation Allowance	(1,762)	(1,762)
Other accrued expenses/reserves	8,164	7,192
	26,206	24,084
Net Deferred Tax Liabilities	$(101,792)	$(89,861)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
U.S. Federal statutory rate	21.0%	25.6%	35.0%
State income taxes, net of Federal benefit	3.7	3.4	3.0
Revaluation of Net Deferred Tax Liabilities	—	(10.0)	—
Other, net	(0.1)	(0.1)	(0.9)
Effective income tax rate	24.6%	18.9%	37.1%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2019 and 2018 were as follows:

	August 31,	September 1,
	2019	2018
Beginning Balance	$11,943	$12,641
Additions for tax positions relating to current year	2,203	2,811
Additions for tax positions relating to prior years	2,201	1,940
Reductions for tax positions relating to prior years	(409)	(2,821)
Settlements	(1,371)	—
Lapse of statute of limitations	(1,270)	(2,628)
Ending Balance	$13,297	$11,943

Included in the balance of unrecognized tax benefits at August 31, 2019 is $1,134 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2019,  2018 and 2017 provisions include interest and penalties of $27,  $44, and $245, respectively. The Company has accrued $521 and $447 for interest and penalties as of August 31, 2019 and September 1, 2018, respectively.

The Company has a foreign tax credit carryover of $2,712 in fiscal year 2018 of which a valuation allowance of $1,762 has been provided. This foreign tax credit carryover expires beginning fiscal year 2024.

On December 22, 2017, the TCJA was enacted. The TCJA made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has a fiscal August year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory rate of 25.6% for the fiscal year ending September 1, 2018. The Company’s statutory federal tax rate is 21.0% for fiscal years 2019 and beyond. U.S. GAAP required that the impact of tax legislation be recognized in the period in which the law was enacted.

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

The Company is routinely examined by federal and state tax authorities.  The Company is currently under examination by the Internal Revenue Service due to a refund claim for a specific tax credit taken on the Federal tax return and as such is subject to examination from fiscal 2013 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal 2014.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31,	September 1,
	2019	2018
Accrued payroll and fringe	$38,958	$33,012
Accrued bonus	14,132	25,620
Accrued sales, property and income taxes	11,310	13,380
Accrued sales rebates and returns	20,202	18,832
Accrued other	26,751	30,449
Total accrued liabilities	$111,353	$121,293

9. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at August 31, 2019 and September 1, 2018 consisted of the following:

	August 31,	September 1,
	2019	2018

Revolving Credit Facilities
Committed bank facility	$-	$224,000
Uncommitted bank facilities	155,000	-
Private Placement Debt:
Senior notes, series A	75,000	75,000
Senior notes, series B	100,000	100,000
Senior notes	20,000	20,000
Shelf Facility Agreements	90,000	90,000
Capital lease and financing obligations	3,053	27,926
Less: unamortized debt issuance costs	(1,169)	(1,593)
Total debt	$441,884	$535,333
Less: short-term debt(1)	(175,453)	(224,097)
Long-term debt	$266,431	$311,236

__________________________

(1)	Net of unamortized debt issuance costs expected to be amortized in the next 12 months.

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

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. Borrowings under the Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Uncommitted Facility. The Uncommitted Facilities contain limited covenants. An event of default under the Company’s Committed Facility is an event of default under the Uncommitted Facilities. The interest rate on the Uncommitted Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $155,000 outstanding at the end of fiscal 2019 under the Uncommitted Facilities is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During fiscal 2019, the Company borrowed $382,000 and repaid $451,000 under its revolving credit facilities.  As of August 31, 2019 and September 1, 2018, the weighted average interest rates on borrowings under all its revolving credit facilities were 3.01% and 3.20%, respectively.

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

The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of August 31, 2019, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of August 31, 2019, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

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

At August 31, 2019 and September 1, 2018, the Company was in compliance with the operating and financial covenants of the Credit Facility, Private Placement Debt, and Shelf Facility Agreements, respectively.

Maturities of debt, excluding capital lease and financing obligations, as of August 31, 2019 are as follows:

Maturities of
Fiscal Year	Debt
2020	$175,000
2021	20,000
2022	—
2023	125,000
2024	—
Thereafter	120,000
Total	$440,000

Capital Lease Obligations

In connection with the construction of the Company’s CFC in Columbus, Ohio in fiscal 2013, the Finance Authority originally held the title to the building and entered into a long-term lease with the Company. The lease was classified as a capital lease in accordance with ASC Topic 840 and was terminated and paid in full on May 29, 2019.

From time to time, the Company enters into capital leases and financing arrangements with vendors to purchase certain IT equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the fiscal year ended August 31, 2019, the Company entered into capital lease and financing obligations related to certain IT equipment and software totaling $3,497.  The gross amount of property and equipment acquired under the capital lease obligations at August 31, 2019 was approximately $2,593.  There is no related accumulated amortization for these capital leases as of August 31, 2019.

At August 31, 2019, the approximate present value of future minimum payments under capital leases and financing arrangements are as follows:

Fiscal Year	Payments under capital leases and financing arrangements
2020	$840
2021	786
2022	749
2023	578
2024 and beyond	100
Present value of minimum lease payments	$3,053
Less: current portion	840
Long-term capital leases and financing arrangements	$2,213

10. SHAREHOLDERS’ EQUITY

Share Repurchases

During fiscal 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). In 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of August 31, 2019, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During fiscal years 2019 and 2018, the Company repurchased 1,055 shares and 972 shares, respectively, of its Class A common stock for $84,611 and $82,369, respectively. 44 and 54 of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program in fiscal years 2019 and 2018, respectively. The Company retired approximately 8,212 shares of treasury stock during fiscal 2019 that was purchased at a cost of $493,612.

In July 2018, the Company announced that in connection with its existing share repurchase authorization, the Company had entered into a stock purchase agreement with the holders of the Company’s Class B common stock to purchase a pro rata number of shares, such that their aggregate percentage ownership in the Company would remain substantially the same. In September 2018, the Company purchased 113 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $84.29 per share. In October 2018, the Company purchased 2 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $85.00 per share. In November 2018, the Company purchased 123 shares of its Class A common stock from certain of its Class B shareholders at a purchase price of $81.22 per share.  These figures are included in the totals provided in the previous paragraph. All of these shares were immediately retired.

Shares of the Company’s common stock purchased pursuant to the stock purchase agreement, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Repurchase Plan. The Company reissued 64 and 57 shares of treasury stock during fiscal years 2019 and 2018 to fund the Associate Stock Purchase Plan (see Note 11).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 31, 2019, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. On October 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 26, 2019 to shareholders of record at the close of business on November 12, 2019. The dividend will result in a payout of approximately $41,924, based on the number of shares outstanding at October 1, 2019.

11. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC 718. Stock‑based compensation expense included in operating expenses for the fiscal years ended August 31, 2019,  September 1, 2018 and September 2, 2017 was as follows:

	For the Fiscal Years Ended
	August 31,	September 1,	September 2,
	2019	2018	2017
Stock options	$4,786	$4,534	$4,369
Restricted share awards	1,552	2,856	4,399
Restricted stock units	9,633	7,281	4,872
Associate Stock Purchase Plan	312	263	285
Total	16,283	14,934	13,925
Deferred income tax benefit	(4,006)	(4,376)	(5,292)
Stock-based compensation expense, net	$12,277	$10,558	$8,633

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”).  The 2015 Omnibus Plan replaced the Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan.  Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units.  All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan.  Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares, of which 2,726 authorized shares of common stock were remaining as of August 31, 2019.

Stock Options

A summary of the status of the Company’s stock options at August 31, 2019 and changes during the fiscal year then ended is presented in the table and narrative below:

	2019
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,760	$72.96
Granted	398	83.21
Exercised	(208)	75.03
Canceled/Forfeited	(56)	78.30
Outstanding - end of year	1,894	74.73
Exercisable - end of year	888	$72.63

The total intrinsic value of options exercised during the fiscal years ended August 31, 2019,  September 1, 2018 and September 2, 2017 was $1,882,  $7,516, and $9,474, respectively. The unrecognized share-based compensation cost related to stock option expense at August 31, 2019 was $7,697 and will be recognized over a weighted average of 2.1 years.

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended August 31, 2019, September 1, 2018, and September 2, 2017 were as follows:

	2019	2018	2017
Expected life (in years)	4.0	4.0	4.1
Risk-free interest rate	2.98%	1.87%	1.16%
Expected volatility	23.1%	22.1%	20.5%
Expected dividend yield	2.70%	2.30%	2.40%
Weighted-Average Grant-Date Fair Value	$14.05	$12.25	$9.29

The following table summarizes information about stock options outstanding and exercisable at August 31, 2019:

Range of Exercise Prices	Number of Options Outstanding at August 31, 2019	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 31, 2019	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 58.90 – $ 69.46	386	3.1	$59.02	$3,322	266	3.1	$59.08	$2,277
69.47 – 72.23	433	4.2	71.33	—	204	4.2	71.33	—
72.24 – 81.76	501	4.2	80.12	—	214	3.0	80.81	—
81.77 – 83.03	574	4.7	83.14	—	204	2.2	83.03	—
	1,894	4.1	$74.73	$3,322	888	3.1	$72.63	$2,277

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended August 31, 2019 is as follows:

	2019
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	63	$81.98
Granted	—	—
Vested	(41)	81.95
Canceled/Forfeited	(1)	82.61
Non-vested restricted share awards at the end of the year	21	$82.00

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSAs will be settled in shares of the Company’s Class A common stock after the vesting period. The fair value of shares vested during the fiscal years ended August 31, 2019,  September 1, 2018 and September 2, 2017 was $3,368,  $7,222 and $7,357, respectively. The unrecognized compensation cost related to the non-vested RSAs at August 31, 2019 is $266 and will be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

A  summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended August 31, 2019 is as follows:

	2019
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	377	$73.18
Granted	179	82.68
Vested	(105)	72.97
Canceled/Forfeited	(35)	77.52
Non-vested restricted stock unit awards at the end of the year	416	$76.93

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these additional RSUs are subject to the same vesting periods as the RSUs in the underlying award. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at August 31, 2019 was $23,501 and is expected to be recognized over a period of 2.9 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of August 31, 2019, approximately 124 shares remain reserved for issuance under this plan. Associates purchased approximately 64 and 57 shares of common stock during fiscal years 2019 and 2018 at an average per share price of $71.65 and $78.65, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2019,  2018, and 2017, the Company contributed $8,439,  $7,730 and $7,048, respectively, to the plan. The Company contributions are discretionary.

12. SEVERANCE AND SEPARATION BENEFITS

During fiscal 2019, the Company reviewed its operations and identified opportunities for improvements in its workforce strategy and staffing, and increase its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates.

The amount of severance and separation benefit charges and other related costs were accrued for approximately 150 associates in fiscal 2019 for a total of $6,725, which includes $337 of stock-based compensation expense from the acceleration of equity award vestings. These costs are included within operating expenses in the Consolidated Statement of Income for the fiscal year ended August 31, 2019.

Severance and separation benefit charges accrued for in fiscal 2019 were $6,388.  Of this $6,388, $344 of these charges were paid out in fiscal 2019, resulting in a severance and separation cost liability balance of $6,044 at August 31, 2019.

13. COMMITMENTS AND CONTINGENCIES

Leases

Certain of the operations of the Company are conducted on leased premises. The leases (most of which require the Company to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2031. Some of the leased premises contain multiple renewal provisions, exercisable at the Company’s option, as well as escalation clauses. In addition, the Company is obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2023. At August 31, 2019, approximate undiscounted minimum annual rentals on all such leases are as follows:

Fiscal Year	Total Rental Payments
2020	$22,463
2021	18,022
2022	9,923
2023	5,184
2024	4,083
Thereafter	6,023
Total	$65,698

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for fiscal years 2019,  2018 and 2017 was approximately $13,753,  $12,477 and $12,541, respectively.

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

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 31, 2019				Fiscal Year Ended September 1, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$831,597	$823,004	$866,546	$842,670	$768,561	$768,987	$828,345	$837,985
Gross profit	357,985	351,814	368,655	353,589	335,069	337,223	361,001	359,668
Income from operations	103,000	95,981	110,501	90,514	99,278	98,103	115,382	107,790
Net income	74,232	68,430	79,514	66,621	59,585	117,552	79,069	73,017
Net income attributable to MSC Industrial	74,232	68,424	79,601	66,608	59,585	117,552	79,069	73,017
Net income per share attributable to MSC Industrial:
Basic	1.34	1.24	1.44	1.21	1.06	2.08	1.40	1.30
Diluted	1.33	1.24	1.44	1.20	1.05	2.06	1.39	1.29

(1)

In the second quarter of fiscal 2018, the Company recorded a net tax benefit of $41,199 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system, and a net tax benefit of $16,929 attributable to the lower effective tax rate required to bring our first half into alignment with the expected full-year rate.

(2)

In the fourth quarter of fiscal 2019, the Company recorded $6,725 of severance and separation benefits charges and other related costs associated with workforce reduction and increased performance management.  The net income per share impact from these charges were $0.09 in the fourth quarter of fiscal 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2019, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2019 and September 1, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and schedule and our report dated October 24, 2019 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Jericho, New York

October 24, 2019

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors”, “Corporate Governance” and “Executive Officers” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2020, or the 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation,” “Corporate Governance,” and “Compensation Committee Report” in the 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Corporate Governance” in the 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 30 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 31, 2019.

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

None.

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

4.03	Form of Form of 2.65% Senior Note, Series A, due July 28, 2023 (included in Exhibit 4.02).
4.04	Form of Form of 2.90% Senior Note, Series B, due July 28, 2026 (included in Exhibit 4.02).
4.05	Description of Registrant’s Securities**
10.01

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Erik Gershwind (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.02

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Douglas Jones (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2014) (SEC File No. 001-14130).†

10.03

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Steve Armstrong (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.04

Amended and Restated Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Charles Bonomo (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.05

Change in Control Agreement, dated December 3, 2014 between MSC Industrial Direct Co., Inc. and Kari Heerdt (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2015) (SEC File No. 001-14130).†

10.06

Change in Control Agreement, dated September 24, 2015 between MSC Industrial Direct Co., Inc. and Rustom Jilla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2015) (SEC File No. 001-14130).†

10.07

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.08

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

10.09

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on October 30, 2018) (SEC File No. 001-14130).†

10.10

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.11

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.12

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

10.13

Form of Restricted Stock Award under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

Exhibit No.	Description
10.14

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.15

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.16	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.17

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.18	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).†
10.19	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016) (SEC File No. 001-14130). †
10.20

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

10.21

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and Metropolitan Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed with the SEC on January 17, 2018).

10.22

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

10.23

MSC Industrial Direct Co, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10‑K filed with the SEC on October 30, 2018) (SEC File No. 001-14130).†

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

Dated: October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 24, 2019
Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 24, 2019

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 24, 2019
/s/ RUSTOM JILLA Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 24, 2019
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 24, 2019
/s/ ROGER FRADIN Roger Fradin	Director	October 24, 2019
/s/ LOUISE GOESER Louise Goeser	Director	October 24, 2019
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 24, 2019
/s/ DENIS KELLY Denis Kelly	Director	October 24, 2019
/s/ STEVEN PALADINO Steven Paladino	Director	October 24, 2019
/s/ PHILIP PELLER Philip Peller	Director	October 24, 2019

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 2, 2017
Allowance for doubtful accounts(1)	$12,353	$7,048	$—	$6,123	$13,278
Deducted from asset accounts:
For the fiscal year ended September 1, 2018
Allowance for doubtful accounts(1)	$13,278	$6,938	$—	$7,224	$12,992
Deducted from asset accounts:
For the fiscal year ended August 31, 2019
Allowance for doubtful accounts(1)	$12,992	$10,763	$—	$6,667	$17,088

__________________________

(1)	Included in accounts receivable.
(2)	Comprised of uncollected accounts charged against the allowance.

S-1