Form 10-Q
period 2019-11-30
MSC INDUSTRIAL DIRECT CO INC
filed 2020-01-08
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 17, 2019, 45,198,985 shares of Class A common stock and 10,193,348 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to:

•general economic conditions in the markets in which the Company operates;

•changing customer and product mixes;

•competition, including the adoption by competitors of aggressive pricing strategies and sales methods;

•industry consolidation and other changes in the industrial distribution sector;

•retention of key personnel;

•volatility in commodity and energy prices;

•the outcome of government or regulatory proceedings or future litigation;

•credit risk of our customers;

•risk of customer cancellation or rescheduling of orders;

•work stoppages or other business interruptions (including those due to extreme weather conditions) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;

•disruptions or breaches of our information systems, or violations of data privacy laws;

•retention of qualified sales and customer service personnel and metalworking specialists;

•risk of loss of key suppliers, key brands or supply chain disruptions;

•changes to trade policies, including the impact from significant restrictions or tariffs;

•risks related to opening or expanding our customer fulfillment centers;

•litigation risk due to nature of our business;

•risks associated with the integration of acquired businesses or other strategic transactions;

•financial restrictions on outstanding borrowings;

•interest rate uncertainty due to LIBOR reform;

•failure to comply with applicable environmental, health and safety laws and regulations;

•goodwill and intangible assets recorded resulting from our acquisitions could be impaired;

•our common stock price may be volatile; and

•our principal shareholders exercise significant control over us.

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 30,	August 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,778	$32,286
Accounts receivable, net of allowance for doubtful accounts of $17,879 and $17,088, respectively	536,878	541,091
Inventories	539,433	559,136
Prepaid expenses and other current assets	66,731	67,099
Total current assets	1,170,820	1,199,612
Property, plant and equipment, net	312,317	310,854
Goodwill	677,325	677,266
Identifiable intangibles, net	113,740	116,668
Operating lease assets	59,385	—
Other assets	6,178	6,837
Total assets	$2,339,765	$2,311,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt including obligations under finance leases	$138,877	$175,453
Current portion of operating lease liabilities	21,039	—
Accounts payable	142,733	160,110
Accrued expenses and other current liabilities	101,179	111,353
Total current liabilities	403,828	446,916
Long-term debt including obligations under finance leases	267,583	266,431
Noncurrent operating lease liabilities	37,977	—
Deferred income taxes and tax uncertainties	114,011	114,011
Total liabilities	823,399	827,358
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,468,912 and 46,277,284 shares issued, respectively	46	46
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,193,348 and 10,193,348 shares issued and outstanding, respectively	10	10
Additional paid-in capital	668,668	659,226
Retained earnings	970,139	946,651
Accumulated other comprehensive loss	(21,310)	(22,776)
Class A treasury stock, at cost, 1,274,580 and 1,248,944 shares, respectively	(106,690)	(104,607)
Total MSC Industrial shareholders’ equity	1,510,863	1,478,550
Noncontrolling interest	5,503	5,329
Total shareholders' equity	1,516,366	1,483,879
Total liabilities and shareholders’ equity	$2,339,765	$2,311,237

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
Net sales	$823,601	$831,597
Cost of goods sold	476,405	473,612
Gross profit	347,196	357,985
Operating expenses	256,898	254,985
Income from operations	90,298	103,000
Other income (expense):
Interest expense	(3,171)	(4,056)
Interest income	10	162
Other income, net	121	2
Total other expense	(3,040)	(3,892)
Income before provision for income taxes	87,258	99,108
Provision for income taxes	21,806	24,876
Net income	65,452	74,232
Less: Net income attributable to noncontrolling interest	34	—
Net income attributable to MSC Industrial	$65,418	$74,232
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.18	$1.34
Diluted	$1.18	$1.33
Weighted average shares used in computing net income per common share:
Basic	55,275	55,502
Diluted	55,444	55,831

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
Net income, as reported	$65,452	$74,232
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,606	(1,341)
Comprehensive income (1)	67,058	72,891
Comprehensive income attributable to noncontrolling interest:
Net income	(34)	—
Foreign currency translation adjustments	(140)	—
Comprehensive income attributable to MSC Industrial	$66,884	$72,891

(1) There were no material taxes associated with other comprehensive income during the thirteen-week periods ending November 30, 2019 and December 1, 2018, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
Class A Common Stock
Beginning Balance	$46	$55
Repurchase and retirement of Class A common stock	—	(1)
Ending Balance	46	54
Class B Common Stock
Beginning Balance	10	10
Ending Balance	10	10
Additional Paid-in-Capital
Beginning Balance	659,226	657,749
Associate Incentive Plans	9,442	14,323
Repurchase and retirement of Class A common stock	—	(11,887)
Ending Balance	668,668	660,185
Retained Earnings
Beginning Balance	946,651	1,325,822
Net Income	65,418	74,232
Repurchase and retirement of Class A common stock	—	(48,439)
Cash dividends declared on Class A common stock	(33,891)	(28,436)
Cash dividends declared on Class B common stock	(7,645)	(6,422)
Dividend equivalents declared, net of cancellations	(394)	(268)
Ending Balance	970,139	1,316,489
Accumulated Other Comprehensive Loss
Beginning Balance	(22,776)	(19,634)
Foreign Currency Translation Adjustment	1,466	(1,341)
Ending Balance	(21,310)	(20,975)
Treasury Stock
Beginning Balance	(104,607)	(576,748)
Associate Incentive Plans	926	497
Repurchases of Class A common stock	(3,009)	(3,200)
Ending Balance	(106,690)	(579,451)
Total Shareholders' Equity Attributable to MSC Industrial	1,510,863	1,376,312
Noncontrolling Interest
Beginning Balance	5,329	—
Foreign Currency Translation Adjustment	140	—
Net Income	34	—
Ending Balance	5,503	—
Total Shareholders' Equity	$1,516,366	$1,376,312
Dividends declared per Class A Common share	$0.75	$0.63
Dividends declared per Class B Common share	$0.75	$0.63

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
Cash Flows from Operating Activities:
Net income	$65,452	$74,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,025	15,846
Non-cash operating lease cost	5,544	—
Stock-based compensation	4,161	4,174
Loss on disposal of property, plant, and equipment	140	141
Provision for doubtful accounts	2,526	2,814
Changes in operating assets and liabilities:
Accounts receivable	2,565	(10,630)
Inventories	20,627	(9,803)
Prepaid expenses and other current assets	(182)	(2,044)
Operating lease liabilities	(5,425)	—
Other assets	669	753
Accounts payable and accrued liabilities	(27,990)	1,383
Total adjustments	19,660	2,634
Net cash provided by operating activities	85,112	76,866
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(12,689)	(10,053)
Net cash used in investing activities	(12,689)	(10,053)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,009)	(63,527)
Payments of cash dividends	(41,536)	(34,858)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	1,031	954
Proceeds from exercise of Class A common stock options	4,533	9,329
Borrowings under the revolving credit facilities	69,000	245,000
Payments under the revolving credit facilities	(107,000)	(259,000)
Other, net	(180)	753
Net cash used in financing activities	(77,161)	(101,349)
Effect of foreign exchange rate changes on cash and cash equivalents	230	(66)
Net decrease in cash and cash equivalents	(4,508)	(34,602)
Cash and cash equivalents—beginning of period	32,286	46,217
Cash and cash equivalents—end of period	$27,778	$11,615
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,790	$1,761
Cash paid for interest	$895	$1,685

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of November 30, 2019 and December 1, 2018, the results of operations for the thirteen weeks ended November 30, 2019 and December 1, 2018, and cash flows for the thirteen weeks ended November 30, 2019 and December 1, 2018. The August 31, 2019 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2019.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2020 fiscal year will be a 52-week accounting period that will end on August 29, 2020 and its 2019 fiscal year was a 52-week accounting period that ended on August 31, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Effective September 2, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as subsequently amended. This ASU outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersede prior revenue recognition guidance, including industry-specific guidance. Revenue continues to be recognized when products are shipped to the customer and the customer obtains control of the products, and the adoption of this ASU, using the modified retrospective approach, had no impact on the Company’s opening retained earnings. The Company reports its sales net of estimated sales returns and sales incentives. Sales tax collected from customers is excluded from net sales. Additional information and disclosures required by this new standard are contained in Note 2, “Revenue.”

Effective September 2, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. This standard was applied to business combinations that occurred beginning September 2, 2018.

Effective September 1, 2019, the Company adopted 2016-02, Leases (Topic 842) as subsequently amended. This is a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The Company utilized the optional transition method set forth in ASU 2018-11 that allows entities to initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Therefore, the adoption did not require restatement of prior periods. In addition, the Company elected the transition package of practical expedients permitted within the standard, which allowed it to carry forward the historical lease classification for arrangements that commenced prior to the effective date.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

As a result of the adoption of ASC 842 on September 1, 2019, the Company recorded both operating lease assets of $61,212 and operating lease liabilities of $60,730. The adoption of ASC 842 had an immaterial impact on the Company’s Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the thirteen-week period ended November 30, 2019. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. See Note 7 “Leases” for additional qualitative and quantitative information about the Company's leases.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning after December 15, 2019. The new standard is effective for the Company for its fiscal year 2021. The Company is currently evaluating the standard to determine the impact, if any, of adoption to is consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Reclassification

Certain of the prior period line items contained in the Condensed Consolidated Statements of Shareholders’ Equity were condensed to conform to the Company’s current period presentation. The Company combined the “Exercise of common stock options”, the “Common stock issued under associate stock purchase plan”, the “Shares issued upon vesting of restricted stock units, including dividend equivalent units”, and the “Stock-based compensation”, line items into a single line titled “Associate Incentive Plans”. These reclassifications did not affect the total amount of Shareholders’ Equity.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,440 and $5,432 as of November 30, 2019 and August 31, 2019, respectively, and are reported as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $17,793 and $14,770 as of November 30, 2019 and August 31, 2019, respectively, and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were $2,424 and $2,788 as of November 30, 2019 and August 31, 2019, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of November 30, 2019 and August 31, 2019.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed. The following table presents the Company's percentage of net sales by customer end-market for the thirteen-week periods ended November 30, 2019 and December 1, 2018:

	Thirteen Weeks Ended
	November 30, 2019	December 1, 2018
Manufacturing Heavy	47%	49%
Manufacturing Light	23%	22%
Government	7%	8%
Retail/Wholesale	6%	5%
Commercial Services	5%	4%
Other (1)	12%	12%
Total net sales	100%	100%

__________________________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen-week periods ended November 30, 2019 and December 1, 2018:

	Thirteen Weeks Ended
	November 30, 2019		December 1, 2018
	(Dollars in thousands)
United States	$788,364	96%	$806,075	97%
UK	14,082	2%	15,205	2%
Canada	11,110	1%	10,317	1%
Mexico	10,045	1%	-	0%
Total net sales	$823,601	100%	$831,597	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Net Income per Share

The Company’s non-vested restricted share awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. Effective in fiscal 2016, the Company discontinued its granting of restricted share awards.

 The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen weeks ended November 30, 2019 and December 1, 2018, respectively:

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
Net income attributable to MSC Industrial as reported	$65,418	$74,232
Less: Distributed net income available to participating securities	(7)	(20)
Less: Undistributed net income available to participating securities	(5)	(33)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$65,406	$74,179
Add: Undistributed net income allocated to participating securities	5	33
Less: Undistributed net income reallocated to participating securities	(5)	(33)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$65,406	$74,179
Denominator:
Weighted average shares outstanding for basic net income per share	55,275	55,502
Effect of dilutive securities	169	329
Weighted average shares outstanding for diluted net income per share	55,444	55,831
Net income per share Two-class method:
Basic	$1.18	$1.34
Diluted	$1.18	$1.33

Potentially dilutive securities	1,557	408

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in operating expenses for the thirteen-week periods ended November 30, 2019 and December 1, 2018 was as follows:

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018
	(Dollars in thousands)
Stock options	$975	$1,205
Restricted share awards	205	532
Restricted stock units	2,876	2,365
Performance share units	46	—
Associate Stock Purchase Plan	59	72
Total	4,161	4,174
Deferred income tax benefit	(1,040)	(1,048)
Stock-based compensation expense, net	$3,121	$3,126

Stock options

The Company discontinued its grants of stock options in fiscal 2020. For the thirteen weeks ended December 1, 2018, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Thirteen Weeks Ended
December 1,
2018
Expected life (in years)	4.0
Risk-free interest rate	2.98%
Expected volatility	23.13%
Expected dividend yield	2.70%
Weighted-average grant-date fair value	$14.05

A summary of the Company’s stock option activity for the thirteen-week period ended November 30, 2019 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2019	1,894	$74.73
Granted	—	—
Exercised	(73)	61.96
Canceled/Forfeited	(19)	81.94
Outstanding on November 30, 2019	1,802	$75.17	3.9	$5,608
Exercisable on November 30, 2019	1,227	$73.05	3.2	$5,375

The unrecognized share-based compensation cost related to stock option expense at November 30, 2019 was $6,709 and will be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen-week periods ended November 30, 2019 and December 1, 2018 was $941 and $618, respectively.

Performance share units

Beginning with the thirteen-week period ended November 30, 2019, the Company grants performance share units (“PSU”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three year performance period

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. PSUs accrue dividend equivalents (in the form of additional stock units) that are payable upon, and to the same extent as, the vesting of the underlying PSUs.

The following table summarizes all transactions related to PSUs under the Company’s 2015 Omnibus Incentive Plan (based on target award amounts) for the thirteen weeks ended November 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested PSUs at August 31, 2019	—	$—
Granted	31	76.32
Vested	—	—
Canceled/Forfeited	—	—
Non-vested PSUs at November 30, 2019 (1)	31	$76.32
(1) Excludes less than 1 share of accrued incremental dividend equivalent rights on outstanding PSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at November 30, 2019 was $2,311 and is expected to be recognized over a period of 2.9 years.

Restricted share awards

A summary of the non-vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirteen-week period ended November 30, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSAs at August 31, 2019	21	$82.00
Granted	—	—
Vested	(19)	83.01
Canceled/Forfeited	—	—
Non-vested RSAs at November 30, 2019	2	$72.06

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at November 30, 2019 was $66 and will be recognized over a weighted average period of 0.5 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted stock units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity under the Company’s 2015 Omnibus Incentive Plan for the thirteen-week period ended November 30, 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSUs at August 31, 2019	416	$76.93
Granted	218	76.32
Vested	(110)	73.19
Canceled/Forfeited	(8)	78.12
Non-vested RSUs at November 30, 2019 (1)	516	$77.46
(1) Excludes approximately 22 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at November 30, 2019 was $36,672 and is expected to be recognized over a weighted average period of 3.4 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of November 30, 2019 and August 31, 2019.

During the thirteen-weeks ended November 30, 2019 and December 1, 2018, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 6. Debt

Debt at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
	(Dollars in thousands)
Uncommitted bank facilities	$117,000	$155,000
Private Placement Debt:
2.65% Senior notes, series A, due July 28, 2023	75,000	75,000
2.90% Senior notes, series B, due July 28, 2026	100,000	100,000
3.79% Senior notes, due June 11, 2025	20,000	20,000
Shelf Facility Agreements	90,000	90,000
Financing arrangements	1,074	82
Less: unamortized debt issuance costs	(1,064)	(1,169)
Total debt, excluding obligations under finance leases	$402,010	$438,913
Less: current portion(1)	(137,687)	(174,688)
Total long-term debt, excluding obligations under finance leases	$264,323	$264,225

__________________________

(1)Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Revolving Credit Facilities

The Company has a $600,000 committed credit facility (the “Committed Facility”). The Committed Facility, which matures on April 14, 2022, provides for a five year unsecured revolving loan facility. The interest rate is based on either the London Interbank Offered Rate (“LIBOR”) or a base rate, plus in either case a spread based on the Company’s leverage ratio at the end of each fiscal reporting quarter. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Committed Facility bear interest based on LIBOR with one-month interest periods. As of November 30, 2019 and August 31, 2019, the Company does not have an outstanding balance on its Committed Facility.

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. During the first quarter of fiscal 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities (the “Amended Uncommitted Facilities”), totaling $410,000 of maximum uncommitted availability. Borrowings under the Amended Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Amended Uncommitted Facility. The Amended Uncommitted Facilities contain limited covenants. An event of default under the Company’s Committed Facility is an event of default under the Amended Uncommitted Facilities. The interest rate on the Amended Uncommitted Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $117,000 outstanding at the end of the fiscal first quarter of 2020 under the Amended Uncommitted Facilities is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the thirteen-week period ended November 30, 2019, the Company borrowed $69,000 and repaid $107,000 under its revolving credit facilities. As of November 30, 2019 and August 31, 2019, the weighted average interest rates on borrowings under all its revolving credit facilities were 2.57% and 3.01%, respectively.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement” and together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of November 30, 2019, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of November 30, 2019, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements imposes several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At November 30, 2019, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirteen-week period ended November 30, 2019, the Company entered into financing arrangements related to certain IT equipment and software totaling $1,164.  The gross amount of property and equipment acquired under the financing arrangements and its accumulated amortization at November 30, 2019 was $1,328 and $172, respectively.

Note 7. Leases

The Company's lease portfolio includes certain real estate (branch offices and customer fulfillment centers), automobiles, and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen-week period ended November 30, 2019, the variable lease cost was insignificant. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The components of lease cost for the thirteen weeks ended November 30, 2019 were as follows:

Thirteen Weeks Ended
November 30, 2019
(Dollars in thousands)
Operating lease cost	$6,172
Short-term lease cost	264
Finance lease cost:
Amortization of leased assets	262
Interest on leased liabilities	25
Total Lease Cost	$6,723

Supplemental balance sheet information relating to operating and finance leases is as follows:

		November 30,	August 31,
	Classification	2019	2019
Assets		(Dollars in thousands)
Operating lease assets	Operating lease assets	$59,385	$-
Finance lease assets (1)	Property, plant, and equipment, net	4,348	2,958
Total leased assets		$63,733	$2,958
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21,039	$-
Finance	Current portion of long-term debt including obligations under finance leases	1,190	765
Noncurrent
Operating	Noncurrent operating lease liabilities	37,977	-
Finance	Long-term debt including obligations under finance leases	3,260	2,206
Total lease liabilities		$63,466	$2,971
(1) Finance lease assets are net of accumulated amortization of $473 and $1,398 as of November 30, 2019 and August 31, 2019.

November 30,
2019
Weighted average remaining lease term (years)
Operating Leases	4.0
Finance Leases	3.7
Weighted average discount rate
Operating Leases	3.5%
Finance Leases	2.6%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following sets forth supplemental cash flow information related to operating and finance leases:

Thirteen Weeks Ended
November 30, 2019
(Dollars in thousands)
Operating Cash Outflows from Operating Leases	$6,052
Operating Cash Outflows from Finance Leases	25
Financing Cash Outflows from Finance Leases	160
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$3,624
Finance Leases	1,730

As of November 30, 2019, future lease payments were as follows:

Fiscal Year (Dollars in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding three months)	$17,400	$966	$18,366
2021	19,114	1,289	20,403
2022	10,928	1,257	12,185
2023	5,513	996	6,509
2024	4,370	152	4,522
Thereafter	6,393	3	6,396
Total Lease Payments	63,718	4,663	68,381
Less: Imputed Interest	4,702	213	4,915
Present Value of Lease Liabilities (1)	$59,016	$4,450	$63,466

(1) Includes the current portion of $21,039 for operating leases and $1,190 for finance leases

As of November 30, 2019, the Company's future lease obligations which have not yet commenced are immaterial.

Prior Period Disclosures

As a result of the adoption of ASC 842, Leases, on September 1, 2019, the Company is required to present future minimum lease payments for operating and finance lease obligations having initial or remaining non-cancelable lease terms in excess of one year. These future minimum lease payments were previously disclosed in the Company’s 2019 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of August 31, 2019 were as follows:

	August 31, 2019
Fiscal Year	Operating Leases	Capitalized Lease Obligations
2020	$22,463	$792
2021	18,022	812
2022	9,923	781
2023	5,184	604
2024	4,083	106
Thereafter	6,023	-
Total minimum lease payments	$65,698	$3,095
Less: interest		124
Present value of minimum lease payments		$2,971
Less: current maturities		765
Present value of minimum lease payments less current maturities		$2,206

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen-week period ended November 30, 2019, the Company repurchased 41 shares of its Class A common stock for $3,009. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the accompanying condensed consolidated financial statements for the thirteen weeks ended November 30, 2019. During the thirteen-week period ended December 1, 2018, the Company repurchased 778 shares of its Class A common stock for $63,527, which is reflected at cost as treasury stock in the accompanying condensed consolidated financial statements. Of these shares, 40 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. As part of the Company’s ongoing Stock Repurchase Plan, the total number of shares of Class A common stock authorized for future repurchase by the Board of Directors was 1,157 at November 30, 2019.

The Company reissued 16 and 13 shares of treasury stock during the thirteen-week period ended November 30, 2019 and the thirteen-week period ended December 1, 2018, respectively, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

See Note 13 “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about dividends declared.

Note 9. Severance and Separation Benefits

During fiscal 2019, the Company reviewed its operations and identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates.

The amount of severance and separation benefits charges and other related costs were accrued for approximately 125 associates in the fiscal first quarter of 2020 for a total of $2,571, which includes $87 of stock-based compensation expense from the acceleration of equity award vestings. These costs are included within operating expenses in the Consolidated Statement of Income for the quarter ended November 30, 2019.

Severance and separation cost liability had a balance of $6,044 at August 31, 2019. Of these totals, $6,436 of charges were paid out in the first quarter of fiscal 2020, resulting in a severance and separation cost liability balance of $2,092 at November 30, 2019.

Note 10. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty days to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended November 30, 2019 and December 1, 2018 was minimal.

Note 11. Income Taxes

During the thirteen-week period ended November 30, 2019, there were no material changes in unrecognized tax benefits.

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

Note 13. Subsequent Events

In December 2019, the Board of Directors declared a regular quarterly cash dividend of $0.75 per share as well as a special dividend of $5.00 per share payable on February 5, 2020 to shareholders of record at the close of business on January 22, 2020. The regular and special dividends will result in payouts of approximately $41,500 and $277,000, respectively, based on the number of shares outstanding at December 17, 2019. The Company will initially fund these payments from cash on hand and its revolving credit facility.

In December 2019, the Company paid a post-closing working capital adjustment in accordance with the February 2019 acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC ”). This adjustment increases the purchase price by $2,286 with a corresponding increase to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

We offer approximately 1,717,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 99 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reduction throughout our business through cost-saving strategies and increased leverage from our existing infrastructure. Furthermore, we will continue to provide additional procurement cost-saving solutions to our customers through technology such as our Customer Managed Inventory, Vendor Managed Inventory (“VMI”), and vending programs.

Our field sales and service associate headcount was 2,349 at November 30, 2019, compared to 2,417 at December 1, 2018. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role to drive value for our customers.

Recent Developments and Highlights

Highlights during the first fiscal quarter ended November 30, 2019 include the following:

•We generated $85.1 million of cash from operations, compared to $76.9 million for the same period in the prior fiscal year.

•We paid out $41.5 million in cash dividends, compared to $34.9 million for the same period in the prior fiscal year.

•We incurred $2.6 million of severance and separation benefits charges and other related costs associated primarily with sales workforce realignment.

Our Strategy

Our objective is to continue to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 70% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2020. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past 12-month period ending November 2019 were as follows:

Period	MBI
September	48.6
October	48.3
November	47.0

Fiscal 2020 Q1 average	48.0
12-month average	51.1

The MBI trended below 50.0 during the fiscal 2020 first quarter, indicating contraction and overall slower growth in the metalworking manufacturing environment. The most recent December MBI reading of 48.2 is indicative of continued contraction. We will continue to monitor economic conditions for their impact on our customers and markets and continue to assess business risks and opportunities.

Thirteen-Week Period Ended November 30, 2019 Compared to the Thirteen-Week Period Ended December 1, 2018

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 30, 2019		December 1, 2018		Change

	$	%	$	%	$	%
Net sales	$823,601	100.0%	$831,597	100.0%	$(7,996)	(1.0)%
Cost of goods sold	476,405	57.8%	473,612	57.0%	2,793	0.6%
Gross profit	347,196	42.2%	357,985	43.0%	(10,789)	(3.0)%
Operating expenses	256,898	31.2%	254,985	30.7%	1,913	0.8%
Income from operations	90,298	11.0%	103,000	12.4%	(12,702)	(12.3)%
Total other expense	(3,040)	(0.4)%	(3,892)	(0.5)%	852	(21.9)%
Income before provision for income taxes	87,258	10.6%	99,108	11.9%	(11,850)	(12.0)%
Provision for income taxes	21,806	2.6%	24,876	3.0%	(3,070)	(12.3)%
Net income	65,452	7.9%	74,232	8.9%	(8,780)	(11.8)%
Less: Net income attributable to noncontrolling interest	34	0.0%	-	0.0%	34	0.0%
Net income attributable to MSC Industrial	$65,418	7.9%	$74,232	8.9%	$(8,814)	(11.9)%

Net Sales

Net sales decreased $8.0 million for the thirteen-week period ended November 30, 2019, as compared to the thirteen-week period ended December 1, 2018. We estimate that this $8.0 million decrease in net sales is comprised of (i) $24.8 million of lower sales volume, excluding MSC Mexico operations; (ii) $0.5 million unfavorable foreign exchange impact; partially offset by (iii) $10.0 million of net sales from MSC Mexico, which commenced operations in February 2019; and (iv) $7.3 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $8.0 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by $1.8 million and sales other than to our Large Account Customers decreased by $6.2 million, which includes $10.0 million of net sales from MSC Mexico partially offsetting the decrease.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended November 30, 2019 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2020 vs. 2019 Fiscal Period	Thirteen Week Period Ended Fiscal Q1	% of Total Business

Total Company	(1.0)%
Manufacturing Customers	(1.3)%	70%
Non-Manufacturing Customers	(0.3)%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.7% of consolidated net sales for the thirteen-week period ended November 30, 2019, compared to 60.1% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the acquisition of AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.2% for the thirteen-week period ended November 30, 2019 as compared to 43.0% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 20 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019.

Operating Expenses

Operating expenses increased 0.8% to $256.9 million for the thirteen-week period ended November 30, 2019, as compared to $255.0 million for the same period in the prior fiscal year. Operating expenses were 31.2% of net sales for the thirteen-week period ended November 30, 2019, as compared to 30.7% for the thirteen-week period ended December 1, 2018. The increase in operating expenses was primarily attributable to an increase in depreciation and amortization as well as payroll and payroll-related costs. In addition, we incurred approximately $2.6 million in severance and separation related costs during the thirteen-week period ended November 30, 2019. Operating expenses also increased due to the operations of MSC Mexico which commenced in our second quarter of fiscal 2019. MSC Mexico operating expenses accounted for $1.9 million, respectively, of total operating expenses for the thirteen-week period ended November 30, 2019.

Depreciation and amortization increased by $1.2 million for the thirteen-week period ended November 30, 2019, as compared to the same period in the prior fiscal year. The primary driver of this increase was greater investment in capital projects related to information technology, which generally have shorter useful lives.

Payroll and payroll-related costs were 56.0% of total operating expenses for the thirteen-week period ended November 30, 2019, as compared to 56.1% for the thirteen-week period ended December 1, 2018. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of bonus expense, increased for the thirteen-week period ended November 30, 2019, as compared to the same period in the prior fiscal year. The increase in salary expense was primarily related to annual merit increases. Also contributing to the increase in payroll and payroll-related costs was increased fringe costs associated with higher medical costs.

Freight expense was $33.5 million for the thirteen-week period ended November 30, 2019, as compared to $34.2 million for the same period in the prior fiscal year. The primary driver of this decrease was lower sales.

Income from Operations

Income from operations decreased 12.3% to $90.3 million for the thirteen-week period ended November 30, 2019, as compared to $103.0 million for the same period in the prior fiscal year. This was primarily attributable to a decrease in net sales and gross profit, as well as an increase in operating expenses as described above. Income from operations as a percentage of net sales decreased to 11.0% for the thirteen-week period ended November 30, 2019, from 12.4% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin and an increase in operating expenses as a percent of sales, mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended November 30, 2019 was 25.0% as compared to 25.1% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen-week period ended November 30, 2019, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	November 30,	August 31,
	2019	2019	$ Change
	(Dollars in thousands)
Total debt, including obligations under finance leases	$406,460	$441,884	$(35,424)
Less: Cash and cash equivalents	(27,778)	(32,286)	4,508
Net debt, including obligations under finance leases	$378,682	$409,598	$(30,916)
Equity	$1,516,366	$1,483,879	$32,487

As of November 30, 2019, we held $27.8 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. As of November 30, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $406.5 million, net of unamortized debt issuance costs of $1.1 million. As of August 31, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $441.9 million, net of unamortized debt issuance costs of $1.2 million.

In December 2019, the Board of Directors declared a regular quarterly cash dividend of $0.75 per share as well as a special dividend of $5.00 per share payable on February 5, 2020 to shareholders of record at the close of business on January 22, 2020. The regular and special dividends will result in payouts of approximately $41,500 and $277,000, respectively, based on the number of shares outstanding at December 17, 2019. The Company will initially fund these payments from cash on hand and its revolving credit facility.

We believe, based on our current business plan, that our existing cash, funds available under our credit facilities, and cash flow from operations will be sufficient to fund our planned capital expenditures and operating cash requirements for at least the next 12 months.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	November 30,	December 1,
	2019	2018

	(Dollars in thousands)
Net cash provided by operating activities	$85,112	$76,866
Net cash used in investing activities	(12,689)	(10,053)
Net cash used in financing activities	(77,161)	(101,349)
Effect of foreign exchange rate changes on cash and cash equivalents	230	(66)
Net increase (decrease) in cash and cash equivalents	$(4,508)	$(34,602)

Operating Activities

Net cash provided by operating activities for the thirteen-week periods ended November 30, 2019 and December 1, 2018 was $85.1 million and $76.9 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in inventories, and a decrease in the change in accounts receivable, partially offset by a decrease in the change in accounts payable and accrued liabilities relating to a decrease in the change in the payroll accrual based on the payroll periods, and a decrease in net income contributed to most of the increase in net cash provided by operating activities.

	November 30,	August 31,	December 1,
	2019	2019	2018
	(Dollars in thousands)
Working Capital	$766,992	$752,696	$654,817
Current Ratio	2.9	2.7	2.4

Days Sales Outstanding	59.6	56.8	58.4
Inventory Turnover	3.5	3.5	3.6

The increases in working capital and the current ratio as of November 30, 2019 compared to December 1, 2018 is primarily due to a reduction in our current debt outstanding.

The increase in days sales outstanding is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turns, calculated using a thirteen-point average inventory balance, remained relatively consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirteen-week periods ended November 30, 2019 and December 1, 2018 was $12.7 million and $10.1 million, respectively. The use of cash for both periods consisted of expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirteen-week periods ended November 30, 2019 and December 1, 2018 was $77.2 million and $101.3 million, respectively. The major components contributing to the use of cash for the thirteen-week period ended November 30, 2019 were dividends paid of $41.5 million, net payments on all credit facilities of $38.0 million, and repurchases of our common stock of $3.0 million. This was partially offset by proceeds from the exercise of common stock options of $4.5 million. The major components contributing to the use of cash for the thirteen-week period ended December 1, 2018 were dividends paid of $34.9 million, net payments on all credit facilities of $14.0 million, and repurchases of our common stock of $63.5 million. This was partially offset by proceeds from the exercise of common stock options of $9.3 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended August 31, 2019. As of November 30, 2019, there have been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 31, 2019.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600 million Committed Facility. The Company also has five Amended Uncommitted Facilities, totaling $410 million of maximum uncommitted availability. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities. As of November 30, 2019, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of $595.9 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018, we entered into an additional note purchase agreement. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

Financing Arrangements

From time to time, we enter into financing arrangements. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of November 30, 2019, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2025. See Note 7 “Leases” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our finance and operating leases.

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

There have been no material changes outside the ordinary course of business in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 31, 2019 fiscal year-end.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (AARC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. AARC has proposed a paced market transition plan to SOFR from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. We do not currently have material contracts, with the exception of our credit facilities, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended November 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/19-9/30/19	739	$69.85	—	1,157,038
10/1/19-10/31/19	38,525	72.96	—	1,157,038
11/1/19-11/30/19	2,024	75.30	—	1,157,038
Total	41,288	$72.94	—

__________________________

(1)During the thirteen weeks ended November 30, 2019, 41,288 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of November 30, 2019, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Performance Share Unit Award Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

__________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 8, 2020	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 8, 2020	By:	/s/ RUSTOM JILLA Executive Vice President and Chief Financial Officer (Principal Financial Officer)