Form 10-Q
period 2020-02-29
MSC INDUSTRIAL DIRECT CO INC
filed 2020-04-08
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

As of March 16, 2020, 45,426,994 shares of Class A common stock and 10,129,856 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to the following, many of which are, and will be, amplified by the COVID-19 pandemic:

•the impact of the COVID-19 pandemic on our sales, operations and supply chain;

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

•litigation risk due to the nature of our business;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 29,	August 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,867	$32,286
Accounts receivable, net of allowance for doubtful accounts of $18,577 and $17,088, respectively	536,902	541,091
Inventories	556,402	559,136
Prepaid expenses and other current assets	74,376	67,099
Total current assets	1,212,547	1,199,612
Property, plant and equipment, net	311,267	310,854
Goodwill	677,039	677,266
Identifiable intangibles, net	110,644	116,668
Operating lease assets	60,064	—
Other assets	5,472	6,837
Total assets	$2,377,033	$2,311,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt including obligations under finance leases	$410,360	$175,453
Current portion of operating lease liabilities	21,587	—
Accounts payable	155,304	160,110
Accrued expenses and other current liabilities	107,307	111,353
Total current liabilities	694,558	446,916
Long-term debt including obligations under finance leases	267,533	266,431
Noncurrent operating lease liabilities	38,119	—
Deferred income taxes and tax uncertainties	114,010	114,011
Total liabilities	1,114,220	827,358
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,685,151 and 46,277,284 shares issued, respectively	47	46
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,129,856 and 10,193,348 shares issued and outstanding, respectively	10	10
Additional paid-in capital	681,657	659,226
Retained earnings	703,396	946,651
Accumulated other comprehensive loss	(22,053)	(22,776)
Class A treasury stock, at cost, 1,258,157 and 1,248,944 shares, respectively	(105,758)	(104,607)
Total MSC Industrial shareholders’ equity	1,257,299	1,478,550
Noncontrolling interest	5,514	5,329
Total shareholders' equity	1,262,813	1,483,879
Total liabilities and shareholders’ equity	$2,377,033	$2,311,237

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29,	March 2,	February 29,	March 2,
	2020	2019	2020	2019
Net sales	$786,094	$823,004	$1,609,695	$1,654,601
Cost of goods sold	455,042	471,190	931,447	944,802
Gross profit	331,052	351,814	678,248	709,799
Operating expenses	253,382	255,833	510,280	510,818
Income from operations	77,670	95,981	167,968	198,981
Other income (expense):
Interest expense	(3,495)	(4,539)	(6,666)	(8,595)
Interest income	68	164	78	326
Other (expense) income, net	(70)	(237)	51	(235)
Total other expense	(3,497)	(4,612)	(6,537)	(8,504)
Income before provision for income taxes	74,173	91,369	161,431	190,477
Provision for income taxes	18,617	22,939	40,423	47,815
Net income	55,556	68,430	121,008	142,662
Less: Net income attributable to noncontrolling interest	56	6	90	6
Net income attributable to MSC Industrial	$55,500	$68,424	$120,918	$142,656
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.00	$1.24	$2.18	$2.58
Diluted	$1.00	$1.24	$2.18	$2.56
Weighted average shares used in computing net income per common share:
Basic	55,467	55,139	55,371	55,320
Diluted	55,587	55,362	55,545	55,619

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29,	March 2,	February 29,	March 2,
	2020	2019	2020	2019
Net income, as reported	$55,556	$68,430	$121,008	$142,662
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(788)	675	818	(666)
Comprehensive income (1)	54,768	69,105	121,826	141,996
Comprehensive income attributable to noncontrolling interest:
Net income	(56)	(6)	(90)	(6)
Foreign currency translation adjustments	45	63	(95)	63
Comprehensive income attributable to MSC Industrial	$54,757	$69,162	$121,641	$142,053

(1) There were no material taxes associated with other comprehensive income during the thirteen and twenty-six-week periods ending February 29, 2020 and March 2, 2019, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29,	March 2,	February 29,	March 2,
	2020	2019	2020	2019
Class A Common Stock
Beginning Balance	$46	$54	$46	$55
Repurchase and retirement of Class A common stock	—	—	—	(1)
Associate Incentive Plans	1	—	1	—
Ending Balance	47	54	47	54
Class B Common Stock
Beginning Balance	10	10	10	10
Ending Balance	10	10	10	10
Additional Paid-in-Capital
Beginning Balance	668,668	660,185	659,226	657,749
Associate Incentive Plans	12,989	9,862	22,431	24,185
Repurchase and retirement of Class A common stock	—	—	—	(11,887)
Ending Balance	681,657	670,047	681,657	670,047
Retained Earnings
Beginning Balance	970,139	1,316,489	946,651	1,325,822
Net Income	55,500	68,424	120,918	142,656
Repurchase and retirement of Class A common stock	—	—	—	(48,439)
Cash dividends declared on Class A common stock	(261,032)	(28,271)	(294,923)	(56,707)
Cash dividends declared on Class B common stock	(58,247)	(6,422)	(65,892)	(12,844)
Dividend equivalents declared, net of cancellations	(2,964)	(248)	(3,358)	(516)
Ending Balance	703,396	1,349,972	703,396	1,349,972
Accumulated Other Comprehensive Loss
Beginning Balance	(21,310)	(20,975)	(22,776)	(19,634)
Foreign Currency Translation Adjustment	(743)	738	723	(603)
Ending Balance	(22,053)	(20,237)	(22,053)	(20,237)
Treasury Stock
Beginning Balance	(106,690)	(579,451)	(104,607)	(576,748)
Associate Incentive Plans	1,131	746	2,057	1,243
Repurchases of Class A common stock	(199)	(20,898)	(3,208)	(24,098)
Ending Balance	(105,758)	(599,603)	(105,758)	(599,603)
Total Shareholders' Equity Attributable to MSC Industrial	1,257,299	1,400,243	1,257,299	1,400,243
Noncontrolling Interest
Beginning Balance	5,503	—	5,329	—
Issuance of Noncontrolling Interest in MSC Mexico	—	4,637	—	4,637
Capital Contributions	—	1,022	—	1,022
Foreign Currency Translation Adjustment	(45)	(63)	95	(63)
Net Income	56	6	90	6
Ending Balance	5,514	5,602	5,514	5,602
Total Shareholders' Equity	$1,262,813	$1,405,845	$1,262,813	$1,405,845
Dividends declared per Class A Common share	$5.75	$0.63	$6.50	$1.26
Dividends declared per Class B Common share	$5.75	$0.63	$6.50	$1.26

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 29,	March 2,
	2020	2019
Cash Flows from Operating Activities:
Net income	$121,008	$142,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,313	32,076
Non-cash operating lease cost	11,061	—
Stock-based compensation	8,178	8,078
Loss on disposal of property, plant, and equipment	227	343
Provision for doubtful accounts	4,704	6,050
Changes in operating assets and liabilities:
Accounts receivable	(2,105)	(20,510)
Inventories	3,449	(44,642)
Prepaid expenses and other current assets	(7,953)	(13,359)
Operating lease liabilities	(10,931)	—
Other assets	1,375	(1,545)
Accounts payable and accrued liabilities	(7,511)	(10,575)
Total adjustments	34,807	(44,084)
Net cash provided by operating activities	155,815	98,578
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(25,737)	(23,156)
Cash used in business acquisitions, net of cash acquired	(2,286)	(11,625)
Net cash used in investing activities	(28,023)	(34,781)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,208)	(84,425)
Payments of regular cash dividends	(83,181)	(69,551)
Payments of special cash dividends	(277,634)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	2,202	2,429
Proceeds from exercise of Class A common stock options	13,390	14,518
Borrowings under the revolving credit facilities	389,600	326,000
Contributions from non-controlling interest	105	918
Payments under the revolving credit facilities	(156,000)	(269,000)
Other, net	(696)	241
Net cash used in financing activities	(115,422)	(78,870)
Effect of foreign exchange rate changes on cash and cash equivalents	211	23
Net increase (decrease) in cash and cash equivalents	12,581	(15,050)
Cash and cash equivalents—beginning of period	32,286	46,217
Cash and cash equivalents—end of period	$44,867	$31,167
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$37,286	$47,834
Cash paid for interest	$5,636	$8,316

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of February 29, 2020 and August 31, 2019, the results of operations for the thirteen and twenty-six weeks ended February 29, 2020 and March 2, 2019, and cash flows for the twenty-six weeks ended February 29, 2020 and March 2, 2019. The August 31, 2019 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019.

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

Recently Adopted Accounting Pronouncements

Effective September 1, 2019, the Company adopted 2016-02, Leases (Topic 842) as subsequently amended. This is a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The Company utilized the optional transition method set forth in Accounting Standard Update (“ASU”) 2018-11 that allows entities to initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Therefore, the adoption did not require restatement of prior periods. In addition, the Company elected the transition package of practical expedients permitted within the standard, which allowed it to carry forward the historical lease classification for arrangements that commenced prior to the effective date.

As a result of the adoption of ASC 842 on September 1, 2019, the Company recorded both operating lease assets of $61,212 and operating lease liabilities of $60,730. The adoption of ASC 842 had an immaterial impact on the Company’s Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. See Note 7 “Leases” for additional qualitative and quantitative information about the Company's leases.

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

after December 15, 2019. The new standard is effective for the Company for its fiscal year 2021. The Company is currently evaluating the standard to determine the impact, if any, of adoption to its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,592 and $5,432 as of February 29, 2020 and August 31, 2019, respectively, and are reported as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $18,843 and $14,770 as of February 29, 2020 and August 31, 2019, respectively, and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were $4,031 and $2,788 as of February 29, 2020 and August 31, 2019, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of February 29, 2020 and August 31, 2019.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following tables presents the Company's percentage of net sales by customer end-market for the thirteen and twenty-six-week periods ended February 29, 2020 and March 2, 2019:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	February 29, 2020	March 2, 2019
Manufacturing Heavy	47%	49%
Manufacturing Light	23%	22%
Government	7%	7%
Retail/Wholesale	6%	6%
Commercial Services	5%	5%
Other (1)	12%	11%
Total net sales	100%	100%

__________________________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 29, 2020	March 2, 2019
Manufacturing Heavy	47%	49%
Manufacturing Light	23%	22%
Government	7%	8%
Retail/Wholesale	6%	5%
Commercial Services	5%	4%
Other (1)	12%	12%
Total net sales	100%	100%

__________________________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen and twenty-six-week periods ended February 29, 2020 and March 2, 2019:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	February 29, 2020		March 2, 2019
United States	$752,300	96%	$796,995	97%
UK	13,274	2%	13,769	2%
Canada	10,147	1%	9,299	1%
Mexico	10,373	1%	2,941	< 1%
Total net sales	$786,094	100%	$823,004	100%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020		March 2, 2019
United States	$1,540,663	96%	$1,603,070	97%
UK	27,356	2%	28,974	2%
Canada	21,258	1%	19,616	1%
Mexico	20,418	1%	2,941	< 1%
Total net sales	$1,609,695	100%	$1,654,601	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3: Net Income per Share

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

 The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and twenty-six weeks ended February 29, 2020 and March 2, 2019, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29,	March 2,	February 29,	March 2,
	2020	2019	2020	2019
Net income attributable to MSC Industrial as reported	$55,500	$68,424	$120,918	$142,656
Less: Distributed net income available to participating securities	—	(5)	(24)	(24)
Less: Undistributed net income available to participating securities	—	(15)	—	(46)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$55,500	$68,404	$120,894	$142,586
Add: Undistributed net income allocated to participating securities	—	15	—	46
Less: Undistributed net income reallocated to participating securities	—	(15)	—	(46)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$55,500	$68,404	$120,894	$142,586
Denominator:
Weighted average shares outstanding for basic net income per share	55,467	55,139	55,371	55,320
Effect of dilutive securities	120	223	174	299
Weighted average shares outstanding for diluted net income per share	55,587	55,362	55,545	55,619
Net income per share Two-class method:
Basic	$1.00	$1.24	$2.18	$2.58
Diluted	$1.00	$1.24	$2.18	$2.56

Potentially dilutive securities	1,096	1,123	1,447	718

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in operating expenses for the thirteen and twenty-six-week periods ended February 29, 2020 and March 2, 2019 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29,	March 2,	February 29,	March 2,
	2020	2019	2020	2019
	(Dollars in thousands)
Stock options	$754	$1,121	$1,729	$2,326
Restricted share awards	(21)	338	184	870
Restricted stock units	3,039	2,364	5,915	4,729
Performance share units	168	—	214	—
Associate Stock Purchase Plan	77	81	136	153
Total	4,017	3,904	8,178	8,078
Deferred income tax benefit	(1,008)	(980)	(2,048)	(2,028)
Stock-based compensation expense, net	$3,009	$2,924	$6,130	$6,050

Stock Options

The Company discontinued its grants of stock options in fiscal 2020. For the thirteen and twenty-six-week periods ended March 2, 2019, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Thirteen and Twenty-Six Weeks Ended
March 2,
2019
Expected life (in years)	4.0
Risk-free interest rate	2.98%
Expected volatility	23.13%
Expected dividend yield	2.70%
Weighted-average grant-date fair value	$14.05

A summary of the Company’s stock option activity for the twenty-six-week period ended February 29, 2020 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2019	1,894	$74.73
Granted	—	—
Exercised	(210)	63.87
Canceled/Forfeited	(99)	80.56
Outstanding on February 29, 2020	1,585	$75.80	3.7	$747
Exercisable on February 29, 2020	1,056	$73.82	3.0	$747

The unrecognized share-based compensation cost related to stock option expense at February 29, 2020 was $5,436 and will be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the twenty-six-week periods ended February 29, 2020 and March 2, 2019 was $2,574 and $1,617, respectively.

Performance Share Units

Beginning in fiscal 2020, the Company grants performance share units (“PSU”) as part of its long-term stock-based

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

compensation program. PSUs cliff vest after a three year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount.

The following table summarizes all transactions related to PSUs under the Company’s 2015 Omnibus Incentive Plan (based on target award amounts) for the twenty-six weeks ended February 29, 2020:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested PSUs at August 31, 2019	—	$—
Granted	31	76.32
Vested	—	—
Canceled/Forfeited	(3)	76.32
Non-vested PSUs at February 29, 2020 (1)	28	$76.32
(1) Excludes 3 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at February 29, 2020 was $1,908 and is expected to be recognized over a period of 2.7 years.

Restricted Share Awards

A summary of the non-vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the twenty-six-week period ended February 29, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSAs at August 31, 2019	21	$82.00
Granted	—	—
Vested	(19)	82.90
Canceled/Forfeited	(1)	70.40
Non-vested RSAs at February 29, 2020	1	$72.23

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs will be settled in shares of the Company’s Class A common stock when vested. The unrecognized share-based compensation cost related to RSAs at February 29, 2020 was minimal and the remaining RSAs will vest in March 2020.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity under the Company’s 2015 Omnibus Incentive Plan for the twenty-six-week period ended February 29, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSUs at August 31, 2019	416	$76.93
Granted	237	75.97
Vested	(127)	74.72
Canceled/Forfeited	(33)	77.23
Non-vested RSUs at February 29, 2020 (1)	493	$77.02
(1) Excludes approximately 60 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at February 29, 2020 was $32,969 and is expected to be recognized over a weighted average period of 3.2 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of February 29, 2020 and August 31, 2019.

During the twenty-six-week periods ended February 29, 2020 and March 2, 2019, the Company had no remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 6. Debt

Debt at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
	(Dollars in thousands)
Uncommitted bank facilities	$288,600	$155,000
Private Placement Debt:
2.65% Senior notes, series A, due July 28, 2023	75,000	75,000
2.90% Senior notes, series B, due July 28, 2026	100,000	100,000
3.79% Senior notes, due June 11, 2025	20,000	20,000
Revolving Credit Facility	100,000	-
Shelf Facility Agreements	90,000	90,000
Financing arrangements	903	82
Less: unamortized debt issuance costs	(958)	(1,169)
Total debt, excluding obligations under finance leases	$673,545	$438,913
Less: current portion(1)	(409,116)	(174,688)
Total long-term debt, excluding obligations under finance leases	$264,429	$264,225

__________________________

(1)Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

Revolving Credit Facility and Uncommitted Credit Facilities

The Company has a $600,000 committed credit facility (the “Committed Facility”). The Committed Facility, which matures on April 14, 2022, provides for a five year unsecured revolving loan facility. The interest rate is based on either the London Interbank Offered Rate (“LIBOR”) or a base rate, plus in either case a spread based on the Company’s leverage ratio at the end of each fiscal reporting quarter. Based on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Committed Facility bear interest based on LIBOR with one-month interest periods. As of February 29, 2020 and August 31, 2019, the Company had an outstanding balance of $100,000 and $0, respectively, on its Committed Facility.

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. During the first quarter of fiscal 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities (the “Amended Uncommitted Facilities”), totaling $410,000 of maximum uncommitted availability. Borrowings under the Amended Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Amended Uncommitted Facility. The Amended Uncommitted Facilities contain limited covenants. As of February 29, 2020, the Company had an outstanding balance of $288,000 on the Amended Uncommitted Facilities.

During the second quarter of fiscal 2020, the Company entered into an additional uncommitted credit facility (“New Uncommitted Credit Facility”), totaling $5,000 of maximum uncommitted availability. As of February 29, 2020, the Company had an outstanding balance of $600 on the New Uncommitted Credit Facility.

An event of default under the Company’s Committed Facility is an event of default under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility. The interest rate on the Amended Uncommitted Facilities and the New Uncommitted Credit Facility is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $288,600 outstanding at the end of the fiscal second quarter of 2020 under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the twenty-six-week period ended February 29, 2020, the Company borrowed $389,600 and repaid $156,000 under all of its credit facilities. As of February 29, 2020 and August 31, 2019, the weighted average interest rates on borrowings under all of its credit facilities were 2.57% and 3.01%, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement” and together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. In June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.22% Series 2018A Notes, due June 11, 2020 and $20,000 aggregate principal amount of 3.42% Series 2018B Notes, due June 11, 2021. Interest is payable semiannually at the fixed stated interest rates. As of February 29, 2020, the uncommitted availability under the Met Life Note Purchase Agreement is $210,000.

The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. In January 2018, the Company completed the issuance and sale of $50,000 aggregate principal amount of 3.04% Senior Notes due January 12, 2023. Interest is payable semiannually. As of February 29, 2020, the uncommitted availability under the Prudential Note Purchase Agreement is $200,000.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements imposes several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At February 29, 2020, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the twenty-six-week period ended February 29, 2020, the Company entered into financing arrangements related to certain IT equipment and software totaling $1,164. The gross amount of property and equipment acquired under the financing arrangements and its accumulated amortization at February 29, 2020 was $1,328 and $343, respectively.

Note 7. Leases

The Company's lease portfolio includes certain real estate (branch offices and customer fulfillment centers), automobiles, and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of twelve months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen and twenty-six-week periods ended February 29, 2020, the variable lease cost was insignificant. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The components of lease cost for the thirteen and twenty-six weeks ended February 29, 2020 were as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	February 29, 2020	February 29, 2020
	(Dollars in thousands)
Operating lease cost	$6,188	$12,360
Short-term lease cost	220	484
Finance lease cost:
Amortization of leased assets	311	573
Interest on leased liabilities	30	55
Total Lease Cost	$6,749	$13,472

Supplemental balance sheet information relating to operating and finance leases is as follows:

		February 29,	August 31,
	Classification	2020	2019
Assets		(Dollars in thousands)
Operating lease assets	Operating lease assets	$60,064	$-
Finance lease assets (1)	Property, plant, and equipment, net	4,280	2,958
Total leased assets		$64,344	$2,958
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21,587	$-
Finance	Current portion of long-term debt including obligations under finance leases	1,244	765
Noncurrent
Operating	Noncurrent operating lease liabilities	38,119	-
Finance	Long-term debt including obligations under finance leases	3,104	2,206
Total lease liabilities		$64,054	$2,971
(1) Finance lease assets are net of accumulated amortization of $793 and $1,398 as of February 29, 2020 and August 31, 2019.

February 29,
2020
Weighted average remaining lease term (years)
Operating Leases	4.0
Finance Leases	3.4
Weighted average discount rate
Operating Leases	3.5%
Finance Leases	2.6%

The following sets forth supplemental cash flow information related to operating and finance leases:

Twenty-Six Weeks Ended
February 29, 2020
(Dollars in thousands)
Operating Cash Outflows from Operating Leases	$12,188
Operating Cash Outflows from Finance Leases	55
Financing Cash Outflows from Finance Leases	504
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$9,817
Finance Leases	1,973

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

As of February 29, 2020, future lease payments were as follows:

Fiscal Year (Dollars in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding six months)	$12,804	$687	$13,491
2021	22,176	1,375	23,551
2022	13,883	1,344	15,227
2023	7,485	1,018	8,503
2024	5,110	152	5,262
Thereafter	7,274	3	7,277
Total Lease Payments	68,732	4,579	73,311
Less: Imputed Interest	9,026	231	9,257
Present Value of Lease Liabilities (1)	$59,706	$4,348	$64,054

(1) Includes the current portion of $21,587 for operating leases and $1,244 for finance leases

As of February 29, 2020, the Company's future lease obligations which have not yet commenced are immaterial.

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

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen and twenty-six-week periods ended February 29, 2020, the Company repurchased 3 and 44 shares of its Class A common stock for $199 and $3,208, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the accompanying Condensed Consolidated Financial Statements for the thirteen and twenty-six-week periods ended February 29, 2020. During the thirteen and twenty-six-week periods ended March 2, 2019, the Company repurchased 275 and 1,053 shares of its Class A common stock for $20,898 and $84,425, respectively. From these totals, 275 and 315 shares were not retired and the amounts of $20,898 and $24,098 are reflected at cost as treasury stock in the accompanying Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended March 2, 2019, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

As part of the Company’s ongoing Stock Repurchase Plan, the total number of shares of Class A common stock authorized for future repurchase by the Board of Directors was 1,157 at February 29, 2020.

The Company reissued 19 and 35 shares of treasury stock during the thirteen and twenty-six-week periods ended February 29, 2020, respectively, and reissued 20 and 33 shares of treasury stock during the thirteen and twenty-six-week periods ended March 2, 2019, respectively, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid cash dividends of $360,815 for the twenty-six weeks ended February 29, 2020 which consisted of a special cash dividend of approximately $277,634 at $5.00 per share and regular cash dividends of approximately $83,181 at $1.50 per share. For the twenty-six weeks ended March 2, 2019, the Company paid cash dividends of $69,551 at $1.26 per share.

On March 31, 2020, the Board of Directors declared a quarterly cash dividend of $0.75 per share payable on April 28, 2020 to shareholders of record at the close of business on April 14, 2020. The dividend will result in a payout of approximately $41,668, based on the number of shares outstanding at March 16, 2020.

Note 9. Restructuring and Other Related Costs

Consulting Related Costs

Beginning in the second quarter of fiscal 2020, the Company engaged consultants to assist in reviewing optimization of the Company’s operations. The Company incurred $2,132 in consulting fees for the thirteen weeks ended February 29, 2020. These costs are included within operating expenses in the Consolidated Statements of Income.

Severance and Separation Benefits

Beginning in fiscal 2019 and through the first quarter of fiscal 2020, the Company identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates.

The severance and separation cost liability balance was $6,044 at August 31, 2019. During the twenty-six-week period ended February 29, 2020, the Company accrued severance and separation benefits charges and other related costs for approximately 125 associates of $2,377, which included $87 of stock-based compensation expense from the acceleration of equity award vestings. These costs are included within operating expenses in the Consolidated Statements of Income. In addition, $7,955 of charges were paid out during the twenty-six-week period ended February 29, 2020, resulting in a severance and separation cost liability balance of $379 at February 29, 2020.

Note 10. Business Combination

In December 2019, the Company paid a post-closing working capital adjustment in accordance with the February 2019 acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC ”). This adjustment increased the purchase price paid by $2,286.

Note 11. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty days to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and twenty-six-week periods ended February 29, 2020 and March 2, 2019 was minimal.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 12. Income Taxes

During the twenty-six-week period ended February 29, 2020, there were no material changes in unrecognized tax benefits.

Note 13. Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Note 14. Subsequent Events

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time. See Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), specifically the “Recent Developments and Highlights” and “Liquidity and Capital Resources” sections, for further discussion.

In March 2020, the Company completed the issuance and sale of $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024 associated with the Met Life Note Purchase Agreement referred to in Note 6, Debt. Interest is payable semiannually at the fixed stated interest rates. In addition, in March 2020, the Company completed the issuance and sale of an additional $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 associated with private placement debt. Interest is payable semiannually at the fixed stated interest rates.

As of February 29, 2020, the Company’s existing cash and cash equivalents on-hand were $44,867 and the Company had $495,850 available under the Committed Facility. In March 2020, the Company repaid $100,000 on the Committed Facility, which was funded by the two $50,000 note issuances discussed above. As a precautionary measure, to increase the Company’s cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company borrowed an additional $300,000 on its Committed Facility in March. The current unused balance of $295,850 on the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. Further, in April 2020, borrowings under two of the Company’s Amended Uncommitted Facilities were not renewed, and the Company repaid $134,000 outstanding under such facilities; the Company borrowed an additional $34,000 under two other Amended Uncommitted Facilities, and the Company has an outstanding balance of $188,600 under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility, all or a portion of which balance is subject to repayment at the end of the then current interest period (currently thirty days) if the respective lenders do not renew the loans. Lenders under the uncommitted facilities, which have an aggregate uncommitted availability of $415,000, are not obligated to lend to the Company under such facilities.

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

We offer approximately 1,755,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from twelve customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 99 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,356 at February 29, 2020, compared to 2,433 at March 2, 2019. Recently, we have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role to drive value for our customers.

Recent Developments and Highlights

Highlights during the two fiscal quarters ended February 29, 2020 include the following:

•We generated $155.8 million of cash from operations, compared to $98.6 million for the same period in the prior fiscal year.

•We paid out $360.8 million in cash dividends, comprised of special and regular cash dividends of approximately $277.6 million and $83.2 million, respectively, compared to regular cash dividends of $69.6 million in the same period in the prior fiscal year.

•We incurred $4.5 million in restructuring and other related costs, comprised of $2.1 million in consulting costs related to the optimization of the Company’s operations and $2.4 million in severance and separation benefits charges and other related costs associated primarily with sales workforce realignment.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has and will adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The following events related to the COVID-19 pandemic have resulted and will result in lost or delayed revenue to our company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability of our associates to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home; limitations on the ability of UPS, LTL carriers and others carriers to deliver our packages to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to associate travel, associate work locations and cancellation of events, among other modifications. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining. We believe that, based on the various standards published to date, the work our associates perform is critical, essential and life-sustaining. We are reducing spending more broadly across the company, only proceeding with operating and capital spending that is critical. We have ceased all hiring and reduced discretionary expenses. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders. As a result, at the time of this filing, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.

Our Strategy

Our objective is to continue to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 70% of our revenues came from sales in the manufacturing sector during the second quarter of our fiscal year 2020. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past twelve-month period ending February 2020 were as follows:

Period	MBI
December	48.2
January	50.2
February	50.2

Fiscal 2020 Q2 average	49.5
12-month average	50.0

The MBI fiscal 2020 second quarter average trended below 50.0. The most recent March MBI reading of 41.0 is indicative of contraction. The steep March decline stems from the economic disruptions of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above. We will continue to monitor economic conditions for their impact on our customers and markets and continue to assess business risks and opportunities.

Thirteen-Week Period Ended February 29, 2020 Compared to the Thirteen-Week Period Ended March 2, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	February 29, 2020		March 2, 2019		Change

	$	%	$	%	$	%
Net sales	$786,094	100.0%	$823,004	100.0%	$(36,910)	(4.5)%
Cost of goods sold	455,042	57.9%	471,190	57.3%	(16,148)	(3.4)%
Gross profit	331,052	42.1%	351,814	42.7%	(20,762)	(5.9)%
Operating expenses	253,382	32.2%	255,833	31.1%	(2,451)	(1.0)%
Income from operations	77,670	9.9%	95,981	11.7%	(18,311)	(19.1)%
Total other expense	(3,497)	(0.4)%	(4,612)	(0.6)%	1,115	(24.2)%
Income before provision for income taxes	74,173	9.4%	91,369	11.1%	(17,196)	(18.8)%
Provision for income taxes	18,617	2.4%	22,939	2.8%	(4,322)	(18.8)%
Net income	55,556	7.1%	68,430	8.3%	(12,874)	(18.8)%
Less: Net income attributable to noncontrolling interest	56	0.0%	6	0.0%	50	833.3%
Net income attributable to MSC Industrial	$55,500	7.1%	$68,424	8.3%	$(12,924)	(18.9)%

Net Sales

Net sales decreased 4.5% or $36.9 million for the thirteen-week period ended February 29, 2020, as compared to the thirteen-week period ended March 2, 2019. We estimate that this $36.9 million decrease in net sales is comprised of (i) $48.5 million of lower sales volume, excluding MSC Mexico operations; partially offset by (ii) $7.5 million of net sales from MSC Mexico, which commenced operations in February 2019; (iii) $3.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; and (iv) $0.3 million of favorable foreign exchange impact. Of the above $36.9 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by $18.2 million and sales other than to our Large Account Customers decreased by $18.7 million, which includes $7.5 million of net sales from MSC Mexico partially offsetting the decrease.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended February 29, 2020 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2020 vs. 2019 Fiscal Period	Thirteen Week Period Ended Fiscal Q2	% of Total Business

Total Company	(2.9)%
Manufacturing Customers	(3.7)%	70%
Non-Manufacturing Customers	(1.0)%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.9% of consolidated net sales for the thirteen-week period ended February 29, 2020, compared to 60.0% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the acquisition of AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.1% for the thirteen-week period ended February 29, 2020 as compared to 42.7% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 30 basis points of the decline resulted from MSC Mexico operations which commenced in the last month of the fiscal second quarter of 2019.

Operating Expenses

Operating expenses decreased 1.0% to $253.4 million for the thirteen-week period ended February 29, 2020, as compared to $255.8 million for the same period in the prior fiscal year. Operating expenses were 32.2% of net sales for the thirteen-week period ended February 29, 2020, as compared to 31.1% for the thirteen-week period ended March 2, 2019. The decrease in operating expense dollars was primarily attributable to lower freight and payroll and payroll related costs, partially offset by higher operating expenses for MSC Mexico and the consulting costs discussed below.

Freight expense was $31.8 million for the thirteen-week period ended February 29, 2020, as compared to $34.2 million for the same period in the prior fiscal year. The primary driver of this decrease was lower sales and improved pricing on freight related charges.

Payroll and payroll-related costs were 56.4% of total operating expenses for both of the thirteen-week periods ended February 29, 2020 and March 2, 2019. Payroll and payroll-related costs decreased by $1.4 million for the thirteen-week period ended February 29, 2020, as compared to the same period in the prior fiscal year from the recent workforce realignment strategy implemented towards the end of fiscal 2019 and lower sales volume. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of the incentive accrual, decreased for the thirteen-week period ended February 29, 2020, as compared to the same period in the prior fiscal year.

For the thirteen-week period ended February 29, 2020, we incurred approximately $2.1 million in consulting costs related to the optimization of the Company’s operations, which contributed to the increase in operating expenses as a percentage of net sales as compared to the same period in the prior fiscal year. In addition, the operations of MSC Mexico which commenced in our second quarter of fiscal 2019 accounted for $1.4 million in incremental costs for the thirteen-week period ended February 29, 2020, as compared to the same period in the prior fiscal year.

Income from Operations

Income from operations decreased 19.1% to $77.7 million for the thirteen-week period ended February 29, 2020, as compared to $96.0 million for the same period in the prior fiscal year. This was primarily attributable to a decrease in net sales and gross profit, partially offset by a decrease in operating expenses as described above. Income from operations as a percentage of net sales decreased to 9.9% for the thirteen-week period ended February 29, 2020, from 11.7% for the same period in the prior fiscal year, primarily as the result of the decrease in gross profit margin and an increase in operating expenses as a percentage of net sales, mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended February 29, 2020 was 25.1% as compared to 25.1% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen-week period ended February 29, 2020, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six-Week Period Ended February 29, 2020 Compared to the Twenty-Six-Week Period Ended March 2, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	February 29, 2020		March 2, 2019		Change

	$	%	$	%	$	%
Net sales	$1,609,695	100.0%	$1,654,601	100.0%	$(44,906)	(2.7)%
Cost of goods sold	931,447	57.9%	944,802	57.1%	(13,355)	(1.4)%
Gross profit	678,248	42.1%	709,799	42.9%	(31,551)	(4.4)%
Operating expenses	510,280	31.7%	510,818	30.9%	(538)	(0.1)%
Income from operations	167,968	10.4%	198,981	12.0%	(31,013)	(15.6)%
Total other expense	(6,537)	(0.4)%	(8,504)	(0.5)%	1,967	(23.1)%
Income before provision for income taxes	161,431	10.0%	190,477	11.5%	(29,046)	(15.2)%
Provision for income taxes	40,423	2.5%	47,815	2.9%	(7,392)	(15.5)%
Net income	121,008	7.5%	142,662	8.6%	(21,654)	(15.2)%
Less: Net income attributable to noncontrolling interest	90	0.0%	6	0.0%	84	1400.0%
Net income attributable to MSC Industrial	$120,918	7.5%	$142,656	8.6%	$(21,738)	(15.2)%

Net Sales

Net sales decreased 2.7% or $44.9 million for the twenty-six-week period ended February 29, 2020, as compared to the twenty-six-week period ended March 2, 2019. We estimate that this $44.9 million decrease in net sales is comprised of (i) approximately $73.3 million of lower sales volume, excluding MSC Mexico operations; (ii) $0.2 million of unfavorable foreign exchange impact; partially offset by (iii) $17.5 million of net sales from MSC Mexico, which commenced operations in February 2019; and (iv) approximately $11.1 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $44.9 million decrease in net sales, sales to our Large Account Customers decreased by approximately $20.0 million and sales other than to our Large Account Customers decreased by approximately $24.9 million, which includes $17.5 million of net sales from MSC Mexico partially offsetting the decrease.

The table below shows the change in our average daily sales by total company and by customer type for the twenty-six-week period ended February 29, 2020 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2020 vs. 2019 Fiscal Period	Twenty-Six-Week Period Ended Fiscal Q2	% of Total Business

Total Company	(1.9)%
Manufacturing Customers	(2.4)%	70%
Non-Manufacturing Customers	(0.6)%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.8% of consolidated net sales for the twenty-six-week period ended February 29, 2020, compared to 60.1% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the acquisitions of AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.1% for the twenty-six-week period ended February 29, 2020 as compared to 42.9% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 30 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019.

Operating Expenses

Operating expenses decreased 0.1% to $510.3 million for the twenty-six-week period ended February 29, 2020, as compared to $510.8 million for the same period in the prior fiscal year. Operating expenses were 31.7% of net sales for the twenty-six-week period ended February 29, 2020, as compared to 30.9% for the twenty-six-week period ended March 2, 2019. The decrease in operating expense dollars was comprised primarily of lower freight and other volume related costs, partially offset by an increase in depreciation and amortization and by the severance and separation costs and consulting costs discussed below and higher operating expenses for MSC Mexico.

Freight expense was approximately $65.3 million for the twenty-six-week period ended February 29, 2020, as compared to $68.4 million for the same period in the prior fiscal year. The primary driver of this decrease was lower sales and improved pricing on freight related charges.

Depreciation and amortization increased by $2.2 million for the twenty-six-week period ended February 29, 2020, as compared to the same period in the prior fiscal year. The primary driver of this increase was greater investment in capital projects related to information technology, which generally have shorter useful lives.

Payroll and payroll-related costs were approximately 56.2% of total operating expenses for both the twenty-six-week periods ended February 29, 2020 and March 2, 2019. Payroll and payroll-related costs decreased by $0.5 million for the twenty-six-week period ended February 29, 2020, as compared to the same period in the prior fiscal year. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of the incentive accrual, decreased for the twenty-six-week period ended February 29, 2020, as compared to the same period in the prior fiscal year.

For the twenty-six-week period ended February 29, 2020, we incurred approximately $2.1 million in consulting costs related to the optimization of the Company’s operations and approximately $2.4 million in severance and separation related costs, which contributed to the increase in operating expenses as a percentage of net sales as compared to the same period in the prior fiscal year. In addition, the operations of MSC Mexico which commenced in our second quarter of fiscal 2019 accounted for $3.4 million in incremental costs for the twenty-six-week period ended February 29, 2020, as compared to the same period in the prior fiscal year.

Income from Operations

Income from operations decreased 15.6% to $168.0 million for the twenty-six-week period ended February 29, 2020, as compared to $199.0 million for the same period in the prior fiscal year. This was primarily attributable to the decrease in net sales and gross profit. Income from operations as a percentage of net sales decreased to 10.4% for the twenty-six-week period ended February 29, 2020, from 12.0% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin and an increase in operating expenses as a percentage of net sales as mentioned above.

Provision for Income Taxes

The effective tax rate for the twenty-six-week period ended February 29, 2020 was 25.0% as compared to 25.1% for the same period in the prior fiscal year. We expect our full-year tax rate for fiscal 2020 to be in the 25.0% to 25.5% range.

Net Income

The factors which affected net income for the twenty-six-week period ended February 29, 2020, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	February 29,	August 31,
	2020	2019	$ Change
	(Dollars in thousands)
Total debt, including obligations under finance leases	$677,893	$441,884	$236,009
Less: Cash and cash equivalents	(44,867)	(32,286)	(12,581)
Net debt, including obligations under finance leases	$633,026	$409,598	$223,428
Equity	$1,262,813	$1,483,879	$(221,066)

As of February 29, 2020, we held $44.9 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, has been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. As of February 29, 2020, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $677.9 million, net of unamortized debt issuance costs of $1.0 million. As of August 31, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $441.9 million, net of unamortized debt issuance costs of $1.2 million. See Note 6 “Debt” and Note 7, “Leases” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances.

In March 2020, the Company completed the issuance and sale of $50.0 million aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024 associated with the Met Life Note Purchase Agreement. In addition, in March 2020, the Company completed the issuance and sale of an additional $50.0 million aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 associated with private placement debt. In March 2020, the Company repaid $100.0 million on the Committed Facility, which was funded by the two $50.0 million note issuances discussed above. As a precautionary measure, to increase the Company’s cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak, the Company borrowed an additional $300.0 million on its Committed Facility. The current unused balance of $295.9 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. Further, in April 2020, borrowings under two of the Company’s Amended Uncommitted Facilities were not renewed, and the Company repaid $134.0 million outstanding under such facilities; the Company borrowed an additional $34.0 million under two other Amended Uncommitted Facilities, and the Company has an outstanding balance of $188.6 million under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility, all or a portion of which balance is subject to repayment at the end of the then current interest period (currently thirty days) if the respective lenders do not renew the loans.  Lenders under the uncommitted facilities, which have an aggregate uncommitted availability of $415.0 million, are not obligated to lend to the Company under such facilities. See Note 14, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these transactions.

We believe, based on our current business plan, that our existing cash, funds available under our Committed Facility, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future which will include reduced sales and net income levels for the Company. We are reducing spending more broadly across the company, only proceeding with operating and capital spending that is critical. We have ceased all hiring and reduced discretionary expenses. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by COVID-19 on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Twenty-Six Weeks Ended
	February 29,	March 2,
	2020	2019

	(Dollars in thousands)
Net cash provided by operating activities	$155,815	$98,578
Net cash used in investing activities	(28,023)	(34,781)
Net cash used in financing activities	(115,422)	(78,870)
Effect of foreign exchange rate changes on cash and cash equivalents	211	23
Net increase (decrease) in cash and cash equivalents	$12,581	$(15,050)

Operating Activities

Net cash provided by operating activities for the twenty-six-week periods ended February 29, 2020 and March 2, 2019 was $155.8 million and $98.6 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in inventories and a smaller increase in the change in accounts receivable, partially offset by a decrease in net income contributed to most of the increase in net cash provided by operating activities.

	February 29,	August 31,	March 2,
	2020	2019	2019
	(Dollars in thousands)
Working Capital	$517,989	$752,696	$676,012
Current Ratio	1.7	2.7	2.2

Days Sales Outstanding	56.2	56.8	54.5
Inventory Turnover	3.4	3.5	3.6

The decreases in working capital and the current ratio as of February 29, 2020 compared to March 2, 2019 is primarily due to an increase in our current debt outstanding, primarily related to the special dividend paid of $277.6 million during the twenty-six-week period ended February 29, 2020.

The increase in days sales outstanding as compared to the same period in the prior year is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turns (calculated using a thirteen-point average inventory balance) remained relatively consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended February 29, 2020 and March 2, 2019 was $28.0 million and $34.8 million, respectively. The use of cash for both periods consisted of expenditures for property, plant, and equipment and the acquisition of certain assets of TAC.

Financing Activities

Net cash used in financing activities for the twenty-six-week periods ended February 29, 2020 and March 2, 2019 was $115.4 million and $78.9 million, respectively. The major components contributing to the use of cash for the twenty-six-week period ended February 29, 2020 were dividends paid of $360.8 million and net borrowings on all credit facilities of $233.6 million. This was partially offset by proceeds from the exercise of common stock options of $13.4 million. The major components contributing to the use of cash for the twenty-six-week period ended March 2, 2019 were dividends paid of $69.6 million, net borrowings on all credit facilities of $57.0 million, and repurchases of our common stock of $84.4 million. This was partially offset by proceeds from the exercise of common stock options of $14.5 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on our Form 10-K for the fiscal year ended August 31, 2019. As of February 29, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 31, 2019. See Note 14, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for information about subsequent transactions.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million Committed Facility. As of February 29, 2020, the Company also had six uncommitted facilities, totaling $415.0 million of maximum uncommitted availability. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities. As of February 29, 2020, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of $295.9 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6 “Debt” and Note 14, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances and subsequent transactions.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018, we entered into an additional Note Purchase Agreement. See Note 6 “Debt” and Note 14, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these and subsequent transactions.

Financing Arrangements

From time to time, we enter into financing arrangements. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of February 29, 2020, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2025. See Note 7 “Leases” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our finance and operating leases.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In addition, many of the risk factors in Part I. Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 will be amplified by the following additional risk factor:

Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our associates, including associates at our fulfillment centers; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. These effects of the COVID-19 pandemic have resulted and will result in lost or delayed revenue to us, and we have been experiencing disruptions to our business as we implement modifications to associate travel, associate work locations and cancellation of events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended February 29, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/1/19-12/31/19	2,041	$74.95	—	1,157,038
1/1/20-1/31/20	59	75.70	—	1,157,038
2/1/20-2/29/20	594	67.72	—	1,157,038
Total	2,694	$73.90	—

__________________________

(1)During the thirteen weeks ended February 29, 2020, 2,694 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of February 29, 2020, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Board Adviser Agreement, dated as of January 29, 2020 between MSC Industrial Direct Co., Inc. and Roger Fradin.*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

We have not filed as exhibits certain instruments defining the rights of holders of certain long-term debt of the Company, pursuant to Item 601(b)(4)(iii) of Regulation S-K promulgated under the Exchange Act, because the amount of debt authorized under each such instrument does not exceed 10 percent of the total assets of the Company’s and its consolidated subsidiaries. By this filing, the Company agrees to furnish a copy of any such instrument to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 8, 2020	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: April 8, 2020	By:	/s/ GREG CLARK Vice President and Interim Chief Financial Officer (Principal Financial Officer)