Form 10-Q
period 2020-05-30
MSC INDUSTRIAL DIRECT CO INC
filed 2020-07-08
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2020
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

As of June 15, 2020, 45,525,464 shares of Class A common stock and 10,054,856 shares of Class B common stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 30,	August 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$353,393	$32,286
Accounts receivable, net of allowance for doubtful accounts of $19,959 and $17,088, respectively	544,446	541,091
Inventories	575,093	559,136
Prepaid expenses and other current assets	83,022	67,099
Total current assets	1,555,954	1,199,612
Property, plant and equipment, net	307,150	310,854
Goodwill	676,262	677,266
Identifiable intangibles, net	107,197	116,668
Operating lease assets	58,321	—
Other assets	4,826	6,837
Total assets	$2,709,710	$2,311,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$310,482	$175,453
Current portion of operating lease liabilities	21,888	—
Accounts payable	126,938	160,110
Accrued expenses and other current liabilities	132,703	111,353
Total current liabilities	592,011	446,916
Long-term debt including obligations under finance leases	667,234	266,431
Noncurrent operating lease liabilities	36,163	—
Deferred income taxes and tax uncertainties	114,010	114,011
Total liabilities	1,409,418	827,358
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,763,907 and 46,277,284 shares issued, respectively	47	46
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 10,054,856 and 10,193,348 shares issued and outstanding, respectively	10	10
Additional paid-in capital	685,982	659,226
Retained earnings	739,035	946,651
Accumulated other comprehensive loss	(25,582)	(22,776)
Class A treasury stock, at cost, 1,238,443 and 1,248,944 shares, respectively	(104,589)	(104,607)
Total MSC Industrial shareholders’ equity	1,294,903	1,478,550
Noncontrolling interest	5,389	5,329
Total shareholders' equity	1,300,292	1,483,879
Total liabilities and shareholders’ equity	$2,709,710	$2,311,237

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Net sales	$834,972	$866,546	$2,444,667	$2,521,147
Cost of goods sold	481,010	497,891	1,412,457	1,442,693
Gross profit	353,962	368,655	1,032,210	1,078,454
Operating expenses	244,110	258,154	754,390	768,972
Income from operations	109,852	110,501	277,820	309,482
Other income (expense):
Interest expense	(5,451)	(4,565)	(12,117)	(13,160)
Interest income	173	178	251	504
Other (expense) income, net	(560)	(95)	(509)	(330)
Total other expense	(5,838)	(4,482)	(12,375)	(12,986)
Income before provision for income taxes	104,014	106,019	265,445	296,496
Provision for income taxes	25,900	26,505	66,323	74,320
Net income	78,114	79,514	199,122	222,176
Less: Net income (loss) attributable to noncontrolling interest	411	(87)	501	(81)
Net income attributable to MSC Industrial	$77,703	$79,601	$198,621	$222,257
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.40	$1.44	$3.58	$4.02
Diluted	$1.40	$1.44	$3.57	$4.00
Weighted average shares used in computing net income per common share:
Basic	55,563	55,158	55,435	55,266
Diluted	55,599	55,387	55,581	55,556

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Net income, as reported	$78,114	$79,514	$199,122	$222,176
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,065)	(2,576)	(3,247)	(3,242)
Comprehensive income (1)	74,049	76,938	195,875	218,934
Comprehensive income attributable to noncontrolling interest:
Less: Net income	(411)	87	(501)	81
Foreign currency translation adjustments	536	83	441	146
Comprehensive income attributable to MSC Industrial	$74,174	$77,108	$195,815	$219,161

(1) There were no material taxes associated with other comprehensive income during the thirteen and thirty-nine-week periods ending May 30, 2020 and June 1, 2019, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Class A Common Stock
Beginning Balance	$47	$54	$46	$55
Repurchase and retirement of Class A common stock	—	—	—	(1)
Associate Incentive Plans	—	—	1	—
Ending Balance	47	54	47	54
Class B Common Stock
Beginning Balance	10	10	10	10
Ending Balance	10	10	10	10
Additional Paid-in-Capital
Beginning Balance	681,657	670,047	659,226	657,749
Associate Incentive Plans	4,325	5,627	26,756	29,812
Repurchase and retirement of Class A common stock	—	—	—	(11,887)
Ending Balance	685,982	675,674	685,982	675,674
Retained Earnings
Beginning Balance	703,396	1,349,972	946,651	1,325,822
Net Income	77,703	79,601	198,621	222,257
Repurchase and retirement of Class A common stock	—	—	—	(48,439)
Cash dividends declared on Class A common stock	(34,129)	(28,335)	(329,052)	(85,042)
Cash dividends declared on Class B common stock	(7,541)	(6,422)	(73,433)	(19,266)
Dividend equivalents declared, net of cancellations	(394)	(265)	(3,752)	(781)
Ending Balance	739,035	1,394,551	739,035	1,394,551
Accumulated Other Comprehensive Loss
Beginning Balance	(22,053)	(20,237)	(22,776)	(19,634)
Foreign Currency Translation Adjustment	(3,529)	(2,493)	(2,806)	(3,096)
Ending Balance	(25,582)	(22,730)	(25,582)	(22,730)
Treasury Stock
Beginning Balance	(105,758)	(599,603)	(104,607)	(576,748)
Associate Incentive Plans	1,197	526	3,254	1,769
Repurchases of Class A common stock	(28)	(39)	(3,236)	(24,137)
Ending Balance	(104,589)	(599,116)	(104,589)	(599,116)
Total Shareholders' Equity Attributable to MSC Industrial	1,294,903	1,448,443	1,294,903	1,448,443
Noncontrolling Interest
Beginning Balance	5,514	5,602	5,329	—
Issuance of Noncontrolling Interest in MSC Mexico	—	—	—	4,637
Capital Contributions	—	—	—	1,022
Foreign Currency Translation Adjustment	(536)	(83)	(441)	(146)
Net Income (loss)	411	(87)	501	(81)
Ending Balance	5,389	5,432	5,389	5,432
Total Shareholders' Equity	$1,300,292	$1,453,875	$1,300,292	$1,453,875
Dividends declared per Class A Common share	$0.75	$0.63	$7.25	$1.89
Dividends declared per Class B Common share	$0.75	$0.63	$7.25	$1.89

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 30,	June 1,
	2020	2019
Cash Flows from Operating Activities:
Net income	$199,122	$222,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,354	48,539
Non-cash operating lease cost	16,852	—
Stock-based compensation	12,463	12,167
Loss on disposal of property, plant, and equipment	278	325
Provision for doubtful accounts	8,008	9,013
Changes in operating assets and liabilities:
Accounts receivable	(13,788)	(30,180)
Inventories	(17,049)	(33,672)
Prepaid expenses and other current assets	(17,082)	(10,841)
Operating lease liabilities	(16,634)	—
Other assets	2,008	(609)
Accounts payable and accrued liabilities	(10,591)	(29,718)
Total adjustments	15,819	(34,976)
Net cash provided by operating activities	214,941	187,200
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(35,920)	(35,956)
Proceeds from sale of available for sale securities	—	27,025
Cash used in business acquisitions, net of cash acquired	(2,286)	(11,625)
Net cash used in investing activities	(38,206)	(20,556)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,236)	(84,464)
Payments of regular cash dividends	(124,851)	(104,308)
Payments of special cash dividends	(277,634)	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	3,287	3,472
Proceeds from exercise of Class A common stock options	13,530	15,527
Proceeds from long-term debt	100,000	—
Borrowings under the revolving credit facilities	1,012,200	358,000
Payments under the revolving credit facilities	(578,000)	(336,000)
Payments on finance lease and financing obligations	(1,629)	(28,007)
Other, net	1,162	1,821
Net cash provided by (used in) financing activities	144,829	(173,959)
Effect of foreign exchange rate changes on cash and cash equivalents	(457)	(131)
Net increase (decrease) in cash and cash equivalents	321,107	(7,446)
Cash and cash equivalents—beginning of period	32,286	46,217
Cash and cash equivalents—end of period	$353,393	$38,771
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$39,672	$69,413
Cash paid for interest	$8,501	$10,791

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of May 30, 2020 and August 31, 2019, the results of operations for the thirteen and thirty-nine weeks ended May 30, 2020 and June 1, 2019, and cash flows for the thirty-nine weeks ended May 30, 2020 and June 1, 2019. The August 31, 2019 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019.

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

Impact of COVID-19

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

Recently Adopted Accounting Pronouncements

Effective September 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) standard Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) as subsequently amended (collectively, “ASU 2016-02”). This is a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The Company utilized the optional transition method set forth in ASU 2018-11 that allows entities to initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Therefore, the adoption did not require restatement of prior periods. In addition, the Company elected the transition package of practical expedients permitted within the standard, which allowed it to carry forward the historical lease classification for arrangements that commenced prior to the effective date.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

As a result of the adoption of ASU 2016-02 on September 1, 2019, the Company recorded both operating lease assets of $61,212 and operating lease liabilities of $60,730. The adoption of ASU 2016-02 had an immaterial impact on the Company’s Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. See Note 7 “Leases” for additional qualitative and quantitative information about the Company's leases.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,457 and $5,432 as of May 30, 2020 and August 31, 2019, respectively, and are reported as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $18,338 and $14,770 as of May 30, 2020 and August 31, 2019, respectively, and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were $3,889 and $2,788 as of May 30, 2020 and August 31, 2019, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of May 30, 2020 and August 31, 2019.

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

The following tables presents the Company's percentage of net sales by customer end-market for the thirteen and thirty-nine week periods ended May 30, 2020 and June 1, 2019:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 30, 2020	June 1, 2019
Manufacturing Heavy	40%	47%
Manufacturing Light	19%	22%
Government	15%	7%
Retail/Wholesale	7%	6%
Commercial Services	5%	4%
Other (1)	14%	14%
Total net sales	100%	100%

__________________________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 30, 2020	June 1, 2019
Manufacturing Heavy	45%	48%
Manufacturing Light	22%	22%
Government	10%	8%
Retail/Wholesale	6%	6%
Commercial Services	5%	4%
Other (1)	12%	12%
Total net sales	100%	100%

__________________________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The Company’s net sales originating from the following geographic areas were as follows for the thirteen and thirty-nine week periods ended May 30, 2020 and June 1, 2019:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 30, 2020		June 1, 2019
United States	$795,865	96%	$831,533	96%
UK	10,019	1%	14,399	2%
Canada	9,783	1%	10,747	1%
Mexico	19,305	2%	9,867	1%
Total net sales	$834,972	100%	$866,546	100%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020		June 1, 2019
United States	$2,336,528	96%	$2,434,603	97%
UK	37,375	1%	43,373	2%
Canada	31,041	1%	30,363	1%
Mexico	39,723	2%	12,808	<1%
Total net sales	$2,444,667	100%	$2,521,147	100%

Note 3: Net Income per Share

The Company’s non-vested restricted share awards (RSAs) contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share”. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. Effective in fiscal 2016, the Company discontinued its granting of RSAs and as of May 30, 2020 does not have any non-vested RSAs outstanding.

 The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the thirteen and thirty-nine weeks ended May 30, 2020 and June 1, 2019, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Net income attributable to MSC Industrial as reported	$77,703	$79,601	$198,621	$222,257
Less: Distributed net income available to participating securities	—	(10)	(10)	(34)
Less: Undistributed net income available to participating securities	—	(19)	—	(66)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$77,703	$79,572	$198,611	$222,157
Add: Undistributed net income allocated to participating securities	—	19	—	66
Less: Undistributed net income reallocated to participating securities	—	(19)	—	(66)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$77,703	$79,572	$198,611	$222,157
Denominator:
Weighted average shares outstanding for basic net income per share	55,563	55,158	55,435	55,266
Effect of dilutive securities	36	229	146	290
Weighted average shares outstanding for diluted net income per share	55,599	55,387	55,581	55,556
Net income per share Two-class method:
Basic	$1.40	$1.44	$3.58	$4.02
Diluted	$1.40	$1.44	$3.57	$4.00

Potentially dilutive securities	1,933	1,093	1,417	939

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

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in operating expenses for the thirteen and thirty-nine-week periods ended May 30, 2020 and June 1, 2019 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
	(Dollars in thousands)
Stock options	$1,089	$1,215	$2,818	$3,541
Restricted share awards	1	346	185	1,216
Restricted stock units	2,970	2,452	8,885	7,181
Performance share units	171	—	385	-
Associate Stock Purchase Plan	54	76	190	229
Total	4,285	4,089	12,463	12,167
Deferred income tax benefit	(1,068)	(1,026)	(3,116)	(3,054)
Stock-based compensation expense, net	$3,217	$3,063	$9,347	$9,113

Stock Options

The Company discontinued its grants of stock options in fiscal 2020. For the thirteen and thirty-nine-week periods ended June 1, 2019, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Thirteen and Thirty-Nine Weeks Ended
June 1,
2019
Expected life (in years)	4.0
Risk-free interest rate	2.98%
Expected volatility	23.13%
Expected dividend yield	2.70%
Weighted-average grant-date fair value	$14.05

A summary of the Company’s stock option activity for the thirty-nine-week period ended May 30, 2020 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2019	1,894	$74.73
Granted	—	—
Exercised	(212)	63.81
Canceled/Forfeited	(114)	80.26
Outstanding on May 30, 2020	1,568	$75.80	3.7	$2,646
Exercisable on May 30, 2020	1,042	$73.81	3.2	$2,646

The unrecognized share-based compensation cost related to stock option expense at May 30, 2020 was $4,627 and will be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised, which

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirty-nine-week periods ended May 30, 2020 and June 1, 2019 was $2,574 and $1,882, respectively.

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

The following table summarizes all transactions related to PSUs under the Company’s 2015 Omnibus Incentive Plan (based on target award amounts) for the thirty-nine weeks ended May 30, 2020:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested PSUs at August 31, 2019	—	$—
Granted	31	76.32
Vested	—	—
Canceled/Forfeited	(3)	76.32
Non-vested PSUs at May 30, 2020 (1)	28	$76.32
(1) Excludes 3 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at May 30, 2020 was $1,731 and is expected to be recognized over a period of 2.4 years.

Restricted Share Awards

A summary of the non-vested restricted share award (“RSA”) activity under the Company’s 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan for the thirty-nine-week period ended May 30, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSAs at August 31, 2019	21	$82.00
Granted	—	—
Vested	(19)	82.86
Canceled/Forfeited	(2)	70.40
Non-vested RSAs at May 30, 2020	—	$—

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSAs vested in March 2020. There are no non-vested RSAs or remaining unrecognized share-based compensation costs at May 30, 2020.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity under the Company’s 2015 Omnibus Incentive Plan for the thirty-nine-week period ended May 30, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSUs at August 31, 2019	416	$76.93
Granted	237	75.97
Vested	(128)	74.82
Canceled/Forfeited	(37)	77.24
Non-vested RSUs at May 30, 2020 (1)	488	$77.00
(1) Excludes approximately 66 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at May 30, 2020 was $29,685 and is expected to be recognized over a weighted average period of 2.9 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of May 30, 2020 and August 31, 2019.

During the thirteen and thirty-nine week periods ended May 30, 2020 and June 1, 2019, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 6. Debt

Debt at May 30, 2020 and August 31, 2019 consisted of the following:

	May 30,	August 31,
	2020	2019
	(Dollars in thousands)
Revolving credit facility	$588,000	$-
Uncommitted credit facilities	1,200	155,000
Private Placement Debt:
2.65% Senior notes, series A, due July 28, 2023	75,000	75,000
2.90% Senior notes, series B, due July 28, 2026	100,000	100,000
3.79% Senior notes, due June 11, 2025	20,000	20,000
2.60% Senior notes, due March 5, 2027	50,000	-
3.04% Senior notes due January 12, 2023(2)	50,000	50,000
3.22% Series 2018A notes, due June 11, 2020(2)	20,000	20,000
3.42% Series 2018B notes, due June 11, 2021(2)	20,000	20,000
2.40% Series 2019A notes, due March 5, 2024(2)	50,000	-
Financing arrangements	437	82
Less: unamortized debt issuance costs	(954)	(1,169)
Total debt, excluding obligations under finance leases	$973,683	$438,913
Less: current portion(1)	(309,229)	(174,688)
Total long-term debt, excluding obligations under finance leases	$664,454	$264,225

__________________________

(1)Net of unamortized debt issuance costs expected to be amortized in the next twelve months.

(2)Represents private placement debt issued under Shelf Facility Agreements, discussed in further detail below.

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

In March 2020, the Company borrowed an additional $300,000 on the Committed Facility to increase its cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. This amount is reported as Long-term debt including obligations under financing leases and the remaining outstanding balance of $288,000 is reported as Current portion of debt including obligations under financing leases within the condensed consolidated balance sheets at May 30, 2020.

During the first quarter of fiscal 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. During the first quarter of fiscal 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities (the “Amended Uncommitted Facilities”), totaling $410,000 of maximum uncommitted availability. Borrowings under the Amended Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Amended Uncommitted Facility. The Amended Uncommitted Facilities contain limited covenants. As of May 30, 2020, the Company did not have an outstanding balance on the Amended Uncommitted Facilities.

During the second quarter of fiscal 2020, the Company entered into an additional uncommitted credit facility (“New Uncommitted Credit Facility”), totaling $5,000 of maximum uncommitted availability. As of May 30, 2020, the Company had an outstanding balance of $1,200 on the New Uncommitted Credit Facility.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

An event of default under the Company’s Committed Facility is an event of default under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility. The interest rate on the Amended Uncommitted Facilities and the New Uncommitted Credit Facility is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $1,200 outstanding balance at the end of the fiscal third quarter of 2020 under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility is classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the thirty-nine-week period ended May 30, 2020, the Company borrowed $1,012,200 and repaid $578,000 under all of its credit facilities. As of May 30, 2020 and August 31, 2019, the weighted average interest rates on borrowings under all of its credit facilities were 1.36% and 3.01%, respectively.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement”), and together referred to as the “Shelf Facility Agreements”. The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. As of May 30, 2020, the uncommitted availability under the Met Life Note Purchase Agreement and the Prudential Note Purchase Agreement is $160,000 and $200,000, respectively.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements impose several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At May 30, 2020, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirty-nine-week period ended May 30, 2020, the Company entered into financing arrangements related to certain IT equipment and software totaling $1,164. The gross amount of property and equipment acquired under the financing arrangements and its accumulated amortization at May 30, 2020 was $1,328 and $809, respectively.

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

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen and thirty-nine-week periods ended May 30, 2020, the variable lease cost was a benefit due to low current interest rates. When readily

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

The components of lease cost for the thirteen and thirty-nine weeks ended May 30, 2020 were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	May 30, 2020	May 30, 2020
	(Dollars in thousands)
Operating lease cost	$6,592	$18,952
Variable lease cost (benefit)	(368)	(459)
Short-term lease cost	197	681
Finance lease cost:
Amortization of leased assets	333	906
Interest on leased liabilities	29	84
Total Lease Cost	$6,783	$20,164

Supplemental balance sheet information relating to operating and finance leases is as follows:

		May 30,	August 31,
	Classification	2020	2019
Assets		(Dollars in thousands)
Operating lease assets	Operating lease assets	$58,321	$-
Finance lease assets (1)	Property, plant, and equipment, net	3,947	2,958
Total leased assets		$62,268	$2,958
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21,888	$-
Finance	Current portion of debt including obligations under finance leases	1,253	765
Noncurrent
Operating	Noncurrent operating lease liabilities	36,163	-
Finance	Long-term debt including obligations under finance leases	2,780	2,206
Total lease liabilities		$62,084	$2,971
(1) Finance lease assets are net of accumulated amortization of $1,126 and $1,398 as of May 30, 2020 and August 31, 2019.

May 30,
2020
Weighted average remaining lease term (years)
Operating Leases	3.9
Finance Leases	3.2
Weighted average discount rate
Operating Leases	3.4%
Finance Leases	2.7%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following sets forth supplemental cash flow information related to operating and finance leases:

Thirty-Nine Weeks Ended
May 30, 2020
(Dollars in thousands)
Operating Cash Outflows from Operating Leases	$18,539
Operating Cash Outflows from Finance Leases	84
Financing Cash Outflows from Finance Leases	903
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$13,854
Finance Leases	1,973

As of May 30, 2020, future lease payments were as follows:

Fiscal Year (Dollars in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding six months)	$6,311	$343	$6,654
2021	22,220	1,375	23,595
2022	13,889	1,344	15,233
2023	7,247	1,018	8,265
2024	5,182	152	5,334
Thereafter	7,593	3	7,596
Total Lease Payments	62,442	4,235	66,677
Less: Imputed Interest	4,391	202	4,593
Present Value of Lease Liabilities (1)	$58,051	$4,033	$62,084

(1) Includes the current portion of $21,888 for operating leases and $1,253 for finance leases

As of May 30, 2020, the Company's future lease obligations which have not yet commenced are immaterial.

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

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen and thirty-nine-week periods ended May 30, 2020, the Company repurchased 0.5 and 44 shares of its Class A common stock for $28 and $3,236, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the accompanying Condensed Consolidated Financial Statements for the thirteen and thirty-nine week periods ended May 30, 2020. During the thirteen and thirty-nine week periods ended June 1, 2019, the Company repurchased 0.5 and 1,054 shares of its Class A common stock for $39 and $84,464, respectively. From these totals, 0.5 and 316 shares were not retired and the amounts of $39 and $24,137 are reflected at cost as treasury stock in the accompanying Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended June 1, 2019, respectively.

As part of the Company’s ongoing Stock Repurchase Plan, the total number of shares of Class A common stock authorized for future repurchase by the Board of Directors was 1,157 at May 30, 2020.

The Company reissued 20 and 55 shares of treasury stock during the thirteen and thirty-nine week periods ended May 30, 2020, respectively, and reissued 14 and 47 shares of treasury stock during the thirteen and thirty-nine week periods ended June 1, 2019, respectively, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

On June 30, 2020, the Board of Directors declared a quarterly cash dividend of $0.75 per share payable on July 28, 2020 to shareholders of record at the close of business on July 14, 2020. The dividend will result in a payout of approximately $41,685, based on the number of shares outstanding at June 15, 2020.

Note 9. Restructuring and Other Related Costs

Consulting Related Costs

Beginning in the second quarter of fiscal 2020, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. Following the uncertainty created by the COVID-19 pandemic, the optimization plan was largely put on hold during the third quarter of fiscal 2020, except for a few select projects. The Company incurred $1,333 and $3,465 in consulting fees for the thirteen and thirty-nine weeks ended May 30, 2020, respectively. These costs are included within operating expenses in the Condensed Consolidated Statements of Income.

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

The severance and separation cost liability balance was $6,044 at August 31, 2019. During the thirty-nine week period ended May 30, 2020, the Company accrued severance and separation benefits charges and other related costs for approximately 125 associates of $2,403, which included $87 of stock-based compensation expense from the acceleration of equity award vestings. These costs are included within operating expenses in the Condensed Consolidated Statements of Income. In addition, $8,104 of charges were paid out during the thirty-nine week period ended May 30, 2020, resulting in a severance and separation cost liability balance of $256 at May 30, 2020.

Note 10. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

typically range from thirty days to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen and thirty-nine week periods ended May 30, 2020 and June 1, 2019 was minimal.

Note 11. Income Taxes

During the thirty-nine week period ended May 30, 2020, there were no material changes in unrecognized tax benefits.

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

Note 13. Subsequent Events

In June 2020, the Company paid $20,000 to satisfy its obligation on the Series 2018A Notes associated with the Met Life Note Purchase Agreement referred to in Note 6, Debt.

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

Overview

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of a broad range of MRO products and services. We help our customers drive greater productivity, profitability and growth with more than 1.8 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 1,845,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 99 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

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

Our field sales and service associate headcount was 2,341 at May 30, 2020, compared to 2,411 at June 1, 2019. Recently, we have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role to drive value for our customers.

Recent Developments and Highlights

Highlights during the three fiscal quarters ended May 30, 2020 include the following:

•We generated $214.9 million of cash from operations, compared to $187.2 million for the same period in the prior fiscal year.

•We paid out $402.5 million in cash dividends, comprised of special and regular cash dividends of approximately $277.6 million and $124.9 million, respectively, compared to regular cash dividends of $104.3 million in the same period in the prior fiscal year.

•We incurred $5.9 million in restructuring and other related costs, comprised of $3.5 million in consulting costs related to the optimization of the Company’s operations and $2.4 million in severance and separation benefits charges and other related costs associated primarily with sales workforce realignment.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has and will adversely affect our business. The following events related to the COVID-19 pandemic have resulted and will result in lost or delayed revenue to our company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability of our associates to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home; limitations on the ability of UPS, LTL carriers and other carriers to deliver our packages to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.

We continue to experience disruptions in our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. We believe that, based on the various standards published to date, the work our associates perform is critical, essential and life-sustaining. We have reduced spending more broadly across the company, only proceeding with operating and capital spending that is critical. We have ceased all hiring and reduced discretionary expenses. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

Our Strategy

Our objective is to continue to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We continue to pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. Approximately 59% of our revenues came from sales in the manufacturing sector during the third quarter of our fiscal year 2020. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the Metalworking Business Index (“MBI”). The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The MBI index over the last three months and for the past twelve-month period ending May 30, 2020 were as follows:

Period	MBI
March	41.0
April	34.4
May	40.8

Fiscal 2020 Q3 average	38.7
12-month average	46.4

The MBI fiscal 2020 third quarter average trended below 50.0. The recent volatility stems from the economic disruptions of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above. The most recent June MBI reading of 42.9 is indicative of contraction. We will continue to monitor economic conditions for their impact on our customers and markets and continue to assess business risks and opportunities.

Thirteen-Week Period Ended May 30, 2020 Compared to the Thirteen-Week Period Ended June 1, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 30, 2020		June 1, 2019		Change

	$	%	$	%	$	%
Net sales	$834,972	100.0%	$866,546	100.0%	$(31,574)	(3.6)%
Cost of goods sold	481,010	57.6%	497,891	57.5%	(16,881)	(3.4)%
Gross profit	353,962	42.4%	368,655	42.5%	(14,693)	(4.0)%
Operating expenses	244,110	29.2%	258,154	29.8%	(14,044)	(5.4)%
Income from operations	109,852	13.2%	110,501	12.8%	(649)	(0.6)%
Total other expense	(5,838)	(0.7)%	(4,482)	(0.5)%	(1,356)	30.3%
Income before provision for income taxes	104,014	12.5%	106,019	12.2%	(2,005)	(1.9)%
Provision for income taxes	25,900	3.1%	26,505	3.1%	(605)	(2.3)%
Net income	78,114	9.4%	79,514	9.2%	(1,400)	(1.8)%
Less: Net income attributable to noncontrolling interest	411	0.0%	(87)	0.0%	498	(572.4)%
Net income attributable to MSC Industrial	$77,703	9.3%	$79,601	9.2%	$(1,898)	(2.4)%

Net Sales

Net sales decreased 3.6% or $31.6 million for the thirteen-week period ended May 30, 2020, as compared to the thirteen-week period ended June 1, 2019. We estimate that this $31.6 million decrease in net sales is comprised of (i) approximately $38.7 million of lower sales volume; and (ii) $1.0 million of unfavorable foreign exchange impact; partially offset by (iii) approximately $8.1 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $31.6 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) increased by $39.3 million and sales other than to our Large Account Customers decreased by $70.9 million.

Our government net sales increased to 15% from 7% as a percentage of total net sales for the thirteen-week period ended May 30, 2020, as compared to the thirteen-week period ended June 1, 2019. This increase is related to the recent high demand for safety and janitorial products from government customers.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended May 30, 2020 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)
	Thirteen Weeks Ended
	May 30, 2020	June 1, 2019
Net Sales	$834,972	$866,546
Sales Days	64	64
Average Daily Sales (ADS)(1)	$13,046	$13,540
Total Company ADS Percent Change	-3.6%

Manufacturing Customers ADS Percent Change	-17.0%
Manufacturing Customers Percent of Total Net Sales	59%

Non-Manufacturing Customers ADS Percent Change	26.2%
Non-Manufacturing Customers Percent of Total Net Sales	41%

(1) ADS is calculated using number of business days in the US

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 55.3% of consolidated net sales for the thirteen-week period ended May 30, 2020, compared to 60.1% of consolidated net sales for the same period in the prior fiscal year. This percentage decline is primarily related to the higher volume of safety and janitorial product sales in the current fiscal quarter not transacting through our eCommerce platforms. These percentages of consolidated net sales do not include eCommerce sales from the acquisition of AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.4% for the thirteen-week period ended May 30, 2020 as compared to 42.5% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs, largely offset by changes in our customer and product mix.

Operating Expenses

Operating expenses decreased 5.4% to $244.1 million for the thirteen-week period ended May 30, 2020, as compared to $258.2 million for the same period in the prior fiscal year. Operating expenses were 29.2% of net sales for the thirteen-week period ended May 30, 2020, as compared to 29.8% for the thirteen-week period ended June 1, 2019. The decrease in operating expense dollars was primarily attributable to lower costs associated with payroll and payroll related, freight, and travel and entertainment, partially offset by higher operating expenses for MSC Mexico and the consulting costs discussed below.

Freight expense was $31.4 million for the thirteen-week period ended May 30, 2020, as compared to $35.1 million for the same period in the prior fiscal year. The primary driver of this decrease was lower sales and improved pricing on freight related charges.

Travel and entertainment expense decreased by $2.8 million for the thirteen-week period ended May 30, 2020, as compared to the same period in the prior fiscal year due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic.

Payroll and payroll-related costs for the thirteen-week period ended May 30, 2020 were 56.4% of total operating expenses as compared to 56.3% for the same period in the prior fiscal year. Payroll and payroll-related costs decreased by $7.4 million for the thirteen-week period ended May 30, 2020, as compared to the same period in the prior fiscal year due to the recent workforce realignment strategy implemented towards the end of fiscal 2019, cost containment measures put in place related to COVID-19, and lower sales volume. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of the incentive accrual, decreased for the thirteen-week period ended May 30, 2020, as compared to the same period in the prior fiscal year.

For the thirteen-week period ended May 30, 2020, we incurred approximately $1.3 million in consulting costs related to the optimization of the Company’s operations. Following the uncertainty created by the COVID-19 pandemic, the optimization plan was largely put on hold during the third quarter of fiscal 2020, except for a few select projects. In addition, the operations of MSC Mexico accounted for $1.4 million in incremental costs for the thirteen-week period ended May 30, 2020, as compared to the same period in the prior fiscal year resulting from its higher sales volume.

Income from Operations

Income from operations decreased 0.6% to $109.9 million for the thirteen-week period ended May 30, 2020, as compared to $110.5 million for the same period in the prior fiscal year. This was primarily attributable to a decrease in net sales and gross profit, partially offset by a decrease in operating expenses as described above. Income from operations as a percentage of net sales increased to 13.2% for the thirteen-week period ended May 30, 2020, from 12.8% for the same period in the prior fiscal year, primarily as the result of the decrease in operating expenses as a percentage of net sales, mentioned above.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended May 30, 2020 was 24.9%, as compared to 25.0% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirteen-week period ended May 30, 2020, as compared to the same period in the previous fiscal year, have been discussed above.

Thirty-Nine Week Period Ended May 30, 2020 Compared to the Thirty-Nine Week Period Ended June 1, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 30, 2020		June 1, 2019		Change

	$	%	$	%	$	%
Net sales	$2,444,667	100.0%	$2,521,147	100.0%	$(76,480)	(3.0)%
Cost of goods sold	1,412,457	57.8%	1,442,693	57.2%	(30,236)	(2.1)%
Gross profit	1,032,210	42.2%	1,078,454	42.8%	(46,244)	(4.3)%
Operating expenses	754,390	30.9%	768,972	30.5%	(14,582)	(1.9)%
Income from operations	277,820	11.4%	309,482	12.3%	(31,662)	(10.2)%
Total other expense	(12,375)	(0.5)%	(12,986)	(0.5)%	611	(4.7)%
Income before provision for income taxes	265,445	10.9%	296,496	11.8%	(31,051)	(10.5)%
Provision for income taxes	66,323	2.7%	74,320	2.9%	(7,997)	(10.8)%
Net income	199,122	8.1%	222,176	8.8%	(23,054)	(10.4)%
Less: Net income attributable to noncontrolling interest	501	0.0%	(81)	0.0%	582	(718.5)%
Net income attributable to MSC Industrial	$198,621	8.1%	$222,257	8.8%	$(23,636)	(10.6)%

Net Sales

Net sales decreased 3.0% or $76.5 million for the thirty-nine week period ended May 30, 2020, as compared to the thirty-nine week period ended June 1, 2019. We estimate that this $76.5 million decrease in net sales is comprised of (i) approximately $112.0 million of lower sales volume, excluding MSC Mexico operations; and (ii) $1.2 million of unfavorable foreign exchange impact; partially offset by (iii) $17.5 million of net sales from MSC Mexico, which commenced operations in February 2019; and (iv) approximately $19.2 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $76.5 million decrease in net sales, sales to our Large Account Customers increased by approximately $19.3 million and sales other than to our Large Account Customers decreased by approximately $95.8 million, which includes $17.5 million of net sales from MSC Mexico partially offsetting the decrease.

The table below shows the change in our average daily sales by total company and by customer type for the thirty-nine week period ended May 30, 2020 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

	Thirty-Nine Weeks Ended
	May 30, 2020	June 1, 2019
Net Sales	$2,444,667	$2,521,147
Sales Days	187	188
Average Daily Sales (ADS)(1)	$13,073	$13,410
Total Company ADS Percent Change	-2.5%

Manufacturing Customers ADS Percent Change	-7.6%
Manufacturing Customers Percent of Total Net Sales	67%

Non-Manufacturing Customers ADS Percent Change	9.3%
Non-Manufacturing Customers Percent of Total Net Sales	33%

(1) ADS is calculated using number of business days in the US

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 58.9% of consolidated net sales for the thirty-nine-week period ended May 30, 2020, compared to 60.1% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from the acquisitions of AIS and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.2% for the thirty-nine-week period ended May 30, 2020, as compared to 42.8% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs, partially offset by changes in our customer and product mix. In addition, 30 basis points of the decline resulted from MSC Mexico operations, which commenced in the fiscal second quarter of 2019.

Operating Expenses

Operating expenses decreased 1.9% to $754.4 million for the thirty-nine-week period ended May 30, 2020, as compared to $769.0 million for the same period in the prior fiscal year. Operating expenses were 30.9% of net sales for the thirty-nine-week period ended May 30, 2020, as compared to 30.5% for the thirty-nine-week period ended June 1, 2019. The decrease in operating expense dollars was comprised primarily of lower freight and other volume related costs, partially offset by an increase in depreciation and amortization and by the severance and separation costs and consulting costs discussed below and higher operating expenses for MSC Mexico.

Freight expense was approximately $96.7 million for the thirty-nine-week period ended May 30, 2020, as compared to $103.5 million for the same period in the prior fiscal year. The primary drivers of this decrease were lower sales and improved pricing on freight related charges.

Travel and entertainment expense decreased by $3.6 million for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the prior fiscal year due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic.

Depreciation and amortization increased by $2.8 million for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the prior fiscal year. The primary driver of this increase was greater investment in capital projects related to information technology, which generally have shorter useful lives.

Payroll and payroll-related costs for the thirty-nine-week period ended May 30, 2020 were 56.3% of total operating expenses as compared to 56.2% for the same period in the prior fiscal year. Payroll and payroll-related costs decreased by $7.9 million for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the prior fiscal year. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of the incentive accrual, decreased for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the prior fiscal year.

For the thirty-nine-week period ended May 30, 2020, we incurred approximately $3.5 million in consulting costs related to the optimization of the Company’s operations and approximately $2.4 million in severance and separation related costs, which contributed to the increase in operating expenses as a percentage of net sales as compared to the same period in the prior fiscal year. In addition, the operations of MSC Mexico, which commenced in our second quarter of fiscal 2019, accounted for $4.8 million in incremental costs for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the prior fiscal year.

Income from Operations

Income from operations decreased 10.2% to $277.8 million for the thirty-nine-week period ended May 30, 2020, as compared to $309.5 million for the same period in the prior fiscal year. This was primarily attributable to the decrease in net sales and gross profit. Income from operations as a percentage of net sales decreased to 11.4% for the thirty-nine-week period ended May 30, 2020, from 12.3% for the same period in the prior fiscal year, primarily as the result of the decrease in the gross profit margin and an increase in operating expenses as a percentage of net sales as mentioned above.

Provision for Income Taxes

The effective tax rate for the thirty-nine-week period ended May 30, 2020 was 25.0% as compared to 25.1% for the same period in the prior fiscal year. We expect our full-year tax rate for fiscal 2020 to be in the 24.5% to 25.0% range.

Net Income

The factors which affected net income for the thirty-nine-week period ended May 30, 2020, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	May 30,	August 31,
	2020	2019	$ Change
	(Dollars in thousands)
Total debt, including obligations under finance leases	$977,716	$441,884	$535,832
Less: Cash and cash equivalents	(353,393)	(32,286)	(321,107)
Net debt, including obligations under finance leases	$624,323	$409,598	$214,725
Equity	$1,300,292	$1,483,879	$(183,587)

As of May 30, 2020, we held $353.4 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, has been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends.

As of May 30, 2020, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $977.7 million, net of unamortized debt issuance costs of $1.0 million. As of August 31, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $441.9 million, net of unamortized debt issuance costs of $1.2 million. In March 2020, the Company borrowed an additional $300.0 million under its Committed Facility. The Company elected to draw down on the Committed Facility to increase its cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. See Note 6 “Debt” and Note 7 “Leases” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances.

We believe, based on our current business plan, that our existing cash, and cash flow from operations, will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We have reduced spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have ceased all hiring and reduced discretionary expenses. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by COVID-19 on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirty-Nine Weeks Ended
	May 30,	June 1,
	2020	2019

	(Dollars in thousands)
Net cash provided by operating activities	$214,941	$187,200
Net cash used in investing activities	(38,206)	(20,556)
Net cash provided by (used in) financing activities	144,829	(173,959)
Effect of foreign exchange rate changes on cash and cash equivalents	(457)	(131)
Net increase (decrease) in cash and cash equivalents	$321,107	$(7,446)

Operating Activities

Net cash provided by operating activities for the thirty-nine-week periods ended May 30, 2020 and June 1, 2019 was $214.9 million and $187.2 million, respectively. There are various increases and decreases contributing to this change. A smaller decrease in the change in accounts payable and accrued liabilities due to an increase in income taxes payable from an expected tax payment during the thirteen-week period ended May 30, 2020 being deferred as part of the CARES Act, a smaller increase in the change in inventories and in accounts receivable resulting from lower sales volumes, partially offset by a decrease in net income contributed to most of the increase in net cash provided by operating activities.

	May 30,	August 31,	June 1,
	2020	2019	2019
	(Dollars in thousands)
Working Capital	$963,943	$752,696	$729,704
Current Ratio	2.6	2.7	2.5
Days Sales Outstanding	60.7	56.8	59.2
Inventory Turnover	3.4	3.5	3.5

The increase in working capital as of May 30, 2020 compared to June 1, 2019 is primarily due to an increase in cash from the $300.0 million draw down on the Committed Facility in March 2020, and the $300.0 million borrowing being classified as long-term debt. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the $300.0 million draw down on the Committed Facility in March 2020.

The increase in days sales outstanding as compared to the same period in the prior year is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turnover (calculated using a thirteen-point average inventory balance) remained relatively consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirty-nine-week periods ended May 30, 2020 and June 1, 2019 was $38.2 million and $20.6 million, respectively. The use of cash for both periods included expenditures for property, plant, and equipment and the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). The thirty-nine-week period ended June 1, 2019 included a source of cash associated with proceeds from the sale of Columbus-Franklin County Finance Authority bonds, partially offsetting the uses of cash mentioned above by $27.0 million.

Financing Activities

Net cash provided by financing activities for the thirty-nine-week period ended May 30, 2020 was $144.8 million as compared to the net cash used in financing activities of $174.0 million for the thirty-nine-week period ended June 1, 2019. The major components contributing to the source of cash for the thirty-nine-week period ended May 30, 2020 were net borrowings on the credit facilities, private placement, and shelf facility debt of $534.2 million, partially offset by dividends paid of $402.5 million. The major components contributing to the use of cash for the thirty-nine-week period ended June 1, 2019 were the repurchase of our common stock of $84.5 million, dividends paid of $104.3 million, and payments on capital lease and financing obligations of $28.0 million primarily related to the lease with the Columbus-Franklin County Finance

Authority upon the settlement of the bonds. This was partially offset by net borrowings on all the credit facilities of $22.0 million and proceeds from the exercise of common stock options of $15.5 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on our Form 10-K for the fiscal year ended August 31, 2019. As of May 30, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 31, 2019. See Note 13, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for information about subsequent transactions.

Long-term Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million Committed Facility. As of May 30, 2020, the Company also had six uncommitted facilities, totaling $413.8 million of maximum uncommitted availability. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about the credit facilities. As of May 30, 2020, we were in compliance with the operating and financial covenants of the credit facilities. The current unused balance of $7.8 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018 and March 2020, we entered into additional Note Purchase Agreements. See Note 6 “Debt” and Note 13, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these and subsequent transactions.

Financing Arrangements

From time to time, we enter into financing arrangements. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of May 30, 2020, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2025. See Note 7 “Leases” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our finance and operating leases.

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

Recently Issued Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 31, 2019 fiscal year-end.

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

No changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In addition, many of the risk factors in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 will be amplified by the following additional risk factor:

Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our associates, including associates at our fulfillment centers; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. These effects of the COVID-19 pandemic have resulted and will result in lost or delayed revenue to us, and we have been experiencing disruptions to our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended May 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/20-3/31/20	79	53.18	—	1,157,038
4/1/20-4/30/20	413	56.27	—	1,157,038
5/1/20-5/30/20	—	—	—	1,157,038
Total	492	$55.81	—

__________________________

(1)During the thirteen weeks ended May 30, 2020, 492 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of May 30, 2020, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2013 grant).*
10.2	Form of Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2014 grant).*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 8, 2020	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: July 8, 2020	By:	/s/ GREG CLARK Vice President and Interim Chief Financial Officer (Principal Financial Officer)