Form 10-K
period 2020-08-29
MSC INDUSTRIAL DIRECT CO INC
filed 2020-10-27
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2020
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of February 29, 2020 was approximately $2,762,837,744. As of October 1, 2020, 45,762,774 shares of Class A common stock and 9,844,856 shares of Class B common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2021 annual meeting of shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

MSC INDUSTRIAL DIRECT CO., INC.

i

PART I.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to the following, many of which are, and will be, amplified by the COVID-19 pandemic:

•the impact of the COVID-19 pandemic on our sales, operations and supply chain;

•general economic conditions in the markets in which the Company operates;

•changing customer and product mixes;

•competition, including the adoption by competitors of aggressive pricing strategies and sales methods;

•industry consolidation and other changes in the industrial distribution sector;

•our ability to realize the expected benefits from our investment and strategic plans, including our transition from being a spot-buy supplier to a mission-critical partner to our customers;

•our ability to realize the expected cost savings and benefits from our restructuring activities;

•retention of key personnel;

•volatility in commodity and energy prices;

•the outcome of government or regulatory proceedings or future litigation;

•credit risk of our customers;

•risk of customer cancellation or rescheduling of orders;

•difficulties in calibrating customer demand for our products, in particular personal protective equipment or “PPE” products, which could cause an inability to sell excess products ordered from manufacturers resulting in inventory write-downs or could conversely cause inventory shortages of such products.

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

•our ability to maintain our credit facilities;

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

ITEM 1. BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its subsidiaries, “MSC,” the “Company,” “we,” “our,” or “us”) is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. With a history of driving innovation in industrial product distribution for more than 75 years, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of more than 6,300 associates keeps our customers’ manufacturing operations up and running and improves their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada, Mexico, and the United Kingdom, from individual machine shops to Fortune 1000 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of 12 customer fulfillment centers (eight in the United States, three in Canada and one in the U.K.) and 98 branch offices (97 in the United States and one in the U.K.). Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio in the United States. In addition, we operate seven smaller customer fulfillment centers in or near Hanover Park, Illinois; Dallas, Texas; Shelbyville, Kentucky (repackaging and replenishment center); Wednesbury, England; and in Canada: Edmonton, Alberta; Beamsville, Ontario and Moncton, New Brunswick.

We offer approximately 1.9 million active, saleable stock-keeping units (“SKUs”) through our eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; catalogs and brochures; and call-centers and branches. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Standard Time (excluding Class C (“Consumables”) category products). Our customers can choose among many convenient ways to place orders: mscdirect.com, eProcurement platforms, call-centers or direct communication with our outside sales associates.

We believe that our value-added solutions approach to driving our customers’ success serves to differentiate MSC from traditional transaction-focused distributors. We endeavor to save our customers money when they partner with us for their MRO and metalworking product needs. We focus on building strong partnerships with our customers to help them improve their productivity and growth. We do this in several ways:

•our experienced team includes customer care team members, metalworking specialists, safety specialists, inventory management specialists, technical support teams, and experienced sales associates focused on driving our customers’ success by reducing their operational costs;

•our robust systems and transactional data enable us to provide insights to our customers to help them take cost out of their supply chains and operations;

•our extensive product inventory enables customers to deal with fewer suppliers, streamlining their purchasing work and reducing their administrative costs;

•our timely shipping enables our customers to reduce their inventory investment and carrying costs;

•our purchasing process consolidates multiple purchases into a single order, providing a single invoice for multiple purchases over time, and offering direct shipments to specific departments and personnel at one or more facilities. This reduces our customers’ administrative costs;

•our extensive eCommerce capabilities provide sophisticated search and transaction capabilities, access to real-time inventory, customer-specific pricing, workflow management tools, customized reporting and other features. We can also interface directly with many purchasing portals;

•our inventory management solutions enable our customers to carry less inventory and still significantly reduce situations when a critical item is out of stock;

•our proprietary software solution, called Ap Op (Application Optimization), enables our metalworking specialists to document productivity savings for customers for a range of applications, including grinding, milling, turning, threading, sawing, hole-making, metalworking fluids and other manufacturing process improvements; and

•our exclusive service, MSC MillmaxTM, focuses on maximizing milling productivity and reducing cost by reducing the milling optimization process to just a few minutes. MSC MillmaxTM helps customers increase material removal rates, reduce cycle times, improve surface finishes and extend tool life, leading to improved productivity, quality and cost savings.

Industry Overview

MSC operates in a large, fragmented industry. National, regional and local distributors, retail outlets, small distributorships, online distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces all serve MRO customers.

MSC differentiates itself in the industry by being a leading distributor of metalworking products. We have continued to expand technical support and enhance supplier relationships, especially with our metalworking products. Our associates share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve their goals.

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

Business Strategy

MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining metalworking and MRO supplies. Leveraging our expertise, knowledge, and experience with metalworking products will continue to be a key tenet of our business and growth strategy. Our customer-focused culture and high-touch engagement model drives value for our customers and results in deep customer relationships. Our strategy includes the following key elements:

Technical Expertise and Support. We provide technical support and one-on-one service through our field and customer care center representatives.  We have a dedicated team of more than 100 metalworking specialists who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. These metalworking specialists are customer-facing and work side-by-side with our customers. We utilize our Application Optimization proprietary software to capture the application data and deliver documented cost savings to our customers. Our exclusive service, MSC Millmax™, focuses on maximizing milling productivity and reducing cost by reducing the milling optimization process to just a few minutes. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

Inventory Management Solutions. Our approach starts with a thorough customer assessment. Our expert associates develop and recommend solutions that provide exceptional value to the customer. Depending on the customer’s size and needs, we customize options to address complexity and processes, as well as specific products, technical issues and cost targets. The options include eProcurement, CMI, VMI, vending, tool crib control, or in-plant solutions. Our world-class sourcing, logistics and business systems provide predictable, reliable and scalable service.

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

Superior Customer Service. Our commitment to customer service starts with our many associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training to empower our associates to better support our customers. Using our proprietary customer support software, our in-bound sales representatives can: inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross-check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer: customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

Commitment to Technological Innovation. We embrace technological innovations to support our growth, improve customer service and reduce our operating costs. The innovations make our buying practices more effective, improve our automated inventory replenishment and streamline order fulfillment. MSC’s proprietary software helps our customers and sales representatives determine the availability of products in real time and evaluate alternative products and pricing. The MSC website contains a searchable online catalog with electronic ordering capabilities. The MSC website also offers an array of services, workflow management tools and related information. Our warehouses are automated through the use of advanced systems and robotics platforms that allow us to rapidly process orders for next day delivery, with greater efficiency

We also continually upgrade our distribution methods and systems and provide comprehensive electronic ordering capabilities (“EDI” and “XML”) to support our customers’ purchase order processing. We continue to invest in our VMI, CMI and vending solutions that streamline customer replenishment and trim our customers’ inventories. Our vending solutions include different kinds of machines, such as storage lockers or carousels, which can stand alone or be combined with other machines. MSC vending machines use network or web-based software to enable customers to gain inventory visibility, save time and drive profitability.

Digital Technologies and www.mscdirect.com. The MSC website (www.mscdirect.com) provides personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status, and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing. Customers increasingly evaluate their total cost of purchasing, using and maintaining industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive services.

Growth Strategy

Our growth strategy includes a number of initiatives to gain market share and complete the repositioning of MSC from being a spot buy supplier to mission-critical partner to our customers. These include the following:

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing. MSC is a leading distributor of metalworking products in the United States. We have continued to expand technical support and enhance supplier relationships. We are continuing to develop high-performance metalworking products marketed under MSC exclusive brands, providing high-value product alternatives for our customers. Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. They help our customers select the right tool for the job from our deep supplier base and exclusive brands.

Expanding programs for government and national account customers. Although MSC has been providing MRO and metalworking supplies to the commercial sector for more than 75 years, we continue to focus on government customers and have a large contract business with numerous federal, state, and local agencies. We have developed customized government and national account programs. We see opportunity for additional growth in this area.

We provide customized national account programs for larger customers, often on an enterprise-wide basis. These national account customers value our ability to support their procurement needs electronically to reduce their transactional costs. Our dedicated national account managers and operations experts provide supply chain solutions that reduce these customers’ total costs of procurement and ownership through increased visibility into their MRO purchases and improved management. We demonstrate these savings by providing these customers with detailed reporting at both the enterprise and site level.

Increasing the size and improving the productivity of our direct sales force. We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. At August 29, 2020, our field sales and service associate headcount was 2,263 and our in-bound sales representative headcount was 906. We believe that our sales force investment has played a critical role in maintaining our market share.

Increasing sales from existing customers and generating new customers with various value-added programs. Our value-added programs include business needs analysis, inventory management solutions and workflow management tools. Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies. We are increasing investments in vending, VMI, and our growing in-plant solutions program.

Increasing the number of product lines and productive SKUs. We offer approximately 1.9 million active, saleable SKUs through our eCommerce channels, including our MSC website, inventory management solutions, catalogs, brochures and call-centers and branches. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2020, we added approximately 160,000 SKUs, net of SKU removals, to our active, saleable SKU count. We plan to continue adding SKUs in fiscal year 2021.

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

Improving our excellent customer support service. MSC consistently receives high customer satisfaction ratings, according to customer surveys. By working to anticipate our customers’ requirements, we strive to exceed our customers’ expectations. This focus on our customers’ needs enables us to achieve our goal to stand apart in the market. We use customer comment cards, surveys and other customer outreach tools, using their feedback to improve the overall customer experience.

Selectively pursuing strategic acquisitions. MSC is a leader in the highly fragmented industrial distribution market with significant opportunities for organic and acquisitive growth. We selectively pursue strategic acquisitions that deepen our metalworking expertise, extend our capabilities into strategic adjacencies, and expand our markets in North America. In February 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). The Company holds a 75% interest in each of the MSC Mexico entities. The acquisition provides the Company with the opportunity to further expand its business throughout North America. In April 2018, MSC completed the acquisition of All Integrated Solutions, Inc. (“AIS”). AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools based in Franksville, Wisconsin. AIS delivers production fasteners and custom tool and fastener solutions for use in the assembly of manufactured commercial and consumer products. AIS provides a solid growth platform for expansion in the production fasteners market, complementing our robust Consumables fastener and VMI solutions.

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

We purchase substantially all our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal 2020, 2019 or 2018.

Customer Fulfillment Centers

We continue to invest in the enhancement of our distribution efficiency and capabilities. When our customers order an in- stock product online or via phone, we ship it the day the order is placed 99% of the time. We do that through our 12 customer fulfillment centers and 98 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 1000 companies, government agencies and manufacturers of all sizes. With our acquisitions of Barnes Distribution North America in fiscal 2013 and AIS in fiscal 2018, we have increased our presence in the fastener and Consumables product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance consumables by our associates, but also the management of appropriate stock levels for the customer, fulfilling replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

Federal government customers include the U.S. Postal Service, the Department of Defense, large and small military bases, Veterans Affairs hospitals, and federal correctional facilities. We have individual state contracts and also are engaged with several state cooperatives.

Our national account program includes Fortune 1000 companies, large privately held companies, and international companies primarily doing business in North America. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting prospective customers that best fit the MSC model.

We have implemented advanced analytics and significantly increased the return on our marketing investments designed to acquire new customers and increase our share of business with current customers. The majority of our efforts are focused on search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior and we utilize master catalogs and direct mail on a selective basis. We use our own database of over three million contacts together with external information to target buyers with the highest likelihood to buy.

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

Our in-bound sales representatives at our customer care centers undergo an intensive seven-week training course, followed up by regular training seminars and workshops. We monitor and evaluate our sales associates at regular intervals and provide our sales associates with technical training by our in-house specialists and product vendors. We maintain a separate technical support group dedicated to answering customer inquiries and assisting our customers with product operation information and finding the most efficient solutions to manufacturing problems.

Branch Offices

We operate 97 branch offices within the United States located in 42 states, and one located in the U.K. We have experienced higher sales growth and market penetration in areas around our branch offices and believe they play an integral role in obtaining new accounts and penetrating existing ones.

Publications

Our primary reference publications are our master catalogs, which contain a comprehensive offering across all product lines, and are supported by specialty and promotional catalogs and brochures. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, safety and janitorial. Specialty and promotional catalogs, targeted to our best prospects, offer a more focused selection of products at a lower catalog production cost and more efficient use of advertising space. These specialty and promotional catalogs are designed to be deployed either digitally or by direct mail.

We continually balance ongoing strategies to improve direct marketing productivity and increase return on advertising dollars spent against programs to increase revenue and lifetime value. While master catalogs, promotional catalogs and brochures continue to play a role in our efforts, we continue to experience a shift to search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Customers submit approximately 60% of their orders digitally through our technology platforms (website, vending machines, and eProcurement).  The remaining orders are primarily placed via telephone, fax and mail. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at each of our branches and our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional situation, our communications system will reroute customer exchanges to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our information systems enable us to centralize management of key functions across our business. These systems help us to ship on a same-day basis, respond quickly to order changes, provide a high level of customer service, and manage our operational costs. In fiscal 2019, we incorporated further robotic-driven automation into our fulfillment centers. Our eCommerce environment is built upon a combined platform of our own intellectual property and state-of-the-art software from the world’s leading internet technology providers and is powered by world-class product data. This powerful combination of resources helps us deliver a superior online shopping experience with world-class levels of reliability.

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

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners. We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise information technology (“IT”). Our IT associates moved rapidly and effectively to enable nearly the entire company with remote access in March 2020, when the COVID-19 pandemic began causing significant macroeconomic disruption in the United States. We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. We recently went live on our upgraded core financial systems and new Human Resources platform. We are continuing to upgrade our systems and plan to make investments as necessary to enhance our operational effectiveness.

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

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from: traditional channels of distribution, such as retail outlets; small dealerships; regional and national distributors utilizing direct sales forces; manufacturers of MRO supplies; large warehouse stores; and larger direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency and includes both traditional distributors and non-traditional, web-based eCommerce competitors. In addition, new entrants in the MRO supply industry could increase competition. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a large variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria.

Seasonality

During any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fourth fiscal quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions and the COVID-19 pandemic.

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

Associates

As of August 29, 2020, we employed 6,315 full- and part-time associates. No associate is represented by a labor union. We consider our relationships with associates to be good and have experienced no work stoppages.

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

Risks Relating to Our Business

Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our associates, including associates at our fulfillment centers; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. These effects of the COVID-19 pandemic have resulted and will result in lost or delayed revenue to us, and we have been experiencing disruptions to our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described below and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

When, as occurs in economic downturns, including the economic downturn resulting from the COVID-19 pandemic, current or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

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

We operate in a highly competitive industry, which is evolving and consolidating, which could adversely affect our business and financial results.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make the industry more competitive. Our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies which operate primarily outside of our industry entering our marketplace.

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

In order to operate more efficiently and control costs, in fiscal 2020 we incurred $17.0 million in restructuring and other related costs, comprised of $6.6 million in consulting costs related to the optimization of the Company’s operations and $10.4 million in severance and separation benefits charges and other related costs associated primarily with sales workforce realignment. There can be no assurance that these actions will achieve their intended benefits.

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

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy, including as a result of the COVID-19 pandemic, could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults.

Failure to accurately forecast customer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products, we may purchase products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in inventory write downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products, we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

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

Work stoppages and other disruptions, including those due to extreme weather conditions and in response to COVID-19, at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports due to third party labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions, including winter storms, could adversely affect demand for our products in particularly hard-hit regions and impact our sales. Additionally, the implementation of shelter-in-place orders, social distancing orders, quarantines, port closures, increased border controls or closures, and other travel restrictions or government actions in response to COVID-19 may affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations.

Disruptions or breaches of our information systems, or violations of data privacy laws, could adversely affect us.

We believe that our IT systems are an integral part of our business and growth strategies. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based associates to work from home. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our such information systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, and physical or electronic break-ins. In addition, our IT systems may be vulnerable to cyberattacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, all of which are rapidly evolving and becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, disrupt our operations and divert management attention and key IT resources.

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

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA), the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, the California Consumer Protection Act, which become effective on January 1, 2020 and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Our business depends on our ability to retain and to attract qualified sales and customer service personnel and metalworking specialists.

Our business depends on our ability to attract, train and retain sales and customer service professionals and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, and in particular metalworking specialists, who can provide technical support to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers. Additionally, hiring and retaining such qualified individuals may be adversely impacted by global economic uncertainty caused and office closures by COVID-19. If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, or if such associates are unable to work effectively or at all due to the COVID-19 pandemic, our operational capabilities and ability to provide differentiated services may be adversely affected.

The loss of key suppliers or contractors or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand-name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers and contractors.  The loss of or a substantial decrease in the availability of products or services from key suppliers or contractors at competitive prices, or the loss of a key brand, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions and labor disputes. Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic and may be impacted by other factors outside our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences. Disruptions in our supply chain, could result in a decrease in revenues and profitability.

Trade policies could make sourcing products from overseas more difficult and/or costlier as well as negatively affect the markets we sell into.

Any changes to trade policies, including the imposition of significant restrictions, quotas, duties or tariffs, whether because of amendments to or elimination of existing trade agreements, or the imposition of new or modified trade tariffs, could have an adverse effect on our business. For example, between July 2018 and May 2019, the U.S. government imposed tariffs ranging between 10% and 25% on specified product lists totaling approximately $250.0 billion of Chinese imports, with the U.S. government ultimately raising the tariff rate on all of the $250.0 billion in imports to 25%. In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government also announced the imposition of a 15% tariff on an additional $300.0 billion of Chinese imports effective September 1, 2019 for certain specified products and December 15, 2019 for the remaining specified products, which 15% tariff was reduced to 7.5% effective February 14, 2020. While the signing of a “phase one” trade deal on January 15, 2020 and granting of several tariff exclusions by the U.S. Trade Representative signal a cooling of tensions between the U.S. and China over trade, many of the additional tariffs on Chinese origin goods remain as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement. In addition, the economic disruption caused by the COVID-19 pandemic could make it harder for China to meet its obligations under the deal which could further challenge US-China bilateral trade relations.

Additionally, in November 2018, the U.S. reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which replaced the existing North American Free Trade Agreement among those countries effective July 1, 2020. Among other things, the USMCA, includes revised country of origin rules and labor provisions for the protection of workers.

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

Our business depends on maintaining operations at our co-located headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood, pandemic or other natural disaster or other interruption could have a material adverse effect on our business and financial results. Additionally, our business could be affected by people working from home due to the COVID-19 pandemic, and we could experience disruptions to our operations resulting from illness of any of our associates, including associates at our customer fulfillment centers.

Our success is dependent on certain key management personnel.

Our success depends largely on the efforts and abilities of certain key senior management. The loss or disruption of the services of one or more of such key personnel, including as a result of COVID-19, could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions or the operation of our business. Due to the nature of our business, these proceedings may, for example, relate to product liability claims, commercial disputes, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor, intellectual property matters, or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Acquisitions and other strategic transactions present numerous risks and challenges, which could harm our business:

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

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances, as well as challenges arising from the COVID-19 pandemic. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

We are subject to environmental, health and safety laws and regulations.

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws, and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition, or results of operations.

Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us.

There is an increasing focus on corporate social and environmental responsibility in our industry. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions.  This corporate social and environmental responsibility influence is expanding into other stakeholders such as investors, suppliers, associates, and communities.  We currently voluntarily comply with the sustainability standards set forth by various voluntarily sustainability initiatives and organizations. These social and environmental responsibility practices, policies, provisions, and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.

Goodwill and indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.

As of August 29, 2020, our combined goodwill and indefinite-lived intangible assets amounted to $690.4 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

Risks Related to Our Indebtedness

The terms of our credit facilities and senior notes impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have credit facilities and outstanding senior notes. For a description of these facilities and senior notes, please see Note 9 “Debt” in the Notes to the Consolidated Financial Statements. We are subject to various operating and financial covenants under the credit facilities and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facilities and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments.

Our inability to maintain our committed and uncommitted credit facilities could materially adversely affect our liquidity and our business.

Our ability to manage our business and execute our business strategy is dependent, in part, on the continued availability of financing. With respect to committed facilities, lenders may decline to renew or extend credit facilities, or they may require stricter terms and conditions with respect to future facilities, and we may not find these terms and conditions acceptable. With respect to uncommitted facilities, lenders may cease making loans or demand payment of outstanding loans which may overly restrict our ability to conduct our business successfully.

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

Risks Related to Our Common Stock

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounts for a substantial portion of our revenues, and changes in general market conditions, including as a result of the COVID-19 pandemic, could cause the market price of our Class A common stock to fluctuate substantially.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. As of October 1, 2020, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B common stock and approximately 2.8% of the outstanding shares of our Class A common stock, giving them control over approximately 69.2% of the combined voting power of our Class A common stock and our Class B common stock. Consequently, such shareholders will be able to elect all the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A common stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Atlanta, Georgia	721,000	1990	Owned
Elkhart, Indiana	545,000	1996	Owned
Columbus, Ohio	468,000	2014	Owned
Reno, Nevada	419,000	1999	Owned
Hanover Park, Illinois	182,000	2003	Leased
Dallas, Texas(1)	135,000	2003	Leased
Shelbyville, Kentucky(2)	110,000	1973	Owned
Beamsville, Ontario, Canada	85,000	2004	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Edmonton, Alberta, Canada	40,500	2007	Leased
Moncton, New Brunswick, Canada	16,000	1981	Owned

__________________________

(1)We plan to close our Dallas customer fulfillment center on or before December 31, 2020 and shift operations to our remaining distribution network.

(2)Repackaging and replenishment center.

We maintain 97 branch offices within the United States located in 42 states and one branch office located in the U.K. The branches range in size from 1,800 to 72,000 square feet. Most of these branch offices are leased. These leases will expire at various periods, the longest extending to fiscal 2031. The aggregate annual lease payments on leased branch offices and the leased customer fulfillment centers in fiscal 2020 were approximately $12.8 million.

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

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid total annual cash dividends of $8.00 in fiscal year 2020, consisting of a special cash dividend of $5.00 per share and total quarterly regular cash dividends of $3.00 per share. The Company paid total quarterly regular cash dividends of $2.64 in fiscal year 2019. The Company expects its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon its earnings, capital requirements, financial condition and other factors.

On October 20, 2020, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 24, 2020 to shareholders of record at the close of business on November 10, 2020. The dividend will result in a payout of approximately $41.7 million, based on the number of shares outstanding at October 1, 2020.

The approximate number of holders of record of MSC’s Class A common stock as of October 1, 2020 was 532. The number of holders of record of MSC’s Class B common stock as of October 1, 2020 was 26.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the quarter ended August 29, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/31/20-6/30/20	479	$71.35	—	1,157,038
7/1/20-7/31/20	725	65.54	—	1,157,038
8/1/20-8/29/20	1,899	66.54	—	1,157,038
Total	3,103	$67.07	—

__________________________

(1)During the fiscal quarter ended August 29, 2020, 3,103 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2) Activity is reported on a trade date basis.

(3)During fiscal year 1999, our Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the Repurchase Plan. The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, our Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 7,000,000 shares. On October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan and set the total number of shares of Class A common stock authorized for future repurchase at 5,000,000 shares. As of August 29, 2020, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

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

The graph assumes $100 invested at the closing price of our Class A common stock on the NYSE and each index on August 29, 2015 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A common stock.

Cumulative Total Stockholder Return

for the Period from August 29, 2015 through August 29, 2020

	8/29/2015	9/3/2016	9/2/2017	9/1/2018	8/31/2019	8/29/2020
MSC Industrial Direct Co., Inc.	100.00	112.81	107.46	136.24	111.42	122.83
S&P Midcap 400	100.00	112.60	125.90	150.47	140.80	148.24
Dow Jones US Industrial Supplier	100.00	107.00	91.74	137.69	118.72	165.30

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the fiscal years ended August 29, 2020, August 31, 2019, and September 1, 2018 and the selected consolidated balance sheet data as of August 29, 2020 and August 31, 2019 are derived from MSC’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the fiscal years ended September 2, 2017, and September 3, 2016, and the selected consolidated balance sheet data as of September 1, 2018, September 2, 2017, and September 3, 2016 are derived from MSC’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	August 29, 2020 (52 weeks)	August 31, 2019 (52 weeks)	September 1, 2018 (52 weeks)	September 2, 2017 (52 weeks)	September 3, 2016 (53 weeks)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$3,192,399	$3,363,817	$3,203,878	$2,887,744	$2,863,505
Gross profit	1,343,322	1,432,043	1,392,961	1,286,247	1,288,858
Operating expenses (3)(4)	992,582	1,032,047	972,408	907,247	912,898
Income from operations	350,740	399,996	420,553	379,000	375,960
Income taxes	82,492	94,332	76,966	136,561	140,515
Net income attributable to MSC Industrial	251,117	288,865	329,223	231,431	231,216
Net income per common share:
Basic	4.53	5.23	5.84	4.08	3.78
Diluted	4.51	5.20	5.80	4.05	3.77
Weighted average common shares outstanding:
Basic	55,472	55,245	56,355	56,591	60,908
Diluted	55,643	55,508	56,707	56,971	61,076
Cash dividends declared per common share(1)	$8.00	$2.64	$2.22	$1.80	$1.72
Consolidated Balance Sheet Data (at period end):
Working capital(5)	$829,037	$752,696	$656,984	$447,854	$502,889
Total assets(5)	2,382,430	2,311,237	2,288,727	2,098,912	2,064,951
Current portion of debt including finance lease and financing obligations	122,248	175,453	224,097	331,986	267,050
Long-term debt including finance lease obligations, net of current maturities	497,018	266,431	311,236	200,991	339,772
Deferred income taxes and tax uncertainties(2)	121,727	114,011	99,714	115,056	148,201
Shareholders’ equity	1,320,573	1,483,879	1,387,254	1,225,140	1,098,376

__________________________

(1)In the second quarter of fiscal year 2020, the Company paid a special cash dividend of $5.00 per share.

(2)In fiscal year 2018, the Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system.

(3)In fiscal year 2019, the Company incurred $6,725 of severance and separation benefits charges and other related costs associated with workforce reduction and increased performance management.

(4)In fiscal year 2020, the Company incurred $6,583 of consulting-related costs to review the optimization of the Company’s operations, and $10,446 of severance and separation benefits charges and other related costs.

(5)Total assets and working capital were impacted in fiscal year 2020 by the adoption of ASU 2016-02, “Leases,” as described further in Notes 1 and 10 to the Consolidated Financial Statements included in Item 8. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American distributor of a broad range of metalworking and MRO products and services. We help our customers drive greater productivity, profitability and growth with approximately 1.9 million products, inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,300 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling, and optimizing for a more productive tomorrow. We offer approximately 1.9 million active SKUs through our catalogs; brochures; eCommerce channels, including the MSC website; our inventory management solutions; and call-centers and branches. We service our customers from 12 customer fulfillment centers (eight customer fulfillment centers are located in the United States which includes five primary customer fulfillment centers, one is located in the U.K., and three are located in Canada) and 98 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our CMI, VMI, and vending programs. Our field sales and service associate headcount was 2,263 at August 29, 2020, compared to 2,414 at August 31, 2019 and 2,383 at September 1, 2018. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play driving value for our customers by enabling them to achieve higher levels of growth, profitability, and productivity.

The chart below displays a three-year comparison of our net sales from fiscal 2018 through fiscal 2020:

(1)Pricing and other is comprised of changes in customer and product mix, discounting and other items.

Recent Developments and Highlights

Highlights during our fiscal year ended August 29, 2020 include the following:

•We generated $396.7 million of cash from operations in fiscal 2020.

•We paid out $444.2 million in cash dividends, comprised of special and regular cash dividends of approximately $277.6 million and $166.5 million, respectively, compared to regular cash dividends of $145.7 million in the prior fiscal year.

•We incurred $17.0 million in restructuring and other related costs, comprised of $6.6 million in consulting costs related to the optimization of the Company’s operations and $10.4 million in severance and separation benefits charges and other related costs associated primarily with sales workforce realignment.

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

Our number one priority is the health and safety of our associates and their families, our customers, and our other partners. We have taken and will continue to take measures to reduce the risk of infection and to protect our associates and our business, in line with guidelines issued by the authorities in the jurisdictions in which we operate, including state, federal and local governments and the Center for Disease Control and Prevention. We have restricted non-associate access to our sites, reorganized our workflows where permitted to maximize social distancing, implemented extensive restrictions on associate travel, and utilized remote-working strategies where possible. As we are an essential business, we have continued to operate our customer fulfillment centers, and associates working at those facilities have continued to be on our premises, serving our customers. We have instituted enhanced safety procedures to safeguard their health and safety, including use of additional protective equipment and frequent cleaning of our facilities.

We continue to experience disruptions in our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. We have reduced spending more broadly across the company, only proceeding with operating and capital spending that is critical. We have ceased substantially all hiring and reduced discretionary expenses. We temporarily reduced senior management and associate compensation. In April 2020, we temporarily suspended the employer matching contribution to eligible participants in the Company’s 401(k), and the matching contribution was reinstated at the beginning of our fiscal year 2021. We have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by foreign, federal, state and local authorities, or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

Our Strategy

Our objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. Our strategy is to complete the transition from being a spot buy supplier to a mission-critical partner to our customers. We will selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity. This includes both the Metalworking Business Index (“MBI”) and the Industrial Production Index (“IP”). Approximately 66% of our revenues came from sales in the manufacturing sector during the fourth quarter of our fiscal year 2020. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and IP. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining, and utilities industries. The MBI and IP over the 2020 fiscal fourth quarter and fiscal year averages were as follows:

Period	MBI	IP
June	42.9	97.6
July	46.1	101.7
August	48.6	102.2

Fiscal 2020 Q4 average	45.9	100.5
Fiscal 2020 full year average	45.5	103.8

The MBI trended downward during fiscal 2020. August marked the sixth consecutive month of readings below 50.0, indicating contraction and overall slower growth in the metalworking manufacturing environment. Also, August marked the fourth consecutive month the MBI has increased since its low watermark of 34.4 in April. These trends have continued with the release of the September MBI of 50.0. IP also trended downward during fiscal 2020, particularly in March through August. Similar to the MBI, IP has improved steadily since its low watermark of 91.3 in April. We will monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. The recent volatility stems from the economic disruptions of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above.

To meet anticipated demand for our products, we may purchase products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in inventory write downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products, we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

Results of Operations

Fiscal Year Ended August 29, 2020 Compared to the Fiscal Year Ended August 31, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 29, 2020		August 31, 2019
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,192,399	100.0%	$3,363,817	100.0%	$(171,418)	(5.1)%
Cost of goods sold	1,849,077	57.9%	1,931,774	57.4%	(82,697)	(4.3)%
Gross profit	1,343,322	42.1%	1,432,043	42.6%	(88,721)	(6.2)%
Operating expenses	992,582	31.1%	1,032,047	30.7%	(39,465)	(3.8)%
Income from operations	350,740	11.0%	399,996	11.9%	(49,256)	(12.3)%
Total other expense	(16,490)	(0.5)%	(16,867)	(0.5)%	377	(2.2)%
Income before provision for income taxes	334,250	10.5%	383,129	11.4%	(48,879)	(12.8)%
Provision for income taxes	82,492	2.6%	94,332	2.8%	(11,840)	(12.6)%
Net income	251,758	7.9%	288,797	8.6%	(37,039)	(12.8)%
Less: Net income (loss) attributable to noncontrolling interest	641	0.0%	(68)	0.0%	709	1042.6%
Net income attributable to MSC Industrial	$251,117	7.9%	$288,865	8.6%	$(37,748)	(13.1)%

Net Sales

Net sales for fiscal year 2020 decreased 5.1% or $171.4 million from the prior fiscal year. We estimate that this $171.4 million decrease in net sales is comprised of (i) approximately $215.7 million of lower sales volume, excluding MSC Mexico operations; and (ii) $1.0 million of unfavorable foreign exchange impact; partially offset by (iii) $17.5 million of net sales from MSC Mexico, which commenced operations in February 2019; and (iv) approximately $27.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $171.4 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by $27.8 million and sales other than to our Large Account Customers decreased by $143.6 million, which includes $17.5 million of net sales from MSC Mexico partially offsetting the decrease.

The table below shows the change in our fiscal quarterly and annual 2020 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2020 vs. 2019 Fiscal Period	Thirteen -Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen -Week Period Ended Fiscal Q4	Fiscal Year Ended

Net Sales (in thousands)	$823,601	$786,094	$834,972	$747,732	$3,192,399
Sales Days	62	61	64	64	251
Average Daily Sales (ADS)(1) (in millions)	$13.3	$12.9	$13.0	$11.7	$12.7
Total Company ADS Percent Change	-1.0%	-2.9%	-3.6%	-12.7%	-5.1%

Manufacturing Customers ADS Percent Change	-1.3%	-3.7%	-17.0%	-19.6%	-10.6%
Manufacturing Customers Percent of Total Net Sales	70%	70%	59%	65%	66%

Non-Manufacturing Customers ADS Percent Change	-0.3%	-1.0%	26.2%	3.4%	7.8%
Non-Manufacturing Customers Percent of Total Net Sales	30%	30%	41%	35%	34%

(1) ADS is calculated using number of business days in the US

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 59.2% of consolidated net sales for the fiscal year ended August 29, 2020, compared to 60.0% of consolidated net sales for the fiscal year ended August 31, 2019. This percentage decline is primarily related to the higher volume of safety and janitorial product sales in the current fiscal year that were not transacted through our eCommerce platforms. These percentages of consolidated net sales do not include eCommerce sales from our AIS and MSC Mexico operations.

Gross Profit

Gross profit margin was 42.1% in fiscal 2020 as compared to 42.6% in fiscal 2019. The decline was primarily the result of increased product costs and changes in our customer and product mix. In addition, 30 basis points of the decline resulted from MSC Mexico operations which commenced in the fiscal second quarter of 2019.

Operating Expenses

Operating expenses decreased 3.8% to $992.6 million in fiscal 2020, as compared to $1.032 billion in fiscal 2019. Operating expenses were 31.1% of fiscal 2020 net sales, as compared to 30.7% for fiscal 2019. The decrease in operating expenses was primarily attributable to a decrease in payroll and payroll-related costs, freight costs associated with lower sales volumes, and travel and entertainment costs, partially offset by the increases in depreciation and amortization, severance and separation costs, and consulting costs discussed below and higher operating expenses for MSC Mexico.

Payroll and payroll-related costs, excluding severance and separation charges, were approximately 55.7% of total operating expenses for fiscal 2020, as compared to approximately 55.9% for fiscal 2019. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of incentive compensation, decreased for fiscal 2020, as compared to fiscal 2019, with much of the decrease attributable to a decrease in salary expenses, primarily related to a decrease in associate headcount.

Freight expense was approximately $125.9 million for fiscal 2020, as compared to $138.2 million for fiscal 2019. The primary driver of this was decreased sales volumes.

Travel and entertainment expense was $8.0 million for fiscal 2020, as compared to $14.6 million for fiscal 2019. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic.

Depreciation and amortization was $68.7 million for fiscal 2020, as compared to $65.0 million for fiscal 2019. The primary driver of this increase was a greater investment in capital projects related to information technology and vending solutions, which generally have shorter useful lives.

For fiscal 2020, we incurred approximately $6.6 million in consulting costs related to the optimization of the Company’s operations and approximately $10.4 million in severance and separation related costs as compared to $6.7 million in severance and separation related costs in fiscal 2019. This contributed to the increase in operating expenses as a percentage of net sales. In addition, the operations of MSC Mexico, which commenced in our second quarter of fiscal 2019, accounted for $6.0 million in incremental costs for fiscal 2020, as compared to the prior fiscal year.

Income from Operations

Income from operations decreased 12.3% to $350.7 million in fiscal 2020, as compared to $400.0 million in fiscal 2019. This was primarily attributable to the decreases in net sales and gross profit, partially offset by the decrease in operating expenses as described above. Income from operations as a percentage of net sales decreased to 11.0% for fiscal 2020, from 11.9% for fiscal 2019, primarily as the result of the decrease in the gross profit margin and an increase in operating expenses as a percentage of net sales as mentioned above.

Provision for Income Taxes

Our effective tax rate for fiscal 2020 was 24.7% as compared to 24.6% in fiscal 2019. See Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements for further information.

Net Income

The factors which affected net income for fiscal 2020 as compared to the prior period have been discussed above.

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

Net Sales

Net sales increased 5.0% or approximately $159.9 million for the fiscal year ended 2019. We estimate that this increase in net sales is comprised of (i) $64.8 million of higher sales volume, excluding AIS and MSC Mexico operations; (ii) $45.2 million from AIS; (iii) $23.2 million from MSC Mexico, which commenced operations in February 2019; and (iv) $31.2 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items; partially offset by (v) $4.5 million from foreign exchange impact. Of the above $159.9 million increase in net sales, sales to Large Account Customers increased by $43.1 million and sales other than to our Large Account Customers increased by $116.8 million, which includes $45.2 million and $23.2 million of net sales from AIS and MSC Mexico, respectively.

The table below shows the change in our fiscal quarterly and annual 2019 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2019 vs. 2018 Fiscal Period	Thirteen -Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen -Week Period Ended Fiscal Q4	Fiscal Year Ended

Net Sales (in thousands)	$831,597	$823,004	$866,546	$842,670	$3,363,817
Sales Days	62	62	64	63	251
Average Daily Sales (ADS) (in millions)	$13.4	$13.3	$13.6	$13.4	$13.4
Total Company ADS Percent Change	8.2%	8.8%	4.6%	2.1%	5.8%

Manufacturing Customers ADS Percent Change	8.7%	8.6%	5.1%	2.5%	6.2%
Manufacturing Customers Percent of Total Net Sales	71%	71%	69%	70%	70%

Non-Manufacturing Customers ADS Percent Change	6.9%	9.5%	3.4%	1.2%	5.0%
Non-Manufacturing Customers Percent of Total Net Sales	29%	29%	31%	30%	30%

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 60.0% of consolidated net sales for the fiscal year ended August 31, 2019, compared to 60.1% of consolidated net sales for the fiscal year ended September 1, 2018. These percentages of consolidated net sales do not include eCommerce sales from the acquisitions of DECO Tool Supply Co. (“DECO”) and AIS, and from MSC Mexico operations.

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

Operating Expenses

Operating expenses increased 6.1% to $1.032 billion in fiscal 2019, as compared to $972.4 million in fiscal 2018. Operating expenses were 30.7% of fiscal 2019 net sales, as compared to 30.4% for fiscal 2018. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs, associated with higher sales volumes. In addition, we incurred approximately $6.7 million in severance and separation related costs in the fourth quarter of fiscal 2019. Operating expenses also increased due to the acquisition of AIS in our third quarter of fiscal 2018 and from the operations of MSC Mexico which commenced in our second quarter of fiscal 2019. AIS and MSC Mexico operating expenses, including non-recurring acquisition and integration costs, accounted for $19.9 million and $4.6 million, respectively, of total operating expenses for fiscal 2019 and AIS accounted for $7.2 million of total operating expenses for fiscal 2018.

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

Net Income

The factors which affected net income for fiscal 2019 as compared to the prior period have been discussed above.

Liquidity and Capital Resources

	August 29,	August 31,
	2020	2019	$ Change
		(Amounts in thousands)
Total debt	$619,266	$441,884	$177,382
Less: Cash and cash equivalents	(125,211)	(32,286)	(92,925)
Net debt	$494,055	$409,598	$84,457
Equity	$1,320,573	$1,483,879	$(163,306)

As of August 29, 2020, we held $125.2 million in cash, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, have been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. At August 29, 2020, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $619.3 million, net of unamortized debt issuance costs of $0.8 million. At August 31, 2019, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all capital leases and financing arrangements, were $441.9 million, net of unamortized debt issuance costs of $1.2 million.  The Company elected to draw down on the Committed Facility to increase its cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic.

We believe, based on our current business plan, that our existing cash, and cash flow from operations, will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We have reduced spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have ceased substantially all hiring and reduced discretionary expenses. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by COVID-19 on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

The table below summarizes information regarding the Company’s cash flows:

	Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(Amounts in thousands)
Net cash provided by operating activities	$396,739	$328,426	$339,658
Net cash used in investing activities	$(49,277)	$(36,373)	$(131,919)
Net cash used in financing activities	$(254,618)	$(305,629)	$(177,586)
Effect of foreign exchange rate changes on cash and cash equivalents	$81	$(355)	$(19)
Net increase (decrease) in cash and cash equivalents	$92,925	$(13,931)	$30,134

Operating Activities

Net cash provided by operating activities for the fiscal years ended August 29, 2020 and August 31, 2019 was $396.7 million and $328.4 million, respectively. There are various increases and decreases contributing to this change. A decrease in the change in accounts receivable and in inventories resulting from lower sales volumes, partially offset by a decrease in net income and a decrease in the change in accounts payable and accrued liabilities contributed to most of the increase in net cash provided by operating activities.

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

	Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018

	(Dollars in thousands)
Working Capital	$829,037	$752,696	$656,984
Current Ratio	3.0	2.7	2.3

Days Sales Outstanding	58.2	56.8	55.6
Inventory Turnover	3.3	3.5	3.7

The increase in working capital and the current ratio at August 29, 2020 compared to August 31, 2019 is primarily due to an increase in cash and a decrease in the current portion of debt, partially offset by a decrease in inventories and accounts receivable resulting from a decrease in sales.

The increase in days sales outstanding is primarily due to a receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms. Inventory turns, calculated using a thirteen-point average inventory balance, decreased resulting from lower sales volumes and increased safety and janitorial inventory levels.

Investing Activities

Net cash used in investing activities for the fiscal years ended August 29, 2020 and August 31, 2019 was $49.3 million and $36.4 million, respectively. The use of cash for both periods included expenditures for property, plant, and equipment and the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). Fiscal 2019 included a source of cash associated with proceeds from the sale of Columbus-Franklin County Finance Authority bonds of $27.0 million, partially offsetting the uses of cash mentioned above.

Net cash used in investing activities for the fiscal years ended August 31, 2019 and September 1, 2018 was $36.4 million and $131.9 million, respectively. The use of cash for fiscal 2019 consisted of expenditures for property, plant, and equipment and the acquisition of certain assets of TAC. This was offset by the cash received from the sale of the Finance Authority bonds that were redeemed on May 29, 2019. The use of cash for fiscal 2018 was primarily related to the AIS acquisition. The remainder of the use of cash for investing activities in fiscal 2018 consisted of expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the fiscal years ended August 29, 2020 and August 31, 2019 was $254.6 million and $305.6 million, respectively. The major components contributing to the use of cash for fiscal 2020 were the regular and special dividends paid of $444.2 million and payments under Shelf Facility and Private Placement of $20.0 million. These were partially offset by proceeds from the issuance of long-term debt of $100.0 million and net borrowings under all the credit facilities of $96.2 million. The major components contributing to the use of cash for fiscal 2019 were the repurchase of our common stock of $84.6 million, dividends paid of $145.7 million, net payments on all the credit facilities of $69.0 million, and payments on capital lease and financing obligations of $28.4 million primarily related to the lease with the Finance Authority upon the settlement of the bonds. This was partially offset by proceeds from the exercise of common stock options of $15.6 million.

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

Debt

Credit Facilities

In April 2017, the Company entered into the $600.0 million Committed Facility. The Company also has six Uncommitted Facilities, totaling $415.0 million of maximum uncommitted availability.  See Note 9 “Debt” in the Notes to the Consolidated Financial Statements for more information about the credit facilities. As of August 29, 2020, the Company had outstanding borrowings of $1.2 million under the Uncommitted Facilities and $250.0 million under the Committed Facility.

As of August 29, 2020, we were in compliance with the operating and financial covenants of the credit facilities. The Company made additional payments of $80.0 million through October 1, 2020 on the Committed Facility. The current unused balance of $425.8 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.

Private Placement Debt and Shelf Facilities

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018 and March 2020, we entered into additional note purchase agreements. See Note 9 “Debt” in the Notes to the Consolidated Financial Statements for more information about these transactions.

Finance Leases and Financing Arrangements

From time to time, we enter into finance leases and financing arrangements. See Note 10 “Leases” and Note 9 “Debt,” respectively, in the Notes to the Consolidated Financial Statements for more information about our finance lease and financing arrangements.

Operating Leases

As of August 29, 2020, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2024.  See Note 10 “Leases” in the Notes to the Consolidated Financial Statements for more information about our operating lease arrangements.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and in other infrastructure and technology.

Contractual Obligations

The following table summarizes our undiscounted contractual obligations at August 29, 2020 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations(1)	$60,928	$23,272	$22,659	$8,950	$6,047
Finance lease obligations(2)	3,892	1,375	2,362	155	—
Maturities of long-term debt, net of interest(3)	515,000	20,000	275,000	70,000	150,000
Estimated interest on long-term debt(4)	47,812	10,432	20,763	11,117	5,500
Total contractual obligations	$627,632	$55,079	$320,784	$90,222	$161,547

__________________________

(1)Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2024. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our operating lease arrangements.

(2)As of August 29, 2020, the Company has entered into various financing leases for certain IT equipment, which expire on varying dates through fiscal 2025. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our financing lease arrangements.

(3)Excludes debt issuance costs.

(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year end.

The Company has recorded a non-current liability of $11.6 million for tax uncertainties and interest as of August 29, 2020. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

We make estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. The accounting policies described below are impacted by our critical accounting estimates. More information on the critical accounting estimates can be found in Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. The Company considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables.

Inventories

Inventory is reflected at the lower of weighted average cost or market considering future demand, market conditions and physical condition of the inventory. We write down inventories for shrinkage and slow-moving or obsolete inventory. The analysis includes inventory levels, sales information, historical write-down information, and the on-hand quantities relative to the sales history for the product.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

We are exposed to interest rate risk on our variable-rate debt. In April 2017, the Company entered into a Committed Credit Facility and in the first quarter of fiscal 2019 the Company entered into six Uncommitted Facilities. During the first quarter of fiscal 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities. Additionally, during the second quarter of fiscal 2020, the Company entered into an additional uncommitted facility. See Note 9 “Debt” in the Notes to the Consolidated Financial Statements for more information about the credit facilities.

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

Borrowings under our Committed and Uncommitted Credit Facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100 basis point increase or decrease in interest rates would impact our interest costs by approximately $2.2 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash.

We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Risks

Approximately 95% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. To the extent that we engage in more significant international sales in the future, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. and subsidiaries (the “Company”) as of August 29, 2020 and August 31, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended August 29, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Measurement of Inventory Valuation
Description of the Matter

As of August 29, 2020, the Company’s net inventory balance was $543.1 million. As described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company writes-down inventory for shrinkage and slow-moving or obsolete inventory. The analysis of the required inventory write-down includes consideration of inventory levels, sales information, historical write-off information and the on-hand quantities relative to the sales history for the product. The Company also considers factors such as the inventory age, historic and current demand trends, and assumptions regarding future demand, including the impact of COVID-19. Auditing management’s inventory write-downs was complex as auditor judgment was necessary in evaluating the amounts that should be reserved based on the assumptions detailed above.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory reserve process, including controls over the inputs and assumptions described above, that are used in management’s calculation.

Our audit procedures to test the adequacy of the inventory write-downs included, among others, evaluating the appropriateness of management’s inputs to the calculation which reflects consideration of the impact of COVID-19, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, inventory levels and sales history for each class of inventory. We compared actual write-off activity in recent years to the inventory write-downs estimated by the Company in prior years to evaluate management’s ability to accurately estimate the amount recorded. We also audited management’s calculation of the inventory write-down by testing the mathematical accuracy of the Company’s amount recorded as of year-end. In addition, we performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Jericho, New York

October 27, 2020

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 29,	August 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,211	$32,286
Accounts receivable, net of allowance for doubtful accounts of $18,249 and $17,088, respectively	491,743	541,091
Inventories	543,106	559,136
Prepaid expenses and other current assets	77,710	67,099
Total current assets	1,237,770	1,199,612
Property, plant and equipment, net	301,979	310,854
Goodwill	677,579	677,266
Identifiable intangibles, net	104,873	116,668
Operating lease assets	56,173	—
Other assets	4,056	6,837
Total assets	$2,382,430	$2,311,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt including obligations under finance leases	$122,248	$175,453
Current portion of operating lease liabilities	21,815	—
Accounts payable	125,775	160,110
Accrued expenses and other current liabilities	138,895	111,353
Total current liabilities	408,733	446,916
Long-term debt including obligations under finance leases	497,018	266,431
Noncurrent operating lease liabilities	34,379	—
Deferred income taxes and tax uncertainties	121,727	114,011
Total liabilities	1,061,857	827,358
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 46,989,719 and 46,277,284 shares issued, respectively	47	46
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 9,844,856 and 10,193,348 shares issued and outstanding, respectively	10	10
Additional paid-in capital	690,739	659,226
Retained earnings	749,515	946,651
Accumulated other comprehensive loss	(21,418)	(22,776)
Class A treasury stock, at cost, 1,227,192 and 1,248,944 shares, respectively	(103,948)	(104,607)
Total MSC Industrial shareholders’ equity	1,314,945	1,478,550
Noncontrolling interest	5,628	5,329
Total shareholders' equity	1,320,573	1,483,879
Total liabilities and shareholders' equity	$2,382,430	$2,311,237

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
NET SALES	$3,192,399	$3,363,817	$3,203,878
COST OF GOODS SOLD	1,849,077	1,931,774	1,810,917
Gross profit	1,343,322	1,432,043	1,392,961
OPERATING EXPENSES	992,582	1,032,047	972,408
Income from operations	350,740	399,996	420,553
OTHER INCOME (EXPENSE):
Interest expense	(16,673)	(16,890)	(14,463)
Interest income	333	518	647
Other (expense) income, net	(150)	(495)	(548)
Total other expense	(16,490)	(16,867)	(14,364)
Income before provision for income taxes	334,250	383,129	406,189
Provision for income taxes	82,492	94,332	76,966
Net income	251,758	288,797	329,223
Less: Net income (loss) attributable to noncontrolling interest	641	(68)	—
Net income attributable to MSC Industrial	$251,117	$288,865	$329,223
PER SHARE INFORMATION:
Net income per common share:
Basic	$4.53	$5.23	$5.84
Diluted	$4.51	$5.20	$5.80
Weighted average shares used in computing net income per common share:
Basic	55,472	55,245	56,355
Diluted	55,643	55,508	56,707

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$251,758	$288,797	$329,223
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,016	(3,404)	(2,371)
Comprehensive income (1)	252,774	285,393	326,852
Comprehensive loss attributable to noncontrolling interest:
Less: Net Income	(641)	68	—
Foreign currency translation adjustments	342	262	—
Comprehensive income attributable to MSC Industrial	$252,475	$285,723	$326,852

(1) There were no material taxes associated with other comprehensive income during the fiscal years 2020, 2019, and 2018.

See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED AUGUST 29, 2020, AUGUST 31, 2019, AND SEPTEMBER 1, 2018

(In thousands)

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$46	$55	$54
Repurchase and retirement of Class A common stock	—	(1)	(1)
Retirement of treasury stock	—	(8)	—
Exchange of Class B common stock for Class A common stock	—	—	2
Associate incentive Plans	1	—	—
Ending Balance	47	46	55
Class B Common Stock
Beginning Balance	10	10	12
Exchange of Class B common stock for Class A common stock	—	—	(2)
Ending Balance	10	10	10
Additional Paid-in-Capital
Beginning Balance	659,226	657,749	626,995
Associate Incentive Plans	31,513	34,138	41,706
Repurchase and retirement of Class A common stock	—	(11,887)	(10,952)
Retirement of treasury stock	—	(20,774)	—
Ending Balance	690,739	659,226	657,749
Retained Earnings
Beginning Balance	946,651	1,325,822	1,168,812
Net Income attributable to MSC Industrial	251,117	288,865	329,223
Repurchase and retirement of Class A common stock	—	(48,439)	(45,984)
Retirement of treasury stock	—	(472,830)	—
Cash dividends declared on Class A common stock	(363,242)	(118,798)	(101,000)
Cash dividends declared on Class B common stock	(80,929)	(26,911)	(24,430)
Dividend equivalents declared, net of cancellations	(4,082)	(1,058)	(799)
Ending Balance	749,515	946,651	1,325,822
Accumulated Other Comprehensive Loss
Beginning Balance	(22,776)	(19,634)	(17,263)
Foreign Currency Translation Adjustment	1,358	(3,142)	(2,371)
Ending Balance	(21,418)	(22,776)	(19,634)
Treasury Stock
Beginning Balance	(104,607)	(576,748)	(553,470)
Associate Incentive Plans	4,103	2,813	2,154
Repurchases of Class A common stock	(3,444)	(24,284)	(25,432)
Retirement of treasury stock	—	493,612	—
Ending Balance	(103,948)	(104,607)	(576,748)
Total Shareholders' Equity Attributable to MSC Industrial	1,314,945	1,478,550	1,387,254
Noncontrolling Interest
Beginning Balance	5,329	—	—
Issuance of Noncontrolling Interest in MSC Mexico	—	4,637	—
Capital Contributions	—	1,022	—
Foreign Currency Translation Adjustment	(342)	(262)	—
Net Income (Loss)	641	(68)	—
Ending Balance	5,628	5,329	—
Total Shareholders' Equity	$1,320,573	$1,483,879	$1,387,254
Dividends declared per Class A Common share	$8.00	$2.64	$2.22
Dividends declared per Class B Common share	$8.00	$2.64	$2.22
See accompanying notes to consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED AUGUST 29, 2020, AUGUST 31, 2019, AND SEPTEMBER 1, 2018

(In thousands)

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,758	$288,797	$329,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,079	65,377	63,154
Operating lease non-cash expense	22,696	—	—
Stock-based compensation	16,932	16,283	14,934
Loss on disposal of property, plant and equipment	802	416	479
Provision for doubtful accounts	11,008	10,763	6,938
Deferred income taxes	7,719	14,297	(19,577)
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	36,772	(26,948)	(49,827)
Inventories	16,462	(32,528)	(33,235)
Prepaid expenses and other current assets	(11,540)	(8,316)	(4,865)
Operating lease liabilities	(22,184)	—	—
Other assets	2,809	(2,064)	1,094
Accounts payable and accrued liabilities	(5,574)	2,349	31,340
Total adjustments	144,981	39,629	10,435
Net cash provided by operating activities	396,739	328,426	339,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(46,991)	(51,773)	(44,919)
Proceeds from sale of available for sale securities	—	27,025	—
Cash used in business acquisitions, net of cash acquired	(2,286)	(11,625)	(87,000)
Net cash used in investing activities	(49,277)	(36,373)	(131,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(3,444)	(84,611)	(82,369)
Payments of regular cash dividends	(166,537)	(145,709)	(125,430)
Payments of special cash dividends	(277,634)	—	—
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	4,140	4,600	4,461
Proceeds from exercise of Class A common stock options	13,687	15,640	24,243
Borrowings under Credit facilities	1,012,200	382,000	242,000
Payments on the revolving credit facilities	(916,000)	(451,000)	(350,000)
Contributions from noncontrolling interest	104	918	—
Proceeds from other long-term debt	100,000	—	110,000
Payments under Shelf Facility and Private Placement	(20,000)	—	—
Payments on finance lease and financing obligations	(2,189)	(28,370)	—
Other, net	1,055	903	(491)
Net cash used in financing activities	(254,618)	(305,629)	(177,586)
Effect of foreign exchange rate changes on cash and cash equivalents	81	(355)	(19)
Net increase (decrease) in cash and cash equivalents	92,925	(13,931)	30,134
CASH AND CASH EQUIVALENTS, beginning of the year	32,286	46,217	16,083
CASH AND CASH EQUIVALENTS, end of the year	$125,211	$32,286	$46,217
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$68,929	$79,334	$100,504
Cash paid for interest	$14,973	$16,648	$13,448
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

Principles of Consolidation

The consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The Company recently experienced an increase in sales volume of safety related products. However, the Company may realize lower product margins as well as inventory write-downs as a result of the improved supply and the potential inability to sell excess safety related products ordered from manufacturers. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Therefore, the Company cannot reasonably estimate the impact at this time.

Fiscal Year

The Company’s fiscal year is on a 52- or 53-week basis, ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2020, 2019, and 2018 contain activity for 52 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. As of August 29, 2020 and August 31, 2019, the Company did not have any cash equivalents.

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

Inventories

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or market. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type and considering such factors as its age, historic and current demand trends, the physical condition of the inventory, historical write-down information as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence. In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.

Property, Plant and Equipment

Property, plant and equipment and capitalized computer software are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from three years to 40 years for leasehold improvements and buildings, three years to 10 years for computer systems, equipment and software, and three years to 20 years for furniture, fixtures, and equipment.

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

For real estate leases, lease components and non-lease components, such as common area maintenance, are grouped as a single lease component. All leases with an initial term of twelve months or less are not included on the balance sheet.

Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations.

When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the consolidated statements of income.

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

The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a two-step approach. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired, and the second step of the goodwill or intangible asset impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill or intangible asset impairment test is performed to measure the amount of impairment loss (if any). Step two compares the implied fair value of the reporting unit’s goodwill or intangible assets with the carrying amount of goodwill or intangible assets. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, meaning the reporting unit's fair value is allocated to all the assets and liabilities of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2020, 2019 and 2018.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of September 1, 2018	$674,998
TAC acquisition(1)	2,872
Foreign currency translation adjustments	(604)
Balance as of August 31, 2019	$677,266
Foreign currency translation adjustments	313
Balance as of August 29, 2020	$677,579

(1)Two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”) in February 2019, including post-closing working capital adjustment of $2,286.  The Company holds a 75% interest in each of the MSC Mexico entities.

See Note 5 “Business Combinations” for further discussion of this acquisition.

The components of the Company’s intangible assets for the fiscal years ended August 29, 2020 and August 31, 2019 are as follows:

				For the Fiscal Years Ended
				August 29, 2020		August 31, 2019
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$214,460	$(123,958)	$214,460	$(113,319)
Trademarks	1	-	5	7,403	(5,843)	7,691	(5,130)
Trademarks	Indefinite			12,811	—	12,966	—
Total				$234,674	$(129,801)	$235,117	$(118,449)

For the fiscal year ended August 29, 2020, the Company did not record any additional intangible assets. During the fiscal year ended August 29, 2020, approximately $443 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. For the fiscal year ended August 31, 2019, the Company recorded approximately $6,200 of intangible assets, primarily consisting of the acquired customer relationships and trademark from the TAC acquisition. See Note 5 “Business Combinations.” During the fiscal year ended August 31, 2019, approximately $107 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates the use pattern of the asset. Amortization expense of the Company’s intangible assets was $11,463, $11,746, and $10,513 during fiscal years 2020, 2019, and 2018, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2021	$10,762
2022	10,224
2023	10,080
2024	9,768
2025	9,751

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets, operating lease right-of-use assets, and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. No impairment loss was required to be recorded by the Company during fiscal years 2020, 2019 and 2018.

Deferred Catalog Costs

The costs of producing and distributing the Company’s principal catalogs are deferred ($422 and $3,363 at August 29, 2020 and August 31, 2019, respectively) and included in other assets in the Company’s consolidated balance sheets. These costs are charged to expense over the period that the catalogs remain the most current source of sales, which is typically one year or less from the date the catalogs are mailed. The costs associated with brochures and catalog supplements are charged to expense as distributed. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in operating expenses in the consolidated statements of income was approximately $13,341, $18,812 and $15,530 during the fiscal years 2020, 2019, and 2018, respectively.

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

Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense has been minimal.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping, and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of income. The shipping and handling costs in operating expenses were approximately $125,859, $138,242, and $130,340 during fiscal years 2020, 2019, and 2018, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock awards, restricted stock units, and performance share units is based on the closing market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s common stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair value of any long-term obligations was not significantly different than the carrying values at August 29, 2020 and August 31, 2019.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $10,995 and $11,698 as of August 29, 2020 and August 31, 2019, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from United States locations. For fiscal year 2020, U.K., Canadian, and Mexico operations represented approximately 5% of the Company’s consolidated net sales.

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

Leases

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

As a result of the adoption of ASU 2016-02 on September 1, 2019, the Company recorded both operating lease assets of $61,212 and operating lease liabilities of $60,730. The adoption of ASU 2016-02 had an immaterial impact on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. See Note 10 “Leases” for additional qualitative and quantitative information about the Company's leases.

Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual financial statement periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for financial statement periods beginning after December 15, 2018. The new standard is effective for the Company for the first quarter of its fiscal year 2021. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Goodwill Impairment

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates the second step from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company for the first quarter of its fiscal year 2021. Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Reference Rate Reform

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

2. REVENUE

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,315 and $5,432 as of August 29, 2020 and August 31, 2019, respectively, and are reported as Accrued liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $19,679 and $14,770 as of August 29, 2020 and August 31, 2019 respectively, and are included in Accrued liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $3,762 and $2,788 as of August 29, 2020 and August 31, 2019, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of August 29, 2020 and August 31, 2019.

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

The following table presents the Company's percentage of net sales by customer end-market for the fiscal years ended August 29, 2020 and August 31, 2019:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	August 29, 2020	August 31, 2019
	(52 weeks)	(52 weeks)
Manufacturing Heavy	45%	48%
Manufacturing Light	21%	22%
Government	10%	8%
Retail/Wholesale	7%	6%
Commercial Services	5%	4%
Other (1)	12%	12%
Total net sales	100%	100%

(1)	The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the year fiscal years ended August 29, 2020 and August 31, 2019:

	For the Fiscal Year Ended		For the Fiscal Year Ended
	August 29, 2020		August 31, 2019
	(52 weeks)		(52 weeks)
United States	$3,044,943	95%	$3,243,026	96%
UK	48,505	2%	56,506	2%
Canada	41,402	1%	41,126	1%
Mexico	57,549	2%	23,159	1%
Total net sales	$3,192,399	100%	$3,363,817	100%

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

As of August 29, 2020, and August 31, 2019, the Company did not have any cash equivalents.

In connection with the construction of the Company’s customer fulfillment center (“CFC”) in Columbus, Ohio, the Company entered into an arrangement during fiscal 2013 with the Columbus-Franklin County Finance Authority (“Finance Authority”) which provided savings on state and local sales taxes imposed on construction materials purchased by entities that finance the transactions through them. Under this arrangement, the Finance Authority issued taxable bonds in the amount of $27,025 to finance the structure and site improvements of the Company’s CFC. The Company purchased these bonds at issuance. The bonds were redeemed in fiscal 2019 and all funds have been settled as of August 31, 2019. The bonds were classified as available for sale securities in accordance with ASC Topic 320. The fair values of these securities were based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The Company did not record any gains or losses on these securities during the year ended August 31, 2019.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 29, 2020 and August 31, 2019.

During the fiscal years ended August 29, 2020 and August 31, 2019, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

4. NET INCOME PER SHARE

The Company’s non-vested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. For the fiscal years ended August 31, 2019 and September 1, 2018, the Company had determined the two-class method to be the more dilutive. As such, the earnings allocated to be allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share. For the fiscal year ended August 29, 2020, the Company has determined the treasury stock method to be the more dilutive. The Company discontinued its grants of these participating securities in fiscal 2015 and the remaining restricted stock awards vested in March 2020.

The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the fiscal year ended August 29, 2020 and under the two-class method for the fiscal years ended August 31, 2019 and September 1, 2018:

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)

Net income attributable to MSC Industrial as reported	$251,117	$288,865	$329,223
Less: Distributed net income available to participating securities	—	(45)	(89)
Less: Undistributed net income available to participating securities	—	(75)	(291)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$251,117	$288,745	$328,843
Add: Undistributed net income allocated to participating securities	—	75	291
Less: Undistributed net income reallocated to participating securities	—	(75)	(290)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$251,117	$288,745	$328,844

Denominator:
Weighted average shares outstanding for basic net income per share	55,472	55,245	56,355
Effect of dilutive securities	171	263	352
Weighted average shares outstanding for diluted net income per share	55,643	55,508	56,707

Net income per share:
Basic	$4.53	$5.23	$5.84
Diluted	$4.51	$5.20	$5.80

Potentially dilutive securities	1,393	1,080	207

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

5. BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.

Fiscal Year 2019 Acquisition

On February 1, 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”).  The Company holds a 75% interest in each of the MSC Mexico entities. The acquisition provides the Company with the opportunity to further expand its business throughout North America. The portion of the consideration attributable to the Company is $13,911, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $2,286 which was paid out to TAC in December 2019. Total cash consideration funded by the Company came from available cash resources and borrowings under its revolving credit facilities. The Company also loaned the noncontrolling interest owner $2,850 to fund a portion of its initial capital contributions to MSC Mexico.

Fiscal Year 2018 Acquisition

On April 30, 2018, the Company acquired 100% of the outstanding shares of privately held All Integrated Solutions, Inc. (“AIS”), which does business under the name AIS. AIS is a leading value-added distributor of industrial fasteners and components, MRO supplies and assembly tools, headquartered in Franksville, Wisconsin. Total cash consideration paid was $87,848, which included a post-closing working capital adjustment in the amount of $1,155, which was paid out in August 2018. The acquisition was funded from available cash resources and borrowings under the Committed Facility.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				August 29,	August 31,
	Number of Years			2020	2019
Land		—		$28,139	$28,134
Building and improvements	3	-	40	188,882	187,207
Leasehold improvements	The lesser of lease term or 7			3,306	3,135
Furniture, fixtures and equipment	3	-	20	184,837	181,150
Computer systems, equipment and software	3	-	10	424,134	392,530
				829,298	792,156
Less: accumulated depreciation and amortization				527,319	481,302
Total				$301,979	$310,854

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $639 and $677 at August 29, 2020 and August 31, 2019, respectively. Depreciation expense was $57,229, $53,243 and $52,113 for the fiscal years ended August 29, 2020, August 31, 2019, and September 1, 2018.

7. INCOME TAXES

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
Current:
Federal	$59,574	$66,161	$85,205
State and local	14,564	16,239	16,108
	74,138	82,400	101,313
Deferred:
Federal	7,263	10,622	(27,372)
State and local	1,091	1,310	3,025
	8,354	11,932	(24,347)
Total	$82,492	$94,332	$76,966

Significant components of deferred tax assets and liabilities are as follows:

	August 29,	August 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$(41,049)	$(40,602)
Deferred catalog costs	—	(546)
Right of use asset	(14,260)	—
Goodwill	(96,303)	(86,707)
Intangible amortization	(1,478)	(143)
	(153,090)	(127,998)
Deferred tax assets:
Accounts receivable	4,109	3,823
Lease liability	14,231	—
Inventory	8,430	6,529
Deferred compensation	753	853
Stock-based compensation	6,224	5,887
Foreign Tax Credit	2,159	2,712
Less: Valuation Allowance	(1,403)	(1,762)
Other accrued expenses/reserves	8,440	8,164
	42,943	26,206
Net Deferred Tax Liabilities	$(110,147)	$(101,792)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
U.S. Federal statutory rate	21.0%	21.0%	25.6%
State income taxes, net of Federal benefit	3.7	3.7	3.4
Revaluation of Net Deferred Tax Liabilities	—	—	(10.0)
Other, net	—	(0.1)	(0.1)
Effective income tax rate	24.7%	24.6%	18.9%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2020 and 2019 were as follows:

	August 29,	August 31,
	2020	2019
Beginning Balance	$13,297	$11,943
Additions for tax positions relating to current year	1,682	2,203
Additions for tax positions relating to prior years	29	2,201
Reductions for tax positions relating to prior years	(25)	(409)
Settlements	(956)	(1,371)
Lapse of statute of limitations	(1,465)	(1,270)
Ending Balance	$12,562	$13,297

Included in the balance of unrecognized tax benefits at August 29, 2020 is $1,311 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2020, 2019 and 2018 provisions include interest and penalties of $23, $27 and $44, respectively. The Company has accrued $585 and $521 for interest and penalties as of August 29, 2020 and August 31, 2019, respectively.

The Company has a foreign tax credit carryover of $2,159 of which a valuation allowance of $1,403 has been provided. This foreign tax credit carryover expires beginning fiscal year 2024.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which includes business tax provisions that will impact taxes related to 2018, 2019 and 2020. The Company has analyzed the various provisions under the CARES Act and as of August 29, 2020 there is no significant impact to be recorded.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allowed a company to report provisional numbers related to the TCJA and adjust those amounts during a measurement period not to extend beyond one year. The Company recorded a net tax benefit of $40,464 due to the revaluation of its net deferred tax liabilities primarily related to the lower federal corporate tax rate, partially offset by the lower federal benefit for state taxes and the change from a worldwide tax system to a territorial tax system in fiscal year 2018. The amounts recorded are provisional and are subject to change due to further interpretations of the TCJA, legislative action to address questions that arise because of the TCJA, and/or any updates or changes to estimates the Company has utilized to calculate the impacts, such as return to accrual adjustments and/or changes to current year earnings estimates and the Company’s ongoing analysis of the TCJA.

The Company is routinely examined by federal and state tax authorities.  The Company is subject to examination by the Internal Revenue Service from fiscal 2017 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal 2017.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 29,	August 31,
	2020	2019
Accrued payroll and fringe	$46,767	$38,958
Accrued bonus	15,844	14,132
Accrued sales, property and income taxes	14,110	11,310
Accrued sales rebates and returns	24,994	20,202
Accrued other	37,180	26,751
Total accrued liabilities	$138,895	$111,353

9. DEBT

Debt at August 29, 2020 and August 31, 2019 consisted of the following:

	August 29,	August 31,
	2020	2019

Revolving credit facility	$250,000	$-
Uncommitted credit facilities	1,200	155,000
Private Placement Debt:
2.65% Senior notes, series A, due July 28, 2023	75,000	75,000
2.90% Senior notes, series B, due July 28, 2026	100,000	100,000
3.79% Senior notes, due June 11, 2025	20,000	20,000
2.60% Senior notes, due March 5, 2027	50,000	-
3.04% Senior notes due January 12, 2023(2)	50,000	50,000
3.22% Series 2018A notes, due June 11, 2020(2)	-	20,000
3.42% Series 2018B notes, due June 11, 2021(2)	20,000	20,000
2.40% Series 2019A notes, due March 5, 2024(2)	50,000	-
Financing arrangements	194	82
Less: unamortized debt issuance costs	(843)	(1,169)
Total debt, excluding obligations under finance leases	$615,551	$438,913
Less: current portion(1)	(120,986)	(174,688)
Total long-term debt, excluding obligations under finance leases	$494,565	$264,225

__________________________

(1)Consists of $100,000 from the revolving credit facility expected to be repaid in the next 12 months, $1,200 from the uncommitted credit facilities, $20,000 from the 2018B notes due June 11, 2021, $194 from financing arrangements, and net of unamortized debt issuance costs expected to be amortized in the next 12 months.

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

The Committed Facility permits up to $50,000 to be used to fund letters of credit. The Committed Facility also permits the Company to request one or more incremental term loan facilities and/or increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving commitment increase will be on terms as agreed to by the Company, the Administrative Agent and the lenders providing such financing. Outstanding letters of credit were $16,742 and $3,087 at August 29, 2020 and August 31, 2019, respectively.

During fiscal year 2019, the Company entered into six unsecured credit facilities that are uncommitted, totaling $440,000 of maximum uncommitted availability. During fiscal year 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities (the “Amended Uncommitted Facilities”), totaling $410,000 of maximum uncommitted availability. Borrowings under the Amended Uncommitted Facilities are generally due at the end of the applicable agreed interest period, but, in any event, no later than the one-year anniversary of the entrance into the applicable Amended Uncommitted Facility. The Amended Uncommitted Facilities contain limited covenants. As of August 29, 2020, the Company did not have an outstanding balance under the Amended Uncommitted Facilities.

During fiscal year 2020, the Company entered into an additional uncommitted credit facility (“New Uncommitted Credit Facility”), totaling $5,000 of maximum uncommitted availability. As of August 29, 2020, the Company had an outstanding balance of $1,200 under the New Uncommitted Credit Facility.

An event of default under the Company’s Committed Facility is an event of default under the Amended Uncommitted Facilities and the New Uncommitted Credit Facility, collectively “Uncommitted Credit Facilities”. The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $1,200 outstanding balance at the end of fiscal year 2020 and the $155,000 outstanding balance at the end of fiscal year 2019 under the Uncommitted Credit Facilities and $100,000 of the Committed Facility at the end of fiscal year 2020 are classified as short-term in the Company’s Consolidated Balance Sheets.

During the fiscal year ended August 29, 2020, the Company borrowed $1,012,200 and repaid $916,000 under all of its credit facilities. As of August 29, 2020 and August 31, 2019, the weighted average interest rates on borrowings under all of its credit facilities were 1.42% and 3.01%, respectively.

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025; and in March 2020, the Company completed the issuance and sale of an additional $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 (collectively “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement”), and together referred to as the “Shelf Facility Agreements”. The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. As of August 29, 2020, the uncommitted availability under the Met Life Note Purchase Agreement and the Prudential Note Purchase Agreement is $180,000 and $200,000, respectively.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements impose several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At August 29, 2020, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

Maturities of long-term debt, excluding finance lease and financing obligations, as of August 29, 2020 are as follows:

Maturities of
Fiscal Year	Debt
2021	$20,000
2022	150,000
2023	125,000
2024	50,000
2025	20,000
Thereafter	150,000
Total	$515,000

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the year ended August 29, 2020, the Company entered into financing arrangements related to certain IT equipment and software totaling $1,164. The gross amount of property and equipment acquired under the financing arrangements and its accumulated amortization at August 29, 2020 was $1,328 and $1,052, respectively.

10. LEASES

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

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the fiscal year ended August 29, 2020, the variable lease cost was a benefit due to low current interest rates. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

The components of lease cost for the year ended August 29, 2020 were as follows:

For the Fiscal Year Ended
August 29, 2020
Operating lease cost	$25,445
Variable lease cost (benefit)	(865)
Short-term lease cost	874
Finance lease cost:
Amortization of leased assets	1,227
Interest on leased liabilities	110
Total Lease Cost	$26,791

Supplemental balance sheet information relating to operating and finance leases is as follows:

		August 29,	August 31,
	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$56,173	$-
Finance lease assets (1)	Property, plant, and equipment, net	3,625	2,958
Total leased assets		$59,798	$2,958
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21,815	$-
Finance	Current portion of debt including obligations under finance leases	1,262	765
Noncurrent
Operating	Noncurrent operating lease liabilities	34,379	-
Finance	Long-term debt including obligations under finance leases	2,453	2,206
Total lease liabilities		$59,909	$2,971

(1) Finance lease assets are net of accumulated amortization of $1,439 and $1,398 as of August 29, 2020 and August 31, 2019.

August 29,
2020
Weighted average remaining lease term (years)
Operating Leases	4.0
Finance Leases	2.9
Weighted average discount rate
Operating Leases	3.6%
Finance Leases	2.7%

The following sets forth supplemental cash flow information related to operating and finance leases:

For the Fiscal Year Ended
August 29, 2020
Operating Cash Outflows from Operating Leases	$24,879
Operating Cash Outflows from Finance Leases	110
Financing Cash Outflows from Finance Leases	1,247
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$17,552
Finance Leases	1,973

As of August 29, 2020, future lease payments were as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2021	$23,272	$1,375	$24,647
2022	14,814	1,344	16,158
2023	7,845	1,018	8,863
2024	5,523	152	5,675
2025	3,427	3	3,430
Thereafter	6,047	-	6,047
Total Lease Payments	60,928	3,892	64,820
Less: Imputed Interest	4,734	177	4,911
Present Value of Lease Liabilities (1)	$56,194	$3,715	$59,909

(1) Includes the current portion of $21,815 for operating leases and $1,262 for finance leases

As of August 29, 2020, the Company's future lease obligations which have not yet commenced are immaterial.

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

11. SHAREHOLDERS’ EQUITY

Share Repurchases

During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan (the “Repurchase Plan”). In 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan so that the total number of shares of Class A common stock authorized for future repurchase was 5,000 shares. As of August 29, 2020, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157 shares. The Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During fiscal years 2020 and 2019, the Company repurchased 48 shares and 1,055 shares, respectively, of its Class A common stock for $3,444 and $84,611, respectively. All shares in fiscal year 2020 and 44 shares in fiscal year 2019 were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program. The Company retired approximately 8,212 shares of treasury stock during fiscal year 2019 that were purchased at a cost of $493,612.

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

Shares of the Company’s common stock purchased pursuant to the stock purchase agreement, as well as shares purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Repurchase Plan. The Company reissued 69 and 64 shares of treasury stock during fiscal years 2020 and 2019 to fund the Associate Stock Purchase Plan (see Note 12).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A common stock and Class B common stock with respect to dividend or liquidation rights, or both. As of August 29, 2020, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. The Company expects its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon its earnings, capital requirements, financial condition and other factors.

On October 20, 2020, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 24, 2020 to shareholders of record at the close of business on November 10, 2020. The dividend will result in a payout of approximately $41,706, based on the number of shares outstanding at October 1, 2020.

12. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC 718. Stock-based compensation expense included in operating expenses for the fiscal years ended August 29, 2020, August 31, 2019, and September 1, 2018 was as follows:

	For the Fiscal Years Ended
	August 29,	August 31,	September 1,
	2020	2019	2018
Stock options	$3,645	$4,786	$4,534
Restricted share awards	185	1,552	2,856
Restricted stock units	12,319	9,633	7,281
Performance share units	575	—	—
Associate Stock Purchase Plan	208	312	263
Total	16,932	16,283	14,934
Deferred income tax benefit	(4,182)	(4,006)	(4,376)
Stock-based compensation expense, net	$12,750	$12,277	$10,558

Stock Compensation Plans

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (“2015 Omnibus Plan”). The 2015 Omnibus Plan replaced the

Company’s 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Plan. Awards under the 2015 Omnibus Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2015 Omnibus Plan, the maximum aggregate number of shares of common stock authorized to be issued under the 2015 Omnibus Plan was 5,217 shares, of which 2,132 authorized shares of common stock were remaining as of August 29, 2020.

Stock Options

A summary of the status of the Company’s stock options at August 29, 2020 and changes during the fiscal year then ended is presented in the table and narrative below:

	2020
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,894	$74.73
Granted	—	-
Exercised	(215)	63.75
Canceled/Forfeited	(140)	80.18
Outstanding - end of year	1,539	$75.76
Exercisable - end of year	1,033	$73.80

The total intrinsic value of options exercised during the fiscal years ended August 29, 2020, August 31, 2019 and September 1, 2018 was $2,604, $1,882, and $7,516, respectively. The unrecognized share-based compensation cost related to stock option expense at August 29, 2020 was $3,700 and will be recognized over a weighted average of 1.4 years.

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

The Company discontinued its grants of stock options in fiscal year 2020. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended August 31, 2019 and September 1, 2018 were as follows:

	2019	2018
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.98%	1.87%
Expected volatility	23.1%	22.1%
Expected dividend yield	2.70%	2.30%
Weighted-Average Grant-Date Fair Value	$14.05	$12.25

The following table summarizes information about stock options outstanding and exercisable at August 29, 2020:

Range of Exercise Prices	Number of Options Outstanding at August 29, 2020	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 29, 2020	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 58.90 – $ 71.33	584	2.7	$65.99	$1,941	488	2.6	$64.94	$1,941
71.34 – 79.60	336	4.1	79.60	—	170	4.1	79.60	—
79.61 – 81.76	108	2.1	81.76	—	108	2.1	81.76	—
81.77 – 83.09	511	4.1	83.15	—	267	3.1	83.09	—
	1,539	3.4	$75.76	$1,941	1,033	3.0	$73.80	$1,941

Performance Share Units

Beginning in fiscal year 2020, the Company grants performance share units (“PSU”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount.

The following table summarizes all transactions related to PSUs under the 2015 Omnibus Plan (based on target award amounts) for the year ended August 29, 2020:

	2020
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested performance share units at the beginning of the year	—	$—
Granted	31	76.32
Vested	—	—
Canceled/Forfeited	(3)	76.32
Non-vested performance share units at the end of the year (1)	28	$76.32
(1) Excludes 3 shares of accrued incremental dividend equivalent rights on outstanding PSUs.

The fair value of each PSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at August 29, 2020 was $1,536 and is expected to be recognized over a period of 2.2 years.

Restricted Stock Awards

A summary of the non-vested restricted share awards (“RSA”) granted under the Company’s incentive plans for the fiscal year ended August 29, 2020 is as follows:

	2020
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted share awards at the beginning of the year	21	$82.00
Granted	—	—
Vested	(19)	82.86
Canceled/Forfeited	(2)	70.40
Non-vested restricted share awards at the end of the year	—	$—

The fair value of each RSA is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSA may be withheld to satisfy the minimum statutory withholding taxes. The fair value of shares vested during the fiscal years ended August 29, 2020, August 31, 2019 and September 1, 2018 was $1,581, $3,368 and $7,222, respectively. The remaining RSAs vested in March 2020. There are no non-vested RSA’s or remaining unrecognized share-based compensation costs at August 29, 2020.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for the fiscal year ended August 29, 2020 is as follows:

	2020
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock unit awards at the beginning of the year	416	$76.93
Granted	254	75.64
Vested	(140)	75.02
Canceled/Forfeited	(48)	77.70
Non-vested restricted stock unit awards at the end of the year (1)	482	$76.73
(1) Excludes approximately 69 shares of accrued incremental dividend equivalent rights on outstanding RSUs.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these additional RSUs are subject to the same vesting periods as the RSUs in the underlying award. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at August 29, 2020 was $26,623 and is expected to be recognized over a period of 2.7 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of the Company’s Class A common stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 7, 2009, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 800 to 1,150 shares. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A common stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of August 29, 2020, approximately 54 shares remain reserved for issuance under this plan. Associates purchased approximately 69 and 64 shares of common stock during fiscal years 2020 and 2019 at an average per share price of $59.71 and $71.65, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2020, 2019, and 2018, the Company contributed $5,491, $8,439 and $7,730, respectively, to the plan. The Company contributions are discretionary. In April 2020, the Company temporarily suspended the employer matching contribution to eligible participants in the Company’s 401(k), and the matching contribution was reinstated at the beginning of fiscal year 2021.

13. RESTRUCTURING AND OTHER RELATED COSTS

The following table summarizes restructuring and other related costs:

	For the Fiscal Years Ended
	August 29,	August 31,
	2020	2019
Consulting-related costs	$6,583	$—
Separation and severance costs	10,142	6,388
Equity acceleration costs associated with severance	304	337
Total restructuring and other related costs	$17,029	$6,725

Consulting-Related Costs

Beginning in the second quarter of fiscal year 2020, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. This project will continue through fiscal year 2021. These costs are included within operating expenses in the Consolidated Statements of Income.

Severance and Separation Costs

Beginning in fiscal year 2019, the Company identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2020 and 2019. These costs are included within operating expenses in the Consolidated Statements of Income.

The following table summarizes activity related to liabilities associated with restructuring and other related costs:

	Consulting-related costs	Separation and severance costs	Total
Balance at September 1, 2018	$—	$—	$—
Additions	—	6,388	6,388
Payments and other adjustments	—	(344)	(344)
Balance at August 31, 2019	—	6,044	6,044
Additions	6,583	10,142	16,725
Payments and other adjustments	(2,520)	(9,259)	(11,779)
Balance at August 29, 2020	$4,063	$6,927	$10,990

14. COMMITMENTS AND CONTINGENCIES

Leases Commitments

The Company's lease portfolio includes certain real estate (branch offices and customer fulfillment centers), automobiles, and other equipment. Refer to Note 10 for more information.

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

15. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended August 29, 2020				Fiscal Year Ended August 31, 2019
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)

	(Unaudited)
Consolidated Income Statement Data:
Net sales	$823,601	$786,094	$834,972	$747,732	$831,597	$823,004	$866,546	$842,670
Gross profit	347,196	331,052	353,962	311,112	357,985	351,814	368,655	353,589
Income from operations	90,298	77,670	109,852	72,920	103,000	95,981	110,501	90,514
Net income	65,452	55,556	78,114	52,636	74,232	68,430	79,514	66,621
Net income attributable to MSC Industrial	65,418	55,500	77,703	52,496	74,232	68,424	79,601	66,608
Net income per share attributable to MSC Industrial:
Basic	1.18	1.00	1.40	0.94	1.34	1.24	1.44	1.21
Diluted	1.18	1.00	1.40	0.94	1.33	1.24	1.44	1.20

(1)In fiscal year 2020, the Company recorded $6,583 of consulting-related costs and $10,446 of severance and separation benefits charges and other related costs. Refer to Note 13 for more information. The net income per share impact from these charges were $0.23 in fiscal year 2020. Consulting-related costs, and severance and separation benefits charges and other related costs by fiscal quarter in fiscal year 2020 were as follows: $2,571 ($0.03 Net income per share impact) in fiscal Q1; $1,941 ($0.03 Net income per share impact) in fiscal Q2; $1,359 ($0.02 Net income per share impact) in fiscal Q3; and $11,158 ($0.15 Net income per share impact) in fiscal Q4.

(2)In the fourth quarter of fiscal year 2019, the Company recorded $6,725 of severance and separation benefits charges and other related costs associated with workforce reduction and increased performance management. The net income per share impact from these charges was $0.09 in the fourth quarter of fiscal year 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2020, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 29, 2020.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 29, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended August 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc. and subsidiaries (the “Company”) internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2020 and August 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2020, and the related notes and schedule and our report dated October 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

October 27, 2020

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors”, “Corporate Governance” and “Certain Information About our Executive Officers” in the Company’s Proxy Statement for the annual meeting of shareholders to be held in January 2021, or the 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation,” “Corporate Governance,” and “Compensation Committee Report” in the 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Corporate Governance” in the 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 33 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 29, 2020.

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

4.03	Form of Form of 2.65% Senior Note, Series A, due July 28, 2023 (included in Exhibit 4.02).
4.04	Form of Form of 2.90% Senior Note, Series B, due July 28, 2026 (included in Exhibit 4.02).
4.05	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.05 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 24, 2019) (SEC File No. 001-14130).
10.01

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-8 (333-201523) filed with the SEC on January 15, 2015).†

10.02

Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2010) (SEC File No. 001-14130).†

10.03

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2018) (SEC File No. 001-14130).†

10.04

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2015) (SEC File No. 001-14130).†

10.05

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 (333-201522) filed with the SEC on January 15, 2015).†

10.06

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 7, 2011) (SEC File No. 001-14130).†

Exhibit No.	Description
10.07

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.08

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 7, 2016) (SEC File No. 001-14130).†

10.09	MSC Industrial Direct Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†
10.10

Relocation Reimbursement Agreement & Policy Acknowledgment (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2011) (SEC File No. 001-14130).†

10.11	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2016).†
10.12	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016) (SEC File No. 001-14130). †
10.13

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

10.14

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and Metropolitan Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed with the SEC on January 17, 2018).

10.15

Note Purchase and Private Shelf Agreement, dated as of January 12, 2018, by and between MSC Industrial Direct Co., Inc. and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

10.16

MSC Industrial Direct Co, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2018) (SEC File No. 001-14130).†

10.17

Form of Performance Share Unit Award Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2020) (SEC File No. 001-14130). †

10.18

Board Adviser Agreement, dated as of January 29, 2020 between MSC Industrial Direct Co., Inc. and Roger Fradin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 8, 2020) (SEC File No. 001-14130).

10.19

Form of Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 8, 2020) (SEC File No. 001-14130).†

10.20

Form of Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2014 grant) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 8, 2020) (SEC File No. 001-14130).†

10.21

Kristen Actis-Grande Offer Letter, dated July 17, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2020) (SEC File No. 001-14130).†

Exhibit No.	Description
21.01	List of Subsidiaries.**
23.01	Consent of Ernst & Young LLP.**
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

____________________________

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-98832, as amended. Exhibits originally filed in paper.
**	Filed herewith.
***	Furnished herewith.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSC Industrial Direct Co., Inc.
By:	/s/ ERIK GERSHWIND Erik Gershwind
Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 27, 2020

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2020
/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2020
/s/ JONATHAN BYRNES Jonathan Byrnes	Director	October 27, 2020
/s/ LOUISE GOESER Louise Goeser	Director	October 27, 2020
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 27, 2020
/s/ DENIS KELLY Denis Kelly	Director	October 27, 2020
/s/ STEVEN PALADINO Steven Paladino	Director	October 27, 2020
/s/ PHILIP PELLER Philip Peller	Director	October 27, 2020
/s/ RUDINA SESERI Rudina Seseri	Director	October 27, 2020

MSC INDUSTRIAL DIRECT CO., INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 1, 2018
Allowance for doubtful accounts(1)	$13,278	$6,938	$—	$7,224	$12,992
Deducted from asset accounts:
For the fiscal year ended August 31, 2019
Allowance for doubtful accounts(1)	$12,992	$10,763	$—	$6,667	$17,088
Deducted from asset accounts:
For the fiscal year ended August 29, 2020
Allowance for doubtful accounts(1)	$17,088	$11,008	$—	$9,847	$18,249

__________________________

(1)Included in accounts receivable.

(2)Comprised of uncollected accounts charged against the allowance.

S-1