Form 10-Q
period 2020-11-28
MSC INDUSTRIAL DIRECT CO INC
filed 2021-01-06
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from_____to

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

As of December 16, 2020, 46,717,581 shares of Class A common stock and 9,097,245 shares of Class B common stock of the registrant were outstanding.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 of Part II of this Report, as well as within this Report generally. The words “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and Items 2 and 3 of Part I, as well as in Part II, Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to the following, many of which are, and will be, amplified by the COVID-19 pandemic:

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

•our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

•retention of key personnel;

•volatility in commodity and energy prices;

•the outcome of government or regulatory proceedings or future litigation;

•credit risk of our customers;

•risk of customer cancellation or rescheduling of orders;

•difficulties in calibrating customer demand for our products, in particular personal protective equipment or “PPE” products, which could cause an inability to sell excess products ordered from manufacturers resulting in inventory write-downs or could conversely cause inventory shortages of such products;

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

MSC INDUSTRIAL DIRECT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 28,	August 29,
	2020	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,104	$125,211
Accounts receivable, net of allowance for credit losses of $19,271 and $18,249, respectively	493,693	491,743
Inventories	521,299	543,106
Prepaid expenses and other current assets	80,222	77,710
Total current assets	1,148,318	1,237,770
Property, plant and equipment, net	297,780	301,979
Goodwill	677,891	677,579
Identifiable intangibles, net	102,552	104,873
Operating lease assets	56,379	56,173
Other assets	3,733	4,056
Total assets	$2,286,653	$2,382,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$23,225	$122,248
Current portion of operating lease liabilities	20,459	21,815
Accounts payable	143,520	125,775
Dividends payable	197,712	—
Accrued expenses and other current liabilities	129,073	138,895
Total current liabilities	513,989	408,733
Long-term debt including obligations under finance leases	466,905	497,018
Noncurrent operating lease liabilities	36,180	34,379
Deferred income taxes and tax uncertainties	121,716	121,727
Other noncurrent liabilities	16,976	—
Total liabilities	1,155,766	1,061,857
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 47,975,388 and 46,989,719 shares issued, respectively	48	47
Class B common stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 9,097,245 and 9,844,856 shares issued and outstanding, respectively	9	10
Additional paid-in capital	702,341	690,739
Retained earnings	547,957	749,515
Accumulated other comprehensive loss	(19,683)	(21,418)
Class A treasury stock, at cost, 1,257,807 and 1,227,192 shares, respectively	(106,197)	(103,948)
Total MSC Industrial shareholders’ equity	1,124,475	1,314,945
Noncontrolling interest	6,412	5,628
Total shareholders' equity	1,130,887	1,320,573
Total liabilities and shareholders’ equity	$2,286,653	$2,382,430

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Net sales	$771,904	$823,601
Cost of goods sold	448,586	476,405
Gross profit	323,318	347,196
Operating expenses	242,684	256,898
Impairment Loss	26,726	—
Income from operations	53,908	90,298
Other income (expense):
Interest expense	(3,356)	(3,171)
Interest income	21	10
Other income, net	651	121
Total other expense	(2,684)	(3,040)
Income before provision for income taxes	51,224	87,258
Provision for income taxes	12,447	21,806
Net income	38,777	65,452
Less: Net income attributable to noncontrolling interest	323	34
Net income attributable to MSC Industrial	$38,454	$65,418
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.69	$1.18
Diluted	$0.69	$1.18
Weighted average shares used in computing net income per common share:
Basic	55,659	55,275
Diluted	55,850	55,444

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Net income, as reported	$38,777	$65,452
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,196	1,606
Comprehensive income (1)	40,973	67,058
Comprehensive income attributable to noncontrolling interest:
Less: Net income	(323)	(34)
Foreign currency translation adjustments	(461)	(140)
Comprehensive income attributable to MSC Industrial	$40,189	$66,884

(1) There were no material taxes associated with other comprehensive income during the thirteen-week periods ending November 28, 2020 and November 30, 2019, respectively.

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Class A Common Stock
Beginning Balance	$47	$46
Exchange of Class B common stock for Class A common stock	1	—
Ending Balance	48	46
Class B Common Stock
Beginning Balance	10	10
Exchange of Class B common stock for Class A common stock	(1)	—
Ending Balance	9	10
Additional Paid-in-Capital
Beginning Balance	690,739	659,226
Associate Incentive Plans	11,602	9,442
Ending Balance	702,341	668,668
Retained Earnings
Beginning Balance	749,515	946,651
Net Income	38,454	65,418
Regular cash dividends declared on Class A common stock	(34,761)	(33,891)
Regular cash dividends declared on Class B common stock	(7,054)	(7,645)
Special cash dividends declared on Class A common stock	(163,511)	—
Special cash dividends declared on Class B common stock	(31,840)	—
Dividend equivalents declared, net of cancellations	(2,846)	(394)
Ending Balance	547,957	970,139
Accumulated Other Comprehensive Loss
Beginning Balance	(21,418)	(22,776)
Foreign Currency Translation Adjustment	1,735	1,466
Ending Balance	(19,683)	(21,310)
Treasury Stock
Beginning Balance	(103,948)	(104,607)
Associate Incentive Plans	910	926
Repurchases of Class A common stock	(3,159)	(3,009)
Ending Balance	(106,197)	(106,690)
Total Shareholders' Equity Attributable to MSC Industrial	1,124,475	1,510,863
Noncontrolling Interest
Beginning Balance	5,628	5,329
Foreign Currency Translation Adjustment	461	140
Net Income	323	34
Ending Balance	6,412	5,503
Total Shareholders' Equity	$1,130,887	$1,516,366
Dividends declared per Class A Common share	$4.25	$0.75
Dividends declared per Class B Common share	$4.25	$0.75

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$38,777	$65,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,105	17,025
Non-cash operating lease cost	4,342	5,544
Stock-based compensation	4,238	4,161
Loss on disposal of property, plant, and equipment	296	140
Provision for credit losses	2,503	2,526
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	2,565
Inventories	22,950	20,627
Prepaid expenses and other current assets	(2,168)	(182)
Operating lease liabilities	(4,103)	(5,425)
Other assets	324	669
Accounts payable and accrued liabilities	22,621	(27,990)
Total adjustments	64,453	19,660
Net cash provided by operating activities	103,230	85,112
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(7,893)	(12,689)
Net cash used in investing activities	(7,893)	(12,689)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,159)	(3,009)
Payments of cash dividends	(41,815)	(41,536)
Proceeds from sale of Class A common stock in connection with associate stock purchase plan	963	1,031
Proceeds from exercise of Class A common stock options	5,600	4,533
Borrowings under credit facilities	—	69,000
Payments under credit facilities	(130,000)	(107,000)
Payments on finance lease and financing obligations	(516)	(180)
Other, net	1,269	—
Net cash used in financing activities	(167,658)	(77,161)
Effect of foreign exchange rate changes on cash and cash equivalents	214	230
Net decrease in cash and cash equivalents	(72,107)	(4,508)
Cash and cash equivalents—beginning of period	125,211	32,286
Cash and cash equivalents—end of period	$53,104	$27,778
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,605	$1,790
Cash paid for interest	$1,908	$895

Supplemental Disclosure of non-cash Financing Activities
Cash dividends declared, but not yet paid	$195,351	$—

See accompanying notes to condensed consolidated financial statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of November 28, 2020 and August 29, 2020, the results of operations for the thirteen weeks ended November 28, 2020 and November 30, 2019, and cash flows for the thirteen weeks November 28, 2020 and November 30, 2019. The August 29, 2020 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 29, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 29, 2020.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2021 fiscal year will be a 52-week accounting period that will end on August 28, 2021 and its 2020 fiscal year was a 52-week accounting period that ended on August 29, 2020.

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

Recently Adopted Accounting Pronouncements

Effective August 30, 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Effective August 30, 2020, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other. This standard eliminates the second step from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

total amount of goodwill allocated to that reporting unit. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. The Company will apply this guidance prospectively to its annual and interim goodwill impairment tests.

Accounting Pronouncements Not Yet Adopted

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those years, with early adoption permitted. The new standard is effective for the Company for its fiscal year 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,374 and $5,315 as of November 28, 2020 and August 29, 2020, respectively, and are reported as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $20,570 and $19,679 as of November 28, 2020 and August 29, 2020, respectively, and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were $3,516 and $3,762 as of November 28, 2020 and August 29, 2020, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of November 28, 2020 and August 29, 2020.

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

The following tables presents the Company's percentage of net sales by customer end-market for the thirteen-week periods ended November 28, 2020 and November 30, 2019:

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Manufacturing Heavy	45%	47%
Manufacturing Light	20%	23%
Government	11%	7%
Retail/Wholesale	7%	6%
Commercial Services	4%	5%
Other (1)	13%	12%
Total net sales	100%	100%

__________

(1)The other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen-week periods ended November 28, 2020 and November 30, 2019:

	Thirteen Weeks Ended
	November 28, 2020		November 30, 2019
United States	$726,893	94%	$788,364	96%
Mexico	20,365	3%	10,045	1%
UK	12,991	2%	14,082	2%
Canada	11,655	1%	11,110	1%
Total net sales	$771,904	100%	$823,601	100%

Note 3: Net Income per Share

In prior periods, the Company’s non-vested restricted stock awards contained non-forfeitable rights to dividends and met the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities with respect to prior periods. As such, the Company presents basic and diluted earnings per share for its common stock. The dilutive effect of participating securities for prior periods is calculated using the more dilutive of the treasury stock or the two-class method. For the thirteen-week period ended November 30, 2019, the Company had determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation was adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share. For the thirteen-week period ended

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

November 28, 2020, the Company used the treasury stock method, as the Company discontinued its grants of these participating securities in fiscal 2015 and the remaining restricted stock awards vested in March 2020.

The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen-week period ended November 28, 2020 and under the two-class method for the thirteen-week period ended November 30, 2019:

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Net income attributable to MSC Industrial as reported	$38,454	$65,418
Less: Distributed net income available to participating securities	—	(7)
Less: Undistributed net income available to participating securities	—	(5)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$38,454	$65,406
Add: Undistributed net income allocated to participating securities	—	5
Less: Undistributed net income reallocated to participating securities	—	(5)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$38,454	$65,406
Denominator:
Weighted average shares outstanding for basic net income per share	55,659	55,275
Effect of dilutive securities	191	169
Weighted average shares outstanding for diluted net income per share	55,850	55,444
Net income per share:
Basic	$0.69	$1.18
Diluted	$0.69	$1.18

Potentially dilutive securities	1,332	1,557

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of MSC common stock, and therefore their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in operating expenses for the thirteen-week periods ended November 28, 2020 and November 30, 2019 was as follows:

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Stock options	$677	$975
Restricted share awards	—	205
Restricted stock units	3,299	2,876
Performance share units	213	46
Associate Stock Purchase Plan	49	59
Total	4,238	4,161
Deferred income tax benefit	(1,030)	(1,040)
Stock-based compensation expense, net	$3,208	$3,121

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the Company’s stock option activity for the thirteen-week period ended November 28, 2020 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2020	1,539	$75.76
Granted	—	—
Exercised	(77)	72.38
Canceled/Forfeited	(6)	78.70
Outstanding on November 28, 2020	1,456	$75.93	3.2	$16,069
Exercisable on November 28, 2020	1,210	$74.70	2.9	$14,845

The unrecognized share-based compensation cost related to stock option expense at November 28, 2020 was $3,026 and will be recognized over a weighted average period of 1.5 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and market value of common stock measured at each individual exercise date, during the thirteen-week periods ended November 28, 2020 and November 30, 2019 was $837 and $941, respectively.

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

The following table summarizes all transactions related to PSUs under the Company’s 2015 Omnibus Incentive Plan (based on target award amounts) for the thirteen-week period ended November 28, 2020:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested PSUs at August 29, 2020	28	$76.32
Granted	31	74.79
Vested	—	—
Canceled/Forfeited	—	—
Non-vested PSUs at November 28, 2020 (1)	59	$75.52
(1) Excludes approximately 4 shares of accrued incremental dividend equivalent rights on outstanding PSUs.

The fair value of each PSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at November 28, 2020 was $3,621 and is expected to be recognized over a weighted average period of 2.5 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested Restricted Stock Unit (“RSU”) award activity under the Company’s 2015 Omnibus Incentive Plan for the thirteen-week period ended November 28, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSUs at August 29, 2020	482	$76.73
Granted	219	74.63
Vested	(137)	74.20
Canceled/Forfeited	(2)	77.65
Non-vested RSUs at November 28, 2020 (1)	562	$76.53
(1) Excludes approximately 51 shares of accrued incremental dividend equivalent rights on outstanding RSUs.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A common stock when vested. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A common stock and these dividend equivalents are paid out in unrestricted common stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at November 28, 2020 was $39,572 and is expected to be recognized over a weighted average period of 3.3 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of November 28, 2020 and August 29, 2020. During the thirteen-week periods ended November 28, 2020 and November 30, 2019, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Impairment Loss

To meet demand for PPE products during the COVID-19 pandemic, the Company has been purchasing products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and as a result recorded an impairment charge of $26,726 for the thirteen-week period ended November 28, 2020.

Assets Held for Sale

The Company classifies assets as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year, and the asset is available for immediate sale in its

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

During the thirteen-week period ended November 28, 2020, the Company commenced plans to sell its 170,000-square-foot Long Island Customer Service Center (“CSC”) in Melville, New York. As of November 28, 2020, the related assets had a carrying value of approximately $15,200 and are included in property, plant, and equipment, net on the condensed consolidated balance sheet. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of November 28, 2020. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions, and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. In December 2020, the Company announced plans to relocate its Long Island CSC to a smaller facility in Melville, N.Y. In furtherance of such plans, the Company entered into an Agreement of Sale to sell the Long Island CSC. This transaction is currently within an initial due diligence period. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at November 28, 2020 and August 29, 2020 consisted of the following:

	November 28,		August 29,
	2020		2020
Revolving Credit Facility	$120,000		$250,000
Uncommitted credit facilities	1,200		1,200
Private Placement Debt:
2.65% Senior notes, series A, due July 28, 2023	75,000		75,000
2.90% Senior notes, series B, due July 28, 2026	100,000		100,000
3.79% Senior notes, due June 11, 2025	20,000		20,000
2.60% Senior notes, due March 5, 2027	50,000		50,000
3.04% Senior notes, due January 12, 2023(1)	50,000		50,000
3.42% Series 2018B notes, due June 11, 2021(1)	20,000		20,000
2.40% Series 2019A notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	1,267		194
Obligations under finance leases	3,395		3,715
Less: unamortized debt issuance costs	(732)		(843)
Total debt, including obligations under finance leases	$490,130		$619,266
Less: current portion, including obligations under finance leases	(23,225)	(2)	(122,248) (3)
Total long-term debt, including obligations under finance leases	$466,905		$497,018

__________________________

(1)Represents private placement debt issued under Shelf Facility Agreements, discussed in further detail below.

(2)November 28, 2020 balance consists of $1,200 from the uncommitted credit facilities, $20,000 from the 2018B notes due June 11, 2021, $1,162 from financing arrangements, $1,271 from obligations under finance leases, and net of unamortized debt issuance costs expected to be amortized in the next 12 months.

(3)August 29, 2020 balance consists of $100,000 from the revolving credit facility, $1,200 from the uncommitted credit facilities, $20,000 from the 2018B notes due June 11, 2021, $194 from financing arrangements, $1,262 from obligations under finance leases, and net of unamortized debt issuance costs expected to be amortized in the next 12 months.

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

The Committed Facility permits up to $50,000 to be used to fund letters of credit. Outstanding letters of credit were $4,235 and $16,742 at November 28, 2020 and August 29, 2020, respectively.

During fiscal year 2019, the Company entered into six unsecured credit facilities that are uncommitted (the “Uncommitted Facilities”), totaling $440,000 of maximum uncommitted availability. During fiscal 2020, the Company extended, and in some cases amended, five of the Uncommitted Facilities (the “Amended Uncommitted Facilities”), totaling $410,000 of maximum uncommitted availability. On November 1, 2020, the Amended Uncommitted Facilities expired, and the Company did not have an outstanding balance.

During fiscal year 2020, the Company entered into an additional uncommitted credit facility (“New Uncommitted Credit Facility” and, together with the Amended Uncommitted Facilities, the “Uncommitted Credit Facilities”), totaling $5,000 of maximum uncommitted availability, under which $1,200 was outstanding at November 28, 2020.

An event of default under the Company’s Committed Facility is an event of default under the Uncommitted Credit Facilities. The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $1,200 outstanding balance at the end of the first fiscal quarter of fiscal year 2021 and fiscal year 2020 under the Uncommitted Facilities and $100,000 of the Committed Facility at the end of fiscal year 2020 are classified as short-term in the Company’s Condensed Consolidated Balance Sheet.

During the thirteen-week period ended November 28, 2020, the Company did not borrow additional funds under its credit facilities and repaid $130,000 under all of its credit facilities. As of November 28, 2020, and August 29, 2020, the weighted average interest rates on borrowings under all of its credit facilities were 1.40% and 1.42%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (“Met Life Note Purchase Agreement”) and PGIM, Inc. (“Prudential Note Purchase Agreement”), and together referred to as the “Shelf Facility Agreements”. The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at either fixed or floating rates. The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of senior notes, at a fixed rate. As of November 28, 2020, the uncommitted availability under the Met Life Note Purchase Agreement and the Prudential Note Purchase Agreement is $180,000 and $200,000, respectively.

Each of the credit facilities, Private Placement Debt, and Shelf Facility Agreements impose several restrictive covenants including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the credit facilities, Private Placement Debt, and Shelf Facility Agreements. At November 28, 2020, the Company was in compliance with the operating and financial covenants of the credit facilities, Private Placement Debt, and Shelf Facility Agreements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed upon. During the thirteen-week period ended November 28, 2020, the Company entered into financing arrangements related to certain IT equipment and software totaling $1,286. The gross amount of property and equipment acquired under the financing arrangements and its accumulated amortization at November 28, 2020 was $1,286 and $107, respectively.

Note 7. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen-week periods ended November 28, 2020 and November 30, 2019, the Company repurchased 46 and 41 shares of its Class A common stock for $3,159 and $3,009, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the accompanying Condensed Consolidated Financial Statements for the thirteen-week periods ended November 28, 2020 and November 30, 2019.

As part of the Company’s ongoing Stock Repurchase Plan, the total number of shares of Class A common stock authorized for future repurchase by the Board of Directors was 1,157 at November 28, 2020.

The Company reissued 15 and 16 shares of treasury stock during the thirteen-week periods ended November 28, 2020 and November 30, 2019, to fund the Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid cash dividends of $0.75 per common share totaling $41,815 for the thirteen weeks ended November 28, 2020. For the thirteen weeks ended November 30, 2019, the Company paid cash dividends of $0.75 per common share totaling $41,536. In November 2020, the Board of Directors declared a special cash dividend of $3.50 per share payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The Company initially funded this $195,351 payment primarily from borrowings under its Committed Facility.

On December 16, 2020, the Board of Directors declared a quarterly cash dividend of $0.75 per share payable on January 26, 2021 to shareholders of record at the close of business on January 12, 2021. The dividend will result in a payout of approximately $41,861, based on the number of shares outstanding at December 16, 2020.

Note 8. Restructuring and Other Related Costs

The following table summarizes restructuring and other related costs:

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019
Consulting-related costs	$2,520	$—
Separation and severance costs	1,412	2,484
Equity acceleration costs associated with severance	47	87
Total restructuring and other related costs	$3,979	$2,571

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Severance and Separation Costs

Beginning in fiscal year 2019, the Company identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2019, 2020, and 2021. These costs are included within operating expenses in the Condensed Consolidated Statements of Income.

The following table summarizes activity related to liabilities associated with restructuring and other related costs:

	Consulting-related costs	Separation and severance costs	Total
Balance at August 29, 2020	$4,063	$6,927	$10,990
Additions	2,520	1,412	3,932
Payments and other adjustments	(4,060)	(6,356)	(10,416)
Balance at November 28, 2020	$2,523	$1,983	$4,506

Note 9. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from thirty days to ninety days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended November 28, 2020 and November 30, 2019 was minimal.

Note 10. Income Taxes

During the thirteen-week period ended November 28, 2020, there were no material changes in unrecognized tax benefits.

The effective tax rate was 24.3% for the thirteen-week period ended November 28, 2020, as compared to 25.0% for the thirteen-week period ended November 30, 2019. The decrease in rate is primarily due to discrete items during the thirteen-week period ended November 28, 2020, relating to the impairment loss discussed in Note 5 “Fair Value” and a higher tax benefit from stock-based compensation.

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

Note 12. Subsequent Events

In December 2020, the Company had net borrowings of $170,000 under the Committed Facility to fund the special cash dividend paid in December, increasing the outstanding balance on the Committed Facility to $290,000.

In December 2020, the Company announced plans to relocate its Long Island CSC to a smaller facility and has signed a ten year lease to occupy approximately 26,000 square feet in an office building in Melville, N.Y.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

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

We offer approximately 1,864,000 active, saleable stock-keeping units through our catalogs; brochures; eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; catalogs and brochures; and call-centers and branches. We service our customers from 11 customer fulfillment centers (seven are located within the United States which includes five primary customer fulfillment centers, one is located in the United Kingdom, and three are in Canada) and 98 branch offices. We closed our Dallas customer fulfillment center in October 2020 and shifted operations to our remaining distribution network.

Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure. Furthermore, we provide additional procurement cost-saving solutions to our customers through technology such as our CMI, VMI, and vending programs.

Our field sales and service associate headcount was 2,313 at November 28, 2020, compared to 2,349 at November 30, 2019. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of growth, profitability, and productivity.

Highlights

Highlights during the first fiscal quarter ended November 28, 2020 include the following:

•We generated $103.2 million of cash from operations, compared to $85.1 million for the same period in the prior fiscal year.

•We made net payments of $130.0 million on the Committed Facility, compared to $38.0 million for the same period in the prior fiscal year.

•We paid out $41.8 million in cash dividends, compared to regular cash dividends of $41.5 million in the same period in the prior fiscal year. Additionally, the Board of Directors declared a special cash dividend of $3.50 per share during the quarter ended November 28, 2020. This special cash dividend was payable on December 15, 2020 and resulted in a payout of $195.4 million. We had net borrowings of $170.0 million under our Committed Facility in December 2020 after the first fiscal quarter ended to fund the special cash dividend paid in December.

•We incurred $4.0 million in restructuring and other related costs, comprised of $2.5 million in consulting costs related to the optimization of the Company’s operations and $1.5 million in severance and separation costs charges and other related costs associated primarily with sales workforce realignment.

•We incurred a $26.7 million impairment charge relating to the sourcing of nitrile gloves.

Recent Developments

Relocation and Pending Sale of Long Island CSC

In December 2020, we announced plans to relocate our Long Island Customer Support Center (“CSC”) to a smaller facility in Melville, N.Y. We signed a ten-year lease to occupy approximately 26,000 square feet in an office building in Melville, N.Y. and expect to move in late Spring 2021. In furtherance of these plans, we entered into an Agreement of Sale to sell our Long Island CSC. This transaction is currently within an initial due diligence period.

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

We continue to experience disruptions in our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. We have reduced spending more broadly across the company, only proceeding with operating and capital spending that is critical. We have implemented a reduction in hiring and reduced discretionary expenses. We have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities, or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

Progress on Mission Critical

As previously disclosed, we initiated a company-wide project to accelerate market share capture and improve profitability over the period through our fiscal 2023, which we refer to as “Mission Critical”. Among the Mission Critical initiatives to realize growth, we are investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end markets. We also are focused on critical structural cost reductions in order to improve Return on Invested Capital (“ROIC”). These cost reductions are comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and include initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.

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

Business Environment

We utilize various indices when evaluating the level of our business activity. This includes both the Metalworking Business Index (“MBI”) and the Industrial Production Index (“IP”). Approximately 65% of our revenues came from sales in the manufacturing sector during the first quarter of our fiscal year 2021. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and IP. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining, and utilities industries. The MBI and IP over the three months and for the past 12-month period ending November 2020 were as follows:

Period	MBI	IP
September	50.0	102.6
October	52.9	103.6
November	50.2	104.0

Fiscal 2021 Q1 average	51.0	103.4
12-month average	46.3	102.4

The fiscal 2021 first quarter MBI average trended above 50.0 indicating growth in manufacturing. Similarly, the IP index increased throughout the quarter, signifying continued improvement since its 12-month low in April 2020. We will monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. The recent volatility stems from the economic disruptions of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above.

To meet anticipated demand for our products during the COVID-19 pandemic, we have been purchasing products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in inventory write downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if we are unable to purchase products we need to meet customer demand, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

Impairment Loss

Given the high demand for PPE products and related challenges in sourcing PPE products, we used a number of distributors and brokers to source PPE products. In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and as a result recorded an impairment charge of approximately $26.7 million for the thirteen-week period ended November 28, 2020.

Thirteen-Week Period Ended November 28, 2020 Compared to the Thirteen-Week Period Ended November 30, 2019

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 28, 2020		November 30, 2019		Change

	$	%	$	%	$	%
Net sales	$771,904	100.0%	$823,601	100.0%	$(51,697)	(6.3)%
Cost of goods sold	448,586	58.1%	476,405	57.8%	(27,819)	(5.8)%
Gross profit	323,318	41.9%	347,196	42.2%	(23,878)	(6.9)%
Operating expenses	242,684	31.4%	256,898	31.2%	(14,214)	(5.5)%
Impairment loss	26,726	3.5%	-	0.0%	26,726	100.0%
Income from operations	53,908	7.0%	90,298	11.0%	(36,390)	(40.3)%
Total other expense	(2,684)	(0.3)%	(3,040)	(0.4)%	356	(11.7)%
Income before provision for income taxes	51,224	6.6%	87,258	10.6%	(36,034)	(41.3)%
Provision for income taxes	12,447	1.6%	21,806	2.6%	(9,359)	(42.9)%
Net income	38,777	5.0%	65,452	7.9%	(26,675)	(40.8)%
Less: Net income attributable to noncontrolling interest	323	0.0%	34	0.0%	289	850.0%
Net income attributable to MSC Industrial	$38,454	5.0%	$65,418	7.9%	$(26,964)	(41.2)%

Net Sales

Net sales decreased 6.3% or $51.7 million for the thirteen-week period ended November 28, 2020, as compared to the thirteen-week period ended November 30, 2019. We estimate that this $51.7 million decrease in net sales is comprised of (i) approximately $62.2 million of lower sales volume; and (ii) $0.3 million of unfavorable foreign exchange impact; partially offset by (iii) approximately $10.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items. Of the above $51.7 million decrease in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by $13.2 million and sales other than to our Large Account Customers decreased by $38.5 million.

Our government net sales increased to 11% from 7% as a percentage of total net sales for the thirteen-week period ended November 28, 2020, as compared to the thirteen-week period ended November 30, 2019. This increase is related to the recent high demand for safety and janitorial products from government customers.

The table below shows the change in our average daily sales by total company and by customer type for the thirteen- week period ended November 28, 2020 compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Net Sales (in thousands)	$771,904	$823,601
Sales Days	62	62
Average Daily Sales (ADS)(1) (in millions)	$12.5	$13.3
Total Company ADS Percent Change	-6.3%	-1.0%

Manufacturing Customers ADS Percent Change	-13.5%	-1.3%
Manufacturing Customers Percent of Total Net Sales	65%	70%

Non-Manufacturing Customers ADS Percent Change	10.8%	-0.3%
Non-Manufacturing Customers Percent of Total Net Sales	35%	30%

(1) ADS is calculated using number of business days in the US

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through Electronic Data Interchange (“EDI”) systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.7% of consolidated net sales for both the thirteen-week periods ended November 28, 2020 and November 30, 2019. These percentages of consolidated net sales do not include eCommerce sales from our AIS business and from MSC Mexico operations.

Gross Profit

Gross profit margin was 41.9% for the thirteen-week period ended November 28, 2020 as compared to 42.2% for the same period in the prior fiscal year. The decline was primarily the result of increased product costs and changes in our customer and product mix.

Operating Expenses

Operating expenses decreased 5.5% to $242.7 million for the thirteen-week period ended November 28, 2020, as compared to $256.9 million for the same period in the prior fiscal year. Operating expenses were 31.4% of net sales for the thirteen-week period ended November 28, 2020, as compared to 31.2% for the thirteen-week period ended November 30, 2019. The decrease in operating expense dollars was primarily attributable to lower costs associated with payroll and payroll-related costs, travel and entertainment costs, freight costs associated with lower sales volumes, and severance and separation costs, partially offset by the increase in consulting costs.

Payroll and payroll-related costs for the thirteen-week period ended November 28, 2020 were 55.4% of total operating expenses as compared to 56.0% for the same period in the prior fiscal year. Payroll and payroll-related costs decreased by $9.2 million for the thirteen-week period ended November 28, 2020. Included in payroll and payroll-related costs are salary, incentive compensation, sales commission, and fringe benefit costs. All of these costs, with the exception of sales commissions, decreased for the thirteen-week period ended November 28, 2020, as compared to the same period in the prior fiscal year, with much of the decrease attributable to a decrease in salary expenses, primarily related to a decrease in associate headcount.

Travel and entertainment expense was $0.7 million for the thirteen-week period ended November 28, 2020, as compared to $3.4 million for the same period in the prior fiscal year. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic, as well as our proactive cost containment measures.

Freight expense was $31.8 million for the thirteen-week period ended November 28, 2020, as compared to $33.5 million for the same period in the prior fiscal year. The primary driver of this was decreased sales volumes.

For the thirteen-week period ended November 28, 2020, we incurred $2.5 million in consulting costs related to the optimization of the Company’s operations, and $1.5 million in severance and separation related costs as compared to $2.6 million in severance and separation related costs for the same period in the prior fiscal year. The total increase of $1.4 million in consulting and severance and separation related costs contributed to the increase in operating expenses as a percentage of net sales for the thirteen-week period ended November 28, 2020, as compared to the same period in the prior fiscal year.

Impairment Loss

In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and as a result recorded an impairment charge of $26.7 million for the thirteen-week period ended November 28, 2020.

Income from Operations

Income from operations decreased 40.3% to $53.9 million for the thirteen-week period ended November 28, 2020, as compared to $90.3 million for the same period in the prior fiscal year. This was primarily attributable to the impairment loss described above as well as a decrease in net sales and gross profit, partially offset by a decrease in operating expenses. Income from operations as a percentage of net sales decreased to 7.0% for the thirteen-week period ended November 28, 2020 from 11.0% for the same period in the prior fiscal year, primarily as the result of the impairment charge described above as well as the decrease in the gross profit margin and an increase in operating expenses as a percentage of net sales.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended November 28, 2020 was 24.3%, as compared to 25.0% for the same period in the prior fiscal year. The decrease in rate as compared to the same period in the prior fiscal year is primarily due to discrete items during the thirteen-week period ended November 28, 2020 relating to the impairment loss as well as a higher tax benefit from stock-based compensation.

Net Income

The factors which affected net income for the thirteen-week period ended November 28, 2020, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	November 28,	August 29,
	2020	2020	$ Change
	(Dollars in thousands)
Total debt, including obligations under finance leases	$490,130	$619,266	$(129,136)
Less: Cash and cash equivalents	(53,104)	(125,211)	72,107
Net debt, including obligations under finance leases	$437,026	$494,055	$(57,029)
Equity	$1,130,887	$1,320,573	$(189,686)

As of November 28, 2020, we held $53.1 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, has been used to fund these needs, to repurchase shares of our Class A common stock, and to pay dividends. More recently, we have taken the actions discussed above under “Impact of COVID-19 on Our Business”.

As of November 28, 2020, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $490.1 million, net of unamortized debt issuance costs of $0.7 million. As of August 29, 2020, total borrowings outstanding, representing amounts due under our credit facilities, Private Placement Debt, and Shelf Facility Agreements, as well as all finance leases and financing arrangements, were $619.3 million, net of unamortized debt issuance costs of $0.8 million. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances.

In November 2020, our Board of Directors declared a special dividend of $3.50 per share payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The special dividend resulted in a payout of approximately $195.4 million. In December 2020, we had net borrowings of $170.0 million under our Committed Facility to fund the special cash dividend paid in December, increasing the outstanding balance on the Committed Facility to $290.0 million.

We believe, based on our current business plan, that our existing cash, and cash flow from operations, will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated further impact of COVID-19 on our business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We have reduced spending more broadly across the Company, only proceeding with operating and capital spending that is critical. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by COVID-19 on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

The table below summarizes information regarding the Company’s liquidity and capital resources:

	Thirteen Weeks Ended
	November 28,	November 30,
	2020	2019

	(Dollars in thousands)
Net cash provided by operating activities	$103,230	$85,112
Net cash used in investing activities	(7,893)	(12,689)
Net cash used in financing activities	(167,658)	(77,161)
Effect of foreign exchange rate changes on cash and cash equivalents	214	230
Net increase (decrease) in cash and cash equivalents	$(72,107)	$(4,508)

Operating Activities

Net cash provided by operating activities for the thirteen-week periods ended November 28, 2020 and November 30, 2019 was $103.2 million and $85.1 million, respectively. There are various increases and decreases contributing to this change. An increase in the change in accounts payable and accrued expenses primarily due to increases in changes in income taxes payable and payroll taxes payable related to the Coronavirus Aid, Relief, and Economic Security Act deferral, partially offset by a decrease in net income as described above contributed to most of the increase in net cash provided by operating activities.

	November 28,	August 29,	November 30,
	2020	2020	2019
	(Dollars in thousands)
Working Capital	$634,329	$829,037	$766,992
Current Ratio	2.2	3.0	2.9

Days Sales Outstanding	57.7	58.2	59.6
Inventory Turnover	3.3	3.3	3.5

The decrease in working capital as of November 28, 2020 as compared to November 30, 2019, is primarily due to $195.4 million in dividends payable for special cash dividends declared within current liabilities as of November 28, 2020 and a decrease in cash, partially offset by a decrease in current debt.

The decrease in days sales outstanding is primarily due to a receivables portfolio consisting of a greater percentage of government customers sales, and a slight decline in national account program days sales outstanding. Inventory turnover (calculated using a thirteen-point average inventory balance) remained consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirteen-week periods ended November 28, 2020 and November 30, 2019 was $7.9 million and $12.7 million, respectively. The use of cash for both periods included expenditures for property, plant, and equipment.

Financing Activities

Net cash used in financing activities for the thirteen-week periods ended November 28, 2020 and November 30, 2019 was $167.7 million and $77.2 million, respectively. The major components contributing to the use of cash for the thirteen-week period ended November 28, 2020 were dividends paid of $41.8 million, payments on all credit facilities of $130.0 million, and repurchases of our common stock of $3.2 million. This was partially offset by proceeds from the exercise of common stock options of $5.6 million. The major components contributing to the use of cash for the thirteen-week period ended November 30, 2019 were dividends paid of $41.5 million, net payments on all credit facilities of $38.0 million, and repurchases of our common stock of $3.0 million. This was partially offset by proceeds from the exercise of common stock options of $4.5 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on our Form 10-K for the fiscal year ended August 29, 2020. As of November 28, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 29, 2020. See Note 12, “Subsequent Events” in the Notes to the unaudited Condensed Consolidated Financial Statements for information about subsequent transactions.

Long-term Debt

Credit Facilities

In April 2017, we entered into a $600.0 million Committed Facility. As of November 28, 2020, the Company also had one Uncommitted Credit Facility, with $5.0 million of maximum uncommitted availability. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our credit facilities. As of November 28, 2020, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $305.8 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6 “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about these balances.

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

Finance Leases and Financing Arrangements

From time to time, we enter into finance lease and financing arrangements. See Note 6 “Debt,” in the Notes to the unaudited Condensed Consolidated Financial Statements for more information about our financing arrangements.

Operating Leases

As of November 28, 2020, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal 2024.

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

There have been no material changes outside the ordinary course of business in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Recently Issued and Adopted Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Interest Rate Risks” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 29, 2020 fiscal year-end.

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

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A common stock during the thirteen-week period ended November 28, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
8/30/20-9/30/20	127	$63.45	—	1,157,038
10/1/20-10/31/20	31,257	66.43	—	1,157,038
11/1/20-11/28/20	14,600	74.79	—	1,157,038
Total	45,984	$68.91	—

__________________________

(1)During the thirteen weeks ended November 28, 2020, 45,984 shares of our common stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal year 1999, the Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A common stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A common stock under the Company’s ongoing Repurchase Plan. As of November 28, 2020, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for this program.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 6, 2021	By:	/s/ ERIK GERSHWIND President and Chief Executive Officer (Principal Executive Officer)
Dated: January 6, 2021	By:	/s/ KRISTEN ACTIS-GRANDE Executive Vice President and Chief Financial Officer (Principal Financial Officer)