Form 10-Q
period 2021-02-27
MSC INDUSTRIAL DIRECT CO INC
filed 2021-04-07
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission File Number: 1-14130

__________________________________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

__________________________________________

New York (State or other jurisdiction of incorporation or organization)	11-3289165 (I.R.S. Employer Identification No.)

75 Maxess Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

(516) 812-2000

(Registrant’s telephone number, including area code)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	MSM	New York Stock Exchange

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

As of March 15, 2021, 46,993,646 shares of Class A Common Stock and 8,957,290 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I and Item 1 and Item 1A of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Items 2 and 3 of Part I, as well as in Part II, Item 1 “Legal Proceedings” and Item 1A, “Risk Factors” of this Report, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our sales, operations and supply chain;

•general economic conditions in the markets in which the Company operates, including conditions resulting from the COVID-19 pandemic;

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

•the retention of key personnel;

•our ability to estimate the cost of healthcare claims incurred under our self-insurance plan;

•volatility in commodity and energy prices;

•the credit risk of our customers, including changes in credit risk as a result of the COVID-19 pandemic;

•the risk of customer cancellation or rescheduling of orders;

•difficulties in calibrating customer demand for our products, in particular personal protective equipment or “PPE” products, which could cause an inability to sell excess products ordered from manufacturers resulting in inventory write-downs or could conversely cause inventory shortages of such products;

•work stoppages or other business interruptions (including those due to extreme weather conditions or as a result of the COVID-19 pandemic) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;

•disruptions or breaches of our information systems, or violations of data privacy laws;

•the retention of qualified sales and customer service personnel and metalworking specialists;

•the risk of loss of key suppliers, key brands or supply chain disruptions, including due to import restrictions resulting from the COVID-19 pandemic;

•changes to governmental trade policies, including the impact from significant import restrictions or tariffs;

•risks related to opening or expanding our customer fulfillment centers;

•litigation risk due to the nature of our business;

•risks associated with the integration of acquired businesses or other strategic transactions;

•financial restrictions on outstanding borrowings;

•our ability to maintain our credit facilities;

•the interest rate uncertainty due to the London Interbank Offered Rate (“LIBOR”) reform;

•the failure to comply with applicable environmental, health and safety laws and regulations, including government action in response to the COVID-19 pandemic, and other laws applicable to our business;

•the outcome of government or regulatory proceedings or future litigation;

•goodwill and intangible assets recorded resulting from our acquisitions could be impaired;

•our common stock price may be volatile due to factors outside of our control; and

•our principal shareholders exercise significant control over us, which may result in our taking actions or failing to take actions that are in the best interests of other shareholders.

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 27,	August 29,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,242	$125,211
Accounts receivable, net of allowance for credit losses of $19,051 and $18,249, respectively	527,233	491,743
Inventories	532,536	543,106
Prepaid expenses and other current assets	105,342	77,710
Total current assets	1,185,353	1,237,770
Property, plant and equipment, net	293,342	301,979
Goodwill	678,406	677,579
Identifiable intangibles, net	99,756	104,873
Operating lease assets	41,758	56,173
Other assets	3,626	4,056
Total assets	$2,302,241	$2,382,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$222,680	$122,248
Current portion of operating lease liabilities	19,956	21,815
Accounts payable	170,487	125,775
Accrued expenses and other current liabilities	140,091	138,895
Total current liabilities	553,214	408,733
Long-term debt including obligations under finance leases	461,685	497,018
Noncurrent operating lease liabilities	37,640	34,379
Deferred income taxes and tax uncertainties	121,721	121,727
Other noncurrent liabilities	9,444	—
Total liabilities	1,183,704	1,061,857
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,119,677 and 46,989,719 shares issued, respectively	48	47
Class B Common Stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 9,047,245 and 9,844,856 shares issued and outstanding, respectively	9	10
Additional paid-in capital	712,750	690,739
Retained earnings	523,757	749,515
Accumulated other comprehensive loss	(18,806)	(21,418)
Class A treasury stock, at cost, 1,246,521 and 1,227,192 shares, respectively	(105,645)	(103,948)
Total MSC Industrial shareholders’ equity	1,112,113	1,314,945
Noncontrolling interest	6,424	5,628
Total shareholders' equity	1,118,537	1,320,573
Total liabilities and shareholders’ equity	$2,302,241	$2,382,430

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Net sales	$773,995	$786,094	$1,545,899	$1,609,695
Cost of goods sold	479,244	455,042	927,830	931,447
Gross profit	294,751	331,052	618,069	678,248
Operating expenses	245,115	251,441	483,820	505,768
Impairment loss	—	—	26,726	—
Restructuring costs	21,615	1,941	25,594	4,512
Income from operations	28,021	77,670	81,929	167,968
Other income (expense):
Interest expense	(3,580)	(3,495)	(6,936)	(6,666)
Interest income	16	68	37	78
Other income (expense), net	(58)	(70)	593	51
Total other expense	(3,622)	(3,497)	(6,306)	(6,537)
Income before provision for income taxes	24,399	74,173	75,623	161,431
Provision for income taxes	6,051	18,617	18,498	40,423
Net income	18,348	55,556	57,125	121,008
Less: Net income attributable to noncontrolling interest	263	56	586	90
Net income attributable to MSC Industrial	$18,085	$55,500	$56,539	$120,918
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$0.32	$1.00	$1.01	$2.18
Diluted	$0.32	$1.00	$1.01	$2.18
Weighted-average shares used in computing net income per common share:
Basic	55,838	55,467	55,749	55,371
Diluted	56,133	55,587	56,019	55,545

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Net income, as reported	$18,348	$55,556	$57,125	$121,008
Other comprehensive income, net of tax:
Foreign currency translation adjustments	626	(788)	2,822	818
Comprehensive income (1)	18,974	54,768	59,947	121,826
Comprehensive income attributable to noncontrolling interest:
Net income	(263)	(56)	(586)	(90)
Foreign currency translation adjustments	251	45	(210)	(95)
Comprehensive income attributable to MSC Industrial	$18,962	$54,757	$59,151	$121,641

(1) There were no material taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Class A Common Stock
Beginning Balance	$48	$46	$47	$46
Exchange of Class B Common Stock for Class A Common Stock	—	—	1	—
Associate Incentive Plans	—	1	—	1
Ending Balance	48	47	48	47
Class B Common Stock
Beginning Balance	9	10	10	10
Exchange of Class B Common Stock for Class A Common Stock	—	—	(1)	—
Ending Balance	9	10	9	10
Additional Paid-in-Capital
Beginning Balance	702,341	668,668	690,739	659,226
Associate Incentive Plans	10,409	12,989	22,011	22,431
Ending Balance	712,750	681,657	712,750	681,657
Retained Earnings
Beginning Balance	547,957	970,139	749,515	946,651
Net Income	18,085	55,500	56,539	120,918
Regular cash dividends declared on Class A Common Stock	(35,047)	(34,048)	(69,808)	(67,939)
Regular cash dividends declared on Class B Common Stock	(6,823)	(7,597)	(13,877)	(15,242)
Special cash dividends declared on Class A Common Stock	—	(226,984)	(163,511)	(226,984)
Special cash dividends declared on Class B Common Stock	—	(50,650)	(31,840)	(50,650)
Dividend equivalents declared, net of cancellations	(415)	(2,964)	(3,261)	(3,358)
Ending Balance	523,757	703,396	523,757	703,396
Accumulated Other Comprehensive Loss
Beginning Balance	(19,683)	(21,310)	(21,418)	(22,776)
Foreign Currency Translation Adjustment	877	(743)	2,612	723
Ending Balance	(18,806)	(22,053)	(18,806)	(22,053)
Treasury Stock
Beginning Balance	(106,197)	(106,690)	(103,948)	(104,607)
Associate Incentive Plans	912	1,131	1,822	2,057
Repurchases of Class A Common Stock	(360)	(199)	(3,519)	(3,208)
Ending Balance	(105,645)	(105,758)	(105,645)	(105,758)
Total Shareholders' Equity Attributable to MSC Industrial	1,112,113	1,257,299	1,112,113	1,257,299
Noncontrolling Interest
Beginning Balance	6,412	5,503	5,628	5,329
Foreign Currency Translation Adjustment	(251)	(45)	210	95
Net Income	263	56	586	90
Ending Balance	6,424	5,514	6,424	5,514
Total Shareholders' Equity	$1,118,537	$1,262,813	$1,118,537	$1,262,813
Dividends declared per Class A Common Share	$0.75	$5.75	$5.00	$6.50
Dividends declared per Class B Common Share	$0.75	$5.75	$5.00	$6.50

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 27,	February 29,
	2021	2020
Cash Flows from Operating Activities:
Net income	$57,125	$121,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,571	34,313
Non-cash operating lease cost	7,537	11,061
Stock-based compensation	8,994	8,178
Loss on disposal of property, plant and equipment	345	227
Inventory write-down	30,091	—
Operating lease and fixed asset impairment due to restructuring	18,097	—
Provision for credit losses	4,280	4,704
Changes in operating assets and liabilities:
Accounts receivable	(39,421)	(2,105)
Inventories	(18,647)	3,449
Prepaid expenses and other current assets	(27,214)	(7,953)
Operating lease liabilities	(9,074)	(10,931)
Other assets	494	1,375
Accounts payable and accrued liabilities	51,756	(7,511)
Total adjustments	61,809	34,807
Net cash provided by operating activities	118,934	155,815
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(19,954)	(25,737)
Cash used in business acquisitions, net of cash acquired	—	(2,286)
Net cash used in investing activities	(19,954)	(28,023)
Cash Flows from Financing Activities:
Repurchases of common stock	(3,519)	(3,208)
Payments of regular cash dividends	(83,685)	(83,181)
Payments of special cash dividends	(195,351)	(277,634)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	2,040	2,202
Proceeds from exercise of Class A Common Stock options	10,834	13,390
Borrowings under credit facilities	415,000	389,600
Borrowings under financing obligations	1,269	—
Payments under credit facilities	(350,000)	(156,000)
Contributions from non-controlling interest	—	105
Other, net	(1,392)	(696)
Net cash used in financing activities	(204,804)	(115,422)
Effect of foreign exchange rate changes on cash and cash equivalents	855	211
Net increase (decrease) in cash and cash equivalents	(104,969)	12,581
Cash and cash equivalents—beginning of period	125,211	32,286
Cash and cash equivalents—end of period	$20,242	$44,867
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$41,265	$37,286
Cash paid for interest	$6,606	$5,636

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company” or “MSC Industrial”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of February 27, 2021 and August 29, 2020, results of operations for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020, and cash flows for the twenty-six weeks ended February 27, 2021 and February 29, 2020. The financial information as of August 29, 2020 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

The Company’s fiscal year ends on the Saturday closest to August 31 of each year. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2021 fiscal year will be a 52-week accounting period that will end on August 28, 2021 and its 2020 fiscal year was a 52-week accounting period that ended on August 29, 2020.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations, and the operations of the Company’s suppliers and vendors, as a result of quarantines, facility closures, and travel and logistics restrictions. Over the prior year, the Company has experienced an increase in the volume of its sales of safety-related products. However, the Company has also realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. For the thirteen weeks ended February 27, 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its net realizable value. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity, and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

Recently Adopted Accounting Pronouncements

Effective August 30, 2020, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Effective August 30, 2020, the Company adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard eliminates the second step from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The Company will apply this guidance prospectively to its annual and interim goodwill impairment tests.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those years, with early adoption permitted. The Company is required to apply this guidance in its fiscal year 2022 interim and annual financial statements. Currently, the Company does not expect this standard to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Reclassifications

Certain prior period Operating expenses were reclassified into “Restructuring costs” within the Company’s unaudited Condensed Consolidated Statements of Income to conform to its current period presentation. These reclassifications did not affect income from operations in any period presented.

Furthermore, prior period cash dividends declared on Class A and Class B Common Stock have been further disaggregated into regular and special Cash Dividends declared on Class A and Class B Common Stock to conform to current period presentation within the unaudited Condensed Consolidated Statements of Shareholder’s Equity. These reclassifications did not impact total dividends declared in any period presented.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,365 and $5,315 as of February 27, 2021 and August 29, 2020, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $19,368 and $19,679 as of February 27, 2021 and August 29, 2020, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $3,561 and $3,762 as of February 27, 2021 and August 29, 2020, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations or contract assets or liabilities as of February 27, 2021 and August 29, 2020.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company’s presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing, and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed.

The following tables present the Company’s percentage of net sales by customer end-market for the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	February 27, 2021	February 29, 2020
Manufacturing Heavy	48%	47%
Manufacturing Light	20%	23%
Government	9%	7%
Retail/Wholesale	7%	6%
Commercial Services	5%	5%
Other (1)	11%	12%
Total net sales	100%	100%

(1) The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Manufacturing Heavy	47%	47%
Manufacturing Light	20%	23%
Government	10%	7%
Retail/Wholesale	7%	6%
Commercial Services	4%	5%
Other (1)	12%	12%
Total net sales	100%	100%

(1) The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	February 27, 2021		February 29, 2020
United States	$728,212	94%	$752,300	96%
Mexico	21,802	3%	10,373	1%
UK	12,896	2%	13,274	2%
Canada	11,085	1%	10,147	1%
Total net sales	$773,995	100%	$786,094	100%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021		February 29, 2020
United States	$1,455,104	94%	$1,540,663	96%
Mexico	42,168	3%	20,418	1%
UK	25,887	2%	27,356	2%
Canada	22,740	1%	21,258	1%
Total net sales	$1,545,899	100%	$1,609,695	100%

Note 3: Net Income per Share

In prior periods, the Company’s non-vested restricted stock awards contained non-forfeitable rights to dividends and met the criteria of a participating security as defined by Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities with respect to prior periods. As such, the Company presents basic and diluted earnings per share for its common stock. The dilutive effect of participating securities for prior periods is calculated using the more dilutive of the treasury stock or the two-class method. For the twenty-six-week period ended February 29, 2020, the Company had determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation was adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share. For the thirteen- and twenty-six-week periods ended February 27, 2021 and for the thirteen- week period ended February 29, 2020, the Company used the treasury stock method, as the Company discontinued its grants of these participating securities in fiscal year 2015 and the remaining restricted stock awards vested in March 2020.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen and twenty-six weeks ended February 27, 2021 and the thirteen weeks ended February 20, 2020 and under the two-class method for the twenty-six weeks ended February 29, 2020:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Net income attributable to MSC Industrial as reported	$18,085	$55,500	$56,539	$120,918
Less: Distributed net income available to participating securities	—	—	—	(24)
Less: Undistributed net income available to participating securities	—	—	—	—
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$18,085	$55,500	$56,539	$120,894
Add: Undistributed net income allocated to participating securities	—	—	—	—
Less: Undistributed net income reallocated to participating securities	—	—	—	—

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$18,085	$55,500	$56,539	$120,894
Denominator:
Weighted-average shares outstanding for basic net income per share	55,838	55,467	55,749	55,371
Effect of dilutive securities	295	120	270	174
Weighted-average shares outstanding for diluted net income per share	56,133	55,587	56,019	55,545
Net income per share:
Basic	$0.32	$1.00	$1.01	$2.18
Diluted	$0.32	$1.00	$1.01	$2.18

Potentially dilutive securities	324	1,096	933	1,447

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of the Company’s Class A Common Stock, and therefore their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in Operating expenses for the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Stock options	$544	$754	$1,221	$1,729
Restricted share awards	—	(21)	—	184
Restricted stock units	3,819	3,039	7,118	5,915
Performance share units	345	168	558	214
Associate Stock Purchase Plan	48	77	97	136
Total	4,756	4,017	8,994	8,178
Deferred income tax benefit	(1,174)	(1,008)	(2,204)	(2,048)
Stock-based compensation expense, net	$3,582	$3,009	$6,790	$6,130

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the Company’s stock option activity for the twenty-six-week period ended February 27, 2021 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2020	1,539	$75.76
Granted	—	—
Exercised	(147)	73.57
Canceled/Forfeited	(8)	79.63
Outstanding on February 27, 2021	1,384	$75.98	3.0	$14,054
Exercisable on February 27, 2021	1,142	$74.70	2.7	$13,052

The unrecognized share-based compensation cost related to stock option expense at February 27, 2021 was $2,445 and will be recognized over a weighted-average period of 1.3 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of the Company’s Class A Common Stock measured at each individual exercise date, during the twenty-six-week periods ended February 27, 2021 and February 29, 2020 was $1,494 and $2,574, respectively.

Performance Share Units

Beginning in fiscal year 2020, the Company began granting performance share units (“PSUs”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the target award amount.

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the twenty-six-week period ended February 27, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at August 29, 2020	28	$76.32
Granted	31	74.79
Vested	—	—
Canceled/Forfeited	—	—
Non-vested PSUs at February 27, 2021 (1)	59	$75.52

(1) Excludes seven shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of the Company’s Class A Common Stock on the date of grant. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A Common Stock when vested, if at all. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at February 27, 2021 was $3,254 and is expected to be recognized over a weighted-average period of 2.2 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the twenty-six-week period ended February 27, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 29, 2020	482	$76.73
Granted	235	75.15
Vested	(158)	74.46
Canceled/Forfeited	(11)	76.99
Non-vested RSUs at February 27, 2021 (1)	548	$76.70

(1) Excludes approximately 77 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the Company's 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A Common Stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A Common Stock when vested, if at all. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at February 27, 2021 was $36,273 and is expected to be recognized over a weighted-average period of 3.1 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of February 27, 2021 and August 29, 2020. During the twenty-six-week periods ended February 27, 2021, and February 29, 2020, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Assets Held for Sale

The Company classifies an asset as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year, and the asset is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. During the first quarter of fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into an Agreement of Sale to sell the Long Island CSC. This transaction is currently within an initial due diligence period. As of February 27, 2021, the related assets had a carrying value of approximately $15,200 and are included in Property, plant and equipment, net on the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of February 27, 2021. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions, and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at February 27, 2021 and August 29, 2020 consisted of the following:

	February 27,		August 29,
	2021		2020
Revolving Credit Facility	$115,000		$250,000
Uncommitted Credit Facilities	201,200		1,200
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
3.42% Series 2018B Notes, due June 11, 2021(1)	20,000		20,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	713		194
Less: unamortized debt issuance costs	(621)		(843)
Total debt, excluding obligations under finance leases	$681,292		$615,551
Less: current portion	(221,400)	(2)	(120,986)	(3)
Total long-term debt, excluding obligations under finance leases	$459,892		$494,565

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) February 27, 2021 balance consists of $201,200 from the Uncommitted Credit Facilities, $20,000 from the 3.42% Series 2018B Notes, due June 11, 2021, $608 from financing arrangements, and net of $408 unamortized debt issuance costs expected to be amortized in the next 12 months.

(3) August 29, 2020 balance consists of $100,000 from the Revolving Credit Facility, $1,200 from the Uncommitted Credit Facilities, $20,000 from the 3.42% Series 2018B Notes, due June 11, 2021, $194 from financing arrangements, and net of $408 unamortized debt issuance costs expected to be amortized in the next 12 months.

Revolving Credit Facility

The Company has a $600,000 committed credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which matures on April 14, 2022, provides for a five year unsecured revolving loan facility. The interest rate for borrowings under the Revolving Credit Facility is based on either LIBOR or a base rate, plus a spread based on the Company’s leverage ratio at the end of each fiscal reporting quarter. Depending on the interest period the Company selects, interest may be payable every one, two, or three months. Interest is reset at the end of each interest period. The Company

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

currently elects to have loans under the Revolving Credit Facility bear interest based on LIBOR with one-month interest periods.

The Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $4,235 and $16,742 at February 27, 2021 and August 29, 2020, respectively.

Uncommitted Credit Facilities

During fiscal year 2021, the Company entered into two uncommitted credit facilities which, together with the existing, uncommitted credit facility entered into during fiscal year 2020 (the “Uncommitted Credit Facilities”), total $205,000 in aggregate maximum uncommitted availability, under which $201,200 was outstanding at February 27, 2021. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months, and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

Because the interest rates on the Uncommitted Credit Facilities are often lower than the interest rates which are available on the Company’s other sources of financing, the Company has used, and intends to use in the future, the

Uncommitted Credit Facilities for opportunistic refinancing of the Company’s existing indebtedness. The Company does not presently view the Uncommitted Credit Facilities as sources of incremental debt financing of the Company due to the uncommitted nature of the Uncommitted Credit Facilities but reserves the right to use the Uncommitted Credit Facilities to incur additional debt where appropriate under the then existing credit market conditions.

An event of default under the Revolving Credit Facility would constitute an event of default under each of the Uncommitted Credit Facilities. The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $201,200 outstanding balance at February 27, 2021 and the $1,200 outstanding balance at August 29, 2020 under the Uncommitted Credit Facilities and $100,000 of the Revolving Credit Facility at August 29, 2020 are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets.

During the twenty-six-week period ended February 27, 2021, the Company borrowed an aggregate $415,000 and repaid an aggregate $350,000 under the Credit Facilities. As of February 27, 2021, and August 29, 2020, the weighted-average interest rates on borrowings under all of its credit facilities were 1.03% and 1.42%, respectively.

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025; and in March 2020, the Company completed the issuance and sale of an additional $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 (collectively, the “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates. All of the Private Placement Debt is unsecured.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. As of February 27, 2021, the uncommitted availability under each of the Met Life Note Purchase Agreement and the Prudential Note Purchase Agreement was $180,000 and $200,000, respectively.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt, and the Shelf Facility Agreements. At February 27, 2021, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based on the terms agreed with the applicable vendor. During the twenty-six-week period ended February 27, 2021, the Company entered into financing arrangements related to certain information technology equipment and software totaling $1,286. The gross amount of property and equipment acquired under the financing arrangements and related accumulated amortization at February 27, 2021 were $1,286 and $518, respectively.

Note 7. Leases

The Company’s lease portfolio includes certain real estate (branch offices, customer fulfillment centers, and regional inventory centers), automobiles, and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020, the variable lease cost was a benefit due to low current interest rates. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, the Company recorded an impairment charge of $16,736 for impacted operating lease assets which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 27, 2021. See Note 9 “Restructuring Costs” for additional information.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The components of lease cost for the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020 were as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	February 27, 2021	February 29, 2020
Operating lease cost	$6,182	$6,188
Variable lease benefit	(538)	(51)
Short-term lease cost	244	220
Finance lease cost:
Amortization of leased assets	322	311
Interest on leased liabilities	21	30
Total Lease Cost	$6,231	$6,698

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Operating lease cost	$12,866	$12,360
Variable lease benefit	(1,021)	(91)
Short-term lease cost	403	484
Finance lease cost:
Amortization of leased assets	644	573
Interest on leased liabilities	45	55
Total Lease Cost	$12,937	$13,381

Supplemental balance sheet information relating to operating and finance leases is as follows:

		As of		As of
		February 27,		August 29,
	Classification	2021		2020
Assets
Operating lease assets	Operating lease assets	$41,758	(2)	$56,173
Finance lease assets (1)	Property, plant and equipment, net	2,981		3,625
Total leased assets		$44,739		$59,798
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,956		$21,815
Finance	Current portion of debt including obligations under finance leases	1,280		1,262
Noncurrent
Operating	Noncurrent operating lease liabilities	37,640		34,379
Finance	Long-term debt including obligations under finance leases	1,793		2,453
Total lease liabilities		$60,669		$59,909

(1) Finance lease assets are net of accumulated amortization of $2,083 and $1,439 as of February 27, 2021 and August 29, 2020, respectively.

(2) During the twenty-six-week period ended February 27, 2021, the Company recorded an impairment charge of $16,736 for impacted operating lease assets which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirteen-and twenty-six weeks ended February 27, 2021. See Note 9 “Restructuring Costs” for additional information.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	As of	As of
	February 27,	February 29,
	2021	2020
Weighted-average remaining lease term (in years)
Operating Leases	4.7	4.0
Finance Leases	2.5	3.4
Weighted-average discount rate
Operating Leases	3.7%	3.5%
Finance Leases	2.7%	2.6%

The following sets forth supplemental cash flow information related to operating and finance leases:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Operating Cash Outflows from Operating Leases	$12,785	$12,188
Operating Cash Outflows from Finance Leases	45	55
Financing Cash Outflows from Finance Leases	642	504
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$9,670	$9,817
Finance Leases	-	1,973

As of February 27, 2021, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2021 (excluding six months)	$11,778	$687	$12,465
2022	16,970	1,344	18,314
2023	10,403	1,018	11,421
2024	7,187	152	7,339
2025	4,940	3	4,943
Thereafter	11,584	-	11,584
Total Lease Payments	62,862	3,204	66,066
Less: Imputed Interest	5,266	131	5,397
Present Value of Lease Liabilities (2)	$57,596	$3,073	$60,669

(1) Future lease payments by fiscal year are based on contractual lease obligations
(2) Includes the current portion of $19,956 for operating leases and $1,280 for finance leases

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During the thirteen- and twenty-six-week periods ended February 27, 2021, the Company repurchased four and 50 shares of its Class A Common Stock for $360 and $3,519, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended February 27, 2021.

During fiscal year 1999, the Company’s Board of Directors established the MSC Stock Repurchase Plan, which the Company refers to as the “Repurchase Plan.” On January 8, 2008 and on October 21, 2011, the Company’s Board of Directors reaffirmed and replenished the Repurchase Plan. As of February 27, 2021, the maximum number of shares authorized to be repurchased under the Repurchase Plan was 1,157 shares.

The Company reissued 16 and 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended February 27, 2021, respectively, and reissued 19 and 35 shares of treasury stock during the thirteen- and twenty-six-week

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

periods ended February 29, 2020, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid aggregate cash dividends of $5.00 per common share totaling $279,036 for the twenty-six weeks ended February 27, 2021, which consisted of a special cash dividend of approximately $195,351 at $3.50 per share and regular cash dividends of approximately $83,685 at $1.50 per share. For the twenty-six weeks ended February 29, 2020, the Company paid a special cash dividend of approximately $5.00 per common share totaling $277,634 and regular cash dividends of approximately $83,181 at $1.50 per share.

On March 30, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on April 27, 2021 to shareholders of record at the close of business on April 13, 2021. The dividend will result in a payout of approximately $41,963, based on the number of shares outstanding at March 15, 2021.

Note 9. Restructuring Costs

Enhanced Customer Support Model

In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. Along with this transition, the Company closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers. Restructuring costs for the thirteen- week period ended February 27, 2021 consist of impairment charges for operating lease assets, associate severance and separation costs, and other exit-related costs.

Optimization of Company Operations

Beginning in fiscal year 2019, the Company identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. Beginning in the second quarter of fiscal year 2020, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2019, 2020 and 2021 in order to facilitate its workforce realignment. This project is expected to continue through fiscal year 2021.

The following table summarizes restructuring costs for both projects listed above:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27,	February 29,	February 27,	February 29,
	2021	2020	2021	2020
Operating lease asset impairments	$16,736	$-	$16,736	$-
Other exit-related costs	845	-	845	-
Consulting-related costs	1,270	2,132	3,790	2,132
Associate severance and separation costs	2,568	(194)	3,980	2,290
Equity acceleration costs associated with severance	196	3	243	90
Total restructuring costs	$21,615	$1,941	$25,594	$4,512

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Liabilities associated with restructuring are included within Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of February 27, 2021. The following table summarizes activity related to liabilities associated with restructuring:

	Consulting-Related Costs	Associate severance and separation Costs	Total
Balance at August 29, 2020	$4,063	$6,927	$10,990
Additions	3,790	3,326	7,116
Payments and other adjustments	(7,210)	(7,718)	(14,928)
Balance at February 27, 2021	$643	$2,535	$3,178

Note 10. Asset Impairments

PPE-Related Inventory Write-Down

The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. For the thirteen- and twenty-six-week periods ended February 27, 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its net realizable value.

Impairment Loss

To meet demand for PPE products during the COVID-19 pandemic, the Company has been purchasing products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and has experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 for the twenty-six-week period ended February 27, 2021 to reflect the fact that the Company may not ultimately obtain this PPE or recover its related prepayment. There were no impairment charges related to prepayments during the thirteen weeks ended February 27, 2021. The Company continues to pursue its legal avenues for recovery of this prepayment.

Note 11. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and twenty-six-week periods ended February 27, 2021 and February 29, 2020 was immaterial.

Note 12. Income Taxes

During the twenty-six-week period ended February 27, 2021, there were no material changes in unrecognized tax benefits.

The effective tax rate was 24.5% for the twenty-six-week period ended February 27, 2021, as compared to 25.0% for the twenty-six-week period ended February 29, 2020. The decrease in rate was primarily due to discrete items during the twenty-six-week period ended February 27, 2021, relating to the impairment loss and inventory write-downs discussed in Note 10 “Asset Impairments,” the restructuring costs described in Note 9 “Restructuring Costs,” and lower non-deductible travel and entertainment expenses due to the COVID-19 pandemic.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 13. Legal Proceedings

There are various claims, lawsuits and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “our,” or “us”) Annual Report on Form 10-K for the fiscal year ended August 29, 2020 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Annual Report on Form 10-K.

Overview

MSC is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with approximately 1.9 million product stock-keeping units (“SKUs”), inventory management and other supply chain solutions, and deep expertise from more than 75 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 1,900,000 active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, mscdirect.com (“MSC website”); our inventory management solutions; and call centers and branches. We service our customers from 11 customer fulfillment centers (seven located within the United States, including five primary customer fulfillment centers, one located in the United Kingdom and three in Canada) and 17 branch offices. As part of our enhanced customer support model, we have transitioned from a branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices during the second quarter of fiscal year 2021 and a realignment of certain existing locations from branch offices to regional inventory centers.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure. Furthermore, we provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) and vending programs.

Our field sales and service associate headcount was 2,301 at February 27, 2021, compared to 2,356 at February 29, 2020. During the second quarter of fiscal year 2021, the Company announced a transition from the branch office network to virtual customer care hubs. This plan included the reduction of management and other positions within the commercial sales organization. We also have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of growth, profitability, and productivity.

Highlights

Highlights during the twenty-six-week period ended February 27, 2021 include the following:

•We generated $118.9 million of cash from operations, compared to $155.8 million for the same period in the prior fiscal year.

•We had incremental net borrowings of $65.0 million on our credit facilities, compared to $233.6 million for the same period in the prior fiscal year.

•We paid out aggregate $279.0 million in cash dividends, comprised of special and regular cash dividends of approximately $195.4 million and $83.7 million, respectively, compared to an aggregate $360.8 million in cash dividends comprised of special and regular cash dividends of approximately $277.6 million and $83.2 million, respectively, in the same period in the prior fiscal year.

•We incurred $25.6 million in restructuring costs, comprised of $17.6 million in operating lease asset impairment charges and other exit-related costs, $3.8 million in consulting costs related to the optimization of the Company’s operations and $4.2 million in associate severance and separation costs, charges and other related costs associated primarily with sales workforce realignment and enhanced customer support model.

•We incurred a $26.7 million impairment charge relating to the sourcing of nitrile gloves.

•We incurred personal protective equipment (“PPE”)-related inventory write-downs of $30.1 million to reduce the carrying value of certain PPE-related inventory to its net realizable value as a result of increased supply in the market of such products and an inability to sell excess safety-related products.

Recent Developments

Progress on Mission Critical

As previously disclosed, we initiated a company-wide project, which we refer to as “Mission Critical,” to accelerate market share capture and improve profitability over the period through fiscal year 2023. Among the Mission Critical initiatives to realize growth, we began and expect to continue investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end markets. We also are focused on critical structural cost reductions in order to improve return on invested capital. We anticipate that these cost reductions will be comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and include initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.

Enhanced Customer Support Model

In January 2021, as part of Mission Critical, we announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This move is expected to provide personalized support to customers, regardless of their physical location. Along with this transition, we closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers during the second quarter of fiscal year 2021. Restructuring costs realized during the thirteen-week period ended February 27, 2021 that were associated with this enhanced model included one-time impairment charges for operating lease assets, associate severance and separation costs, and other exit-related costs.

Relocation and Pending Sale of Long Island Customer Support Center

In December 2020, we announced plans to relocate our Long Island Customer Support Center (“CSC”) to a smaller facility. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York and expect to move in the second half of calendar year 2021. In furtherance of these plans, we entered into an Agreement of Sale to sell our Long Island CSC. This transaction is currently within an initial due diligence period.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has and will adversely affect our business. The following events related to the COVID-19 pandemic have resulted and will result in lost or delayed revenue to our Company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability to import products into the United States; limitations on the ability of our associates to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home; limitations on the ability of UPS, LTL carriers and other carriers to deliver our packages to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.

To meet the high demand for PPE products during the COVID-19 pandemic, the Company has used a number of distributors and brokers to source PPE products, including purchasing products from manufacturers outside its typical programs and under non-standard payment terms. In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of approximately $26.7 million for the twenty-six-week period ended February 27, 2021. There were no impairment charges related to prepayments during the thirteen weeks ended February 27, 2021. The Company continues to pursue its legal avenues for recovery of this prepayment. Furthermore, the Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. During the second quarter of fiscal year 2021, the Company incurred PPE-related inventory write-downs of $30.1 million to reduce the carrying value of certain PPE-related inventory to its net realizable value. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.

Our number one priority is the health and safety of our associates and their families, our customers, and our other partners. We have taken and will continue to take measures to reduce the risk of infection and to protect our associates and our business, in line with guidelines issued by the authorities in the jurisdictions in which we operate, including state, federal and local governments and the Centers for Disease Control and Prevention. We have instituted enhanced safety procedures to safeguard the health and safety of our associates, including the use of additional protective equipment and the frequent cleaning of our facilities. We have restricted non-associate access to our sites, reorganized our workflows where permitted to maximize social distancing, implemented extensive restrictions on associate travel, and utilized remote-working strategies where possible.

We continue to experience disruptions in our business as we have implemented modifications to associate travel and associate work locations and canceled events, among other modifications. We have taken many actions to reduce spending more broadly across the Company, including limiting our operating and capital spending on critical items and reducing hiring and discretionary expenses. We have developed contingency plans that we anticipate would reduce costs further if business and financial conditions deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities, or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

Our Strategy

Our primary objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. Our strategy is to complete the transition from being a spot buy supplier to a mission-critical partner to our customers. We will selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 67% of our revenues came from sales in the manufacturing sector during the twenty-six weeks ended February 27, 2021. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining, and utilities industries. The MBI and the IP index over the three months and the average for the three- and twelve-month periods ended February 2021 were as follows:

Period	MBI	IP Index
December	53.6	105.8
January	53.5	107.1
February	56.0	104.7

Fiscal Year 2021 Q2 average	54.4	105.8
12-month average	47.5	101.6

During the three-month period ended February 27, 2021, the MBI average trended above 50.0, which indicated growth in manufacturing during the period. Similarly, the IP index increased to 105.8 during the same period. Both metrics continue to show improvement since their 12-month lows in April 2020. We believe the recent trending improvement is primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above. We will continue to monitor the current economic conditions for the impact of the pandemic on our customers and markets, and assess both risks and opportunities that may affect our business and operations.

To meet anticipated demand for our products during the COVID-19 pandemic, we have been purchasing products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. During the thirteen weeks ended February 27, 2021, the Company incurred PPE-related inventory write-downs of $30.1 million to reduce the carrying value of certain PPE-related inventory to its net realizable value. During the twenty-six weeks ended February 27, 2021, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of approximately $26.7 million. The Company continues to pursue its legal avenues for recovery of this prepayment. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in additional inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our business, financial condition, results of operations, and cash flows. Conversely, if we underestimate customer demand for our products or if we are unable to purchase products we need to meet customer demand, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

Thirteen-Week Period Ended February 27, 2021 Compared to the Thirteen-Week Period Ended February 29, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	February 27, 2021		February 29, 2020		Change

	$	%	$	%	$	%
Net sales	$773,995	100.0%	$786,094	100.0%	$(12,099)	(1.5)%
Cost of goods sold	479,244	61.9%	455,042	57.9%	24,202	5.3%
Gross profit	294,751	38.1%	331,052	42.1%	(36,301)	(11.0)%
Operating expenses	245,115	31.7%	251,441	32.0%	(6,326)	(2.5)%
Restructuring costs	21,615	2.8%	1,941	0.2%	19,674	1013.6%
Income from operations	28,021	3.6%	77,670	9.9%	(49,649)	(63.9)%
Total other expense	(3,622)	(0.5)%	(3,497)	(0.4)%	(125)	3.6%
Income before provision for income taxes	24,399	3.2%	74,173	9.4%	(49,774)	(67.1)%
Provision for income taxes	6,051	0.8%	18,617	2.4%	(12,566)	(67.5)%
Net income	18,348	2.4%	55,556	7.1%	(37,208)	(67.0)%
Less: Net income attributable to noncontrolling interest	263	0.0%	56	0.0%	207	369.6%
Net income attributable to MSC Industrial	$18,085	2.3%	$55,500	7.1%	$(37,415)	(67.4)%

Net Sales

Net sales decreased 1.5%, or $12.1 million, to $774.0 million for the thirteen-week period ended February 27, 2021, as compared to $786.1 million for the same period in the prior fiscal year. The $12.1 million decrease in net sales was comprised of approximately $23.2 million of lower sales volume, partially offset by approximately $9.5 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items and approximately $1.6 million of favorable foreign exchange impact. Of the $12.1 million decrease in net sales during the thirteen-week period ended February 27, 2021, sales to our government and national account programs (“Large Account Customers”) decreased by approximately $8.5 million and sales other than to our Large Account Customers decreased by approximately $3.6 million.

Our government net sales as a percentage of total net sales increased to 9% for the thirteen-week period ended February 27, 2021 from 7% for the thirteen-week period ended February 29, 2020. This increase was primarily related to the continued high demand for safety and janitorial products from government customers.

The table below shows, among other things, the change in our average daily sales by total Company and by customer type for the thirteen-week period ended February 27, 2021, as compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(Unaudited)
	Thirteen Weeks Ended
	February 27, 2021	February 29, 2020
Net Sales (in thousands)	$773,995	$786,094
Sales Days	61	61
Average Daily Sales (ADS)(1) (in millions)	$12,688	$12,887
Total Company ADS Percent Change	-1.5%	-2.9%

Manufacturing Customers ADS Percent Change	-4.9%	-3.7%
Manufacturing Customers Percent of Total Net Sales	68%	70%

Non-Manufacturing Customers ADS Percent Change	6.6%	-1.0%
Non-Manufacturing Customers Percent of Total Net Sales	32%	30%

(1) ADS is calculated using number of business days in the United States

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 59.2% of consolidated net sales for the thirteen-week period ended February 27, 2021, as compared to 60.9% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our All Integrated Solutions, Inc. (“AIS”) business and from MSC Mexico operations.

Gross Profit

Gross profit margin was 38.1% for the thirteen-week period ended February 27, 2021, as compared to 42.1% for the same period in the prior fiscal year. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. The decline in gross profit margin was primarily the result of PPE-related inventory write-downs of $30.1 million during the thirteen-week period ended February 27, 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Operating Expenses

Operating expenses decreased 2.5%, or $6.3 million, to $245.1 million for the thirteen-week period ended February 27, 2021, as compared to $251.4 million for the same period in the prior fiscal year. Operating expenses were 31.7% of net sales for the thirteen-week period ended February 27, 2021, as compared to 32.0% for the thirteen-week period ended February 29, 2020. The decrease in Operating expenses was primarily due to lower payroll and payroll-related costs, as well as lower travel and entertainment costs due to decreased activity during the COVID-19 pandemic.

Payroll and payroll-related costs were 57.1% of total Operating expenses for the thirteen-week period ended February 27, 2021, as compared to 56.8% for the thirteen-week period ended February 29, 2020. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, decreased by $3.0 million for the thirteen-week period ended February 27, 2021, primarily due to a decrease in salary and fringe benefit costs due to actions under Mission Critical.

Travel and entertainment expense was $0.8 million for the thirteen-week period ended February 27, 2021, as compared to $3.1 million for the same period in the prior fiscal year. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic, as well as our proactive cost containment measures.

Freight expense was $32.5 million for the thirteen-week period ended February 27, 2021, as compared to $31.8 million for the same period in the prior fiscal year.

Restructuring Costs

For the thirteen-week period ended February 27, 2021, we incurred approximately $21.6 million in restructuring costs related to both the optimization of the Company’s operations and the enhancement of our customer support model. These charges include impairment charges for operating lease assets, associate severance and separation costs, and other exit-related costs. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, we recorded an impairment charge of $16.7 million for impacted operating lease assets, which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 27, 2021. See Note 9 “Restructuring Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations decreased 63.9%, or $49.7 million, to $28.0 million for the thirteen-week period ended February 27, 2021, as compared to $77.7 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 3.6% for the thirteen-week period ended February 27, 2021, as compared to 9.9% for the same period in the prior fiscal year. These declines were primarily attributable to PPE-related inventory write-downs and the associated gross profit, the incurrence of restructuring costs described above, and decreases in net sales due to lower economic activity resulting from the ongoing COVID-19 pandemic, partially offset by a decrease in Operating expenses.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended February 27, 2021 was 24.8%, as compared to 25.1% for the same period in the prior fiscal year. The decrease in rate was primarily due to the impact of restructuring costs and inventory write-downs, as well as lower non-deductible travel and entertainment expenses, in each case, during the thirteen-week period ended February 27, 2021.

Net Income

The factors which affected net income for the thirteen-week period ended February 27, 2021, as compared to the same period in the previous fiscal year, have been discussed above.

Twenty-Six-Week Period Ended February 27, 2021 Compared to the Twenty-Six-Week Period Ended February 29, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	February 27, 2021		February 29, 2020		Change

	$	%	$	%	$	%
Net sales	$1,545,899	100.0%	$1,609,695	100.0%	$(63,796)	(4.0)%
Cost of goods sold	927,830	60.0%	931,447	57.9%	(3,617)	(0.4)%
Gross profit	618,069	40.0%	678,248	42.1%	(60,179)	(8.9)%
Operating expenses	483,820	31.3%	505,768	31.4%	(21,948)	(4.3)%
Impairment loss	26,726	1.7%	-	0.0%	26,726	N/A(1)
Restructuring costs	25,594	1.7%	4,512	0.3%	21,082	467.2%
Income from operations	81,929	5.3%	167,968	10.4%	(86,039)	(51.2)%
Total other expense	(6,306)	(0.4)%	(6,537)	(0.4)%	231	(3.5)%
Income before provision for income taxes	75,623	4.9%	161,431	10.0%	(85,808)	(53.2)%
Provision for income taxes	18,498	1.2%	40,423	2.5%	(21,925)	(54.2)%
Net income	57,125	3.7%	121,008	7.5%	(63,883)	(52.8)%
Less: Net income attributable to noncontrolling interest	586	0.0%	90	0.0%	496	551.1%
Net income attributable to MSC Industrial	$56,539	3.7%	$120,918	7.5%	$(64,379)	(53.2)%
(1) N/A is Not Applicable.

Net Sales

Net sales decreased 4.0%, or $63.8 million, to $1,545.9 million for the twenty-six-week period ended February 27, 2021, as compared to $1,609.7 million for the same period in the prior fiscal year. The $63.8 million decrease in net sales was comprised of approximately $85.4 million of lower sales volume, partially offset by approximately $20.3 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, and approximately $1.3 million of favorable foreign exchange impact. Of the $63.8 million decrease in net sales during the twenty-six-week period ended February 27, 2021, sales to our Large Account Customers decreased by approximately $24.6 million and sales other than to our Large Account Customers decreased by approximately $39.2 million.

The table below shows, among other things, the change in our average daily sales by total Company and by customer type for the twenty-six-week period ended February 27, 2021, as compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(Unaudited)
	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Net Sales (in thousands)	$1,545,899	$1,609,695
Sales Days	123	123
Average Daily Sales (ADS)(1) (in millions)	$12,568	$13,087
Total Company ADS Percent Change	-4.0%	-1.9%

Manufacturing Customers ADS Percent Change	-9.3%	-2.4%
Manufacturing Customers Percent of Total Net Sales	67%	70%

Non-Manufacturing Customers ADS Percent Change	9.0%	-0.6%
Non-Manufacturing Customers Percent of Total Net Sales	33%	30%

(1) ADS is calculated using number of business days in the United States

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.0% of consolidated net sales for the twenty-six-week period ended February 27, 2021, as compared to 60.8% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our AIS business and from MSC Mexico operations.

Gross Profit

Gross profit margin was 40.0% for the twenty-six-week period ended February 27, 2021, as compared to 42.1% for the same period in the prior fiscal year. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. The decline in gross profit margin was primarily the result of PPE-related inventory write-downs of $30.1 million during the twenty-six-week period ended February 27, 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Operating Expenses

Operating expenses decreased 4.3%, or $22.0 million, to $483.8 million for the twenty-six-week period ended February 27, 2021, as compared to $505.8 million for the same period in the prior fiscal year. Operating expenses were 31.3% of net sales for the twenty-six-week period ended February 27, 2021, as compared to 31.4% for the twenty-six-week period ended February 29, 2020. The decrease in Operating expenses was primarily due to lower payroll and payroll-related costs, as well as lower travel and entertainment costs due to decreased activity during the COVID-19 pandemic.

Payroll and payroll-related costs were 56.7% of total Operating expenses for each of the twenty-six-week periods ended February 27, 2021 and February 29, 2020. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, decreased by $12.3 million for the twenty-six-week period ended February 27, 2021, as compared to the same period in the prior fiscal year. All of these costs, with the exception of sales commissions, decreased for the twenty-six-week period ended February 27, 2021, as compared to the same period in the prior fiscal year.

Travel and entertainment expense was $1.5 million for the twenty-six-week period ended February 27, 2021, as compared to $6.5 million for the same period in the prior fiscal year. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic, as well as our proactive cost containment measures.

Freight expense was $64.3 million for the twenty-six-week period ended February 27, 2021, as compared to $65.3 million for the same period in the prior fiscal year. The primary driver of this slight decrease was lower sales volumes.

Impairment Loss

In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million for the twenty-six-week period ended February 27, 2021. There were no impairment charges related to prepayments during the thirteen weeks ended February 27, 2021.We also incurred $1.0 million of legal costs associated with this matter during the twenty-six-week period ended February 27, 2021 that are included in Operating expenses. The Company continues to pursue its legal avenues for recovery of this prepayment.

Restructuring Costs

For the twenty-six-week period ended February 27, 2021, we incurred approximately $25.6 million in restructuring costs related to both the optimization of the Company’s operations and the enhancement of our customer support model. These charges include one-time impairment charges for operating lease assets, associate severance and separation costs, and other exit-related costs. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, we recorded an impairment charge of $16.7 million for impacted operating lease assets, which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 27, 2021. See Note 9 “Restructuring Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations decreased 51.2%, or $86.1 million, to $81.9 million for the twenty-six-week period ended February 27, 2021, as compared to $168.0 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 5.3% for the twenty-six-week period ended February 27, 2021, as compared to 10.4% for the same period in the prior fiscal year. These declines were primarily attributable to PPE-related inventory write-downs and the impairment and restructuring charges discussed above.

Provision for Income Taxes

The effective tax rate for the twenty-six-week period ended February 27, 2021 was 24.5%, as compared to 25.0% for the same period in the prior fiscal year. The decrease in rate was primarily due to the impact of restructuring costs, inventory write-downs and an impairment loss, as well as lower non-deductible travel and entertainment expenses, in each case, during the twenty-six-week period ended February 27, 2021.

Net Income

The factors which affected net income for the twenty-six-week period ended February 27, 2021, as compared to the same period in the previous fiscal year, have been discussed above.

Liquidity and Capital Resources

	As of	As of
	February 27,	August 29,
	2021	2020	$ Change
	(Dollars in thousands)

Total debt, including obligations under finance leases	$684,365	$619,266	$65,099
Less: Cash and cash equivalents	(20,242)	(125,211)	104,969
Net debt, including obligations under finance leases	$664,123	$494,055	$170,068
Equity	$1,118,537	$1,320,573	$(202,036)

As of February 27, 2021, we had $20.2 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, has been used to fund these needs, to repurchase shares of our Class A Common Stock from time to time, and to pay dividends to our shareholders. More recently, we have taken the actions discussed above under “Impact of COVID-19 on Our Business” to improve our business operations, lower costs and preserve financial flexibility through the COVID-19 pandemic.

As of February 27, 2021, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $684.4 million, net of unamortized debt issuance costs of $0.6 million, as compared to total borrowings $619.3 million, net of unamortized debt issuance costs of $0.8 million as of the end of fiscal year 2020. See Note 6 “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated further impact of COVID-19 on our business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19, and take appropriate action as it is warranted.

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	February 27,	February 29,
	2021	2020

	(Dollars in thousands)
Net cash provided by operating activities	$118,934	$155,815
Net cash used in investing activities	(19,954)	(28,023)
Net cash used in financing activities	(204,804)	(115,422)
Effect of foreign exchange rate changes on cash and cash equivalents	855	211
Net increase (decrease) in cash and cash equivalents	$(104,969)	$12,581

Operating Activities

Net cash provided by operating activities for the twenty-six-week periods ended February 27, 2021 and February 29, 2020 was $118.9 million and $155.8 million, respectively. The decrease in net cash provided by operating activities during the twenty-six-week period ended February 27, 2021 was primarily due to a decrease in net income as described above, an increase in the change in accounts receivable primarily attributable to lower sales and a lower accounts receivable balance at August 29, 2020, partially offset by an increase in the change in accounts payable during the period.

The table below summarizes certain information regarding the Company’s operations during the periods indicated:

	As of	As of	As of
	February 27,	August 29,	February 29,
	2021	2020	2020
	(Dollars in thousands)

Working Capital (1)	$632,139	$829,037	$517,989
Current Ratio (2)	2.1	3.0	1.7

Days Sales Outstanding (3)	57.4	58.2	56.2
Inventory Turnover (4)	3.4	3.3	3.4

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated as dividing total current assets by total current liabilities.

(3) Days Sales Outstanding is calculated as accounts receivable divided by net sales.

(4) Inventory Turnover is calculated as total cost of goods sold divided by average inventory.

The decreases in working capital and current ratio as of February 27, 2021 as compared to February 29, 2020 were primarily due to a decrease in cash and an increase in current debt and accounts payable, partially offset by an increase in accounts receivable.

The decrease in days sales outstanding as of February 27, 2021 as compared to February 29, 2020 was primarily due to a higher percentage of government customers sales included in our accounts receivable. Inventory turnover (calculated using a 13-point average inventory balance) remained consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended February 27, 2021 and February 29, 2020 was $20.0 million and $28.0 million, respectively. The use of cash for both periods included primarily expenditures for property, plant and equipment.

Financing Activities

Net cash used in financing activities for the twenty-six-week periods ended February 27, 2021 and February 29, 2020 was $204.8 million and $115.4 million, respectively. The major uses of cash in financing activities for the twenty-six-week period ended February 27, 2021 were aggregate dividend payments paid of $279.0 million, repayments on all credit facilities and notes of $350.0 million, and aggregate repurchases of our Class A Common Stock of $3.5 million. These uses of cash were partially offset by borrowings on all credit facilities of $415.0 million and proceeds from the exercise of common stock options of $10.8 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on our Form 10-K for the fiscal year ended August 29, 2020. As of February 27, 2021, there have been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 29, 2020.

Long-Term Debt

Credit Facilities

In April 2017, we entered into a $600.0 million Committed Facility. As of February 27, 2021, the Company also had three Uncommitted Credit Facilities, with $205.0 million of maximum uncommitted availability. See Note 6 “Debt” in the Notes to the Condensed Consolidated Financial Statements for more information about our credit facilities. As of February 27, 2021, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $470.8 million from the Committed Facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6 “Debt” in the Notes to the Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018 and March 2020, we entered into additional Note Purchase Agreements. See Note 6 “Debt” in the Notes to the Condensed Consolidated Financial Statements for more information about these transactions.

Financing Arrangements

From time to time, we enter into financing arrangements. See Note 6 “Debt” in the Notes to the Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of February 27, 2021, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. Operating lease asset impairment charges are included within Restructuring costs in the unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended February 27, 2021. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2025. See Note 7 “Leases” in the Notes to Condensed Consolidated Financial Statements for more information about our finance and operating leases.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations. We make estimates, judgments and assumptions in determining the amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes outside the ordinary course of business in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 29, 2020, aside from those listed below.

Self-Insured Health Insurance Benefits. Beginning in the second quarter of fiscal year 2021, we are self-insured for health insurance, which is limited by stop-loss coverage. Accruals related to this program are computed on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. At February 27, 2021, the liability associated with self-insurance was approximately $6.8 million, which is recorded in Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of such date.

Recently Issued and Adopted Accounting Standards

See Note 1 “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 29, 2020 fiscal year-end.

Item 4. Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 27, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course, there are various claims, lawsuits and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters, both individually and in aggregate, is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020:

We establish insurance-related healthcare reserves based on historical claims experience and actuarial estimates, which could lead to adjustments in the future based on actual claims incurred.

We retain a significant portion of the risk under our healthcare insurance program. Beginning in the second quarter of fiscal year 2021, we are self-insured for health insurance, which is limited by stop-loss coverage. Our self-insurance accruals are based on historical claims experience and claims incurred but not reported. While we believe our estimation process is well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or number of claims make it difficult to precisely predict the ultimate cost of claims and may lead to future adjustments of reported results of operations which, depending on the magnitude of such adjustments, may materially affect our reported results or negatively affect the reliability of our reported results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended February 27, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/29/20-12/29/20	2,875	$84.67	—	1,157,038
12/30/20-1/29/21	43	77.57	—	1,157,038
1/30/21-2/27/21	1,212	86.12	—	1,157,038
Total	4,130	$84.96	—

(1)During the thirteen weeks ended February 27, 2021, 4,130 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)During fiscal year 1999, the Company’s Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A Common Stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Company’s Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A Common Stock under the Repurchase Plan. As of February 27, 2021, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 1,157,038 shares. There is no expiration date for the Repurchase Plan.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.*†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Industrial Direct Co., Inc. (Registrant)
Dated: April 7, 2021	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: April 7, 2021	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer)