Form 10-Q
period 2021-05-29
MSC INDUSTRIAL DIRECT CO INC
filed 2021-07-07
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2021
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

As of June 15, 2021, 46,992,754 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Item 2 and Item 3 of Part I and Item 1 and Item 1A of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our sales, operations and supply chain;

•general economic conditions in the markets in which we operate, including conditions resulting from the COVID-19 pandemic;

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

•work stoppages, labor shortages or other business interruptions (including those due to extreme weather conditions or as a result of the COVID-19 pandemic) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;

•disruptions or breaches of our information systems, or violations of data privacy laws;

•the retention of qualified sales and customer service personnel and metalworking specialists;

•the risk of loss of key suppliers or key brands or supply chain disruptions, including due to import restrictions resulting from the COVID-19 pandemic;

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

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 29, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 29,	August 29,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,429	$125,211
Accounts receivable, net of allowance for credit losses of $18,682 and $18,249, respectively	564,963	491,743
Inventories	598,328	543,106
Prepaid expenses and other current assets	116,947	77,710
Total current assets	1,307,667	1,237,770
Property, plant and equipment, net	296,200	301,979
Goodwill	679,920	677,579
Identifiable intangibles, net	97,610	104,873
Operating lease assets	39,401	56,173
Other assets	3,520	4,056
Total assets	$2,424,318	$2,382,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$412,547	$122,248
Current portion of operating lease liabilities	14,570	21,815
Accounts payable	195,858	125,775
Accrued expenses and other current liabilities	145,841	138,895
Total current liabilities	768,816	408,733
Long-term debt including obligations under finance leases	346,458	497,018
Noncurrent operating lease liabilities	26,008	34,379
Deferred income taxes and tax uncertainties	121,715	121,727
Other noncurrent liabilities	9,443	—
Total liabilities	1,272,440	1,061,857
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,244,693 and 46,989,719 shares issued, respectively	48	47
Class B Common Stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 8,664,901 and 9,844,856 shares issued and outstanding, respectively	9	10
Additional paid-in capital	735,562	690,739
Retained earnings	528,766	749,515
Accumulated other comprehensive loss	(14,780)	(21,418)
Class A treasury stock, at cost, 1,234,184 and 1,227,192 shares, respectively	(104,951)	(103,948)
Total MSC Industrial shareholders’ equity	1,144,654	1,314,945
Noncontrolling interest	7,224	5,628
Total shareholders’ equity	1,151,878	1,320,573
Total liabilities and shareholders’ equity	$2,424,318	$2,382,430

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Net sales	$866,294	$834,972	$2,412,193	$2,444,667
Cost of goods sold	499,823	481,010	1,427,653	1,412,457
Gross profit	366,471	353,962	984,540	1,032,210
Operating expenses	257,336	242,751	741,156	748,519
Impairment loss (loss recovery)	(20,840)	—	5,886	—
Restructuring costs	1,349	1,359	26,943	5,871
Income from operations	128,626	109,852	210,555	277,820
Other income (expense):
Interest expense	(3,696)	(5,451)	(10,632)	(12,117)
Interest income	15	173	52	251
Other income (expense), net	1,131	(560)	1,724	(509)
Total other expense	(2,550)	(5,838)	(8,856)	(12,375)
Income before provision for income taxes	126,076	104,014	201,699	265,445
Provision for income taxes	31,141	25,900	49,639	66,323
Net income	94,935	78,114	152,060	199,122
Less: Net income attributable to noncontrolling interest	501	411	1,087	501
Net income attributable to MSC Industrial	$94,434	$77,703	$150,973	$198,621
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.69	$1.40	$2.70	$3.58
Diluted	$1.68	$1.40	$2.69	$3.57
Weighted-average shares used in computing net income per common share:
Basic	55,944	55,563	55,814	55,435
Diluted	56,352	55,599	56,139	55,581

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Net income, as reported	$94,935	$78,114	$152,060	$199,122
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,325	(4,065)	7,147	(3,247)
Comprehensive income (1)	99,260	74,049	159,207	195,875
Comprehensive income attributable to noncontrolling interest:
Net income	(501)	(411)	(1,087)	(501)
Foreign currency translation adjustments	(299)	536	(509)	441
Comprehensive income attributable to MSC Industrial	$98,460	$74,174	$157,611	$195,815

(1) There were no material taxes associated with other comprehensive income during the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Class A Common Stock
Beginning Balance	$48	$47	$47	$46
Exchange of Class B Common Stock for Class A Common Stock	—	—	1	—
Associate Incentive Plans	—	—	—	1
Ending Balance	48	47	48	47
Class B Common Stock
Beginning Balance	9	10	10	10
Exchange of Class B Common Stock for Class A Common Stock	—	—	(1)	—
Ending Balance	9	10	9	10
Additional Paid-in Capital
Beginning Balance	712,750	681,657	690,739	659,226
Associate Incentive Plans	22,897	4,325	44,908	26,756
Repurchase and retirement of Class A Common Stock	(85)	—	(85)	—
Ending Balance	735,562	685,982	735,562	685,982
Retained Earnings
Beginning Balance	523,757	703,396	749,515	946,651
Net Income	94,434	77,703	150,973	198,621
Repurchase and retirement of Class A Common Stock	(47,008)	—	(47,008)	—
Regular cash dividends declared on Class A Common Stock	(35,387)	(34,129)	(105,195)	(102,068)
Regular cash dividends declared on Class B Common Stock	(6,635)	(7,541)	(20,512)	(22,783)
Special cash dividends declared on Class A Common Stock	—	—	(163,511)	(226,984)
Special cash dividends declared on Class B Common Stock	—	—	(31,840)	(50,650)
Dividend equivalents declared, net of cancellations	(395)	(394)	(3,656)	(3,752)
Ending Balance	528,766	739,035	528,766	739,035
Accumulated Other Comprehensive Loss
Beginning Balance	(18,806)	(22,053)	(21,418)	(22,776)
Foreign Currency Translation Adjustment	4,026	(3,529)	6,638	(2,806)
Ending Balance	(14,780)	(25,582)	(14,780)	(25,582)
Treasury Stock
Beginning Balance	(105,645)	(105,758)	(103,948)	(104,607)
Associate Incentive Plans	782	1,197	2,604	3,254
Repurchases of Class A Common Stock	(88)	(28)	(3,607)	(3,236)
Ending Balance	(104,951)	(104,589)	(104,951)	(104,589)
Total Shareholders’ Equity Attributable to MSC Industrial	1,144,654	1,294,903	1,144,654	1,294,903
Noncontrolling Interest
Beginning Balance	6,424	5,514	5,628	5,329
Foreign Currency Translation Adjustment	299	(536)	509	(441)
Net Income	501	411	1,087	501
Ending Balance	7,224	5,389	7,224	5,389
Total Shareholders’ Equity	$1,151,878	$1,300,292	$1,151,878	$1,300,292
Dividends declared per Class A Common Share	$0.75	$0.75	$5.75	$7.25
Dividends declared per Class B Common Share	$0.75	$0.75	$5.75	$7.25

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 29,	May 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$152,060	$199,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,575	51,354
Non-cash operating lease cost	11,650	16,852
Stock-based compensation	13,407	12,463
Loss on disposal of property, plant and equipment	460	278
Inventory write-down	30,091	—
Operating lease and fixed asset impairment due to restructuring	15,819	—
Provision for credit losses	5,303	8,008
Changes in operating assets and liabilities:
Accounts receivable	(77,130)	(13,788)
Inventories	(82,864)	(17,049)
Prepaid expenses and other current assets	(38,658)	(17,082)
Operating lease liabilities	(25,576)	(16,634)
Other assets	585	2,008
Accounts payable and accrued liabilities	82,638	(10,591)
Total adjustments	(12,700)	15,819
Net cash provided by operating activities	139,360	214,941
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(37,598)	(35,920)
Cash used in business acquisitions, net of cash acquired	—	(2,286)
Net cash used in investing activities	(37,598)	(38,206)
Cash Flows from Financing Activities:
Repurchases of common stock	(50,700)	(3,236)
Payments of regular cash dividends	(125,707)	(124,851)
Payments of special cash dividends	(195,351)	(277,634)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	3,112	3,287
Proceeds from exercise of Class A Common Stock options	28,969	13,530
Borrowings under credit facilities	505,000	1,012,200
Payments under credit facilities	(365,000)	(578,000)
Proceeds from long-term debt	—	100,000
Payments on finance lease and financing obligations	(1,896)	(1,629)
Other, net	1,286	1,162
Net cash provided by (used in) financing activities	(200,287)	144,829
Effect of foreign exchange rate changes on cash and cash equivalents	743	(457)
Net increase (decrease) in cash and cash equivalents	(97,782)	321,107
Cash and cash equivalents—beginning of period	125,211	32,286
Cash and cash equivalents—end of period	$27,429	$353,393
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$60,903	$39,672
Cash paid for interest	$8,776	$8,501

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company” or “MSC Industrial”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of May 29, 2021 and August 29, 2020, results of operations for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020, and cash flows for the thirty-nine weeks ended May 29, 2021 and May 30, 2020. The financial information as of August 29, 2020 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

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

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31. References to “fiscal year 2021” refer to the period from August 30, 2020 to August 28, 2021, which is a 52-week fiscal year. References to “fiscal year 2020” refer to the period from September 1, 2019 to August 29, 2020, which is a 52-week fiscal year. The fiscal quarters ended May 29, 2021 and May 30, 2020 refer to the thirteen weeks ended as of those dates.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations, and the operations of the Company’s suppliers and vendors, as a result of quarantines, facility closures, and travel and logistics restrictions. During the prior fiscal year, the Company experienced an increase in the volume of its sales of safety-related products. However, the Company has also realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. During the second quarter of fiscal year 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity, and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and the pace and the extent to which normal economic and operating conditions can resume. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

As the impact of the COVID-19 pandemic has begun to abate, and restrictions on business and commercial activity have been lifted, the economy in the United States has experienced acute increases in demand for certain products and services, including the demand for fuel, labor and certain products the Company sells or the inputs for such products. In some cases, this has led to a shortage of fuel, labor and of certain such products. While such shortages have not yet had a

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

material impact on the Company’s business or results of operations, they may do so in the future and the Company cannot reasonably estimate the future impacts of such shortages at this time.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities financial reporting burdens as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on its unaudited Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years, with early adoption permitted. The Company is required to apply this guidance in its fiscal year 2022 interim and annual financial statements. Currently, the Company does not expect this standard to have a material impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Reclassifications

Certain prior period Operating expenses were reclassified into Restructuring costs within the Company’s unaudited Condensed Consolidated Statements of Income to conform to the current period presentation. These reclassifications did not affect income from operations in any period presented.

Furthermore, prior period cash dividends declared on Class A and Class B Common Stock have been further disaggregated into regular and special cash dividends declared on Class A and Class B Common Stock to conform to the current period presentation within the Company’s unaudited Condensed Consolidated Statements of Shareholder’s Equity. These reclassifications did not impact total dividends declared in any period presented.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,452 and $5,315 as of May 29, 2021 and August 29, 2020, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $18,506 and $19,679 as of May 29, 2021 and August 29, 2020, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $3,042 and $3,762 as of May 29, 2021 and August 29, 2020, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations or contract assets or liabilities as of May 29, 2021 and August 29, 2020.

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

The following tables present the Company’s percentage of net sales by customer end-market for the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 29, 2021	May 30, 2020
Manufacturing Heavy	48%	40%
Manufacturing Light	21%	19%
Government	9%	15%
Retail/Wholesale	7%	7%
Commercial Services	4%	5%
Other (1)	11%	14%
Total net sales	100%	100%

(1) The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Manufacturing Heavy	47%	45%
Manufacturing Light	20%	22%
Government	10%	10%
Retail/Wholesale	7%	6%
Commercial Services	4%	5%
Other (1)	12%	12%
Total net sales	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 29, 2021		May 30, 2020
United States	$813,049	94%	$795,865	96%
Mexico	26,051	3%	19,305	2%
UK	14,688	2%	10,019	1%
Canada	12,506	1%	9,783	1%
Total net sales	$866,294	100%	$834,972	100%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2021		May 30, 2020
United States	$2,268,153	94%	$2,336,528	96%
Mexico	68,219	3%	39,723	2%
UK	40,575	2%	37,375	1%
Canada	35,246	1%	31,041	1%
Total net sales	$2,412,193	100%	$2,444,667	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3: Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding, including potentially dilutive shares of common stock equivalents outstanding during the period. The dilutive effect of potential shares of common stock are determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to MSC Industrial as reported	$94,434	$77,703	$150,973	$198,621
Denominator:
Weighted-average shares outstanding for basic net income per share	55,944	55,563	55,814	55,435
Effect of dilutive securities	408	36	325	146
Weighted-average shares outstanding for diluted net income per share	56,352	55,599	56,139	55,581
Net income per share:
Basic	$1.69	$1.40	$2.70	$3.58
Diluted	$1.68	$1.40	$2.69	$3.57

Potentially dilutive securities	3	1,933	884	1,417

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of the Company’s Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all share-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as subsequently amended. Stock-based compensation expense included in Operating expenses for the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Stock options	$539	$1,089	$1,760	$2,818
Restricted share awards	—	1	—	185
Restricted stock units	3,486	2,970	10,604	8,885
Performance share units	325	171	883	385
Associate Stock Purchase Plan	63	54	160	190
Total	4,413	4,285	13,407	12,463
Deferred income tax benefit	(1,094)	(1,068)	(3,298)	(3,116)
Stock-based compensation expense, net	$3,319	$3,217	$10,109	$9,347

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the Company’s stock option activity for the thirty-nine-week period ended May 29, 2021 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 29, 2020	1,539	$75.76
Granted	—	—
Exercised	(392)	73.88
Canceled/Forfeited	(8)	79.63
Outstanding on May 29, 2021	1,139	$76.38	2.9	$20,525
Exercisable on May 29, 2021	900	$74.89	2.5	$17,549

The unrecognized share-based compensation cost related to stock option expense at May 29, 2021 was $1,906 and will be recognized over a weighted-average period of 1.0 year. The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of the Company’s Class A Common Stock measured at each individual exercise date, during the thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was $5,719 and $2,574, respectively.

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

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the thirty-nine-week period ended May 29, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at August 29, 2020	28	$76.32
Granted	31	74.79
Vested	—	—
Canceled/Forfeited	(1)	75.55
Non-vested PSUs at May 29, 2021 (1)	58	$75.52

(1) Excludes 7 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of the Company’s Class A Common Stock on the date of grant. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A Common Stock when vested, if at all. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at May 29, 2021 was $2,839 and is expected to be recognized over a weighted-average period of 2.0 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the thirty-nine-week period ended May 29, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 29, 2020	482	$76.73
Granted	235	75.16
Vested	(162)	74.68
Canceled/Forfeited	(21)	76.76
Non-vested RSUs at May 29, 2021 (1)	534	$76.66

(1) Excludes approximately 80 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A Common Stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A Common Stock when vested, if at all. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized share-based compensation cost related to the RSUs at May 29, 2021 was $32,064 and is expected to be recognized over a weighted-average period of 2.8 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and outstanding indebtedness. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of May 29, 2021 and August 29, 2020. During the thirty-nine-week periods ended May 29, 2021 and May 30, 2020, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. During the first quarter of fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into an Agreement of Sale to sell the Long Island CSC. This transaction is currently within an initial due diligence period. As of May 29, 2021, the related assets had a carrying value of approximately $15,300 and are included in Property, plant and equipment, net on the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of May 29, 2021. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions, and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at May 29, 2021 and August 29, 2020 consisted of the following:

	May 29,		August 29,
	2021		2020
Revolving Credit Facility	$187,000		$250,000
Uncommitted Credit Facilities	204,200		1,200
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
3.42% Series 2018B Notes, due June 11, 2021(1)	20,000		20,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	551		194
Less: unamortized debt issuance costs	(510)		(843)
Total debt, excluding obligations under finance leases	$756,241		$615,551
Less: current portion	(411,256)	(2)	(120,986)	(3)
Total long-term debt, excluding obligations under finance leases	$344,985		$494,565

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) The May 29, 2021 balance consists of $204,200 from the Uncommitted Credit Facilities (as defined below), $187,000 from the Revolving Credit Facility (as defined below), $20,000 from the 3.42% Series 2018B Notes, due June 11, 2021, $446 from financing arrangements, and net of $390 unamortized debt issuance costs expected to be amortized in the next 12 months.

(3) The August 29, 2020 balance consists of $100,000 from the Revolving Credit Facility, $1,200 from the Uncommitted Credit Facilities, $20,000 from the 3.42% Series 2018B Notes, due June 11, 2021, $194 from financing arrangements, and net of $408 unamortized debt issuance costs expected to be amortized in the next 12 months.

Revolving Credit Facility

The Company has a $600,000 committed credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which matures on April 14, 2022, provides for a five year unsecured revolving loan facility. The interest rate for borrowings under the Revolving Credit Facility is based on either LIBOR or a base rate, plus a spread based on the Company’s leverage ratio at the end of each fiscal reporting quarter. Depending on the interest period the Company selects, interest may be payable every one, two or three months. Interest is reset at the end of each interest period. The Company

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

currently elects to have loans under the Revolving Credit Facility bear interest based on LIBOR with one-month interest periods.

The Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $4,235 and $16,742 at May 29, 2021 and August 29, 2020, respectively.

Uncommitted Credit Facilities

During fiscal year 2021, the Company entered into two uncommitted credit facilities which, together with the existing, uncommitted credit facility entered into during fiscal year 2020 (the “Uncommitted Credit Facilities”), total $205,000 in aggregate maximum uncommitted availability, under which $204,200 was outstanding at May 29, 2021. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

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

The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $204,200 outstanding balance at May 29, 2021 and the $1,200 outstanding balance at August 29, 2020 under the Uncommitted Credit Facilities and the $187,000 outstanding balance at May 29, 2021 and the $100,000 outstanding balance at August 29, 2020 under the Revolving Credit Facility are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets.

During the thirty-nine-week period ended May 29, 2021, the Company borrowed an aggregate $505,000 and repaid an aggregate $365,000 under the Credit Facilities. As of May 29, 2021 and August 29, 2020, the weighted-average interest rates on borrowings under all of its credit facilities were 1.18% and 1.42%, respectively.

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023 and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025; and, in March 2020, the Company completed the issuance and sale of $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 (collectively, the “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates. All of the Private Placement Debt is unsecured.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with Metropolitan Life Insurance Company (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). The Met Life Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. The Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. As of May 29, 2021, the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

uncommitted availability under each of the Met Life Note Purchase Agreement and the Prudential Note Purchase Agreement was $180,000 and $200,000, respectively.

In June 2021, the Company paid $20,000 to satisfy its obligation on the Series 2018B Notes associated with the Met Life Note Purchase Agreement referenced above.

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt, and the Shelf Facility Agreements. At May 29, 2021, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based upon the terms agreed with the applicable vendor. During the thirty-nine-week period ended May 29, 2021, the Company entered into financing arrangements related to certain information technology equipment and software totaling $1,286.

Note 7. Leases

The Company’s lease portfolio includes certain real estate (branch offices, customer fulfillment centers, and regional inventory centers), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020, the variable lease cost was a benefit due to low current interest rates. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, the Company recorded an impairment charge of $14,458 for impacted operating lease assets, net of gains related to settlement of lease liabilities, which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirty-nine weeks ended May 29, 2021. See Note 9, “Restructuring Costs” for additional information.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The components of lease cost for the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020 were as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 29, 2021	May 30, 2020
Operating lease cost	$5,118	$6,592
Variable lease benefit	(605)	(368)
Short-term lease cost	262	197
Finance lease cost:
Amortization of leased assets	322	333
Interest on leased liabilities	20	29
Total Lease Cost	$5,117	$6,783

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Operating lease cost	$17,984	$18,952
Variable lease benefit	(1,626)	(459)
Short-term lease cost	665	681
Finance lease cost:
Amortization of leased assets	966	906
Interest on leased liabilities	65	84
Total Lease Cost	$18,054	$20,164

Supplemental balance sheet information relating to operating and finance leases is as follows:

		As of		As of
		May 29,		August 29,
	Classification	2021		2020
Assets
Operating lease assets	Operating lease assets	$39,401	(2)	$56,173
Finance lease assets (1)	Property, plant and equipment, net	2,674		3,625
Total leased assets		$42,075		$59,798
Liabilities
Current
Operating	Current portion of operating lease liabilities	$14,570	(2)	$21,815
Finance	Current portion of debt including obligations under finance leases	1,291		1,262
Noncurrent
Operating	Noncurrent operating lease liabilities	26,008	(2)	34,379
Finance	Long-term debt including obligations under finance leases	1,473		2,453
Total lease liabilities		$43,342		$59,909

(1) Finance lease assets are net of accumulated amortization of $2,405 and $1,439 as of May 29, 2021 and August 29, 2020, respectively.

(2) During the thirty-nine-week period ended May 29, 2021, the Company recorded an impairment charge of $14,458 for impacted operating lease assets, net of gains related to settlement of lease liabilities, in Restructuring costs on the unaudited Condensed Consolidated Statements of Income. See Note 9, “Restructuring Costs” for additional information.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

	As of	As of
	May 29,	May 30,
	2021	2020
Weighted-average remaining lease term (in years)
Operating Leases	4.5	3.9
Finance Leases	2.2	3.2
Weighted-average discount rate
Operating Leases	3.5%	3.4%
Finance Leases	2.7%	2.7%

The following table sets forth supplemental cash flow information related to operating and finance leases:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Operating Cash Outflows from Operating Leases	$18,742	$18,539
Operating Cash Outflows from Finance Leases	65	84
Financing Cash Outflows from Finance Leases	967	903
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$8,988	$13,854
Finance Leases	16	1,973

As of May 29, 2021, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2021 (includes fiscal fourth quarter only)	$4,550	$344	$4,894
2022	13,741	1,347	15,088
2023	8,522	1,021	9,543
2024	5,116	156	5,272
2025	3,236	6	3,242
Thereafter	8,621	2	8,623
Total Lease Payments	43,786	2,876	46,662
Less: Imputed Interest	3,208	112	3,320
Present Value of Lease Liabilities (2)	$40,578	$2,764	$43,342

(1) Future lease payments by fiscal year are based on contractual lease obligations
(2) Includes the current portion of $14,570 for operating leases and $1,291 for finance leases

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

During fiscal year 1999, the Company’s Board of Directors established the MSC Stock Repurchase Plan, which the Company refers to as the “Repurchase Plan.” On January 8, 2008 and on October 21, 2011, the Company’s Board of Directors reaffirmed and replenished the Repurchase Plan. On January 9, 2018, the Company’s Board of Directors authorized the repurchase of an additional 2,000 shares of Class A Common Stock under the Repurchase Plan. As of May 29, 2021, the maximum number of shares authorized to be repurchased under the Repurchase Plan was 650 shares.

During the thirteen- and thirty-nine-week periods ended May 29, 2021, the Company repurchased 508 and 558 shares of its Class A Common Stock for $47,181 and $50,700, respectively. From these totals, 507 shares were immediately retired during the thirteen- and thirty-nine-week periods ended May 29, 2021 and one and 51 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 29, 2021.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

During the thirteen- and thirty-nine-week periods ended May 30, 2020, the Company repurchased 0.5 and 44 shares of its Class A Common Stock for $28 and $3,236, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholdings liability associated with its share-based compensation program and are reflected at cost as treasury stock in the Company’s unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 30, 2020.

On June 29, 2021, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares, which replaced the Repurchase Plan authorized during fiscal year 1999. There is no expiration date governing the period over which the Company can repurchase shares under this authorization.

The Company reissued 13 and 44 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 29, 2021, respectively, and reissued 20 and 55 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 30, 2020, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid aggregate cash dividends of $5.75 per common share totaling approximately $321,058 for the thirty-nine weeks ended May 29, 2021, which consisted of a special cash dividend of approximately $195,351 at $3.50 per share and regular cash dividends of approximately $125,707 at $2.25 per share. For the thirty-nine weeks ended May 30, 2020, the Company paid a special cash dividend of approximately $277,634 at $5.00 per share and regular cash dividends of approximately $124,851 at $2.25 per share.

On June 29, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on July 27, 2021 to shareholders of record at the close of business on July 13, 2021. The dividend will result in a payout of approximately $41,735, based on the number of shares outstanding at June 15, 2021.

Note 9. Restructuring Costs

Enhanced Customer Support Model

In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. Along with this transition, the Company closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers. Restructuring costs for the thirteen- and thirty-nine-week periods ended May 29, 2021 consist of impairment charges for operating lease assets, associate severance and separation costs, and other exit-related costs.

Optimization of Company Operations

Beginning in fiscal year 2019, the Company identified opportunities for improvements in its workforce realignment, strategy, and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. Beginning in the second quarter of fiscal year 2020, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2019 through 2021 in order to facilitate its workforce realignment. This project is expected to continue through fiscal year 2021.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following table summarizes restructuring costs for both projects listed above:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Operating lease asset impairment loss	$—	$—	$17,411	$—
Settlement of lease liabilities (gain)	(2,278)	—	(2,953)	—
Other exit-related costs	1,178	—	2,023	—
Consulting-related costs	2,000	1,333	5,790	3,465
Associate severance and separation costs	442	26	4,421	2,316
Equity acceleration costs associated with severance	7	—	251	90
Total restructuring costs	$1,349	$1,359	$26,943	$5,871

Liabilities associated with restructuring are included within Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of May 29, 2021. The following table summarizes activity related to liabilities associated with restructuring:

	Consulting-Related Costs	Severance and Separation Costs	Total
Balance at August 29, 2020	$4,063	$6,927	$10,990
Additions	5,790	4,421	10,211
Payments and other adjustments	(7,210)	(10,684)	(17,894)
Balance at May 29, 2021	$2,643	$664	$3,307

Note 10. Asset Impairments

PPE-Related Inventory Write-Down

The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. During the second quarter of fiscal year 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Impairment Loss (Loss Recovery)

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20,840 of loss recovery in its unaudited Condensed Consolidated Statements of Income related to this PPE prepayment impairment as the Company determined that it was probable of receipt. In June 2021, the Company received the $20,840 loss recovery. The Company continues to pursue its legal avenues for recovery of the remaining prepayment.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 11. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was immaterial.

Note 12. Income Taxes

During the thirty-nine-week period ended May 29, 2021, there were no material changes in unrecognized tax benefits.

On March 27th, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“Cares Act”) which is intended to provide economic relief to those impacted by the COVID-19 pandemic.  On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the Employee Retention Credit (“ERC”) provision, previously enacted under the CARES Act, through December 31, 2021.The Company is reviewing the ERC provision of the CARES Act and of the ARPA to determine eligibility and potential impact.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,886, of which $9,443 will be remitted by December 31, 2021 and $9,443 will be remitted by December 31, 2022.

The effective tax rate was 24.6% for the thirty-nine-week period ended May 29, 2021, as compared to 25.0% for the thirty-nine-week period ended May 30, 2020. The decrease in the effective tax rate was primarily due to discrete items during the thirty-nine-week period ended May 29, 2021, relating to a higher tax benefit from stock-based compensation and lower non-deductible travel and entertainment expenses due to the COVID-19 pandemic.

Note 13. Legal Proceedings

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

Note 14. Subsequent Events

In June 2021, the Company acquired a majority ownership interest in Wm. F. Hurst Co., LLC, a Wichita, Kansas-based distributor of metalworking tools and supplies, for aggregate consideration of $15,200, which is subject to finalizing post-closing working capital adjustments. Wm. F. Hurst Co., LLC has deep expertise and relationships in the aerospace industry, which will contribute to the growth of the Company’s metalworking base and serve as a center of excellence for expanding its technical capabilities in the aerospace sector. The Company holds an 80% interest in the business, which will continue to do business under the Wm. F. Hurst brand.

In June 2021, the Company paid $20,000 to satisfy its obligation on the Series 2018B Notes associated with the Met Life Note Purchase Agreement referenced above.

The Company repurchased approximately 229 shares of its Class A Common Stock in the outside market for a total cost of approximately $20,373 during the period May 30 through June 21, 2021. These shares were immediately retired.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

On June 29, 2021, the Company’s Board of Directors approved the Share Repurchase Program to purchase up to 5,000 shares, which replaced the Repurchase Plan authorized during fiscal year 1999. There is no expiration date governing the period over which the Company can repurchase shares under the Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended August 29, 2020 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.

Overview

MSC is a leading North American distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with approximately 1.9 million product stock-keeping units (“SKUs”), inventory management and other supply chain solutions, and deep expertise from more than 80 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

We offer approximately 1,925,000 active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, mscdirect.com (the “MSC website”); our inventory management solutions; and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We service our customers from 11 customer fulfillment centers (seven located within the United States, including five primary customer fulfillment centers, one located in the United Kingdom and three located in Canada) and 17 branch offices. As part of our enhanced customer support model, we have recently transitioned from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices during the second quarter of fiscal year 2021 and a realignment of certain existing locations from branch offices to regional inventory centers.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure. Furthermore, we provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) and vending programs.

Our field sales and service associate headcount was 2,320 at May 29, 2021, compared to 2,341 at May 30, 2020. During the second quarter of fiscal year 2021, the Company announced a transition from the branch office network to virtual customer care hubs. This plan included the reduction of management and other positions within the commercial sales organization. We also have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.

Highlights

Highlights during the thirty-nine-week period ended May 29, 2021 include the following:

•We generated $139.4 million of cash from operations, compared to $214.9 million for the same period in the prior fiscal year.

•We repurchased and immediately retired $47.1 million of MSC Class A Common Stock.

•We had incremental net borrowings of $140.0 million on our credit facilities, compared to $434.2 million for the same period in the prior fiscal year.

•We paid out an aggregate $321.1 million in cash dividends, comprised of special and regular cash dividends of approximately $195.4 million and $125.7 million, respectively, compared to an aggregate $402.5 million in cash dividends, comprised of special and regular cash dividends of approximately $277.6 million and $124.9 million, respectively, in the same period in the prior fiscal year.

•We incurred $26.9 million in restructuring costs, comprised of $16.4 million in operating lease asset impairment charges, net of gains related to settlement of lease liabilities, and other exit-related costs, $5.8 million in consulting costs related to the optimization of the Company’s operations and $4.7 million in associate severance and separation costs, charges and other related costs associated primarily with our sales workforce realignment and enhanced customer support model.

•We incurred a $26.7 million impairment charge relating to the sourcing of nitrile gloves during the first quarter of fiscal year 2021. The Company subsequently recorded $20.8 million of loss recovery related to this personal protective equipment (“PPE”) prepayment impairment for a net impairment charge of $5.9 million.

•We incurred PPE-related inventory write-downs of $30.1 million in the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value as a result of increased supply in the market of such products and an expected inability to sell excess safety-related products.

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

Enhanced Customer Support Model

In January 2021, as part of Mission Critical, we announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This move is expected to provide personalized support to customers, regardless of their physical location. Along with this transition, we closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers during the second quarter of fiscal year 2021. Restructuring associated with this enhanced model included one-time impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs.

Relocation and Pending Sale of Long Island Customer Support Center

In December 2020, we announced plans to relocate our Long Island Customer Support Center (“CSC”) to a smaller facility. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York and expect to move before the end of calendar year 2021. In furtherance of these plans, we entered into an Agreement of Sale to sell our Long Island CSC. This transaction is currently within an initial due diligence period.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and will continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. The following events related to the COVID-19 pandemic have resulted, and will continue to result, in lost or delayed revenue to our Company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability to import products into the United States; limitations on the ability of our associates to perform their work due to illness caused by the pandemic or federal, state or local orders requiring associates to remain at home; limitations on the ability of UPS, LTL carriers and other carriers to deliver our packages to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company used a number of distributors and brokers to source PPE products, including purchasing products from manufacturers outside its typical programs and under non-standard payment terms. In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery in its unaudited Condensed Consolidated Statements of Income related to this PPE prepayment impairment as the Company determined that it was probable of receipt. In June 2021, the Company received the $20.8 million loss recovery. The Company continues to pursue its legal avenues for recovery of the remaining prepayment. Furthermore, the Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. The Company incurred PPE-related inventory write-downs of $30.1 million during the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.

Our number one priority is the health and safety of our associates and their families, our customers, and our other partners. We have taken and will continue to take measures to reduce the risk of infection and to protect our associates and our business, in line with guidelines issued by the authorities in the jurisdictions in which we operate, including federal, state and local governments and the Centers for Disease Control and Prevention. We have instituted enhanced safety procedures to safeguard the health and safety of our associates, including the use of additional protective equipment and the frequent cleaning of our facilities. We have restricted non-associate access to our sites, reorganized our workflows where permitted to maximize social distancing, implemented extensive restrictions on associate travel, and utilized remote-working strategies where possible.

We continue to experience limited disruptions in our business as we have implemented modifications to associate travel and associate work locations and in-person events, among other modifications. We have taken many actions to reduce spending more broadly across the Company, including limiting our operating and capital spending on critical items and reducing hiring and discretionary expenses. We have developed contingency plans that we anticipate would reduce costs further if business and financial conditions deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities, or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

As the impact of the COVID-19 pandemic has begun to abate, and restrictions on business and commercial activity have been lifted, the economy in the United States has experienced acute increases in demand for certain products and services, including the demand for fuel, labor and certain products the Company sells or the inputs for such products. In some cases, this has led to shortages of fuel, labor and of certain such products. While such shortages have not yet had a material impact on the Company’s business or results of operations, they may do so in the future and the Company cannot reasonably estimate the future impacts of such shortages at this time.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 67% of our revenues came from sales in the manufacturing sector during the thirty-nine weeks ended May 29, 2021. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. Note that the composition of the IP index was revised by the Federal Reserve in May 2021 which adjusted, among other factors, the base year with which IP is calculated. This resulted in a lower level for the historical index in recent years, however the trend in the index continues to show growth as noted above. The MBI and the IP index over the three months and the average for the three- and twelve-month periods ended May 2021 were as follows:

Period	MBI	IP Index
March	62.8	98.9
April	62.2	99.0
May	62.2	99.9

Fiscal Year 2021 Q3 average	62.4	99.3
12-month average	53.4	96.9

During the three-month period ended May 29, 2021, the MBI average remained above 50.0, which indicated growth in manufacturing during the period, although demonstrating a flattening or moderate slowdown in the rate of growth towards the end of the period. Similarly, the average IP index for the third fiscal quarter increased to 99.3 during the same period. We believe the recent trending improvement in the IP index was primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above. We will continue to monitor the current economic conditions for the impact of the pandemic on our customers and markets and assess both risks and opportunities that may affect our business and operations.

To meet anticipated demand for our products during the COVID-19 pandemic, we purchased products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. The Company incurred PPE-related inventory write-downs of $30.1 million during the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value. In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery in its unaudited Condensed Consolidated Statements of Income related to this PPE prepayment impairment as the Company determined that it was probable of receipt. In June 2021, the Company received the $20.8 million loss recovery. The Company continues to pursue its legal avenues for recovery of the remaining prepayment. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in additional inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our business, financial condition, results of operations, and cash flows. Conversely, if we underestimate customer demand for our products or if we are unable to purchase products we need to meet customer demand, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

Thirteen-Week Period Ended May 29, 2021 Compared to the Thirteen-Week Period Ended May 30, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 29, 2021		May 30, 2020		Change

	$	%	$	%	$	%
Net sales	$866,294	100.0%	$834,972	100.0%	$31,322	3.8%
Cost of goods sold	499,823	57.7%	481,010	57.6%	18,813	3.9%
Gross profit	366,471	42.3%	353,962	42.4%	12,509	3.5%
Operating expenses	257,336	29.7%	242,751	29.1%	14,585	6.0%
Impairment loss (loss recovery)	(20,840)	(2.4)%	-	0.0%	(20,840)	N/A(1)
Restructuring costs	1,349	0.2%	1,359	0.2%	(10)	(0.7)%
Income from operations	128,626	14.8%	109,852	13.2%	18,774	17.1%
Total other expense	(2,550)	(0.3)%	(5,838)	(0.7)%	3,288	(56.3)%
Income before provision for income taxes	126,076	14.6%	104,014	12.5%	22,062	21.2%
Provision for income taxes	31,141	3.6%	25,900	3.1%	5,241	20.2%
Net income	94,935	11.0%	78,114	9.4%	16,821	21.5%
Less: Net income attributable to noncontrolling interest	501	0.1%	411	0.0%	90	21.9%
Net income attributable to MSC Industrial	$94,434	10.9%	$77,703	9.3%	$16,731	21.5%
(1) N/A is Not Applicable.

Net Sales

Net sales increased 3.8%, or $31.3 million, to $866.3 million for the thirteen-week period ended May 29, 2021, as compared to $835.0 million for the same period in the prior fiscal year. The $31.3 million increase in net sales was comprised of approximately $14.0 million of higher sales volume, approximately $13.3 million due to an additional sales day compared to the prior year period, approximately $1.2 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, and approximately $2.8 million of favorable foreign exchange impact. Of the $31.3 million increase in net sales during the thirteen-week period ended May 29, 2021, sales to our government and national account programs (“Large Account Customers”) decreased by approximately $42.3 million and sales other than to our Large Account Customers increased by approximately $73.6 million.

Our government net sales as a percentage of total net sales decreased to 9% for the thirteen-week period ended May 29, 2021 from 15% for the thirteen-week period ended May 30, 2020. This decrease was primarily related to the high demand for safety and janitorial products from government customers during fiscal year 2020.

The table below shows, among other things, the change in our average daily sales by total Company and by customer type for the thirteen-week period ended May 29, 2021, as compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(Unaudited)
	Thirteen Weeks Ended
	May 29, 2021	May 30, 2020
Net Sales (in thousands)	$866,294	$834,972
Sales Days	65	64
Average Daily Sales (ADS)(1) (in millions)	$13,328	$13,046
Total Company ADS Percent Change	2.2%	-3.6%

Manufacturing Customers ADS Percent Change	18.8%	-17.0%
Manufacturing Customers Percent of Total Net Sales	69%	59%

Non-Manufacturing Customers ADS Percent Change	-21.9%	26.2%
Non-Manufacturing Customers Percent of Total Net Sales	31%	41%
(1) ADS is calculated using number of business days in the United States

We believe that our ability to transact business with our customers directly through the MSC website, as well as through various other electronic portals, gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.2% of consolidated net sales for the thirteen-week period ended May 29, 2021, as compared to 55.3% of consolidated net sales for the same period in the prior fiscal year. This percentage increase was primarily related to the higher volume of safety and janitorial product sales in the prior year fiscal quarter that were transacted other than through our eCommerce platforms. These percentages of consolidated net sales do not include eCommerce sales from our All Integrated Solutions, Inc. (“AIS”) business and from MSC Mexico operations.

Gross Profit

Gross profit margin was 42.3% for the thirteen-week period ended May 29, 2021, as compared to 42.4% for the same period in the prior fiscal year. The decline was primarily the result of changes in our customer and product mix.

Operating Expenses

Operating expenses increased 6.0%, or $14.6 million, to $257.3 million for the thirteen-week period ended May 29, 2021, as compared to $242.8 million for the same period in the prior fiscal year. Operating expenses were 29.7% of net sales for the thirteen-week period ended May 29, 2021, as compared to 29.1% for the thirteen-week period ended May 30, 2020. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs and higher freight costs.

Payroll and payroll-related costs were 57.0% of total Operating expenses for the thirteen-week period ended May 29, 2021, as compared to 56.8% for the thirteen-week period ended May 30, 2020. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $8.9 million for the thirteen-week period ended May 29, 2021, primarily due to an increase in sales commissions.

Freight expense was $36.1 million for the thirteen-week period ended May 29, 2021, as compared to $31.4 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales and higher fuel-related charges.

Impairment Loss (Loss Recovery)

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery in its unaudited Condensed Consolidated Statements of Income related to this PPE prepayment impairment as the Company determined that it was probable of receipt. In June 2021, the Company received the $20.8 million loss recovery.

Restructuring Costs

For the thirteen-week period ended May 29, 2021, we incurred approximately $1.3 million in restructuring costs related to both the optimization of the Company’s operations and the enhancement of our customer support model. See Note 9, “Restructuring Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 17.1%, or $18.8 million, to $128.6 million for the thirteen-week period ended May 29, 2021, as compared to $109.9 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 14.8% for the thirteen-week period ended May 29, 2021, as compared to 13.2% for the same period in the prior fiscal year. These increases were primarily attributable to the higher sales and the impairment loss recovery, partially offset by the increase in Operating expenses.

Provision for Income Taxes

The effective tax rate for the thirteen-week period ended May 29, 2021 was 24.7%, as compared to 24.9% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Net Income

The factors which affected net income for the thirteen-week period ended May 29, 2021, as compared to the same period in the prior fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended May 29, 2021 Compared to the Thirty-Nine-Week Period Ended May 30, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 29, 2021		May 30, 2020		Change

	$	%	$	%	$	%
Net sales	$2,412,193	100.0%	$2,444,667	100.0%	$(32,474)	(1.3)%
Cost of goods sold	1,427,653	59.2%	1,412,457	57.8%	15,196	1.1%
Gross profit	984,540	40.8%	1,032,210	42.2%	(47,670)	(4.6)%
Operating expenses	741,156	30.7%	748,519	30.6%	(7,363)	(1.0)%
Impairment loss (loss recovery)	5,886	0.2%	-	0.0%	5,886	N/A(1)
Restructuring costs	26,943	1.1%	5,871	0.2%	21,072	358.9%
Income from operations	210,555	8.7%	277,820	11.4%	(67,265)	(24.2)%
Total other expense	(8,856)	(0.4)%	(12,375)	(0.5)%	3,519	(28.4)%
Income before provision for income taxes	201,699	8.4%	265,445	10.9%	(63,746)	(24.0)%
Provision for income taxes	49,639	2.1%	66,323	2.7%	(16,684)	(25.2)%
Net income	152,060	6.3%	199,122	8.1%	(47,062)	(23.6)%
Less: Net income attributable to noncontrolling interest	1,087	0.0%	501	0.0%	586	117.0%
Net income attributable to MSC Industrial	$150,973	6.3%	$198,621	8.1%	$(47,648)	(24.0)%
(1) N/A is Not Applicable.

Net Sales

Net sales decreased 1.3%, or $32.5 million, to $2,412.2 million for the thirty-nine-week period ended May 29, 2021, as compared to $2,444.7 million for the same period in the prior fiscal year. The $32.5 million decrease in net sales was comprised of approximately $71.4 million of lower sales volume, partially offset by approximately $21.5 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, approximately $13.3 million from an additional sales day compared to the prior year period, and approximately $4.1 million of favorable foreign exchange impact. Of the $32.5 million decrease in net sales during the thirty-nine-week period ended May 29, 2021, sales to our Large Account Customers decreased by approximately $73.7 million and sales other than to our Large Account Customers increased by approximately $41.2 million.

The table below shows, among other things, the change in our average daily sales by total Company and by customer type for the thirty-nine-week period ended May 29, 2021, as compared to the same period in the prior fiscal year:

Average Daily Sales Percentage Change
(Unaudited)
	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Net Sales (in thousands)	$2,412,193	$2,444,667
Sales Days	188	187
Average Daily Sales (ADS)(1) (in millions)	$12,831	$13,073
Total Company ADS Percent Change	-1.9%	-2.5%

Manufacturing Customers ADS Percent Change	-0.7%	-7.6%
Manufacturing Customers Percent of Total Net Sales	67%	67%

Non-Manufacturing Customers ADS Percent Change	-4.2%	9.3%
Non-Manufacturing Customers Percent of Total Net Sales	33%	33%
(1) ADS is calculated using number of business days in the United States

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the thirty-nine-week period ended May 29, 2021, as compared to 58.9% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our AIS business and from MSC Mexico operations.

Gross Profit

Gross profit margin was 40.8% for the thirty-nine-week period ended May 29, 2021 as compared to 42.2% for the same period in the prior fiscal year. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. The decline in gross profit margin was primarily the result of PPE-related inventory write-downs of $30.1 million during the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Operating Expenses

Operating expenses decreased 1.0%, or $7.4 million, to $741.2 million for the thirty-nine-week period ended May 29, 2021, as compared to $748.5 million for the same period in the prior fiscal year. Operating expenses were 30.7% of net sales for the thirty-nine-week period ended May 29, 2021, as compared to 30.6% for the thirty-nine-week period ended May 30, 2020. The decrease in Operating expenses was primarily due to lower payroll and payroll-related costs, as well as lower travel and entertainment costs due to decreased activity during the COVID-19 pandemic.

Payroll and payroll-related costs for the thirty-nine-week period ended May 29, 2021 were 56.8% of total Operating expenses, as compared to 56.7% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, decreased by $3.4 million for the thirty-nine-week period ended May 29, 2021, as compared to the same period in the prior fiscal year. All of these costs, with the exception of sales commissions, decreased for the thirty-nine-week period ended May 29, 2021, as compared to the same period in the prior fiscal year.

Travel and entertainment expense was $2.5 million for the thirty-nine-week period ended May 29, 2021, as compared to $7.5 million for the same period in the prior fiscal year. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic, as well as our proactive cost containment measures.

Freight expense was $100.4 million for the thirty-nine-week period ended May 29, 2021, as compared to $96.7 million for the same period in the prior fiscal year. The primary driver of the increase in freight expense was higher fuel-related charges.

Impairment Loss (Loss Recovery)

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirty-nine weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery for a net impairment charge of $5.9 million. The impairment and subsequent loss recovery are recorded in Impairment loss (loss recovery) on the unaudited Condensed Consolidated Statements of Income. We also incurred $1.4 million of legal costs associated with this matter during the thirty-nine-week period ended May 29, 2021 that are included in Operating expenses. The Company continues to pursue its legal avenues for recovery of the remaining prepayment.

Restructuring Costs

For the thirty-nine-week period ended May 29, 2021, we incurred approximately $26.9 million in restructuring costs related to both the optimization of the Company’s operations and the enhancement of our customer support model. These charges include one-time impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, we recorded an impairment charge of $14.5 million for impacted operating lease assets, net of gains related to settlement of lease liabilities, which is included in Restructuring costs on the unaudited Condensed Consolidated Statements of Income for the thirty-nine weeks ended May 29, 2021. See Note 9, “Restructuring Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations decreased 24.2%, or $67.3 million, to $210.6 million for the thirty-nine-week period ended May 29, 2021, as compared to $277.8 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 8.7% for the thirty-nine-week period ended May 29, 2021, as compared to 11.4% for the same period in the prior fiscal year. These declines were primarily attributable to PPE-related inventory write-downs and the impairment and restructuring charges discussed above.

Provision for Income Taxes

The effective tax rate for the thirty-nine-week period ended May 29, 2021 was 24.6%, as compared to 25.0% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to discrete items during the thirty-nine-week period ended May 29, 2021, relating to a higher tax benefit from stock-based compensation as well as lower non-deductible travel and entertainment expenses.

Net Income

The factors which affected net income for the thirty-nine-week period ended May 29, 2021, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	As of	As of
	May 29,	August 29,
	2021	2020	$ Change
	(Dollars in thousands)

Total debt, including obligations under finance leases	$759,005	$619,266	$139,739
Less: Cash and cash equivalents	(27,429)	(125,211)	97,782
Net debt, including obligations under finance leases	$731,576	$494,055	$237,521
Equity	$1,151,878	$1,320,573	$(168,695)

As of May 29, 2021, we had $27.4 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, has been used to fund these needs, to repurchase shares of our Class A Common Stock from time to time, and to pay dividends to our shareholders. More recently, we have taken the actions discussed above under “Impact of COVID-19 on Our Business” to improve our business operations, lower costs and preserve financial flexibility through the COVID-19 pandemic.

As of May 29, 2021, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $759.0 million, net of unamortized debt issuance costs of $0.5 million, as compared to total borrowings of $619.3 million, net of unamortized debt issuance costs of $0.8 million as of the end of fiscal year 2020. The increase was driven by borrowings under our Uncommitted Credit Facilities outpacing paydowns on our committed credit facility. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

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

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	May 29,	May 30,
	2021	2020

	(Dollars in thousands)
Net cash provided by operating activities	$139,360	$214,941
Net cash used in investing activities	(37,598)	(38,206)
Net cash provided by (used in) financing activities	(200,287)	144,829
Effect of foreign exchange rate changes on cash and cash equivalents	743	(457)
Net increase (decrease) in cash and cash equivalents	$(97,782)	$321,107

Operating Activities

Net cash provided by operating activities for the thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was $139.4 million and $214.9 million, respectively. The decrease in net cash provided by operating activities during the thirty-nine-week period ended May 29, 2021 was primarily due to a decrease in net income as described above, and an increase in the change in accounts receivable and inventories primarily attributable to increasing sales, partially offset by an increase in the change in accounts payable during the period.

The table below summarizes certain information regarding the Company’s operations during the periods indicated:

	As of	As of	As of
	May 29,	August 29,	May 30,
	2021	2020	2020
	(Dollars in thousands)

Working Capital (1)	$538,851	$829,037	$963,943
Current Ratio (2)	1.7	3.0	2.6

Days Sales Outstanding (3)	58.7	58.2	60.7
Inventory Turnover (4)	3.4	3.3	3.4

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated as dividing total current assets by total current liabilities.

(3) Days Sales Outstanding is calculated as accounts receivable divided by net sales.

(4) Inventory Turnover is calculated as total cost of goods sold divided by inventory using a 13-month average inventory.

The decreases in working capital and current ratio as of May 29, 2021 as compared to August 29, 2020 and May 30, 2020 were primarily due to a decrease in cash and an increase in current debt and accounts payable, partially offset by increases in accounts receivable and inventories.

The increase in inventories of $55.2 million from August 29, 2020 to May 29, 2021 is due to an increasing sales trend as well as ongoing challenges in the supply chain requiring earlier purchasing to meet customer demand. Higher inventory purchasing levels also drove the $70.1 million increase in accounts payable during this period. Accounts receivable increased $77.2 million due to increased sales levels during the third quarter of fiscal year 2021.

The decrease in days sales outstanding as of May 29, 2021 as compared to May 30, 2020 was primarily due to improved cash collection in the current period relative to the prior year period coupled with a more recent increase in sales.

Inventory turnover remained consistent with the prior year periods displayed.

Investing Activities

Net cash used in investing activities for the thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was $37.6 million and $38.2 million, respectively. The use of cash for both periods included primarily expenditures for property, plant and equipment.

Financing Activities

Net cash used in and provided by financing activities for the thirty-nine-week periods ended May 29, 2021 and May 30, 2020 was $200.3 million and $144.8 million, respectively. The major uses of cash in financing activities for the thirty-nine-week period ended May 29, 2021 were the aggregate repurchases of our Class A Common Stock of $50.7 million, aggregate dividend payments paid of $321.1 million, and repayments on all credit facilities and notes of $365.0 million. These uses of cash were partially offset by borrowings on all credit facilities of $505.0 million and proceeds from the exercise of common stock options of $29.0 million.

Contractual Obligations

Information regarding our long-term debt payments, operating lease payments, financing lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. As of May 29, 2021, there had been no material changes outside the ordinary course of business in our contractual obligations and commitments since August 29, 2020.

Long-Term Debt

Credit Facilities

In April 2017, we entered into a $600.0 million committed credit facility. As of May 29, 2021, the Company also had three Uncommitted Credit Facilities, with $205.0 million of maximum uncommitted availability. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of May 29,

2021, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $385.8 million from the committed credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two Note Purchase and Private Shelf Agreements. In June 2018 and March 2020, we entered into additional Note Purchase Agreements. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Financing Arrangements

From time to time, we enter into financing arrangements. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of May 29, 2021, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. Operating lease asset impairment charges, net of gains related to settlement of lease liabilities, are included within Restructuring costs in the unaudited Condensed Consolidated Statement of Income for the thirty-nine-week period ended May 29, 2021. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026. See Note 7, “Leases” in the Notes to Condensed Consolidated Financial Statements for more information about our finance and operating leases.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations. We make estimates, judgments and assumptions in determining the amounts reported in the unaudited Condensed Consolidated Financial Statements and related Notes thereto. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes outside the ordinary course of business in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 29, 2020, aside from those listed below.

Self-Insured Health Insurance Benefits. Beginning in the second quarter of fiscal year 2021, we are self-insured for health insurance, which is limited by stop-loss coverage. Accruals related to this program are computed on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. At May 29, 2021, the liability associated with self-insurance was approximately $8.0 million, which is recorded in Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of such date.

Recently Issued and Adopted Accounting Standards

See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 29, 2020 fiscal year-end.

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

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020:

We establish insurance-related healthcare reserves based on historical claims experience and actuarial estimates, which could lead to adjustments in the future based on actual claims incurred.

We retain a significant portion of the risk under our healthcare insurance program. Beginning in the second quarter of fiscal year 2021, we are self-insured for health insurance, which is limited by stop-loss coverage. Our self-insurance accruals are computed on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. While we believe our estimation process is well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or number of claims make it difficult to precisely predict the ultimate cost of claims and may lead to future adjustments of reported results of operations which, depending on the magnitude of such adjustments, may materially affect our reported results or negatively affect the reliability of our reported results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended May 29, 2021:

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/28/21-3/31/21	430	$88.35	—	1,157,038
4/1/21-4/30/21	38,128	$90.04	37,878	1,119,160
5/1/21-5/29/21	469,005	$93.16	468,808	650,352
Total	507,563		506,686

(1)On June 29, 2021, subsequent to the period covered by this report, the Company’s Board of Directors terminated the Repurchase Plan (as defined below) and authorized a new Share Repurchase Program to purchase up to 5,000 shares. There is no expiration date governing the period over which the Company can repurchase shares under the Share Repurchase Program.

(2)During the thirteen weeks ended May 29, 2021, 877 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(3)Activity is reported on a trade date basis.

(4)During fiscal year 1999, the Company’s Board of Directors established the MSC Stock Repurchase Plan, which we refer to as the “Repurchase Plan.” The total number of shares of our Class A Common Stock initially authorized for future repurchase was set at 5,000,000 shares. On January 8, 2008, and on October 21, 2011, the Company’s Board of Directors reaffirmed and replenished the Repurchase Plan. Most recently, on January 9, 2018, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares of Class A Common Stock under the Repurchase Plan. As of May 29, 2021, the maximum number of shares that may yet be repurchased under the Repurchase Plan was 650,352 shares. There is no expiration date for the Repurchase Plan.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: July 7, 2021	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: July 7, 2021	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer)