Form 10-K
period 2021-08-28
MSC INDUSTRIAL DIRECT CO INC
filed 2021-10-20
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______

Commission File Number: 1-14130

__________________________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

__________________________________

New York (State or other jurisdiction of incorporation or organization)	11-3289165 (I.R.S. Employer Identification No.)
515 Broadhollow Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant as of February 26, 2021 was approximately $3,942,922,360.

As of October 1, 2021, 46,820,265 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MSC INDUSTRIAL DIRECT CO., INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 28, 2021

i

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Item 1 of Part I and Item 7 of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 1A of Part I and Item 7 of Part II of this Report. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•our ability to realize the expected benefits from our investment and strategic plans, including our transition from being a spot buy supplier to a mission-critical partner to our customers;

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

•disruptions or breaches of our information technology systems, or violations of data privacy laws;

•the retention of qualified sales and customer service personnel and metalworking specialists;

•the risk of loss of key suppliers or contractors or key brands or supply chain disruptions, including due to import restrictions resulting from the COVID-19 pandemic;

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

•our common stock price may be volatile due to factors outside of our control; and

•our principal shareholders exercise significant control over us, which may result in our taking actions or failing to take actions which our other shareholders do not prefer.

ITEM 1. BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. With a history of driving innovation in industrial product distribution for more than 80 years, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of more than 6,500 associates helps to keep our customers’ manufacturing operations up and running and to improve their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada, Mexico and the United Kingdom, from individual machine shops to Fortune 1000 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of 11 customer fulfillment centers (seven in the United States, three in Canada and one in the United Kingdom), seven regional inventory centers (all located in the United States), and 28 branch offices (20 in the United States, seven in Mexico and one in the United Kingdom). Of these branch offices, 10 are new to MSC as a result of the fiscal year 2021 acquisitions. Our primary customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Columbus, Ohio in the United States. In addition, we operate six smaller customer fulfillment centers in or near Hanover Park, Illinois; and Shelbyville, Kentucky (repackaging and replenishment center) in the United States; Wednesbury, England in the United Kingdom; and Edmonton, Alberta; Beamsville, Ontario; and Moncton, New Brunswick in Canada. As part of our enhanced customer support model, we have recently transitioned from a branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices during fiscal year 2021 and a realignment of certain existing locations from branch offices to regional inventory centers.

We offer approximately 1.9 million active, saleable stock-keeping units (“SKUs”) through our catalogs, our brochures, our eCommerce channels, including our website, mscdirect.com (the “MSC website”), our inventory management solutions, and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time (excluding Class C (“Consumables”) category products). Our customers can choose among many convenient ways to place orders: the MSC website, eProcurement platforms, call centers or direct communication with our outside sales associates.

We believe that our value-added solutions approach to driving our customers’ success serves to differentiate MSC from traditional transaction-focused distributors. We endeavor to save our customers money when they partner with us for their metalworking and MRO product needs. We focus on building strong partnerships with our customers to help them improve their productivity and growth. We do this in several ways:

•our experienced team includes customer care team members, metalworking specialists, safety specialists, inventory management specialists, technical support teams and experienced sales associates focused on driving our customers’ success by reducing their operational costs;

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

•our purchasing process consolidates multiple purchases into a single order, providing a single invoice for multiple purchases over time and offering direct shipments to specific departments and personnel at one or more facilities. This reduces our customers’ administrative costs;

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

•our proprietary software solution, called Ap Op (Application Optimization), enables our metalworking specialists to document productivity savings for customers for a range of applications, including grinding, milling, turning, threading, sawing, hole-making, metalworking fluids and other manufacturing process improvements; and

•our exclusive service, MSC Millmax®, focuses on maximizing milling productivity and lowering cost by reducing the milling optimization process to a fraction of the time. MSC Millmax® helps customers increase material removal rates, reduce cycle times, improve surface finishes and extend tool life, leading to improved productivity, quality and cost savings.

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

With limited capital availability and limited eCommerce capabilities and operating leverage, smaller industrial distributors are under increasing pressure to consolidate and/or curtail services and product lines to remain competitive. Their challenge represents MSC’s opportunity. We improve purchasing efficiency and reduce costs for our customers because our offerings enable our customers to consolidate suppliers, purchase orders and invoices, and reduce inventory tracking, stocking decisions, purchases and out-of-stock situations. In addition, through Vendor Managed Inventory (“VMI”), Customer Managed Inventory (“CMI”) and vending solutions, we empower our customers to utilize sophisticated inventory management solutions.

Business Strategy

MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total cost for purchasing, using and maintaining metalworking and MRO supplies. Leveraging our expertise, knowledge and experience with metalworking products will continue to be a key tenet of our business and growth strategy. Our customer-focused culture and high-touch engagement model drives value for our customers and results in deep customer relationships. Our strategy includes the following key elements:

Technical Expertise and Support. We provide technical support and one-on-one service through our field and customer care center representatives.  We have a dedicated team of more than 100 metalworking specialists who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. These metalworking specialists are customer-facing and work side-by-side with our customers. We utilize our Application Optimization proprietary software to capture the application data and to deliver documented cost savings to our customers. Our exclusive service, MSC Millmax®, focuses on maximizing milling productivity and lowering cost by reducing the milling optimization process to a fraction of the time. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

Inventory Management Solutions. Our approach starts with a thorough customer assessment. Our expert associates develop and recommend solutions that provide exceptional value to the customer. Depending on the customer’s size and needs, we customize options to address complexity and processes, as well as specific products, technical issues and cost targets. The options include eProcurement, CMI, VMI, vending, tool crib control or in-plant solutions. Our world-class sourcing, logistics and business systems provide predictable, reliable and scalable service.

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

Same-Day Shipping and Next-Day Delivery. We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee for in-stock products about 99% of the time. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time (excluding Consumables category products). We know that our customers value this service, and areas accessible by next-day delivery generate significantly greater sales for MSC than areas where next-day delivery is not available.

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

Commitment to Technological Innovation. We embrace technological innovations to support our growth, improve customer service and reduce our operating costs. The innovations make our buying practices more effective, improve our automated inventory replenishment and streamline order fulfillment. MSC’s proprietary software helps our customers and sales representatives determine the availability of products in real time and evaluate alternative products and pricing. The MSC website contains a searchable online catalog with electronic ordering capabilities. The MSC website also offers an array of services, workflow management tools and related information. Our warehouses are automated through the use of advanced systems and robotics platforms that allow us to rapidly process orders for next-day delivery, with greater efficiency.

We also continually upgrade our distribution methods and systems and provide comprehensive electronic ordering capabilities to support our customers’ purchase order processing. We continue to invest in our VMI, CMI and vending solutions that streamline customer replenishment and trim our customers’ inventories. Our vending solutions include different kinds of machines, such as storage lockers or carousels, which can stand alone or be combined with other machines. MSC vending machines use network or web-based software to enable customers to gain inventory visibility, save time and drive profitability.

Digital Technologies and the MSC Website. The MSC website provides personalized real-time inventory availability, superior search capabilities, online bill payment, delivery tracking status, and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing. Customers increasingly evaluate their total cost of purchasing, using and maintaining industrial supplies and recognize that price is an important aspect of their procurement costs. We make sure our pricing is competitive while reflecting the value that we bring through our comprehensive services.

Growth Strategy

Our growth strategy includes a number of initiatives to gain market share and complete the repositioning of MSC from being a spot buy supplier to a mission-critical partner to our customers. These initiatives include the following:

Expanding and enhancing our metalworking capabilities to aggressively penetrate customers in heavy and light manufacturing. MSC is a leading distributor of metalworking products in North America. We have continued to expand technical support and enhance supplier relationships. We are continuing to develop high-performance metalworking products marketed under MSC exclusive brands, providing high-value product alternatives for our customers. Our metalworking field specialists and centralized technical support team members have diverse backgrounds in machining, programming, management and engineering. They help our customers select the right tool for the job from our deep supplier base and exclusive brands.

Expanding programs for government and national account customers. Although MSC has been providing metalworking and MRO supplies to the commercial sector for more than 80 years, we continue to focus on government customers and have a large contract business with numerous federal, state and local agencies. We have developed customized government and national account programs. We see opportunity for additional growth in this area.

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

Increasing the size and improving the productivity of our direct sales force. We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. At August 28, 2021, our field sales and service associate headcount was 2,398. We believe that our sales force investment has played a critical role in the overall success of the Company’s revenue performance. During fiscal year 2021, the Company announced a transition from the branch office network to virtual customer care hubs. This plan included the reduction of management and other positions within the commercial sales organization. We also have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.

Increasing sales from existing customers and generating new customers with various value-added programs. Our value-added programs include business needs analysis, inventory management solutions and workflow management tools. Our customers particularly value our industrial vending solutions that can accommodate a range of products from precision cutting tools to MRO supplies. We are increasing investments in vending, VMI and our growing in-plant solutions program.

Increasing the number of product lines and productive SKUs. We offer approximately 1.9 million active, saleable SKUs through our eCommerce channels, including the MSC website, inventory management solutions, catalogs, brochures and call centers and branch offices. The majority of products sold are third-party manufactured products; however, SKUs sold under MSC private label brands approximate 15% of net sales. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2021, we added approximately 55,000 SKUs, net of SKU removals, to our active, saleable SKU count. We also leverage the depth and breadth of MSC’s product portfolio within our Consumables category sales channel. We plan to continue adding SKUs in fiscal year 2022.

Improving our marketing programs. MSC has built an extensive buyer database, which we harness via both human and artificial intelligence to target our marketing to the best prospects. We supplement the efforts of our sales force through the use of digital and traditional marketing tactics. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.

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

Selectively pursuing strategic acquisitions and investments. MSC is a leader in the highly fragmented industrial distribution market with significant opportunities for organic and acquisitive growth. We selectively pursue strategic acquisitions that deepen our metalworking expertise, extend our capabilities into strategic adjacencies, and expand our markets in North America. We also seek to target investments in businesses and other ventures which we believe offer opportunities for growth and improved operational performance for our business.

In June 2021, the Company acquired a majority ownership interest in Wm. F. Hurst Co., LLC (“Hurst”), a Wichita, Kansas-based distributor of metalworking tools and supplies. Hurst has deep expertise and relationships in the aerospace industry, which we believe will contribute to the growth of the Company’s metalworking base and serve as a center of excellence for expanding its technical capabilities in the aerospace sector. The Company holds an 80% interest in the business, which will continue to do business under the Wm. F. Hurst brand.

In February 2019, two subsidiaries of the Company, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). The Company holds a 75% interest in each of the MSC Mexico entities. In July 2021, MSC Mexico acquired additional assets of TAC in conjunction with the acquisition of its outsourcing and logistics businesses. Following this latest acquisition, the Company retains its 75% interest in MSC Mexico. The acquisition provides the Company with the opportunity to further expand its business throughout North America.

Intellectual Property

We conduct business under various trademarks and service marks. We protect these trademarks by maintaining registrations in the United States, Canada and elsewhere. We also file for and obtain patents and use confidentiality and other agreements with customers, associates, consultants and others in order to protect our proprietary information. Although we do not believe our operations are substantially dependent upon any of our intellectual property, we consider our intellectual property to be valuable to our business.

Products and Supplier Services

Our broad range of MRO products includes cutting tools, measuring instruments, tooling components, metalworking products, fasteners, flat stock, raw materials, abrasives, machinery hand and power tools, safety and janitorial supplies, plumbing supplies, materials handling products, power transmission components and electrical supplies. Our large and growing number of SKUs makes us an increasingly valuable partner to our customers as they look to trim their supplier base. Our assortment from multiple product suppliers and MSC exclusive brands, prices and quality levels enables our customers to select from “good-better-best” options on nearly all of their purchases. Our extensive network of suppliers provides us access to technical application, safety, training certifications and many other value-added services for our customers. We stand apart from our competitors by offering name brand, exclusive brand, and generic products, depth in our core product lines, and competitive pricing.

We purchase substantially all of our products directly from approximately 3,000 suppliers. No single supplier accounted for more than 6% of our total purchases in fiscal year 2021, 2020 or 2019.

Customer Fulfillment Centers

We continue to invest in the enhancement of our distribution efficiency and capabilities. When our customers order an in-stock product online or via phone, we ship it the day the order is placed about 99% of the time. We do that through our 11 customer fulfillment centers, seven regional inventory centers and 28 branch offices. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient.

Sales and Marketing

We serve individual machine shops, Fortune 1000 companies, government agencies and manufacturers of all sizes. With our acquisitions of Barnes Distribution North America in fiscal year 2013 and AIS in fiscal year 2018, we have increased our presence in the fastener and Consumables product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance Consumables by our associates, but also the management of appropriate stock levels for the customer, fulfilling replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

MSC’s government customers include both federal agencies and state governments. Federal government customers include the U.S. Postal Service, the Department of Defense, large and small military bases, Veterans Affairs hospitals, and correctional facilities. We have individual state contracts and also are engaged with several state cooperatives.

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

Branch Offices

We operate 28 branch offices, of which 20 are located within the United States, seven are located in Mexico and one is located in the United Kingdom. Of these branch offices, 10 are new to MSC as a result of the fiscal year 2021 acquisitions. As part of our enhanced customer support model implemented in fiscal year 2021, we transitioned from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices and a reduction of management and other positions within the commercial sales organization. Despite the transition, our virtual customer care hubs continue to play an integral role in obtaining new accounts and penetrating existing ones.

Publications

Our primary method of presenting products and solutions is the MSC website and our digital marketing programs. However, we continue to leverage master catalogs, along with specialty and promotional catalogs and brochures, where appropriate. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management and safety and janitorial. Specialty and promotional catalogs, targeted to our best prospects, offer a more focused selection of products. While traditional marketing tactics such as master catalogs, promotional catalogs and brochures continue to play a role in our efforts, our primary forms of marketing are digital platforms, such as search engine marketing, email marketing and online advertising, to align with changes in our customers’ buying behavior and to maximize marketing productivity and return on marketing dollars spent.

Customer Service

One of our goals is to make purchasing our products as convenient as possible.  Customers submit approximately 60% of their orders digitally through our technology platforms (the MSC website, vending machines and eProcurement). The remaining orders are primarily placed via telephone, fax and mail. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at each of our branch offices and our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional situation, our communications system will reroute customer exchanges to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

Our information systems enable us to centralize management of key functions across our business. These systems help us to ship on a same-day basis, respond quickly to order changes, provide a high level of customer service, and manage our operational costs. In fiscal year 2019, we incorporated further robotic-driven automation into our customer fulfillment centers. Our eCommerce environment is built upon a combined platform of our own intellectual property and state-of-the-art software from the world’s leading internet technology providers and is powered by world-class product data. This powerful combination of resources helps us deliver a superior online shopping experience with world-class levels of reliability.

Most of our information systems operate in real time over a wide area network, letting each customer fulfillment center and virtual customer care hub share information and monitor daily progress on sales activity, credit approvals, inventory levels, stock balancing, vendor returns, order fulfillment and other key performance measures. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment, based on proprietary forecasting models. We also maintain an Electronic Data Interchange (“EDI”) purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.

In addition to developing the proprietary computer software programs for use in the customer service and distribution operations, we also provide a comprehensive EDI and Extensible Markup Language (“XML”) ordering system to support our customer-based purchase order processing.

As part of our commitment to creating services that fuel the potential of our customers, we develop and maintain a suite of proprietary VMI digital solutions. These VMI digital solutions allow our customers to focus on their core business, while MSC manages their inventory ordering, fulfillment and replenishment. Our various VMI digital solutions are customizable to meet both simple and complex customer needs. Our scanning solutions integrate scanner accumulated orders directly into our Sales Order Entry system and the MSC website. Our CMI enables customers to simply and effectively replenish inventory by submitting orders directly to the MSC website. Our customized vending solutions are used by customers in manufacturing plants across the United States to help them achieve supply chain and shop floor optimization, through inventory optimization and reduced tooling and labor costs. All of our digital solutions function directly as front-end ordering systems for our e-Portal-based customers. These solutions take advantage of advanced technologies built upon the latest innovations in eCommerce and wireless and cloud-based computing.

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners. We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise information technology (“IT”). Our IT associates moved rapidly and effectively to provide nearly the entire Company with remote access in March 2020, when the COVID-19 pandemic began causing significant macroeconomic disruption in the United States. As the COVID-19 pandemic continued in 2020, we shifted permanently to a remote working model for most associates. In addition to deploying secure home computing assets, we implemented collaboration software to enable interconnected teams and scalable video conferencing for large virtual gatherings.

We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. Over the next few years, we will also be upgrading and migrating many of our systems to take advantage of the flexibility and controls offered by cloud computing platforms while downsizing our on premise data center footprint. Recent cloud migrations include commercial off the shelf enterprise systems as well as our eCommerce infrastructure.

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

Our customer care centers and branch offices are powered via state-of-the-art telephony, case management and workforce optimization platforms. The features within the platforms create a seamless environment equipped with advanced applications that assist our associates in optimizing our customers’ experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We are continuing to implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from: traditional channels of distribution, such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores, and larger direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency and includes both traditional distributors and non-traditional, web-based eCommerce competitors. In addition, new entrants in the MRO supply industry could increase competition. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria. Our industry has seen consolidation in recent years. The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products.

Seasonality

During any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fiscal fourth quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions and the COVID-19 pandemic.

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

Human Capital Resources

As of August 28, 2021, we employed 6,571 associates worldwide, of which approximately 6,372 were full-time and 199 were part-time. No associate is represented by a labor union. Approximately 90% of our workforce is based in the United Sates and approximately 10% is based outside of the United States. MSC has not experienced any major work stoppages and considers associate relations to be good.

Our goal is to attract, develop and retain a talented team of associates inspired by our greater purpose of fueling the potential of our stakeholders. We believe a career at MSC includes:

•Purpose – MSC helps to fuel the industrial economy, propel our stakeholders’ success, and contribute to our customers’ growth.

•People and Respect – MSC cares about people. We strive to offer a positive work environment, with people you like and leaders you can respect.

•Health and Well-being – MSC offers many available options for our associates and their families to be healthy and plan for the future.

•Rewards and Recognition – Appreciation for our associates’ contributions and the opportunity to share financially and intrinsically in MSC’s success.

•Growth – The opportunity to learn, take risks and develop a career.

At MSC, we refer to our workforce as our team of “associates,” rather than employees, because we believe that our associates have a stake in our success. We rely on each other to be as dedicated to MSC as MSC is dedicated to each associate. This is a critical part of our expectations of our associates and a unique part of our culture.

Health and Safety

MSC’s safety vision is to build a culture in which safety is a top priority across all levels of the organization, and that every associate has the right and responsibility to continually seek to prevent injuries and build a safe environment for everyone. Our leadership team is highly engaged through our Safety Leadership System in identifying trends in our incidents throughout the network and working collaboratively with our Safety Professionals to effectively reduce incidents involving our associates and to make MSC one of the safest places to work.

Our work over the last three calendar years has resulted in a 48.4% reduction in Occupational Safety and Health Administration (“OSHA”) recordable injuries throughout MSC. In calendar year 2020, the Company’s OSHA Total Recordable Incident Rate was 1.01 and the Company’s OSHA Lost Time Incident Rate was 0.48 based upon the number of incidents per 100 associates (or per 200,000 work hours). The Company’s rates fall well below the Total Recordable Incident Rate and the Lost Time Incident Rate of the North American Industry Classification System, which were 2.20 and 0.70, respectively. The success of our Safety Leadership System was additionally validated through the completion and re-

certification to the ISO 45001 Standard in our Columbus, Ohio customer fulfillment center. We are expanding our efforts to achieve ISO 45001 certification throughout the supply chain network in the coming years.

Our number one priority is the health and safety of our associates and their families, our customers, and our other partners. We have taken and will continue to take measures to reduce the risk of COVID-19 infection and to protect our associates and our business, in line with guidelines issued by the authorities in the jurisdictions in which we operate, including federal, state and local governments and the Centers for Disease Control and Prevention. We have instituted enhanced safety procedures to safeguard the health and safety of our associates, including the use of additional PPE and the frequent cleaning of our facilities. We have restricted non-associate access to our sites, reorganized our workflows where permitted to maximize social distancing, implemented extensive restrictions on associate travel, and utilized remote working strategies where possible.

Diversity, Equity and Inclusion

MSC is committed to promoting a respectful, diverse workplace, constructive collaboration, innovative creativity, and genuine leadership. We believe that our culture and our business benefit greatly from the rich combination of experience, creativity and perspective that our diverse workforce provides. Our associates' differences – the individual characteristics, work styles, beliefs and backgrounds – make us strong and equip us to better serve our customers. Because we are dedicated to an environment of equal opportunity, we partner with several outreach organizations that help us in our recruitment efforts such as: Hiring our Heroes, minority-owned organizations, women-owned organizations, local and state workforce services, and vocational rehab centers.

Talent Acquisition and Development

MSC focuses on creating opportunities for associate growth, development and training education, offering a comprehensive talent program that continues throughout an associate’s career. MSC believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate associates. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their health and well-being, financial future and work-life balance. Associates are given access to health plan resources, disease management, tobacco cessation, parental support, stress management and weight loss programs. In addition, MSC provides retirement savings, paid holidays and time off, educational assistance and income protection benefits, as well as a variety of other programs to its associates.

MSC also offers through MSC University various learning and development opportunities in support of associate career growth and success through a variety of offerings, including virtual classrooms and webinars, instructor-led courses, informal work groups, e-learning, books and articles, and more. These opportunities can drive improvement, facilitate career development, provide coaching and mentoring opportunities, and enhance communication skills. Associates were offered 426 types of learnings with 44,099 total hours completed by our associates in fiscal year 2021.

MSC’s tuition assistance program covers educational costs and provides eligible associates the financial assistance to obtain a graduate or undergraduate degree while working. MSC’s partnership with an accredited online university doubled associate participation in fiscal year 2021 by offering a full tuition grant when combined with the tuition assistance program.

Available Information

The Company’s internet address is www.mscdirect.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available, on our website, the charters of the committees of our Board of Directors, the Code of Ethics, the Code of Business Conduct and the Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange (“NYSE”) listing standards. Information on our website does not constitute a part of this Report.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Report, the following factors should be considered in evaluating the Company and its business. Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Risks Relating to Our Business

Our results of operations have been and may in the future be adversely impacted by the ongoing COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic will impact our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain, especially with respect to freight and labor availability; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our associates, including associates at our customer fulfillment centers; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. These effects of the COVID-19 pandemic have resulted and will result in lost or delayed revenue to us, and we have experienced disruptions to our business as we have implemented modifications to associate travel and associate work locations and cancelled events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. We may continue to experience adverse impacts to our business as the COVID-19 pandemic continues to evolve and as a result of any economic recession or depression that may occur in the future. Any of these events could amplify the other risks and uncertainties described below and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is currently drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. At this time, it is unclear, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office and how compliance will be documented.

As a company with more than 100 employees, it is anticipated that we would be subject to the OSHA regulation concerning COVID-19 vaccination. As a result, on October 13, 2021, we announced a requirement that all of our associates get vaccinated. At this time, it is not possible to predict with certainty the exact impact that the proposed new regulation or the Company’s vaccine requirement will have on us or on our workforce. Our vaccine requirement and the proposed new regulation, if implemented, may result in employee attrition, which could materially adversely affect future revenues and costs, which could have a material adverse effect on our business and results of operations.

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

When, as occurs in economic downturns, current or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale with our customers come under pressure, which may adversely affect the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

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

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our large account customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us. In addition, our continued expansion of our vending program and other eCommerce platforms has placed pressure on our gross margin. Further, we may also be subject to price increases from vendors that we may not be able to pass along to our customers.

We operate in a highly competitive industry, which is evolving and consolidating, which could adversely affect our business and financial results.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies which operate primarily outside of our industry entering our marketplace.

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

Traditional MRO suppliers are attempting to consolidate the market through internal expansion, acquisitions or mergers with other industrial suppliers, or a combination of both. This consolidation allows suppliers to improve efficiency and spread fixed costs over a greater number of sales, and to achieve other benefits derived from economies of scale. The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products. These trends may adversely affect our sales, margins and profitability.

In order to operate more efficiently, control costs, and improve profitability, the Company has engaged in restructuring activities which began in fiscal year 2019. In fiscal year 2021, we incurred $31.4 million in restructuring costs, consisting of one-time impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs. There can be no assurance that these actions will achieve their intended benefits.

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

Inflation impacts the costs at which we can procure products and our ability to increase prices at which we sell to customers over time. Prolonged periods of low inflation or deflation could adversely affect our ability to increase the prices at which we sell to customers. Periods of high or rapid inflation may also cause the prices that our vendors and freight carriers charge to increase rapidly or unpredictably. We may not be able to pass along increased costs due to inflation in full or synchronously to customers, which may result in lower margins or changes in our relationships with customers.

As a U.S. government contractor, we are subject to certain laws and regulations which may increase our costs of doing business and which subject us to certain compliance requirements and potential liabilities.

As a supplier to the U.S. government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our U.S. government contracts and could harm our reputation and cause our business to suffer.

Our business is exposed to the credit risk of our customers which could adversely affect our operating results.

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy, including as a result of the ongoing COVID-19 pandemic, could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults.

Failure to accurately forecast customer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products, we may purchase products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, in particular PPE products, ordered from manufacturers. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, or rapid changes in demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

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

Work stoppages, labor shortages or other disruptions, including those due to extreme weather conditions and in response to the COVID-19 pandemic, at transportation centers, shipping ports, our headquarters or our customer fulfillment centers may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, including global and domestic locations, due to third-party labor stoppages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions, including winter storms, could adversely affect demand for our products in particularly hard-hit regions and impact our sales. Additionally, the implementation of shelter-in-place orders, social distancing orders, quarantines, port closures, increased border controls or closures, and other travel restrictions or government actions in response to the COVID-19 pandemic may affect both our ability to maintain core products in inventory and to deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations.

Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking specialists.

Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, and in particular metalworking specialists, who can provide technical support to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers. Additionally, hiring and retaining such qualified individuals may be adversely impacted by global economic uncertainty and office closures due to the ongoing COVID-19 pandemic. If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, or if such associates are unable to work effectively or at all due to the COVID-19 pandemic, our operational capabilities and ability to provide differentiated services may be adversely affected.

The loss of key suppliers or contractors or key brands or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers and contractors. The loss of or a substantial decrease in the availability of products or services from key suppliers or contractors at competitive prices, or the loss of a key brand, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions and labor disputes. Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic, especially with respect to freight and labor availability, and may be impacted by other factors outside of our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Supply chain disruptions could adversely impact our business and operating results.

Disruptions in our supply chain due to events outside of our control, including natural and human induced disasters, earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather, widespread contagious diseases or viruses such as COVID-19, geopolitical events, such as war, civil unrest, rioting or terrorist attacks in the United States or countries in which we operate, which our key suppliers are located or through which products we sell are transported or distributed, actions by governments and central banks that impact the flow of international goods, and the imposition of other trade limitations, prohibitions or sanctions that increase the costs of domestic and international trade and transportation, could restrict our ability to obtain products that our customers demand or to meet delivery expectations, which could adversely impact our business and operating results. For example, the outbreak of the COVID-19 pandemic and governmental actions taken in response have disrupted, and may in the future disrupt, our operations and the operations of our suppliers, customers and companies who facilitate deliveries to our customers. Any such disruption or other catastrophic event could cause our distribution channels and networks to become non-operational, adversely impact our ability to obtain or deliver products to our customers in a timely manner, limit our ability to meet customer demand, result in lost sales, increased costs, penalties, order cancellations or contract terminations, or adversely impact our customer relationships. Our ability to fulfill customer orders using same-day shipping and other rapid delivery methods is an integral component of our business strategy upon which our customers rely, and any such disruption could adversely impact our business, operating results and financial position.

Trade policies could make sourcing products from overseas more difficult and/or costlier as well as negatively affect the markets we sell into.

Any changes to trade policies or trade relationships, including the imposition of significant restrictions, quotas, duties or tariffs, whether because of amendments to or elimination of existing trade agreements, or the imposition of new or modified trade tariffs, could have an adverse effect on our business. These changes and other changes to trade policies or trade relationships could adversely affect our ability to secure sufficient products to service our customers and/or result in increased product costs that we may not be able to pass on to our customers, resulting in lower margins. Additionally, these changes could adversely affect our foreign sales. These risks most recently manifested in tariffs, primarily in 2018 and 2019, either directly on products we trade in or indirectly on industries we sell into, between the United States and its trading partners, most notably China, which represents a significant source of product for North America. In addition, we move and source products within North America. Any trading disruption between Canada, the United States and Mexico, or disruption in their respective trading relationships with other nations, could adversely impact our business.

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

We retain a significant portion of the risk under our healthcare insurance program. In fiscal year 2021, we began self-insuring for costs associated with associates’ health needs, which is limited by stop-loss coverage. Our self-insurance accruals are determined on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. While we believe our estimation process is well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or number of claims make it difficult to predict the ultimate cost of claims and may lead to future adjustments of reported results of operations which, depending on the magnitude of such adjustments, may significantly affect our reported results or negatively affect the reliability of our reported results.

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

As of August 28, 2021, our combined goodwill and indefinite-lived intangible assets amounted to $705.5 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other indefinite-lived intangible assets.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. Our efforts to take these risks into account, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A Common Stock has one vote per share and our Class B Common Stock has 10 votes per share. As of October 1, 2021, the Chairman of our Board of Directors, his sister, certain of their family members including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B Common Stock and approximately 2.9% of the outstanding shares of our Class A Common Stock, giving them control over approximately 65.9% of the combined voting power of our Class A Common Stock and our Class B Common Stock. Consequently, such shareholders will be able to elect all the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our second amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A Common Stock could be adversely affected.

Risks Related to Our Indebtedness

The terms of our credit facilities and senior notes impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have credit facilities and outstanding senior notes. For a description of these facilities and senior notes, please see Note 9, “Debt” in the Notes to Consolidated Financial Statements. We are subject to various operating and financial covenants under the credit facilities and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facilities and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments.

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

Uncertainty about the future of LIBOR may adversely affect our business and financial results.

Borrowings under our credit facilities currently use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently than in the past. Regulators and industry groups have recommended alternatives for certain reference rates, such as the Secured Overnight Financing Rate (“SOFR”), but uncertainty remains about what benchmark or benchmarks will replace LIBOR and when that will occur. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations.

General Risk Factors

Disruptions or breaches of our IT systems, or violations of data privacy laws, could adversely affect us.

We believe that our IT systems are an integral part of our business and growth strategies. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based associates to work from home. As a result, we are increasingly dependent upon our IT systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our IT systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, and physical or electronic break-ins. In addition, our IT systems may be vulnerable to cyberattacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, all of which are rapidly evolving and becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, disrupt our operations and divert management attention and key IT resources.

Any material cyber-attack or failure of our IT systems to perform as we anticipate could disrupt our business and operations, result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), the loss of sales and customers, and damage our reputation. In addition, changes to our IT systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations. Additionally, our suppliers and customers also rely upon IT systems to operate their respective businesses. If any of them experience a cyber-attack or other cyber incident, this could adversely impact their operations, which may in turn impact or adversely affect our operations.

In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA), the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, the California Consumer Protection Act that become effective on January 1, 2020, and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Our success is dependent on certain key management personnel.

Our success depends largely on the efforts and abilities of certain key senior management. The loss or disruption of the services of one or more of such key personnel, including as a result of the COVID-19 pandemic, could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions or the operation of our business. Due to the nature of our business, these proceedings may, for example, relate to product liability claims, commercial disputes or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor, intellectual property matters, or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition or results of operations.

Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us.

There is an increasing focus on corporate social and environmental responsibility in our industry. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. This corporate social and environmental responsibility influence is expanding into other stakeholders such as investors, suppliers, associates and communities. We currently voluntarily comply with the sustainability standards set forth by various sustainability initiatives and organizations. These social and environmental responsibility practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. In addition, failure by us to take action or otherwise comply with the policies of our customers may negatively impact our customer relationships or reputation, which may adversely impact our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Atlanta, Georgia	721,000	1990	Owned
Elkhart, Indiana	545,000	1996	Owned
Columbus, Ohio	468,000	2014	Owned
Reno, Nevada	419,000	1999	Owned
Hanover Park, Illinois	388,000	2003	Leased
Shelbyville, Kentucky(1)	110,000	1973	Owned
Beamsville, Ontario, Canada	85,000	2004	Owned
Wednesbury, United Kingdom	75,000	1998	Leased
Edmonton, Alberta, Canada	40,500	2007	Leased
Moncton, New Brunswick, Canada	16,000	1981	Owned

(1) Repackaging and replenishment center.

We maintain 28 branch offices, of which 20 are located within the United States, seven are located in Mexico and one is located in the United Kingdom. Our branch offices range in size from 1,800 to 97,000 square feet. We also maintain seven regional inventory centers, all of which are located in the United States, which vary in size from 5,000 to 19,200 square feet. Most of these branch offices and regional inventory centers are leased. These leases will expire at various periods, with the longest extending to fiscal year 2031. The aggregate annual lease payments on the leased branch offices, regional inventory centers and customer fulfillment centers in fiscal year 2021 were approximately $11.2 million.

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. During the first quarter of fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC. The Purchase and Sale Agreement is contingent and inclusive of a set period of time provisions for each of the following: property due diligence, site plan approval by the township and site construction permit award by the township. This transaction is currently within the permitting period as outlined within the Purchase and Sale Agreement.

ITEM 3. LEGAL PROCEEDINGS.

For information related to legal proceedings, see the discussion under the caption “Legal Proceedings” in Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MSC’s Class A Common Stock is traded on the NYSE under the symbol “MSM.” MSC’s Class B Common Stock is not traded in any public market.

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid aggregate annual cash dividends of $6.50 per share in fiscal year 2021, consisting of a special cash dividend of $3.50 per share and total quarterly regular cash dividends of $3.00 per share. The Company paid total quarterly regular cash dividends of $3.00 per share and a special cash dividend of $5.00 per share in fiscal year 2020. The Company expects its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon its earnings, capital requirements, financial condition and other factors.

On October 14, 2021, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 30, 2021 to shareholders of record at the close of business on November 16, 2021. The dividend will result in a payout of approximately $41.6 million, based on the number of shares outstanding at October 1, 2021.

The approximate number of holders of record of MSC’s Class A Common Stock as of October 1, 2021 was 511. The number of holders of record of MSC’s Class B Common Stock as of October 1, 2021 was 17.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the NYSE, during the quarter ended August 28, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
5/30/21-6/29/21	230,669	$89.06	228,695	421,657
6/30/21-7/29/21	38	$86.45	—	5,000,000
7/30/21-8/28/21	228	$87.83	—	5,000,000
Total	230,935		228,695

________________________

(1)During the fiscal quarter ended August 28, 2021, 2,240 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2) Activity is reported on a trade date basis.

(3)On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of the Company’s Class A Common Stock. There is no expiration date governing the period over which the Company can repurchase shares under the Share Repurchase Program. As of August 28, 2021, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000,000 shares.

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

The following graph compares the cumulative total return on an investment in our Class A Common Stock with the cumulative total return on an investment in each of the S&P Midcap 400 Index and the Dow Jones US Industrial Supplier Index.

The graph assumes $100 invested at the closing price of our Class A Common Stock on the NYSE and each index on September 3, 2016 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A Common Stock.

Cumulative Total Stockholder Return

for the Period from September 3, 2016 through August 28, 2021

	9/3/2016	9/2/2017	9/1/2018	8/31/2019	8/29/2020	8/28/2021
MSC Industrial Direct Co., Inc.	100.00	95.26	120.77	98.77	108.89	150.52
S&P Midcap 400 Index	100.00	111.82	133.63	125.05	131.65	189.57
Dow Jones US Industrial Supplier Index	100.00	85.74	128.69	110.96	154.49	189.97

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

MSC is a leading North American distributor of a broad range of metalworking and MRO products and services. We help our customers drive greater productivity, profitability and growth with approximately 1.9 million products, inventory management and other supply chain solutions, and deep expertise from more than 80 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of more than 6,500 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling and optimizing for a more productive tomorrow. We offer approximately 1.9 million active SKUs through our catalogs; our brochures; our eCommerce channels, including the MSC website; our inventory management solutions; and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We service our customers from 11 customer fulfillment centers (seven customer fulfillment centers are located in the United States which includes five primary customer fulfillment centers, three are located in Canada and one is located in the United Kingdom), seven regional inventory centers and 28 branch offices. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our CMI, VMI and vending programs. Our field sales and service associate headcount was 2,398 at August 28, 2021, compared to 2,263 at August 29, 2020 and 2,414 at August 31, 2019. We have migrated our sales force from one designed to sell a spot buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play driving value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.

The chart below displays a two-year comparison of our net sales from fiscal year 2020 through fiscal year 2021:

Comparison of Net Sales (in millions)
$3,300
$3,250
$3,200
$3,150
$3,100
$3,050
$3,000
$3,192.4
($1.2)
$3.7
$6.0
$42.3
$3,243.2
FY 2020 Net Sales
Organic volume
FY21 acquisitions
Foreign exchange
Pricing and other (1)
FY 2021 Net Sales

(1)Pricing and other is comprised of changes in customer and product mix, discounting and other items.

Highlights

Highlights during fiscal year 2021 include the following:

•We generated $224.5 million of cash from operations.

•We repurchased and immediately retired $67.5 million of MSC Class A Common Stock.

•We paid out $362.7 million in cash dividends, comprised of special and regular cash dividends of $195.4 million and $167.3 million, respectively, compared to $444.2 million in cash dividends in fiscal year 2020, comprised of special and regular cash dividends of $277.6 million and $166.5 million, respectively.

•In June 2021, we acquired 80% of the outstanding shares of Hurst for aggregate consideration of $15.3 million, which included a post-closing working capital adjustment of $0.1 million paid out in August 2021.

•In July 2021, MSC Mexico acquired additional assets of TAC in conjunction with the acquisition of its outsourcing and logistics businesses for aggregate consideration of $8.0 million, which included $6.7 million of cash paid and $1.3 million of contingent consideration. Following this acquisition, the Company retained its 75% interest in MSC Mexico.

•We incurred $31.4 million in restructuring costs, comprised of $15.0 million in operating lease asset impairment charges, net of gains related to settlement of lease liabilities, $4.5 million in associate severance and separation costs, $3.3 million in other exit-related costs, primarily related to our sales workforce realignment and enhanced customer support model, and $8.6 million in consulting costs related to the optimization of the Company’s operations.

•We incurred a $26.7 million impairment charge relating to the sourcing of nitrile gloves. The Company subsequently recorded $20.8 million of loss recovery related to this PPE prepayment impairment for a net impairment charge of $5.9 million.

•We incurred PPE-related inventory write-downs of $30.1 million in the second quarter to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value as a result of increased supply in the market of such products and an expected inability to sell excess safety-related products.

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

Enhanced Customer Support Model

In January 2021, as part of Mission Critical, we announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This move is expected to provide personalized support to customers, regardless of their physical location. Along with this transition, we closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers during fiscal year 2021. Restructuring associated with this enhanced model included one-time impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs.

Relocation and Pending Sale of Long Island CSC

In December 2020, we announced plans to relocate our Long Island CSC to a smaller facility. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. In furtherance of these plans, we entered into a Purchase and Sale Agreement to sell our Long Island CSC. This transaction is currently within a permitting period as outlined within the Purchase and Sale Agreement.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and will continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. The following events related to the COVID-19 pandemic have resulted, and will continue to result, in lost or delayed revenue to the Company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability to import products into the United States; limitations on the ability of our associates to perform their work due to illness caused by the pandemic or federal, state or local orders requiring associates to remain at home; limitations on the ability of UPS, LTL carriers and other carriers to deliver our packages to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company used a number of distributors and brokers to source PPE products, including purchasing products from manufacturers outside its typical programs and under non-standard payment terms. In September 2020, we prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. We evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20.8 million of loss recovery in its Consolidated Statements of Income related to this PPE prepayment impairment. The Company continues to pursue its legal avenues for recovery of the remaining prepayment. Furthermore, the Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. The Company incurred PPE-related inventory write-downs of $30.1 million during the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value. The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on the Company’s customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and the pace and the extent to which normal economic and operating conditions can resume.

Our number one priority is the health and safety of our associates and their families, our customers, and our other partners. We have taken and will continue to take measures to reduce the risk of infection and to protect our associates and our business, in line with guidelines issued by the authorities in the jurisdictions in which we operate, including federal, state and local governments and the Centers for Disease Control and Prevention. We have instituted enhanced safety procedures to safeguard the health and safety of our associates, including the use of additional protective equipment and the frequent cleaning of our facilities. We have restricted non-associate access to our sites, reorganized our workflows where permitted to maximize social distancing, implemented extensive restrictions on associate travel, and utilized remote working strategies where possible.

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

As the impact of the COVID-19 pandemic has begun to abate, and restrictions on business and commercial activity have been lifted, the economy in the United States has experienced acute increases in demand for certain products and services, including the demand for fuel, labor and certain products the Company sells or the inputs for such products. In some cases, this has led to shortages of fuel, labor and certain such products. While such shortages have not yet had a material impact on the Company’s business or results of operations, they may do so in the future and the Company cannot reasonably estimate the future impacts of such shortages at this time.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 70% of our revenues came from sales in the manufacturing sector during the fourth quarter of fiscal year 2021. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. Note that the composition of the IP index was revised by the Federal Reserve in May 2021 which adjusted, among other factors, the base year with which the IP index is calculated. This resulted in a lower level for the historical index in recent years, however the trend in the index continues to show growth as noted above. The MBI and the IP index over the fourth quarter of fiscal year 2021 and the fourth quarter and fiscal year averages were as follows:

Period	MBI	IP Index
June	63.8	100.4
July	61.2	101.4
August	60.0	101.3

Fiscal year 2021 Q4 average	61.7	101.1
Fiscal year 2021 full year average	57.4	98.7

During fiscal year 2021, the MBI average exceeded 50.0, which indicated growth in manufacturing during the period, particularly in the second half of the fiscal year. Similarly, the IP index averaged 98.7 during the same period, an improvement from the 2020 revised average of 96.6. We believe the recent trending improvement in the IP index was primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. We will monitor the current economic conditions for its impact on our customers and markets and continue to assess both risks and opportunities that may affect our business. The recent volatility stems from the economic disruptions of the COVID-19 pandemic. See “Impact of COVID-19 on Our Business” above.

Results of Operations

Fiscal Year Ended August 28, 2021 Compared to the Fiscal Year Ended August 29, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 28, 2021		August 29, 2020
	(52 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,243,224	100.0%	$3,192,399	100.0%	$50,825	1.6%
Cost of goods sold	1,909,709	58.9%	1,849,077	57.9%	60,632	3.3%
Gross profit	1,333,515	41.1%	1,343,322	42.1%	(9,807)	(0.7)%
Operating expenses	994,468	30.7%	975,553	30.6%	18,915	1.9%
Impairment loss, net	5,886	0.2%	-	0.0%	5,886	N/A(1)
Restructuring costs	31,392	1.0%	17,029	0.5%	14,363	84.3%
Income from operations	301,769	9.3%	350,740	11.0%	(48,971)	(14.0)%
Total other expense	(13,390)	(0.4)%	(16,490)	(0.5)%	3,100	(18.8)%
Income before provision for income taxes	288,379	8.9%	334,250	10.5%	(45,871)	(13.7)%
Provision for income taxes	70,442	2.2%	82,492	2.6%	(12,050)	(14.6)%
Net income	217,937	6.7%	251,758	7.9%	(33,821)	(13.4)%
Less: Net income attributable to noncontrolling interest	1,030	0.0%	641	0.0%	389	60.7%
Net income attributable to MSC Industrial	$216,907	6.7%	$251,117	7.9%	$(34,210)	(13.6)%
(1) N/A is Not Applicable.

Net Sales

Net sales for fiscal year 2021 increased 1.6% or $50.8 million from the prior fiscal year. We estimate that this increase in net sales is comprised of approximately $42.3 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $3.7 million of net sales from the fiscal year 2021 acquisitions, and $6.0 million of favorable foreign exchange impact, partially offset by $1.2 million of lower sales volume. Of the above $50.8 million increase in net sales, sales to our government and national account programs (“Large Account Customers”) decreased by $58.7 million and sales other than to our Large Account Customers increased by $109.5 million, which includes $3.7 million of net sales from the fiscal year 2021 acquisitions.

The table below shows the change in our fiscal quarterly and annual 2021 average daily sales by total company and by customer type compared to the same periods in the prior fiscal year:

Average Daily Sales Percentage Change
(unaudited)

2021 vs. 2020 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen-Week Period Ended Fiscal Q4	Fiscal Year Ended

Net Sales (in thousands)	$771,904	$773,995	$866,294	$831,031	$3,243,224
Sales Days	62	61	65	63	251
Average Daily Sales (“ADS”)(1) (in millions)	$12.5	$12.7	$13.3	$13.2	$12.9
Total Company ADS Percent Change	-6.3%	-1.5%	2.2%	12.9%	1.6%

Manufacturing Customers ADS Percent Change	-13.5%	-4.9%	18.8%	21.8%	4.5%
Manufacturing Customers Percent of Total Net Sales	65%	68%	69%	70%	68%

Non-Manufacturing Customers ADS Percent Change	10.8%	6.6%	-21.9%	-3.2%	-4.0%
Non-Manufacturing Customers Percent of Total Net Sales	35%	32%	31%	30%	32%

(1) ADS is calculated using the number of business days in the United States.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 60.0% of consolidated net sales for fiscal year 2021, compared to 59.2% of consolidated net sales for fiscal year 2020. This percentage increase was primarily related to the higher volume of safety and janitorial product sales in fiscal year 2020 that were not transacted through our eCommerce platforms. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit margin was 41.1% in fiscal year 2021 as compared to 42.1% in fiscal year 2020. The Company has realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. The decline in gross profit margin was primarily the result of PPE-related inventory write-downs of $30.1 million during the second quarter of fiscal year 2021 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Operating Expenses

Operating expenses increased 1.9% to $994.5 million in fiscal year 2021, as compared to $975.6 million in fiscal year 2020. Operating expenses were 30.7% of fiscal year 2021 net sales, as compared to 30.6% for fiscal year 2020. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs associated with higher sales volumes, partially offset by lower travel costs.

Payroll and payroll-related costs, excluding restructuring costs, were approximately 56.9% of total operating expenses for fiscal year 2021, as compared to approximately 56.7% for fiscal year 2020. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $13.1 million for fiscal year 2021, primarily due to higher sales commission and incentive compensation costs.

Freight expense was approximately $133.7 million for fiscal year 2021, as compared to $125.9 million for fiscal year 2020. The primary drivers of this increase were increased freight rates and increased sales volumes.

Travel and entertainment expense was $3.6 million for fiscal year 2021, as compared to $8.0 million for fiscal year 2020. This decrease was due to the Company’s travel restrictions in place resulting from the COVID-19 pandemic.

Impairment Loss, Net

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20.8 million of loss recovery in its Consolidated Statements of Income related to this PPE prepayment impairment. The Company continues to pursue its legal avenues for recovery of the remaining prepayment. We also incurred $1.6 million of legal costs associated with this matter during fiscal year 2021 that are included in Operating expenses.

Restructuring Costs

For fiscal year 2021, we incurred approximately $31.4 million in restructuring costs related to both the optimization of the Company’s operations and the enhancement of our customer support model. These charges include one-time impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. As a result, we recorded an impairment charge of $15.0 million for impacted operating lease assets, net of gains related to settlement of lease liabilities, which is included in Restructuring costs on the Consolidated Statements of Income. See Note 13, “Restructuring Costs” in the Notes to Consolidated Financial Statements for additional information.

Income from Operations

Income from operations decreased 14.0% to $301.8 million in fiscal year 2021, as compared to $350.7 million in fiscal year 2020. This decline was primarily attributable to PPE-related inventory write-downs and the impairment and restructuring charges discussed above.

Provision for Income Taxes

Our effective tax rate for fiscal year 2021 was 24.4% as compared to 24.7% in fiscal year 2020. The decrease in the effective tax rate was primarily due to discrete items relating to a higher tax benefit from stock-based compensation as well as lower non-deductible travel and entertainment expenses. See Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements for further information.

Net Income

The factors which affected net income for fiscal year 2021 as compared to the prior fiscal year have been discussed above.

Liquidity and Capital Resources

	As of	As of
	August 28,	August 29,
	2021	2020	$ Change
		(Dollars in thousands)
Total debt	$786,049	$619,266	$166,783
Less: Cash and cash equivalents	40,536	125,211	(84,675)
Net debt	$745,513	$494,055	$251,458
Equity	$1,161,872	$1,320,573	$(158,701)

As of August 28, 2021, we had $40.5 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of our Class A Common Stock from time to time, and to pay dividends to our shareholders. More recently, we have taken the actions discussed above under “Impact of COVID-19 on Our Business” to improve our business operations, lower costs and preserve financial flexibility through the COVID-19 pandemic.

At August 28, 2021, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $786.0 million, net of unamortized debt issuance costs of $1.9 million, as compared to total borrowings of $619.3 million, net of unamortized debt issuance costs of $0.8 million, as of August 29, 2020. The increase was primarily driven by borrowings under our uncommitted credit facilities. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.

We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of the COVID-19 pandemic on the Company's business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic, and to take appropriate action as it is warranted.

The table below summarizes information regarding the Company’s cash flows for the periods indicated:

	Fiscal Years Ended
	August 28,	August 29,
	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$224,462	$396,739
Net cash used in investing activities	$(75,746)	$(49,277)
Net cash used in financing activities	$(233,747)	$(254,618)
Effect of foreign exchange rate changes on cash and cash equivalents	$356	$81
Net increase (decrease) in cash and cash equivalents	$(84,675)	$92,925

Operating Activities

Net cash provided by operating activities for fiscal years 2021 and 2020 was $224.5 million and $396.7 million, respectively. There were various increases and decreases contributing to the decrease in net cash provided by operating activities, including an increase in the change in accounts receivable and inventories primarily attributable to higher sales volume, partially offset by an increase in the change in accounts payable and accrued liabilities.

	Fiscal Years Ended
	August 28,	August 29,
	2021	2020
	(Dollars in thousands)
Working Capital (1)	$752,317	$829,037
Current Ratio (2)	2.3	3.0

Days’ Sales Outstanding (3)	61.1	58.2
Inventory Turnover (4)	3.4	3.3

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated by dividing total current assets by total current liabilities.

(3) Days’ Sales Outstanding is calculated by dividing accounts receivable by net sales.

(4) Inventory Turnover is calculated by dividing total cost of goods sold by inventory, using a 13-month average inventory.

The decrease in working capital and the current ratio at August 28, 2021 compared to August 29, 2020 was primarily due to a decrease in cash and cash equivalents and an increase in the current portion of debt, partially offset by an increase in inventories and accounts receivable resulting from higher sales volumes.

The increase in inventories of $81.1 million from August 29, 2020 to August 28, 2021 was due to an increasing sales trend as well as ongoing challenges in the supply chain requiring earlier purchasing to meet customer demand. Higher inventory purchasing levels also drove the $60.6 million increase in accounts payable during this period. Accounts receivable increased $68.6 million due to increased sales levels during the second half of fiscal year 2021.

The increase in days’ sales outstanding as of August 28, 2021 as compared to August 29, 2020 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which are typically at longer terms, and temporary extended terms for certain customers due to the impact of the COVID-19 pandemic.

Inventory turnover remained consistent with the prior fiscal year periods displayed.

Investing Activities

Net cash used in investing activities for fiscal years 2021 and 2020 was $75.7 million and $49.3 million, respectively. The use of cash for fiscal year 2021 included expenditures for property, plant and equipment and the acquisitions of Hurst and the outsourcing and logistics businesses of TAC. The use of cash for fiscal year 2020 primarily consisted of expenditures for property, plant and equipment.

Financing Activities

Net cash used in financing activities for fiscal years 2021 and 2020 was $233.7 million and $254.6 million, respectively. The major components contributing to the use of cash for fiscal year 2021 were the aggregate repurchases of our Class A Common Stock of $71.3 million, the regular and special dividends paid of $362.7 million, and the payments under Shelf Facility Agreements and Private Placement Debt (as each term is defined below) of $20.0 million. These uses of cash were partially offset by net borrowings under all the credit facilities of $184.3 million and proceeds from the exercise of common stock options of $29.7 million. The major components contributing to the use of cash for fiscal year 2020 were the regular and special dividends paid of $444.2 million and payments under Shelf Facility Agreements and Private Placement Debt of $20.0 million. These uses of cash were partially offset by proceeds from the issuance of long-term debt of $100.0 million and net borrowings under our credit facilities of $96.2 million.

Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility which was subsequently amended and extended in August 2021. As of August 28, 2021, the Company also has three uncommitted credit facilities, totaling $208.0 million of maximum uncommitted availability. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about our credit facilities. As of August 28, 2021, we were in compliance with the operating and financial covenants of our credit facilities.

Subsequent to fiscal year 2021, the Company made additional payments of $34.0 million through October 1, 2021 on its revolving credit facility. The current unused balance of $395.8 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.  See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf agreements. In June 2018 and March 2020, we entered into additional note purchase agreements. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about these transactions.

Financing Arrangements

From time to time, we enter into financing arrangements with vendors to purchase certain IT equipment or software. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of August 28, 2021, certain of our operations are conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. Operating lease asset impairment charges, net of gains related to settlement of lease liabilities, are included within Restructuring costs in the Consolidated Statement of Income for fiscal year 2021. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026. See Note 10, “Leases” in the Notes to Consolidated Financial Statements for more information about our finance and operating leases.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Future Liquidity Outlook

Our future contractual obligations as of August 28, 2021 (in thousands) are as follows:

Contractual Obligations	2022	Thereafter
Operating lease obligations(1)	$15,420	$39,531
Finance lease obligations, net of interest(2)	1,353	1,206
Maturities of long-term debt obligations, net of interest(3)	—	583,750
Estimated interest on long-term debt(4)	12,849	39,407
Total contractual obligations	$29,622	$663,894

(1)Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal year 2024. See Note 10, “Leases” in the Notes to Consolidated Financial Statements for additional information on our operating lease arrangements.

(2)As of August 28, 2021, the Company has entered into various finance leases for certain IT equipment, which expire on varying dates through fiscal year 2026. See Note 10, “Leases” in the Notes to Consolidated Financial Statements for additional information on our finance lease arrangements.

(3)Excludes debt issuance costs.

(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year end.

As of August 28, 2021, the Company had recorded a non-current liability of $5.1 million for tax uncertainties and interest. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements.

We have not entered into any off-balance sheet arrangements and there are no commitments or obligations (including, but not limited to, guarantees; retained or contingent interests in assets transferred; contractual arrangements that support the credit, liquidity or market risk for transferred assets; or risk related to derivatives or other financial products related to our equity securities), including contingent obligations, with unconsolidated entities or persons that had during the periods presented herein or are reasonably likely to have a material impact on the financial statements.

Critical Accounting Estimates

We make estimates, judgments and assumptions in determining the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. The accounting policies described below are impacted by our critical accounting estimates. More information on the critical accounting estimates can be found in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. The Company considers several factors to estimate the allowance for credit losses in accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables, and also reflects the adoption of the new accounting standard related to current expected credit losses in the most recent fiscal year. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for more information.

Inventories

Inventory is reflected at the lower of weighted average cost or net realizable value considering future demand, market conditions and physical condition of the inventory. We write-down inventories for shrinkage and slow-moving or obsolete inventory. The analysis includes inventory levels, sales information, historical write-down information, and the on-hand quantities relative to the sales history for the product.

Goodwill and Indefinite-Lived Intangible Assets

The purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.

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

Other

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, accruals related to self-insured associate health costs, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the SEC. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of the Company. More information on these additional accounting policies can be found in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

We are exposed to interest rate risk on our variable-rate debt. During fiscal year 2021, the Company entered into two uncommitted credit facilities and amended its existing uncommitted credit facility entered into during fiscal year 2020. Additionally, the Company amended its committed credit facility during fiscal year 2021. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about the credit facilities.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (the “AARC”) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. The AARC has proposed a paced market transition plan to SOFR from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. We do not currently have material contracts, with the exception of our credit facilities, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

Borrowings under our committed and uncommitted credit facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100-basis point increase or decrease in interest rates would impact our interest costs by approximately $2.8 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

In addition, our interest income is most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash.

We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Risks

Approximately 94% of our sales are denominated in U.S. dollars and are primarily from customers in the United States. As a result, currency fluctuations are currently not material to our operating results. To the extent that we engage in more significant international sales in the future, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have monitored and will continue to monitor our exposure to currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (the “Company”) as of August 28, 2021 and August 29, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended August 28, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 28, 2021 and August 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 20, 2021 expressed an unqualified opinion thereon.

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

Measurement of Inventory Valuation Reserves
Description of the Matter

As of August 28, 2021, the Company’s net inventory balance was $624,169 thousand. As more fully described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company establishes the inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analyses of the required inventory valuation reserves include consideration of inventory levels, sales information, historical write-off information and the on-hand quantities relative to the sales history for the product. The Company also considers factors such as the inventory age, historic and current demand trends, and assumptions regarding future demand. The Company’s analyses also included the impact of COVID-19, and as a result the Company recorded PPE-related inventory write-downs of $30,091 thousand to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value.

Auditing management’s analyses to determine its inventory valuation reserves were complex as auditor judgment was necessary in evaluating the amounts that should be reserved based on the assumptions detailed in the preceding paragraph.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory valuation reserve process, including controls over the inputs and assumptions described above, that are used in management’s calculation.

Our audit procedures to test the adequacy of the inventory valuation reserves included, among others, evaluating the appropriateness of management’s inputs to the inventory valuation reserves calculation which reflects consideration of the impact of COVID-19, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, inventory levels and sales history for each class of inventory, and third party market data for PPE-related inventory. We compared actual write-off activity in recent years to the inventory valuation reserve estimated by the Company in prior years to evaluate management’s ability to accurately estimate the reserve. We also audited management’s calculation of the inventory valuation reserves by testing the mathematical accuracy of the Company’s reserve calculations. In addition, we performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Jericho, New York

October 20, 2021

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 28,	August 29,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$40,536	$125,211
Accounts receivable, net of allowance for credit losses of $18,416 and $18,249, respectively	560,373	491,743
Inventories	624,169	543,106
Prepaid expenses and other current assets	89,167	77,710
Total current assets	1,314,245	1,237,770
Property, plant and equipment, net	298,416	301,979
Goodwill	692,704	677,579
Identifiable intangibles, net	101,854	104,873
Operating lease assets	49,011	56,173
Other assets	5,885	4,056
Total assets	$2,462,115	$2,382,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$202,433	$122,248
Current portion of operating lease liabilities	13,927	21,815
Accounts payable	186,330	125,775
Accrued expenses and other current liabilities	159,238	138,895
Total current liabilities	561,928	408,733
Long-term debt including obligations under finance leases	583,616	497,018
Noncurrent operating lease liabilities	36,429	34,379
Deferred income taxes and tax uncertainties	108,827	121,727
Other noncurrent liabilities	9,443	—
Total liabilities	1,300,243	1,061,857
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,042,901 and 46,989,719 shares issued, respectively	48	47
Class B Common Stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 9,844,856 shares issued and outstanding, respectively	9	10
Additional paid-in capital	740,867	690,739
Retained earnings	532,315	749,515
Accumulated other comprehensive loss	(17,984)	(21,418)
Class A treasury stock, at cost, 1,223,644 and 1,227,192 shares, respectively	(104,384)	(103,948)
Total MSC Industrial shareholders’ equity	1,150,871	1,314,945
Noncontrolling interest	11,001	5,628
Total shareholders' equity	1,161,872	1,320,573
Total liabilities and shareholders’ equity	$2,462,115	$2,382,430

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share data)

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,243,224	$3,192,399	$3,363,817
Cost of goods sold	1,909,709	1,849,077	1,931,774
Gross profit	1,333,515	1,343,322	1,432,043
Operating expenses	994,468	975,553	1,025,322
Impairment loss, net	5,886	—	—
Restructuring costs	31,392	17,029	6,725
Income from operations	301,769	350,740	399,996
Other income (expense):
Interest expense	(14,510)	(16,673)	(16,890)
Interest income	66	333	518
Other income (expense), net	1,054	(150)	(495)
Total other expense	(13,390)	(16,490)	(16,867)
Income before provision for income taxes	288,379	334,250	383,129
Provision for income taxes	70,442	82,492	94,332
Net income	217,937	251,758	288,797
Less: Net income (loss) attributable to noncontrolling interest	1,030	641	(68)
Net income attributable to MSC Industrial	$216,907	$251,117	$288,865
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$3.89	$4.53	$5.23
Diluted	$3.87	$4.51	$5.20
Weighted-average shares used in computing net income per common share:
Basic	55,737	55,472	55,245
Diluted	56,093	55,643	55,508

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$217,937	$251,758	$288,797
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,852	1,016	(3,404)
Comprehensive income (1)	221,789	252,774	285,393
Comprehensive income attributable to noncontrolling interest:
Net (income) loss	(1,030)	(641)	68
Foreign currency translation adjustments	(418)	342	262
Comprehensive income attributable to MSC Industrial	$220,341	$252,475	$285,723

(1) There were no material taxes associated with other comprehensive income during fiscal years 2021, 2020 and 2019.

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$47	$46	$55
Repurchase and retirement of Class A Common Stock	—	—	(1)
Retirement of treasury stock	—	—	(8)
Exchange of Class B Common Stock for Class A Common Stock	1	—	—
Associate Incentive Plans	—	1	—
Ending Balance	48	47	46
Class B Common Stock
Beginning Balance	10	10	10
Exchange of Class B Common Stock for Class A Common Stock	(1)	—	—
Ending Balance	9	10	10
Additional Paid-in Capital
Beginning Balance	690,739	659,226	657,749
Associate Incentive Plans	50,251	31,513	34,138
Repurchase and retirement of Class A Common Stock	(123)	—	(11,887)
Retirement of treasury stock	—	—	(20,774)
Ending Balance	740,867	690,739	659,226
Retained Earnings
Beginning Balance	749,515	946,651	1,325,822
Net Income	216,907	251,117	288,865
Repurchase and retirement of Class A Common Stock	(67,343)	—	(48,439)
Retirement of treasury stock	—	—	(472,830)
Regular cash dividends declared on Class A Common Stock	(140,296)	(136,258)	(118,798)
Regular cash dividends declared on Class B Common Stock	(27,003)	(30,279)	(26,911)
Special cash dividends declared on Class A Common Stock	(163,511)	(226,984)	—
Special cash dividends declared on Class B Common Stock	(31,840)	(50,650)	—
Dividend equivalents declared, net of cancellations	(4,114)	(4,082)	(1,058)
Ending Balance	532,315	749,515	946,651
Accumulated Other Comprehensive Loss
Beginning Balance	(21,418)	(22,776)	(19,634)
Foreign Currency Translation Adjustment	3,434	1,358	(3,142)
Ending Balance	(17,984)	(21,418)	(22,776)
Treasury Stock
Beginning Balance	(103,948)	(104,607)	(576,748)
Associate Incentive Plans	3,359	4,103	2,813
Repurchase of Class A Common Stock	(3,795)	(3,444)	(24,284)
Retirement of treasury stock	—	—	493,612
Ending Balance	(104,384)	(103,948)	(104,607)
Total Shareholders’ Equity Attributable to MSC Industrial	1,150,871	1,314,945	1,478,550
Noncontrolling Interest
Beginning Balance	5,628	5,329	—
Issuance of Noncontrolling Interest	3,825	—	4,637
Capital Contributions	100	—	1,022
Foreign Currency Translation Adjustment	418	(342)	(262)
Net Income (Loss)	1,030	641	(68)
Ending Balance	11,001	5,628	5,329
Total Shareholders’ Equity	$1,161,872	$1,320,573	$1,483,879
Dividends declared per Class A Common Share	$6.50	$8.00	$2.64
Dividends declared per Class B Common Share	$6.50	$8.00	$2.64
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income	$217,937	$251,758	$288,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,846	69,079	65,377
Non-cash operating lease cost	18,578	22,696	—
Stock-based compensation	17,721	16,932	16,283
Loss on disposal of property, plant and equipment	563	802	416
Inventory write-down	30,091	—	—
Operating lease and fixed asset impairment due to restructuring	16,335	—	—
Provision for credit losses	8,181	11,008	10,763
Deferred income taxes	(13,611)	7,719	14,297
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(73,041)	36,772	(26,948)
Inventories	(107,037)	16,462	(32,528)
Prepaid expenses and other current assets	(10,141)	(11,540)	(8,316)
Operating lease liabilities	(33,312)	(22,184)	—
Other assets	(1,055)	2,809	(2,064)
Accounts payable and accrued liabilities	84,407	(5,574)	2,349
Total adjustments	6,525	144,981	39,629
Net cash provided by operating activities	224,462	396,739	328,426
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(53,746)	(46,991)	(51,773)
Proceeds from sale of available for sale securities	—	—	27,025
Cash used in business acquisitions, net of cash acquired	(22,000)	(2,286)	(11,625)
Net cash used in investing activities	(75,746)	(49,277)	(36,373)
Cash Flows from Financing Activities:
Repurchases of common stock	(71,261)	(3,444)	(84,611)
Payments of regular cash dividends	(167,299)	(166,537)	(145,709)
Payments of special cash dividends	(195,351)	(277,634)	—
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	4,136	4,140	4,600
Proceeds from exercise of Class A Common Stock options	29,667	13,687	15,640
Borrowings under credit facilities	583,500	1,012,200	382,000
Payments under credit facilities	(399,200)	(916,000)	(451,000)
Contributions from noncontrolling interest	100	104	918
Proceeds from other long-term debt	4,750	100,000	—
Payments under Shelf Facility Agreements and Private Placement Debt	(20,000)	(20,000)	—
Payments on finance lease and financing obligations	(2,584)	(2,189)	(28,370)
Other, net	(205)	1,055	903
Net cash used in financing activities	(233,747)	(254,618)	(305,629)
Effect of foreign exchange rate changes on cash and cash equivalents	356	81	(355)
Net increase (decrease) in cash and cash equivalents	(84,675)	92,925	(13,931)
Cash and cash equivalents—beginning of period	125,211	32,286	46,217
Cash and cash equivalents—end of period	$40,536	$125,211	$32,286
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$73,116	$68,929	$79,334
Cash paid for interest	$13,995	$14,973	$16,648
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial” or the “Company”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of 28 branch offices, seven regional inventory centers and 11 customer fulfillment centers.

Principles of Consolidation

The consolidated financial statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations, and the operations of the Company’s suppliers and vendors, as a result of quarantines, facility closures, and travel and logistics restrictions. During fiscal year 2020, the Company experienced an increase in the volume of its sales of safety-related products. However, the Company has also realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the pandemic. During the second quarter of fiscal year 2021, the Company incurred personal protective equipment (“PPE”)-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its estimated net realizable value. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on the Company’s customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and the pace and the extent to which normal economic and operating conditions can resume. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

As the impact of the COVID-19 pandemic has begun to abate, and restrictions on business and commercial activity have been lifted, the economy in the United States has experienced acute increases in demand for certain products and services, including the demand for fuel, labor and certain products the Company sells or the inputs for such products. In some cases, this has led to shortages of fuel, labor and certain such products. While such shortages have not yet had a material impact on the Company’s business or results of operations, they may do so in the future and the Company cannot reasonably estimate the future impacts of such shortages at this time.

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. The financial statements for fiscal years 2021, 2020 and 2019 contain activity for 52 weeks. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used in preparing the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Concentrations of Credit Risk

The Company’s mix of receivables is diverse, selling its products primarily to end-users. The Company’s customer base represents many diverse industries primarily concentrated in the United States. The Company performs periodic credit evaluations of its customers’ financial condition, and collateral is generally not required. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness, and the Company provides a reserve for accounts that it believes to be uncollectible.

The Company’s cash includes deposits with commercial banks. The terms of these deposits and investments provide that all monies are available to the Company upon demand. The Company maintains the majority of its cash with high- quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the U.S. financial systems could limit access to funds and/or result in a loss of principal.

Allowance for Credit Losses

The Company establishes reserves for customer accounts that are deemed uncollectible. The allowance for credit losses is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables, and also reflects the adoption of the new accounting standard related to current expected credit losses in the most recent fiscal year. See “Recently Adopted Accounting Pronouncements.” in this Note 1 for more information. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts.

Inventories

Inventories consist of merchandise held for resale and are stated at the lower of weighted average cost or net realizable value. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type and considering such factors as its age, historic and current demand trends, the physical condition of the inventory, historical write-down information as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence. In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.

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

Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from three years to 40 years for leasehold improvements and buildings, three years to 10 years for computer systems, equipment and software, and three years to 20 years for furniture, fixtures and equipment.

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

Leases

The Company’s lease portfolio includes certain real estate (branch offices, customer fulfillment centers and regional inventory centers), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

For real estate leases, lease components and non-lease components, such as common area maintenance, are grouped as a single lease component. All leases with an initial term of 12 months or less are not included on the balance sheet. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations.

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

The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a single step approach. This single step approach compares the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2021, 2020 and 2019.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of August 31, 2019	$677,266
Foreign currency translation adjustments	313
Balance as of August 29, 2020	$677,579
Hurst acquisition (1)	9,282
MSC Mexico acquisition (2)	4,753
Foreign currency translation adjustments	1,090
Balance as of August 28, 2021	$692,704

(1)In June 2021, the Company acquired a majority ownership interest in Hurst (as defined in Note 5, “Business Combinations”). The Company holds an 80% interest in the business.

(2)In July 2021, MSC Mexico (as defined in Note 5, “Business Combinations”) acquired additional assets of TAC (as defined in Note 5, “Business Combinations”) in conjunction with the acquisition of its outsourcing and logistics businesses. The Company holds a 75% interest in MSC Mexico.

See Note 5, “Business Combinations” for further discussion of this acquisition.

The components of the Company’s intangible assets for fiscal years 2021 and 2020 are as follows:

				For the Fiscal Years Ended
				August 28, 2021		August 29, 2020
	Weighted Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$220,669	$(133,361)	$214,460	$(123,958)
Non-Compete Agreements		3		766	(21)	—	—
Trademarks	1	-	5	7,567	(6,577)	7,403	(5,843)
Trademarks	Indefinite			12,811	—	12,811	—
Total				$241,813	$(139,959)	$234,674	$(129,801)

For fiscal year 2021, the Company recorded approximately $7,375 of intangible assets, consisting of the acquired customer relationships, non-compete agreements and trademarks from the Hurst and MSC Mexico acquisitions. See Note 5, “Business Combinations.” During fiscal year 2021, approximately $236 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. For fiscal year 2020, the Company did not record any additional intangible assets. For fiscal year 2020, approximately $443 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates of the use pattern of the asset. Amortization expense of the Company’s intangible assets was $10,934, $11,463 and $11,746 during fiscal years 2021, 2020, and 2019, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year
2022	$11,389
2023	11,245
2024	10,911
2025	10,661
2026	10,641

Impairment of Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets, operating lease right-of-use assets, and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized. In fiscal year 2021, the Company recorded impairment losses on its operating lease right-of-use assets related to the enhanced customer support model. See Note 13, “Restructuring Costs” for further discussion. No impairment losses were required to be recorded by the Company during fiscal years 2020 and 2019.

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

Gross Profit

Gross profit primarily represents the difference between the sale price to our customers and the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight. The cost of outbound freight (including internal transfers), purchasing, receiving and warehousing are included in operating expenses.

Vendor Consideration

The Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to the cost of goods sold in the consolidated statements of income when the inventory is sold. In addition, the Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is reflected in operating expenses in the consolidated statements of income. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in operating expenses in the consolidated statements of income was approximately $17,749, $13,341 and $18,812 during fiscal years 2021, 2020 and 2019, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping, and handling costs associated with outbound freight in Operating expenses in the Company’s Consolidated Statements of Income. The shipping and handling costs in Operating expenses were approximately $133,737, $125,859 and $138,242 during fiscal years 2021, 2020 and 2019, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock awards, restricted stock units and performance share units is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s Class A Common Stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants. The expected volatility factor is based on the volatility of the Company’s Class A Common Stock for a period equal to the expected term of the stock option. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and restricted stock award and unit forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

Share Repurchases and Treasury Stock

Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and is included in “Class A treasury stock, at cost” on the Consolidated Balance Sheets. When the Company reissues treasury stock, the gains are recorded in additional paid-in capital (“APIC”), while the losses are recorded to APIC to the extent that the previous net gains on the reissuance of treasury stock are available to offset the losses. If the loss is larger than the previous gains available, then the loss is recorded to retained earnings. The Company accounts for repurchased shares retired immediately or treasury stock retired under the constructive retirement method. When shares are retired, the par value of the repurchased shares is deducted from common stock and the excess repurchase price over par is deducted by allocation to both APIC and retained earnings. The amount allocated to APIC is calculated as the original cost of APIC per share outstanding using the first-in, first-out flow assumption and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair values of any long-term obligations was not significantly different than the carrying values at August 28, 2021 and August 29, 2020.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $4,782 and $10,995 as of August 28, 2021 and August 29, 2020, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-effected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from U.S. locations. For fiscal year 2021, the Company’s operations in the United Kingdom, Canada and Mexico represented approximately 6% of its consolidated net sales.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 established principles and requirements for recognizing the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interest in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information that users may need to evaluate and understand the financial impact of the business combination. See Note 5, “Business Combinations” for further discussion.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses

Effective August 30, 2020, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill Impairment

Effective August 30, 2020, the Company adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard eliminates the second step from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Cloud Computing Arrangements

Effective August 30, 2020, the Company adopted FASB ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 clarifies the requirements for capitalizing implementation costs in cloud computing arrangements and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years, with early adoption permitted. The Company is required to apply this guidance in its fiscal year 2022 interim and annual financial statements. Currently, the Company does not expect this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior period Operating expenses were reclassified into Restructuring costs within the Company’s Consolidated Statements of Income to conform to the current period presentation. These reclassifications did not affect income from operations in any period presented.

Furthermore, prior period cash dividends declared on Class A and Class B Common Stock have been further disaggregated into regular and special cash dividends declared on Class A and Class B Common Stock to conform to the current period presentation within the Company’s Consolidated Statements of Shareholder’s Equity. These reclassifications did not impact total dividends declared in any period presented.

2. REVENUE

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $5,759 and $5,315 as of August 28, 2021 and August 29, 2020, respectively, and are reported as Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to a Customer

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $16,844 and $19,679 as of August 28, 2021 and August 29, 2020 respectively, and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $2,547 and $3,762 as of August 28, 2021 and August 29, 2020, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have material unsatisfied performance obligations, contract assets or liabilities as of August 28, 2021 and August 29, 2020.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and MRO products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed.

The following table presents the Company’s percentage of net sales by customer end-market for fiscal years 2021 and 2020:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	August 28, 2021	August 29, 2020
	(52 weeks)	(52 weeks)
Manufacturing Heavy	48%	45%
Manufacturing Light	20%	21%
Government	9%	10%
Retail/Wholesale	7%	7%
Commercial Services	4%	5%
Other (1)	12%	12%
Total net sales	100%	100%

(1)	The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for fiscal years 2021 and 2020:

	For the Fiscal Year Ended		For the Fiscal Year Ended
	August 28, 2021		August 29, 2020
	(52 weeks)		(52 weeks)
United States	$3,049,543	94%	$3,044,943	95%
Mexico	91,917	3%	57,549	2%
United Kingdom	54,844	2%	48,505	2%
Canada	46,920	1%	41,402	1%
Total net sales	$3,243,224	100%	$3,192,399	100%

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 28, 2021 and August 29, 2020.

During fiscal years 2021 and 2020, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, the Company signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. During fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC. This transaction is currently within a permitting period as outlined within the Purchase and Sale Agreement. As of August 28, 2021, the related assets had a carrying value of approximately $15,300 and are included in Property, plant and equipment, net on the Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of August 28, 2021. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

4. NET INCOME PER SHARE

In prior periods, the Company’s non-vested restricted stock awards contained non-forfeitable rights to dividends and met the criteria of a participating security as defined by ASC Topic 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities with respect to prior periods. As such, the Company presents basic and diluted earnings per share for its common stock. The dilutive effect of participating securities for prior periods is calculated using the more dilutive of the treasury stock or the two-class method. For fiscal year 2019, the Company determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation was adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share. For fiscal years 2021 and 2020, the Company used the treasury stock method, as the Company discontinued its grants of these participating securities in fiscal year 2015 and the remaining restricted stock awards vested in March 2020.

The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for fiscal years 2021 and 2020 and under the two-class method for fiscal year 2019:

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)

Numerator:
Net income attributable to MSC Industrial as reported	$216,907	$251,117	$288,865
Less: Distributed net income available to participating securities	—	—	(45)
Less: Undistributed net income available to participating securities	—	—	(75)

Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$216,907	$251,117	$288,745
Add: Undistributed net income allocated to participating securities	—	—	75
Less: Undistributed net income reallocated to participating securities	—	—	(75)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$216,907	$251,117	$288,745

Denominator:
Weighted-average shares outstanding for basic net income per share	55,737	55,472	55,245
Effect of dilutive securities	356	171	263
Weighted-average shares outstanding for diluted net income per share	56,093	55,643	55,508
Net income per share:
Basic	$3.89	$4.53	$5.23
Diluted	$3.87	$4.51	$5.20

Potentially dilutive securities	314	1,393	1,080

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of the Company’s Class A Common Stock, and therefore their inclusion would be anti-dilutive.

5. BUSINESS COMBINATIONS

Acquisition of Certain Assets of TAC

In February 2019, two subsidiaries of which the Company holds a 75% interest, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). The portion of the consideration attributable to the Company was $13,911, which included the Company’s portion of a post-closing working capital adjustment in the amount of $2,286 which was paid out to TAC in December 2019.

In July 2021, MSC Mexico acquired additional assets of TAC in conjunction with the acquisition of its outsourcing and logistics businesses. Following this acquisition, the Company retains its 75% interest in MSC Mexico. This acquisition provides the Company with the opportunity to further expand its business throughout North America. The portion of the consideration attributable to the Company is $8,061, which includes cash paid of $6,719 and the fair value of contingent consideration to be paid out of $1,342. Total cash consideration funded by the Company came from available cash resources of $1,969 and a note payable of $4,750. The fair value of the contingent consideration to be paid out represents the present value of the $2,600 contingent consideration as of the acquisition date based on a probability-weighted fair value measurement.

This acquisition was accounted for as a business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s acquisition accounting as of August 28, 2021 is preliminary primarily due to the pending final valuation and any additional working capital adjustments to the purchase price. The following table summarizes the amounts of identified assets acquired based on the estimated fair value at the acquisition date:

Accounts receivable	$180
Identifiable intangibles	2,575
Goodwill	4,753
Property, plant and equipment	553
Total Purchase Price Consideration	$8,061

Acquired identifiable intangible assets with a fair value of $2,575 consisted of customer relationships of $1,809 with a useful life of nine years and non-compete agreements of $766 with a useful life of three years. The goodwill amount of $4,753 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the acquisition of certain assets and the benefit from adding a platform to expand the Company’s footprint in Mexico, specifically in high-touch, sticky solutions such as on-site crib management and vendor-managed inventory and with an expertise in PPE. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.

The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value. The amount of revenue and loss before provision for income taxes from MSC Mexico related to its outsourcing and logistics businesses included in the Company’s Consolidated Statements of Income was insignificant for fiscal year 2021. In addition, the Company incurred non-recurring transaction and integration costs relating to MSC Mexico totaling $659, which are included in the Company’s Consolidated Statement of Income as Operating expenses for fiscal year 2021.

Acquisition of Hurst

In June 2021, the Company acquired 80% of the outstanding shares of privately held Wm. F. Hurst Co., LLC (“Hurst”), a Wichita, Kansas-based distributor of metalworking tools and supplies with deep expertise and customer relationships in the aerospace industry.  The portion of the consideration attributable to the Company is $15,301, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $101 that was paid to the sellers of Hurst in August 2021. Total cash consideration funded by the Company came from available cash resources and borrowings under the Amended Revolving Credit Facility (as defined below) (see Note 9, “Debt”).

Hurst serves customers from offices in Wichita, Kansas, Kansas City, Missouri and Dallas, Texas. The acquisition enhances the Company’s leadership position in metalworking and expands its presence in the aerospace industry. The Company plans to provide Hurst’s customer base access to its product portfolio to support their full metalworking and MRO needs.

This acquisition was accounted for as a business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s acquisition accounting as of August 28, 2021 is preliminary primarily due to the pending final valuation and any additional working capital adjustments to the purchase price. The following table summarizes the amounts of identified assets acquired based on the estimated fair value at the acquisition date:

Cash	$20
Inventories	2,431
Accounts receivable	2,958
Prepaid expenses and other current assets	232
Identifiable intangibles	4,800
Goodwill	9,282
Property, plant and equipment	535
Total assets acquired	$20,258
Accounts payable	772
Accrued liabilities	360
Total liabilities assumed	$1,132
Net assets acquired	$19,126
Less: Fair Value of Noncontrolling Interest	(3,825)
Total MSC Industrial Purchase Price Consideration	$15,301

Acquired identifiable intangible assets with a fair value of $4,800 consisted of customer relationships of $4,400 with a useful life of seven years and a trademark of $400 with a useful life of five years. The goodwill amount of $9,282 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and noncontrolling interest. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit from adding a highly complementary provider of metalworking tools and supplies with deep expertise and customer relationships in the aerospace industry. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.

 The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value. The amount of revenue and loss before provision for income taxes from Hurst included in the Company’s Consolidated Statements of Income was insignificant for fiscal year 2021. In addition, the Company incurred non-recurring transaction and integration costs relating to Hurst totaling $360, which are included in the Company’s Consolidated Statements of Income as Operating expenses for fiscal year 2021.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				August 28,	August 29,
	Number of Years			2021	2020
Land		—		$28,151	$28,139
Building and improvements	3	-	40	189,510	188,882
Leasehold improvements	The lesser of lease term or 7			5,038	3,306
Furniture, fixtures and equipment	3	-	20	173,298	184,837
Computer systems, equipment and software	3	-	10	452,328	424,134
				848,325	829,298
Less: accumulated depreciation and amortization				549,909	527,319
Total				$298,416	$301,979

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $606 and $639 at August 28, 2021 and August 29, 2020, respectively. Depreciation expense was $57,199, $57,229 and $53,243 for fiscal years 2021, 2020 and 2019, respectively.

7. INCOME TAXES

The components of income before provision for income taxes were as follows:

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
Domestic	$282,478	$329,482	$383,515
Foreign	5,901	4,768	(386)
Total	$288,379	$334,250	$383,129

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
Current:
Federal	$60,988	$58,501	$66,248
State and local	15,237	14,564	16,239
Foreign	1,327	1,073	(87)
	77,552	74,138	82,400
Deferred:
Federal	(5,513)	7,392	10,622
State and local	(842)	1,091	1,310
Foreign	(755)	(129)	—
	(7,110)	8,354	11,932
Total	$70,442	$82,492	$94,332

Significant components of deferred tax assets and liabilities are as follows:

	August 28,	August 29,
	2021	2020
Deferred tax liabilities:
Depreciation	$(38,825)	$(41,049)
Right-of-use assets	(10,998)	(14,260)
Goodwill	(105,203)	(96,303)
Intangible amortization	(2,667)	(1,478)
	(157,693)	(153,090)
Deferred tax assets:
Accounts receivable	4,154	4,109
Lease liability	10,767	14,231
Inventory	16,194	8,430
Self-insurance liability	1,859	—
Deferred compensation	328	753
Stock-based compensation	6,295	6,224
Foreign tax credit	2,204	2,159
Less: valuation allowance	(826)	(1,403)
Other accrued expenses/reserves	13,681	8,440
	54,656	42,943
Net Deferred Tax Liabilities	$(103,037)	$(110,147)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	3.7	3.7
Other, net	(0.7)	—	(0.1)
Effective income tax rate	24.4%	24.7%	24.6%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2021 and 2020 were as follows:

	August 28,	August 29,
	2021	2020
Beginning Balance	$12,562	$13,297
Additions for tax positions relating to current year	624	1,682
Additions for tax positions relating to prior years	—	29
Reductions for tax positions relating to prior years	(378)	(25)
Settlements	(5,058)	(956)
Lapse of statute of limitations	(1,631)	(1,465)
Ending Balance	$6,119	$12,562

Included in the balance of unrecognized tax benefits at August 28, 2021 is $1,671 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2021, 2020 and 2019 provisions include interest and penalties of $689, $23 and $27, respectively. The Company had accrued $277 and $585 for interest and penalties as of August 28, 2021 and August 29, 2020, respectively.

The Company has a foreign tax credit carryover of $2,204 of which a valuation allowance of $826 has been provided. This foreign tax credit carryover expires beginning fiscal year 2024.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which is intended to provide economic relief to those impacted by the COVID-19 pandemic. On March 11, 2021, President Biden signed into law the American Rescue Plan Act (the “ARPA”). The ARPA includes several provisions, such as measures that extend and expand the Employee Retention Credit (the “ERC”) provision, previously enacted under the CARES Act, through December 31, 2021. The Company is reviewing the ERC provision of the CARES Act and of the ARPA to determine eligibility and potential impact.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887, of which $9,444 will be remitted by December 31, 2021 and $9,443 will be remitted by December 31, 2022.

The Company is routinely examined by federal and state tax authorities.  The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for fiscal years 2017, 2018 and 2019 which resulted in a settlement. The Company is subject to examination by the Internal Revenue Service from fiscal year 2020 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal year 2018.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 28,	August 29,
	2021	2020
Accrued payroll and fringe	$51,522	$39,840
Accrued bonus	20,946	15,844
Accrued sales, property and income taxes	25,866	14,110
Accrued sales rebates and returns	22,603	24,994
Accrued restructuring and other related costs	4,136	10,990
Accrued dividend equivalents	7,275	5,247
Accrued other	26,890	27,870
Total accrued liabilities	$159,238	$138,895

9. DEBT

Debt at August 28, 2021 and August 29, 2020 consisted of the following:

	August 28,		August 29,
	2021		2020

Amended Revolving Credit Facility	$234,000		$250,000
Uncommitted Credit Facilities	201,500		1,200
Long-Term Note Payable	4,750		-
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
3.42% Series 2018B Notes, due June 11, 2021(1)	-		20,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	191		194
Less: unamortized debt issuance costs	(1,853)		(843)
Total debt, excluding obligations under finance leases	$783,588		$615,551
Less: current portion	(201,160)	(2)	(120,986)	(3)
Total long-term debt, excluding obligations under finance leases	$582,428		$494,565

(1)Represents private placement debt issued under Shelf Facility Agreements.

(2)Consists of $201,500 from the Uncommitted Credit Facilities (as defined below), $87 from financing arrangements, and net of unamortized debt issuance costs expected to be amortized in the next 12 months.

(3)Consists of $100,000 from the Amended Revolving Credit Facility (as defined below), $1,200 from the Uncommitted Credit Facilities, $20,000 from the 3.42% Series 2018B Notes, due June 11, 2021, $194 from financing arrangements, and net of unamortized debt issuance costs expected to be amortized in the next 12 months.

Amended Revolving Credit Facility

In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended and extended in August 2021 (as amended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on August 24, 2026, provides for a five year unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either LIBOR or a base rate, plus a spread based on the Company’s consolidated leverage ratio at the end of each fiscal reporting quarter. The Amended Revolving Credit Facility also includes procedures for the succession from LIBOR to an alternative benchmark rate. Depending on the interest period the Company selects, interest may be payable every one, two or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on LIBOR with one-month interest periods.

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $4,235 and $16,742 at August 28, 2021 and August 29, 2020, respectively.

Uncommitted Credit Facilities

During fiscal year 2021, the Company entered into two uncommitted credit facilities which, together with the existing uncommitted credit facility entered into during fiscal year 2020, which was subsequently amended during fiscal year 2021 (the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”), total $208,000 in aggregate maximum uncommitted availability, under which $201,500 was outstanding at August 28, 2021. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

Because the interest rates on the Uncommitted Credit Facilities are often lower than the interest rates which are available on the Company’s other sources of financing, the Company has used, and intends to use in the future, the Uncommitted Credit Facilities for opportunistic refinancing of the Company’s existing indebtedness. The Company does not presently view the Uncommitted Credit Facilities as sources of incremental debt financing of the Company due to the uncommitted nature of the Uncommitted Credit Facilities, but reserves the right to use the Uncommitted Credit Facilities to incur additional debt where appropriate under the then existing credit market conditions.

The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $201,500 outstanding balance at August 28, 2021 and the $1,200 outstanding balance at August 29, 2020 under the Uncommitted Credit Facilities and the $100,000 outstanding balance at August 29, 2020 under the Amended Revolving Credit Facility are included in the Current portion of debt including obligations under finance leases on the Company’s Consolidated Balance Sheets.

During fiscal year 2021, the Company borrowed an aggregate $583,500 and repaid an aggregate $399,200 under the Credit Facilities. As of August 28, 2021 and August 29, 2020, the weighted-average interest rates on borrowings under the Credit Facilities were 1.11% and 1.42%, respectively.

Private Placement Debt

In July 2016, the Company completed the issuance and sale of $75,000 aggregate principal amount of 2.65% Senior Notes, Series A, due July 28, 2023, and $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025; and, in March 2020, the Company completed the issuance and sale of $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027 (collectively, the “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates. All of the Private Placement Debt is unsecured.

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of August 28, 2021, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023, and $50,000 aggregate principal amount of 2.40% Senior Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

In June 2021, the Company paid $20,000 to satisfy its obligation on the 3.42% Series 2018B Notes, due June 11, 2021, associated with the Met Life Note Purchase Agreement referenced above.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt, and the Shelf Facility Agreements. At August 28, 2021, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Maturities of Long-Term Debt

Maturities of long-term debt, excluding finance leases and financing obligations, as of August 28, 2021 are as follows:

Maturities of
Fiscal Year	Long-Term Debt
2022	$—
2023	125,000
2024	50,000
2025	20,000
2026	334,000
Thereafter	54,750
Total	$583,750

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based upon the terms agreed to with the applicable vendor. During fiscal years 2021 and 2020, the Company entered into financing arrangements related to certain information technology equipment and software totaling $1,286 and $1,164, respectively.

10. LEASES

The Company’s lease portfolio includes certain real estate (branch offices, customer fulfillment centers and regional inventory centers), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For fiscal years 2021 and 2020, the variable lease cost was a benefit due to low current interest rates. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

The components of lease cost for fiscal years 2021 and 2020 were as follows:

	For the Fiscal Years Ended
	August 28, 2021	August 29, 2020
Operating lease cost	$22,822	$25,445
Variable lease benefit	(2,001)	(865)
Short-term lease cost	1,074	874
Finance lease cost:
Amortization of leased assets	1,290	1,227
Interest on leased liabilities	83	110
Total Lease Cost	$23,268	$26,791

Supplemental balance sheet information relating to operating and finance leases is as follows:

		August 28,		August 29,
	Classification	2021		2020
Assets
Operating lease assets	Operating lease assets	$49,011	(2)	$56,173
Finance lease assets (1)	Property, plant and equipment, net	2,377		3,625
Total leased assets		$51,388		$59,798
Liabilities
Current
Operating	Current portion of operating lease liabilities	$13,927	(2)	$21,815
Finance	Current portion of debt including obligations under finance leases	1,273		1,262
Noncurrent
Operating	Noncurrent operating lease liabilities	36,429	(2)	34,379
Finance	Long-term debt including obligations under finance leases	1,188		2,453
Total lease liabilities		$52,817		$59,909

(1) Finance lease assets are net of accumulated amortization of $2,729 and $1,439 as of August 28, 2021 and August 29, 2020, respectively.

(2) During fiscal year 2021, the Company recorded an impairment charge of $14,975 for impacted operating lease assets, net of gains related to settlement of lease liabilities, in Restructuring costs on the Consolidated Statements of Income. See Note 13, “Restructuring Costs” for additional information.

	August 28,	August 29,
	2021	2020
Weighted average remaining lease term (years)
Operating Leases	5.0	4.0
Finance Leases	2.0	2.9
Weighted average discount rate
Operating Leases	3.6%	3.6%
Finance Leases	2.7%	2.7%

The following table sets forth supplemental cash flow information related to operating and finance leases:

	For the Fiscal Years Ended
	August 28, 2021	August 29, 2020
Operating Cash Outflows from Operating Leases	$36,653	$24,879
Operating Cash Outflows from Finance Leases	83	110
Financing Cash Outflows from Finance Leases	1,295	1,247
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$26,211	$17,552
Finance Leases	42	1,973

As of August 28, 2021, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2022	$15,420	$1,353	$16,773
2023	11,211	1,027	12,238
2024	7,983	161	8,144
2025	6,254	12	6,266
2026	5,717	6	5,723
Thereafter	8,366	-	8,366
Total Lease Payments	54,951	2,559	57,510
Less: Imputed Interest	4,595	98	4,693
Present Value of Lease Liabilities (2)	$50,356	$2,461	$52,817

(1) Future lease payments by fiscal year are based on contractual lease obligations.
(2) Includes the current portion of $13,927 for operating leases and $1,273 for finance leases.

As of August 28, 2021, the Company’s future lease obligations which have not yet commenced include the Company’s new, co-headquarters in Melville, New York. This 10-year lease commenced in September 2021 and will result in future obligations between $709 and $793 per year from fiscal year 2022 through fiscal year 2026 and $4,317 million thereafter.

11. SHAREHOLDERS’ EQUITY

Share Repurchases

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of the Company’s Class A Common Stock. There is no expiration date governing the period over which the Company can repurchase shares under the Share Repurchase Program. As of August 28, 2021, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000 shares. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During fiscal years 2021 and 2020, the Company repurchased 789 shares and 48 shares, respectively, of its Class A Common Stock for $71,261 and $3,444, respectively. In fiscal year 2021, 736 of the shares repurchased were immediately retired. In fiscal years 2021 and 2020, 53 and 48 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program.

Shares of the Company’s Class A Common Stock purchased pursuant to the stock purchase agreement, as well as shares of the Company’s Class A Common Stock purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program, did not reduce the number of shares that may be repurchased under the Share Repurchase Program. The Company reissued 57 and 69 shares of Class A treasury stock during fiscal years 2021 and 2020 to fund the Associate Stock Purchase Plan (as defined below) (see Note 12, “Associate Benefit Plans”).

Common Stock

Each holder of the Company’s Class A Common Stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of shareholders, including the election of directors. The holders of the Company’s Class B Common Stock are entitled to 10 votes for each share held of record on the applicable record date and are entitled to vote, together with the holders of the Class A Common Stock, on all matters which are subject to shareholder approval. Holders of Class A Common Stock and Class B Common Stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities and there are no redemption or sinking fund provisions with respect to such stock.

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A Common Stock and Class B Common Stock with respect to dividend or liquidation rights, or both. As of August 28, 2021, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Board of Directors instituted a policy of regular quarterly cash dividends to shareholders. This policy is reviewed regularly by the Board of Directors. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon its earnings, capital requirements, financial condition and other factors.

On October 14, 2021, the Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on November 30, 2021 to shareholders of record at the close of business on November 16, 2021. The dividend will result in a payout of approximately $41,606, based on the number of shares outstanding at October 1, 2021.

12. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC Topic 718. Stock-based compensation expense included in Operating expenses for fiscal years 2021, 2020 and 2019 was as follows:

	For the Fiscal Years Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
Stock options	$2,285	$3,645	$4,786
Restricted share awards	—	185	1,552
Restricted stock units	13,976	12,319	9,633
Performance share units	1,233	575	—
Associate Stock Purchase Plan	227	208	312
Total	17,721	16,932	16,283
Deferred income tax benefit	(4,324)	(4,182)	(4,006)
Stock-based compensation expense, net	$13,397	$12,750	$12,277

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”). The 2015 Omnibus Incentive Plan replaced the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Incentive Plan. Awards under the 2015 Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2015 Omnibus Incentive Plan, the maximum aggregate number of shares of Class A Common Stock authorized to be issued under the 2015 Omnibus Incentive Plan was 5,217 shares, of which 1,432 authorized shares of Class A Common Stock were remaining as of August 28, 2021.

Stock Options

A summary of the status of the Company’s stock options at August 28, 2021 and changes during fiscal year 2021 is presented in the table and narrative below:

	2021
	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,539	$75.76
Granted	—	—
Exercised	(401)	73.96
Canceled/Forfeited	(8)	79.63
Outstanding - end of year	1,130	$76.38
Exercisable - end of year	890	$74.87

The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $5,826, $2,604 and $1,882, respectively. The unrecognized share-based compensation cost related to stock option expense at August 28, 2021 was $1,385 and will be recognized over a weighted average period of 0.8 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its Class A Common Stock on the date of grant. Such options generally vest over a period of four years and expire at seven years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

Expected Term — The estimate of expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants.

Expected Volatility — The expected volatility factor is based on the volatility of the Company’s Class A Common Stock for a period equal to the expected term of the stock option.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock option.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of paying quarterly dividends on its Class A Common Stock.

The Company discontinued its grants of stock options in fiscal year 2020. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during fiscal year 2019 were as follows:

2019
Expected life (in years)	4.0
Risk-free interest rate	2.98%
Expected volatility	23.1%
Expected dividend yield	2.70%
Weighted-Average Grant-Date Fair Value	$14.05

The following table summarizes information about stock options outstanding and exercisable at August 28, 2021:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at August 28, 2021	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value	Number of Options Exercisable at August 28, 2021	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value
$ 58.90 – $ 71.33	389	1.7	$66.20	$7,449	389	1.7	$66.20	$7,449
71.34 – 79.60	271	3.2	79.60	1,561	190	3.2	79.60	1,093
79.61 – 81.76	73	1.2	81.76	262	73	1.2	81.76	262
81.77 – 83.03	397	3.4	83.16	867	238	2.8	83.13	529
	1,130	2.6	$76.38	$10,139	890	2.3	$74.87	$9,333

Performance Share Units

Beginning in fiscal year 2020, the Company granted performance share units (“PSUs”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount.

The following table summarizes all transactions related to PSUs under the 2015 Omnibus Incentive Plan (based on target award amounts) for fiscal year 2021:

	2021
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested PSUs at the beginning of the year	28	$76.32
Granted	31	74.79
Vested	—	—
Canceled/Forfeited	(1)	75.55
Non-vested PSUs at the end of the year (1)	58	$75.52
(1) Excludes 8 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of the Company’s Class A Common Stock on the date of grant. Upon vesting, subject to achievement of performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining PSUs will be settled in shares of the Company’s Class A Common Stock when vested. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid out in unrestricted shares of the Company’s Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at August 28, 2021 was $2,479 and is expected to be recognized over a period of 1.7 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity for fiscal year 2021 is as follows:

	2021
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested RSU awards at the beginning of the year	482	$76.73
Granted	235	75.16
Vested	(168)	74.65
Canceled/Forfeited	(25)	76.79
Non-vested RSU awards at the end of the year (1)	524	$76.69
(1) Excludes approximately 84 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A Common Stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s Class A Common Stock after the vesting period. These awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these additional RSUs are subject to the same vesting periods as the RSUs in the underlying award. The dividend equivalents are not included in the RSU table above. The unrecognized compensation cost related to the RSUs at August 28, 2021 was $28,433 and is expected to be recognized over a period of 2.6 years.

Associate Stock Purchase Plan

The Company has established a qualified Associate Stock Purchase Plan, the terms of which allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of the Company’s Class A Common Stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A Common Stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 to 1,500 shares. As of August 28, 2021, approximately 347 shares remain reserved for issuance under this plan. Associates purchased approximately 57 and 69 shares of Class A Common Stock during fiscal years 2021 and 2020 at an average per share price of $72.87 and $59.71, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2021, 2020 and 2019, the Company contributed $7,952, $5,491 and $8,439, respectively, to the plan. The Company contributions are discretionary. The Company temporarily suspended the employer matching contribution to eligible participants in the Company’s 401(k) on April 13, 2020, and the matching contribution was reinstated on September 17, 2020.

13. RESTRUCTURING COSTS

Enhanced Customer Support Model

In fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. Along with this transition, the Company closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers. Restructuring costs for fiscal year 2021 consist of impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs.

Optimization of Company Operations

Beginning in fiscal year 2019, the Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. Beginning in fiscal year 2020, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2019 through 2021 in order to facilitate its workforce realignment.

The following table summarizes restructuring and other related costs:

	For the Fiscal Years Ended
	August 28,	August 29,
	2021	2020
Operating lease asset impairment loss	$17,923	$—
Settlement of lease liabilities (gain)	(2,948)	—
Other exit-related costs	3,282	—
Consulting-related costs	8,615	6,583
Associate severance and separation costs	4,267	10,142
Equity acceleration costs associated with severance	253	304
Total restructuring and other related costs	$31,392	$17,029

The following table summarizes activity related to liabilities associated with restructuring and other related costs:

	Consulting-related costs	Separation and severance costs	Other exit-related costs	Total
Balance at August 31, 2019	$—	$6,044	$—	$6,044
Additions	6,583	10,142	—	16,725
Payments and other adjustments	(2,520)	(9,259)	—	(11,779)
Balance at August 29, 2020	4,063	6,927	—	10,990
Additions	8,615	4,267	3,282	16,164
Payments and other adjustments	(9,350)	(10,827)	(2,841)	(23,018)
Balance at August 28, 2021	$3,328	$367	$441	$4,136

14. ASSET IMPAIRMENTS

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

Impairment Loss, Net

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of the prepaid asset and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20,840 of loss recovery which was reflected in its Consolidated Statements of Income related to this PPE prepayment impairment. The Company continues to pursue its legal avenues for recovery of the remaining prepayment.

15. COMMITMENTS AND CONTINGENCIES

Leases Commitments

The Company’s lease portfolio includes certain real estate (branch offices, regional inventory centers and customer fulfillment centers), automobiles and other equipment. Refer to Note 10, “Leases” for more information.

Legal Proceedings

In the ordinary course of business, there are various claims, lawsuits and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters, both individually and in aggregate, is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 28, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 28, 2021, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of August 28, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of August 28, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule

13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended August 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc. (the “Company”) internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 28, 2021 and August 29, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 28, 2021, and the related notes and schedule and our report dated October 20, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Jericho, New York

October 20, 2021

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors,” “Corporate Governance” and “Information About our Executive Officers” in the definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by this reference.

The Company has adopted a Code of Ethics (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website, www.mscdirect.com.

The Company will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on the Company’s website, www.mscdirect.com. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into, and does not constitute a part of, this Report or any other documents the Company files with, or furnishes to, the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Report” in the Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading “Corporate Governance” in the Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

Financial statements filed as a part of this Report are listed on the “Index to Consolidated Financial Statements” at page 35 herein.

(a)(2) Financial Statement Schedules

For the three fiscal years ended August 28, 2021.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant.(P)
3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2012 (File No. 001-14130)).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.05 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (File No. 001-14130)).
4.2	Specimen Class A Common Stock Certificate.(P)
4.3

Amended and Restated Note Purchase Agreement, dated April 14, 2017, by and among the Registrant and the noteholders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2017 (File No. 001-14130)).

4.4	Form of 2.65% Senior Note, Series A, due July 28, 2023 (included in Exhibit 4.3).
4.5	Form of 2.90% Senior Note, Series B, due July 28, 2026 (included in Exhibit 4.3).
10.1

Credit Agreement, dated as of April 14, 2017, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2017 (File No. 001‐14130)).

10.2

Amendment No. 1 to Credit Agreement, dated as of August 24, 2021, by and among the Registrant, the subsidiary guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021 (File No. 001‐14130)).

10.3

Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and MetLife Investment Advisors, LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed on January 17, 2018 (File No. 001-14130)).

10.4

Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018 (File No. 001-14130)).

10.5

MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021 (File No. 001-14130)).†

10.6

MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan, as amended through November 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014 (File No. 001-14130)).†

10.7

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011 (File No. 001-14130)).†

10.8

Form of First Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2020 (File No. 001-14130)).†

10.9

Form of First Amendment to Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (2014 grant) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2020 (File No. 001-14130)).†

10.10

MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 filed on January 15, 2015 (File No. 333-201522)).†

Exhibit No.	Description
10.11

Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 (File No. 001-14130)).†

10.12

Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 (File No. 001-14130)).†

10.13

Form of Performance Share Unit Award Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 (File No. 001-14130)). †

10.14	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2016 (File No. 001-14130)). †
10.15

MSC Industrial Direct Co., Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018 (File No. 001-14130)).†

10.16

MSC Industrial Direct Co., Inc. Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 (File No. 001-14130)).†

10.17	Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011 (File No. 001-14130)).†
10.18

Relocation Reimbursement Agreement & Policy Acknowledgment Form (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011 (File No. 001-14130)).†

10.19

Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2016 (File No. 001-14130)).†

10.20

Summary of Non-Executive Directors’ Compensation (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018 (File No. 001-14130)).†

10.21

Board Adviser Agreement, effective as of January 29, 2020, between the Registrant and Roger Fradin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 (File No. 001-14130)).

10.22	Kristen Actis-Grande Offer Letter, dated July 17, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2020 (File No. 001-14130)).†
10.23

Transition Agreement and General Release, dated August 31, 2021, by and between the Registrant and Steve Armstrong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 3, 2021 (File No. 001-14130)).†

Exhibit No.	Description
21.1	List of Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

(P)

Filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-98832). This exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

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

Dated: October 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Chairman of the Board of Directors	October 20, 2021

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2021
/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 20, 2021
/s/ LOUISE GOESER Louise Goeser	Director	October 20, 2021
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 20, 2021
/s/ STEVEN PALADINO Steven Paladino	Director	October 20, 2021
/s/ PHILIP PELLER Philip Peller	Director	October 20, 2021
/s/ RUDINA SESERI Rudina Seseri	Director	October 20, 2021

MSC INDUSTRIAL DIRECT CO., INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 31, 2019
Allowance for credit losses(1)	$12,992	$10,763	$—	$6,667	$17,088
Deducted from asset accounts:
For the fiscal year ended August 29, 2020
Allowance for credit losses(1)	$17,088	$11,008	$—	$9,847	$18,249
Deducted from asset accounts:
For the fiscal year ended August 28, 2021
Allowance for credit losses(1)	$18,249	$8,181	$—	$8,014	$18,416

(1) Included in accounts receivable.
(2) Comprised of uncollected accounts charged against the allowance.

S-1