Form 10-Q
period 2021-11-27
MSC INDUSTRIAL DIRECT CO INC
filed 2021-12-22
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-14130

__________________________________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

__________________________________________

New York (State or other jurisdiction of incorporation or organization)	11-3289165 (I.R.S. Employer Identification No.)

515 Broadhollow Road, Suite 1000, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

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

As of December 10, 2021, 47,136,688 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•the retention of key personnel;

•volatility in commodity and energy prices and the impact of prolonged periods of low, high and rapid inflation;

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

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	November 27,	August 28,
	2021	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,875	$40,536
Accounts receivable, net of allowance for credit losses of $18,331 and $18,416, respectively	578,654	560,373
Inventories	622,624	624,169
Prepaid expenses and other current assets	84,255	89,167
Total current assets	1,348,408	1,314,245
Property, plant and equipment, net	298,975	298,416
Goodwill	691,867	692,704
Identifiable intangibles, net	98,419	101,854
Operating lease assets	52,824	49,011
Other assets	5,851	5,885
Total assets	$2,496,344	$2,462,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$204,484	$202,433
Current portion of operating lease liabilities	13,703	13,927
Accounts payable	177,823	186,330
Accrued expenses and other current liabilities	190,265	159,238
Total current liabilities	586,275	561,928
Long-term debt including obligations under finance leases	558,318	583,616
Noncurrent operating lease liabilities	40,447	36,429
Deferred income taxes and tax uncertainties	108,827	108,827
Other noncurrent liabilities	9,443	9,443
Total liabilities	1,303,310	1,300,243
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,346,135 and 48,042,901 shares issued, respectively	48	48
Class B Common Stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	756,314	740,867
Retained earnings	556,586	532,315
Accumulated other comprehensive loss	(22,065)	(17,984)
Class A treasury stock, at cost, 1,262,624 and 1,223,644 shares, respectively	(108,138)	(104,384)
Total MSC Industrial shareholders’ equity	1,182,754	1,150,871
Noncontrolling interest	10,280	11,001
Total shareholders’ equity	1,193,034	1,161,872
Total liabilities and shareholders’ equity	$2,496,344	$2,462,115

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Net sales	$848,547	$771,904
Cost of goods sold	495,951	448,586
Gross profit	352,596	323,318
Operating expenses	256,581	238,705
Impairment loss, net	—	26,726
Restructuring costs	5,283	3,979
Income from operations	90,732	53,908
Other income (expense):
Interest expense	(3,728)	(3,356)
Interest income	19	21
Other income (expense), net	(413)	651
Total other expense	(4,122)	(2,684)
Income before provision for income taxes	86,610	51,224
Provision for income taxes	20,353	12,447
Net income	66,257	38,777
Less: Net income attributable to noncontrolling interest	190	323
Net income attributable to MSC Industrial	$66,067	$38,454
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.19	$0.69
Diluted	$1.18	$0.69
Weighted-average shares used in computing net income per common share:
Basic	55,530	55,659
Diluted	55,856	55,850

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Net income, as reported	$66,257	$38,777
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,992)	2,196
Comprehensive income (1)	61,265	40,973
Comprehensive income attributable to noncontrolling interest:
Net income	(190)	(323)
Foreign currency translation adjustments	911	(461)
Comprehensive income attributable to MSC Industrial	$61,986	$40,189

(1) There were no material taxes associated with other comprehensive income during the thirteen-week periods ended November 27, 2021 and November 28, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Class A Common Stock
Beginning Balance	$48	$47
Exchange of Class B Common Stock for Class A Common Stock	—	1
Ending Balance	48	48
Class B Common Stock
Beginning Balance	9	10
Exchange of Class B Common Stock for Class A Common Stock	—	(1)
Ending Balance	9	9
Additional Paid-in Capital
Beginning Balance	740,867	690,739
Associate Incentive Plans	15,447	11,602
Ending Balance	756,314	702,341
Retained Earnings
Beginning Balance	532,315	749,515
Net Income	66,067	38,454
Regular cash dividends declared on Class A Common Stock	(35,249)	(34,761)
Regular cash dividends declared on Class B Common Stock	(6,491)	(7,054)
Special cash dividends declared on Class A Common Stock	—	(163,511)
Special cash dividends declared on Class B Common Stock	—	(31,840)
Dividend equivalents declared, net of cancellations	(56)	(2,846)
Ending Balance	556,586	547,957
Accumulated Other Comprehensive Loss
Beginning Balance	(17,984)	(21,418)
Foreign Currency Translation Adjustment	(4,081)	1,735
Ending Balance	(22,065)	(19,683)
Treasury Stock
Beginning Balance	(104,384)	(103,948)
Associate Incentive Plans	805	910
Repurchases of Class A Common Stock	(4,559)	(3,159)
Ending Balance	(108,138)	(106,197)
Total Shareholders’ Equity Attributable to MSC Industrial	1,182,754	1,124,475
Noncontrolling Interest
Beginning Balance	11,001	5,628
Foreign Currency Translation Adjustment	(911)	461
Net Income	190	323
Ending Balance	10,280	6,412
Total Shareholders’ Equity	$1,193,034	$1,130,887
Dividends declared per Class A Common Share	$0.75	$4.25
Dividends declared per Class B Common Share	$0.75	$4.25

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Cash Flows from Operating Activities:
Net income	$66,257	$38,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,407	17,105
Non-cash operating lease cost	4,223	4,342
Stock-based compensation	5,689	4,238
Loss on disposal of property, plant and equipment	104	296
Provision for credit losses	1,837	2,503
Changes in operating assets and liabilities:
Accounts receivable	(21,805)	(3,655)
Inventories	(755)	22,950
Prepaid expenses and other current assets	4,172	(2,168)
Operating lease liabilities	(4,246)	(4,103)
Other assets	(27)	324
Accounts payable and accrued liabilities	(15,052)	22,621
Total adjustments	(8,453)	64,453
Net cash provided by operating activities	57,804	103,230
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(15,262)	(7,893)
Net cash used in investing activities	(15,262)	(7,893)
Cash Flows from Financing Activities:
Repurchases of common stock	(4,559)	(3,159)
Payments of regular cash dividends	—	(41,815)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	1,029	963
Proceeds from exercise of Class A Common Stock options	7,097	5,600
Borrowings under credit facilities	26,000	—
Payments under credit facilities	(50,000)	(130,000)
Payments on finance lease and financing obligations	(418)	(516)
Other, net	1,057	1,269
Net cash used in financing activities	(19,794)	(167,658)
Effect of foreign exchange rate changes on cash and cash equivalents	(409)	214
Net increase (decrease) in cash and cash equivalents	22,339	(72,107)
Cash and cash equivalents—beginning of period	40,536	125,211
Cash and cash equivalents—end of period	$62,875	$53,104

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,606	$1,605
Cash paid for interest	$2,272	$1,908

Supplemental Disclosure of Non-Cash Financing Activities:
Cash dividends declared, but not yet paid	$41,740	$195,351

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of November 27, 2021 and August 28, 2021, results of operations for the thirteen weeks ended November 27, 2021 and November 28, 2020, and cash flows for the thirteen weeks ended November 27, 2021 and November 28, 2020. The financial information as of August 28, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which is a 53-week fiscal year. References to “fiscal year 2021” refer to the period from August 30, 2020 to August 28, 2021, which is a 52-week fiscal year. The fiscal quarters ended November 27, 2021 and November 28, 2020 refer to the thirteen weeks ended as of those dates.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations and the operations of the Company’s suppliers, vendors, and freight carriers as a result of quarantines, travel restrictions, facility closures and safety directives. Although certain restrictions implemented earlier in the pandemic have been lifted and economic and operating conditions have improved since the early months of the pandemic, the pandemic continues to impact the Company’s operations and supply chain. Concurrently with the partial lifting of pandemic-related restrictions, the United States has experienced disruptions in the supply of certain products and services. These disruptions have affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

In September 2021, the Federal government issued an executive order requiring federal contractors to require their employees be vaccinated against COVID-19 (the “Contractor Mandate”). In November 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration promulgated a rule requiring employers with at least 100 employees to require that their employees be vaccinated against COVID-19 or be tested weekly (the “Large Employer Mandate”). The legality and enforceability of both the Contractor Mandate and the Large Employer Mandate have been challenged in federal court and are subject to ongoing litigation. At various times, both the Contractor Mandate and the Large Employer Mandate have been subject to injunctions preventing their implementation and enforceability. At this time, it is not possible to predict with certainty whether the Contractor Mandate and Large Employer Mandate will be implemented at all or, if implemented, how they would affect us or our workforce. Both the Contractor Mandate and the Large Employer Mandate, if implemented

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

and applied to the Company, may result in employee attrition, which could materially adversely affect future revenues and costs, and have a material adverse effect on our business and results of operations.

The extent to which the COVID-19 pandemic, including new variants of COVID-19, will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity and impact of the COVID-19 pandemic, including emerging virus variants, the success and speed of ongoing vaccination efforts and efficacy of vaccines over time, the effects of the COVID-19 pandemic on the Company’s customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities financial reporting burdens as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

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

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,293 and $5,759 as of November 27, 2021 and August 28, 2021, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $16,962 and $16,844 as of November 27, 2021 and August 28, 2021, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $2,316 and $2,547 as of November 27, 2021 and August 28, 2021, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations or contract assets as of November 27, 2021 and August 28, 2021.

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

The following table presents the Company’s percentage of net sales by customer end-market for the thirteen-week periods ended November 27, 2021 and November 28, 2020:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Manufacturing Heavy	48%	45%
Manufacturing Light	20%	20%
Retail/Wholesale	8%	7%
Government	7%	11%
Commercial Services	4%	4%
Other (1)	13%	13%
Total net sales	100%	100%

(1) The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen-week periods ended November 27, 2021 and November 28, 2020:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 27, 2021		November 28, 2020
United States	$799,075	94%	$726,893	94%
Mexico	22,615	3%	20,365	3%
United Kingdom	14,595	2%	12,991	2%
Canada	12,262	1%	11,655	1%
Total net sales	$848,547	100%	$771,904	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3: Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock are determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen-week periods ended November 27, 2021 and November 28, 2020.

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Numerator:
Net income attributable to MSC Industrial as reported	$66,067	$38,454
Denominator:
Weighted-average shares outstanding for basic net income per share	55,530	55,659
Effect of dilutive securities	326	191
Weighted-average shares outstanding for diluted net income per share	55,856	55,850
Net income per share:
Basic	$1.19	$0.69
Diluted	$1.18	$0.69

Potentially dilutive securities	434	1,332

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen-week periods ended November 27, 2021 and November 28, 2020 was as follows:

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Stock options	$588	$677
Restricted stock units	4,703	3,299
Performance share units	308	213
Associate Stock Purchase Plan	90	49
Total	5,689	4,238
Deferred income tax benefit	(1,337)	(1,030)
Stock-based compensation expense, net	$4,352	$3,208

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

A summary of the Company’s stock option activity for the thirteen-week period ended November 27, 2021 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 28, 2021	1,130	$76.38
Granted	—	—
Exercised	(113)	62.77
Canceled/Forfeited	—	—
Outstanding on November 27, 2021	1,017	$77.89	2.2	$4,303
Exercisable on November 27, 2021	945	$77.48	2.1	$4,303

The unrecognized stock-based compensation cost related to stock option expense at November 27, 2021 was $799 and will be recognized over a weighted-average period of 0.9 year. The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirteen-week periods ended November 27, 2021 and November 28, 2020 was $2,543 and $837, respectively.

Performance Share Units

In fiscal year 2020, the Company began granting performance share units (“PSUs”) as part of its long-term stock-based compensation program. PSUs cliff vest after a three year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount.

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the thirteen-week period ended November 27, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at August 28, 2021	58	$75.52
Granted	46	84.96
Vested	—	—
Canceled/Forfeited	(9)	75.46
Non-vested PSUs at November 27, 2021 (1)	95	$80.06

(1) Excludes approximately 7 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs at November 27, 2021 was $5,437 and is expected to be recognized over a weighted-average period of 2.2 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the thirteen-week period ended November 27, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 28, 2021	524	$76.69
Granted	157	84.96
Vested	(161)	76.59
Canceled/Forfeited	(29)	75.88
Non-vested RSUs at November 27, 2021 (1)	491	$79.42

(1) Excludes approximately 49 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation cost related to the RSUs at November 27, 2021 was $34,922 and is expected to be recognized over a weighted-average period of 3.1 years.

Note 5. Fair Value

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The below fair value hierarchy prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority. The three levels of inputs used to measure fair value are as follows:

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—	Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—	Unobservable inputs which are supported by little or no market activity.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of November 27, 2021 and November 28, 2020.

During the thirteen-week periods ended November 27, 2021 and November 28, 2020, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. See Note 10, “Asset Impairment” for further information on the PPE impairment incurred during the first quarter of fiscal year 2021.

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

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, the Company signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. During fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC. This transaction is currently within a permitting period as outlined within the Purchase and Sale Agreement. As of November 27, 2021, the related assets had a carrying value of approximately $15,300, which is comprised of approximately $11,600 of building and improvements and $3,700 of land, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of November 27, 2021. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at November 27, 2021 and August 28, 2021 consisted of the following:

	November 27,		August 28,
	2021		2021
Amended Revolving Credit Facility	$209,000		$234,000
Uncommitted Credit Facilities	202,500		201,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	1,163		191
Less: unamortized debt issuance costs	(1,742)		(1,853)
Total debt, excluding obligations under finance leases	$760,671		$783,588
Less: current portion	(203,245)	(2)	(201,160)	(3)
Total long-term debt, excluding obligations under finance leases	$557,426		$582,428

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) Consists of $202,500 from the Uncommitted Credit Facilities (as defined below), $1,163 from financing arrangements, and net of unamortized debt issuance costs of $418 expected to be amortized in the next 12 months.

(3) Consists of $201,500 from the Uncommitted Credit Facilities, $87 from financing arrangements, and net of unamortized debt issuance costs of $427 expected to be amortized in the next 12 months.

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

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $4,235 at both November 27, 2021 and August 28, 2021.

Uncommitted Credit Facilities

During fiscal year 2021, the Company entered into two uncommitted credit facilities which, together with the existing uncommitted credit facility entered into during fiscal year 2020, which was subsequently amended during fiscal year 2021 (the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”), total $208,000 in aggregate maximum uncommitted availability, under which $202,500 was outstanding at November 27, 2021. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

Because the interest rates on the Uncommitted Credit Facilities are often lower than the interest rates which are available on the Company’s other sources of financing, the Company has used, and intends to use in the future, the Uncommitted Credit Facilities for opportunistic refinancing of the Company’s existing indebtedness. The Company does not presently view the Uncommitted Credit Facilities as sources of incremental debt financing of the Company due to the uncommitted nature of the Uncommitted Credit Facilities, but reserves the right to use the Uncommitted Credit Facilities to incur additional debt where appropriate under the then-existing credit market conditions.

The interest rate on the Uncommitted Credit Facilities is based on LIBOR or the bank’s cost of funds or as otherwise agreed upon by the applicable bank and the Company. The $202,500 outstanding balance at November 27, 2021 and the $201,500 outstanding balance at August 28, 2021 under the Uncommitted Credit Facilities are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets.

During the thirteen-week period ended November 27, 2021, the Company borrowed an aggregate $26,000 and repaid an aggregate $50,000 under the Credit Facilities. As of November 27, 2021 and August 28, 2021, the weighted-average interest rates on borrowings under the Credit Facilities were 1.06% and 1.11%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of November 27, 2021, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023, and $50,000 aggregate principal amount of 2.40% Senior Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. At November 27, 2021, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Financing Arrangements

From time to time, the Company enters into financing arrangements with vendors to purchase certain information technology equipment or software. The equipment or software acquired from these vendors is paid for over a specified period of time based upon the terms agreed to with the applicable vendor. During the thirteen-week period ended November 27, 2021, the Company entered into financing arrangements related to certain information technology equipment and software totaling $1,058.

Note 7. Leases

The Company’s lease portfolio includes certain real estate (branch offices, customer fulfillment centers and regional inventory centers), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and operating lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For the thirteen-week periods ended November 27, 2021 and November 28, 2020, the variable lease cost was a benefit due to low current interest rates. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes its incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The components of lease cost for the thirteen-week periods ended November 27, 2021 and November 28, 2020 were as follows:

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Operating lease cost	$4,793	$6,683
Variable lease benefit	(198)	(483)
Short-term lease cost	918	158
Finance lease cost:
Amortization of leased assets	324	322
Interest on leased liabilities	15	24
Total Lease Cost	$5,852	$6,704

Supplemental balance sheet information relating to operating and finance leases is as follows:

		November 27,	August 28,
	Classification	2021	2021
Assets
Operating lease assets	Operating lease assets	$52,824	$49,011
Finance lease assets (1)	Property, plant and equipment, net	2,053	2,377
Total lease assets		$54,877	$51,388
Liabilities
Current
Operating lease liabilities	Current portion of operating lease liabilities	$13,703	$13,927
Finance lease liabilities	Current portion of debt including obligations under finance leases	1,239	1,273
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	40,447	36,429
Finance lease liabilities	Long-term debt including obligations under finance leases	892	1,188
Total lease liabilities		$56,281	$52,817

(1) Finance lease assets are net of accumulated amortization of $3,053 and $2,729 as of November 27, 2021 and August 28, 2021, respectively.

	November 27,	November 28,
	2021	2020
Weighted-average remaining lease term (years)
Operating Leases	5.5	4.3
Finance Leases	1.8	2.7
Weighted-average discount rate
Operating Leases	3.5%	3.5%
Finance Leases	2.7%	2.7%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following table sets forth supplemental cash flow information related to operating and finance leases:

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Operating Cash Outflows from Operating Leases	$4,658	$6,453
Operating Cash Outflows from Finance Leases	15	24
Financing Cash Outflows from Finance Leases	331	320
Leased Assets Obtained in Exchange for New Lease Liabilities:
Operating Leases	$8,459	$4,548
Finance Leases	—	—

As of November 27, 2021, expected future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2022	$11,964	$1,007	$12,971
2023	12,475	1,027	13,502
2024	9,169	161	9,330
2025	7,270	12	7,282
2026	6,742	6	6,748
Thereafter	12,376	—	12,376
Total Lease Payments	59,996	2,213	62,209
Less: Imputed Interest	5,846	82	5,928
Present Value of Lease Liabilities (2)	$54,150	$2,131	$56,281

(1) Future lease payments by fiscal year are based on contractual lease obligations.
(2) Includes the current portion of $13,703 for operating leases and $1,239 for finance leases.

Note 8. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of November 27, 2021, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000 shares of Class A Common Stock. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the thirteen-week periods ended November 27, 2021 and November 28, 2020, the Company repurchased 53 shares and 46 shares, respectively, of Class A Common Stock for $4,559 and $3,159, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended November 27, 2021.

The Company reissued 14 shares and 15 shares of treasury stock during the thirteen-week periods ended November 27, 2021 and November 28, 2020, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

Dividends on Common Stock

On October 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share to shareholders of record at the close of business on November 16, 2021. The dividend resulted in aggregate payments of $41,740 on November 30, 2021, after the end of the first quarter of fiscal year 2022. The Company paid cash dividends of $0.75 per common share totaling $41,815 for the thirteen weeks ended November 28, 2020.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

On December 15, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on January 25, 2022, to shareholders of record at the close of business on January 11, 2022. The dividend is expected to result in aggregate payments of approximately $41,843, based on the number of shares outstanding at December 10, 2021.

Note 9. Restructuring Costs

Optimization of Company Operations

The Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. In addition, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in fiscal years 2021 and 2022 in order to facilitate its workforce realignment.

The following table summarizes restructuring costs:

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
Consulting-related costs	$—	$2,520
Associate severance and separation costs	3,515	1,412
Equity award acceleration costs associated with severance	1,729	47
Other exit-related costs	39	—
Total restructuring costs	$5,283	$3,979

Liabilities associated with restructuring are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of November 27, 2021. The following table summarizes activity related to liabilities associated with restructuring:

	Consulting-related costs	Severance and separation costs	Other exit-related costs	Total
Balance at August 28, 2021	$3,328	$367	$441	$4,136
Additions	—	3,515	39	3,554
Payments and other adjustments	(3,328)	(1,787)	(422)	(5,537)
Balance at November 27, 2021	$—	$2,095	$58	$2,153

Note 10. Asset Impairment

Impairment Loss, Net

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain such products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. In the second half of fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20,840 of loss recovery related to this prepayment, which was reflected in the unaudited Condensed Consolidated Statements of Income. The Company continues to pursue its legal avenues for recovery of the remaining loss.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 11. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended November 27, 2021 and November 28, 2020 was immaterial.

Note 12. Income Taxes

During the thirteen-week period ended November 27, 2021, there were no material changes in unrecognized tax benefits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, which is intended to provide economic relief to those impacted by the COVID-19 pandemic.  On March 11, 2021, the American Rescue Plan Act (the “ARPA”) was signed into law. The ARPA includes several provisions, such as measures that extend and expand the Employee Retention Credit (the “ERC”) provision, previously enacted under the CARES Act, through December 31, 2021.The Company is reviewing the ERC provision of the CARES Act and of the ARPA to determine eligibility and potential impact.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887, of which $9,444 will be remitted by December 31, 2021 and $9,443 will be remitted by December 31, 2022.

The Company’s effective tax rate was 23.5% for the thirteen-week period ended November 27, 2021, as compared to 24.3% for the thirteen-week period ended November 28, 2020. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Note 13. Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended August 28, 2021 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.

Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.0 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, mscdirect.com (the “MSC website”); our inventory management solutions; and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We service our customers from 11 customer fulfillment centers (seven customer fulfillment centers located in the United States, including five primary customer fulfillment centers, one located in the United Kingdom and three located in Canada), seven regional inventory centers, and 26 branch offices. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure. Furthermore, we provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs.

Our field sales and service associate headcount was 2,445 at November 27, 2021, compared to 2,313 at November 28, 2020. We have migrated our sales force from one designed to sell a spot-buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of productivity, profitability and growth.

Highlights

Highlights during the thirteen-week period ended November 27, 2021 include the following:

•We generated $57.8 million of cash from operations, compared to $103.2 million for the same period in the prior fiscal year.

•We had net repayments of $24.0 million on our credit facilities, compared to net repayments of $130.0 million for the same period in the prior fiscal year.

•On October 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend which resulted in aggregate payments of $41.7 million on November 30, 2021, after the end of the first quarter of fiscal year 2022. This compares to $41.8 million in cash dividends paid during the first quarter of fiscal year 2021.

•We incurred $5.3 million in restructuring costs, compared to $4.0 million for the same period in the prior fiscal year. Restructuring costs primarily consisted of severance and separation costs and equity award acceleration costs. The prior year period also includes consulting costs related to the optimization of the Company’s operations.

Recent Developments

Progress on Mission Critical

As previously disclosed, we initiated a Company-wide project, which we refer to as “Mission Critical,” to accelerate market share capture and improve profitability over the period through fiscal year 2023. Among the Mission Critical initiatives to realize growth, we began and expect to continue investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end-markets. We also are focused on critical structural cost reductions in order to improve return on invested capital. We anticipate that these cost reductions will be comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and include initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.

Relocation and Pending Sale of Long Island Customer Service Center

In December 2020, we announced plans to relocate our Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. In furtherance of these plans, we entered into a Purchase and Sale Agreement to sell our Long Island CSC. This transaction is currently within a permitting period as outlined within the Purchase and Sale Agreement.

Impact of COVID-19 on our Business

The COVID-19 pandemic has impacted and may further impact the Company’s operations and the operations of the Company’s suppliers, vendors and freight carriers, as a result of quarantines, travel restrictions, facility closures and safety directives. Although certain restrictions implemented earlier in the pandemic have been lifted and economic and operating conditions have improved since the early months of the pandemic, the pandemic continues to impact the Company’s operations and supply chain. Concurrently with the partial lifting of pandemic-related restrictions, the United States has experienced disruptions in the supply of certain products and services. These disruptions have affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

As a result of the COVID-19 pandemic, we have implemented modifications to associate travel and associate work locations and in-person events, among other modifications. We have taken many actions to reduce spending more broadly across the Company, including limiting our operating and capital spending on critical items and reducing hiring and discretionary expenses. We have developed contingency plans that we anticipate would reduce costs further if business and financial conditions deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities.

In September 2021, the Federal government issued an executive order requiring federal contractors to require their employees be vaccinated against COVID-19 (the “Contractor Mandate”). In November 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration promulgated a rule requiring employers with at least 100 employees to require that their employees be vaccinated against COVID-19 or be tested weekly (the “Large Employer Mandate”). The legality and enforceability of both the Contractor Mandate and the Large Employer Mandate have been challenged in federal court and are subject to ongoing litigation. At various times, both the Contractor Mandate and the Large Employer Mandate have been subject to injunctions preventing their implementation and enforceability. At this time, it is not possible to predict with certainty whether the Contractor Mandate and Large Employer Mandate will be implemented at all or, if implemented, how they would affect us or our workforce. Both the Contractor Mandate and the Large Employer Mandate, if implemented and applied to the Company, may result in employee attrition, which could materially adversely affect future revenues and costs, and have a material adverse effect on our business and results of operations.

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

The extent to which the COVID-19 pandemic, including new variants of COVID-19, will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity and impact of the COVID-19 pandemic, including emerging virus variants, the success and speed of ongoing vaccination efforts and efficacy of vaccines over time, the effects of the COVID-19 pandemic on the Company’s customers, suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

Our Strategy

Our primary objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. Our strategy is to complete the transition from being a spot-buy supplier to a mission-critical partner to our customers. We will selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 68% of our revenues came from sales in the manufacturing sector during the first quarter of fiscal year 2022. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. Note that the composition of the IP index was revised by the Federal Reserve in May 2021 which adjusted, among other factors, the base year with which the IP index is calculated. This resulted in a lower level for the historical index in recent years, however the trend in the index continues to show growth as noted above. The MBI and the IP index over the three months ended November 2021 and the average for the three- and 12-month periods ended November 2021 were as follows:

Period	MBI	IP Index
September	57.6	100.1
October	61.8	101.8
November	59.9	102.3

Fiscal Year 2022 Q1 average	59.8	101.4
12-month average	59.6	99.9

During the three-month period ended November 27, 2021, the MBI average remained above 50.0, which indicated growth in manufacturing during the period. Similarly, the average IP index for the three months ended November 27, 2021 increased to 101.4. The recent trending in these indices remains in line with the second half of fiscal year 2021, primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 on our Business” above. In calendar year 2021, including the three month period ended November 27, 2021, the United States has seen significant levels of inflation, which has included higher prices for both labor and the products that the Company sells. The Company has sought, where possible, to implement price realization strategies that match or exceed the level of increased costs the Company faces. We will continue to monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended November 27, 2021 Compared to the Thirteen-Week Period Ended November 28, 2020

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	November 27, 2021		November 28, 2020		Change

	$	%	$	%	$	%
Net sales	$848,547	100.0%	$771,904	100.0%	$76,643	9.9%
Cost of goods sold	495,951	58.4%	448,586	58.1%	47,365	10.6%
Gross profit	352,596	41.6%	323,318	41.9%	29,278	9.1%
Operating expenses	256,581	30.2%	238,705	30.9%	17,876	7.5%
Impairment loss, net	-	0.0%	26,726	3.5%	(26,726)	(100.0)%
Restructuring costs	5,283	0.6%	3,979	0.5%	1,304	32.8%
Income from operations	90,732	10.7%	53,908	7.0%	36,824	68.3%
Total other expense	(4,122)	(0.5)%	(2,684)	(0.3)%	(1,438)	53.6%
Income before provision for income taxes	86,610	10.2%	51,224	6.6%	35,386	69.1%
Provision for income taxes	20,353	2.4%	12,447	1.6%	7,906	63.5%
Net income	66,257	7.8%	38,777	5.0%	27,480	70.9%
Less: Net income attributable to noncontrolling interest	190	0.0%	323	0.0%	(133)	(41.2)%
Net income attributable to MSC Industrial	$66,067	7.8%	$38,454	5.0%	$27,613	71.8%

Net Sales

Net sales increased 9.9%, or $76.6 million, to $848.5 million for the thirteen-week period ended November 27, 2021, as compared to $771.9 million for the same period in the prior fiscal year. The $76.6 million increase in net sales was comprised of approximately $53.7 million of higher sales volume, $17.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $4.0 million of net sales from fiscal year 2021 acquisitions, and $1.1 million of favorable foreign exchange impact. Of the $76.6 million increase in net sales during the thirteen-week period ended November 27, 2021, national account customer sales increased by approximately $39.1 million, sales to our core and other customers increased by approximately $57.7 million and sales from fiscal year 2021 acquisitions were $4.0 million, partially offset by a decrease in our government customer sales by approximately $24.2 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week period ended November 27, 2021, as compared to the same period in the prior fiscal year:

ADS Percentage Change
(Unaudited)
	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Net Sales (in thousands)	$848,547	$771,904
Sales Days	62	62
ADS(1) (in millions)	$13.7	$12.5
Total Company ADS Percent Change	9.9%	-6.3%

Manufacturing Customers ADS Percent Change	15.7%	-13.5%
Manufacturing Customers Percent of Total Net Sales	68%	65%

Non-Manufacturing Customers ADS Percent Change	-0.6%	10.8%
Non-Manufacturing Customers Percent of Total Net Sales	32%	35%

(1) ADS is calculated using the number of business days in the United States for the period indicated.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.4% of consolidated net sales for the thirteen-week period ended November 27, 2021, as compared to 60.7% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $352.6 million for the thirteen-week-period ended November 27, 2021 increased $29.3 million, or 9.1%, compared to the same period in the prior fiscal year. The gross profit margin of 41.6% decreased 0.3 percentage points when compared to the same period in the prior fiscal year. The positive spread between price and cost was more than offset by the negative impact of customer and product mix for the quarter.

Operating Expenses

Operating expenses increased 7.5%, or $17.9 million, to $256.6 million for the thirteen-week period ended November 27, 2021, as compared to $238.7 million for the same period in the prior fiscal year. Operating expenses were 30.2% of net sales for the thirteen-week period ended November 27, 2021, as compared to 30.9% for the same period in the prior fiscal year. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs as well as higher freight costs.

Payroll and payroll-related costs for the thirteen-week period ended November 27, 2021 were 57.0% of total Operating expenses, as compared to 56.4% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $11.7 million for the thirteen-week period ended November 27, 2021, as compared to the same period in the prior fiscal year. All of these costs, with the exception of sales commissions, increased for the thirteen-week period ended November 27, 2021, as compared to the same period in the prior fiscal year.

Freight expense was $36.2 million for the thirteen-week period ended November 27, 2021, as compared to $31.8 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales and higher fuel-related charges due to increased commodity costs.

Impairment Loss, Net

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this personal protective equipment (“PPE”). The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. In the second half of fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20.8 million of loss recovery related to this prepayment, which was reflected in the unaudited Condensed Consolidated Statements of Income. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Restructuring Costs

We incurred $5.3 million in restructuring costs for the thirteen-week period ended November 27, 2021, as compared to $4.0 million for the same period in the prior fiscal year. These charges include associate severance and separation costs, equity award acceleration costs and other exit-related costs. Restructuring costs for the same period in the prior fiscal year also include consulting costs related to the optimization of the Company’s operations. See Note 9, “Restructuring Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 68.3%, or $36.8 million, to $90.7 million for the thirteen-week period ended November 27, 2021, as compared to $53.9 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 10.7% for the thirteen-week period ended November 27, 2021, as compared to 7.0% for the same period in the prior fiscal year. This increase was primarily attributable to the prior year impairment loss discussed above.

Provision for Income Taxes

The Company’s effective tax rate for the thirteen-week period ended November 27, 2021 was 23.5%, as compared to 24.3% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Net Income

The factors which affected net income for the thirteen-week period ended November 27, 2021, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	November 27,	August 28,
	2021	2021	$ Change
	(Dollars in thousands)
Total debt	$762,802	$786,049	$(23,247)
Less: Cash and cash equivalents	62,875	40,536	22,339
Net debt	$699,927	$745,513	$(45,586)
Equity	$1,193,034	$1,161,872	$31,162

As of November 27, 2021, we had $62.9 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) from time to time, and to pay dividends to our shareholders. More recently, we have taken the actions discussed above under “Impact of COVID-19 on our Business” to improve our business operations, lower costs and preserve financial flexibility through the COVID-19 pandemic.

As of November 27, 2021, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $762.8 million, net of unamortized debt issuance costs of $1.7 million, as compared to total borrowings of $786.0 million, net of unamortized debt issuance costs of $1.9 million, as of the end of fiscal year 2021. The decrease was driven by repayments on our committed credit facility. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated further impact of the COVID-19 pandemic on our business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic, and to take appropriate action as it is warranted.

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirteen Weeks Ended
	November 27,	November 28,
	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$57,804	$103,230
Net cash used in investing activities	(15,262)	(7,893)
Net cash used in financing activities	(19,794)	(167,658)
Effect of foreign exchange rate changes on cash and cash equivalents	(409)	214
Net increase (decrease) in cash and cash equivalents	$22,339	$(72,107)

Cash Flows from Operating Activities

Net cash provided by operating activities was $57.8 million for the thirteen weeks ended November 27, 2021 compared to $103.2 million for the thirteen weeks ended November 28, 2020. The decrease was primarily due to the following:

•an increase in the change in accounts receivable and inventories primarily attributable to higher sales volume, and a decrease in the change in accounts payable and accrued expenses primarily due to prior year increases in income taxes payable and payroll taxes payable related to the CARES Act deferral that did not recur in the current year;

•partially offset by an increase in net income as described above.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	November 27,	August 28,	November 28,
	2021	2021	2020
	(Dollars in thousands)
Working Capital (1)	$762,133	$752,317	$634,329
Current Ratio (2)	2.3	2.3	2.2

Days’ Sales Outstanding (3)	61.8	61.1	57.7
Inventory Turnover (4)	3.3	3.4	3.3

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated as dividing total current assets by total current liabilities.

(3) Days’ Sales Outstanding is calculated as accounts receivable divided by net sales.

(4) Inventory Turnover is calculated as total cost of goods sold divided by inventory using a 13-month trailing average inventory.

Working capital and the current ratio remained substantially consistent with August 28, 2021. The increases compared to November 28, 2020 were primarily due to increases in accounts receivable and inventories and a decrease in dividends payable, partially offset by an increase in the current portion of debt.

The increase in Accrued expenses and other current liabilities from August 28, 2021 to November 27, 2021 was due to the $41.7 million in dividends payable. See Note 8, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements for more information about our dividends.

The increase in days’ sales outstanding as of November 27, 2021 as compared to August 28, 2021 and November 28, 2020 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.

Inventory turnover as of November 27, 2021 remained consistent with the periods indicated.

Cash Flows from Investing Activities

Net cash used in investing activities for the thirteen-week periods ended November 27, 2021 and November 28, 2020 was $15.3 million and $7.9 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment primarily related to Mission Critical projects.

Cash Flows from Financing Activities

Net cash used in financing activities was $19.8 million for the thirteen-weeks ended November 27, 2021 compared to $167.7 million for the thirteen weeks ended November 28, 2020, primarily due to the following:

•net repayments on credit facilities of $24.0 million during the thirteen weeks ended November 27, 2021 compared to net repayments of $130.0 million during the thirteen weeks ended November 28, 2020;

•no dividends paid during the thirteen weeks ended November 27, 2021 (dividend declared on October 14, 2021 was paid on November 30, 2021) compared to $41.8 million of dividends paid during the thirteen weeks ended November 28, 2020;

•repurchases of Class A Common Stock of $4.6 million during the thirteen weeks ended November 27, 2021 compared to repurchases of $3.2 million during the thirteen weeks ended November 28, 2020; and

•proceeds from the exercise of stock options of $7.1 million during the thirteen weeks ended November 27, 2021 compared to $5.6 million during the thirteen weeks ended November 28, 2020.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Long-Term Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility which was subsequently amended and extended in August 2021. As of November 27, 2021, the Company also had three uncommitted credit facilities, totaling $208.0 million of aggregate maximum uncommitted availability. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of November 27, 2021, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $341.8 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf agreements (together, the “Shelf Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. Pursuant to the terms of the Shelf Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Financing Arrangements

From time to time, we enter into financing arrangements with vendors to purchase certain information technology equipment or software. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our financing arrangements.

Leases

As of November 27, 2021, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026. See Note 7, “Leases” in the Notes to Condensed Consolidated Financial Statements for more information about our finance and operating leases.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for credit losses, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, and business combinations. We make estimates, judgments and assumptions in determining the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying Notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes outside the ordinary course of business in the Company’s critical accounting policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Recently Issued Accounting Standards

See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our August 28, 2021 fiscal year-end.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As a result of COVID-19, many of our associates have been working from home since March 2020. However, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended November 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended November 27, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
8/29/21-9/28/21	243	$84.21	—	5,000,000
9/29/21-10/28/21	23,000	$83.39	—	5,000,000
10/29/21-11/27/21	29,384	$85.02	—	5,000,000
Total	52,627		—

(1)During the thirteen weeks ended November 27, 2021, 52,627 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of November 27, 2021, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000,000 shares of Class A Common Stock.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Transition Agreement and General Release, dated August 31, 2021, by and between the Registrant and Steve Armstrong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 3, 2021 (File No. 001-14130)). †

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: December 22, 2021	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: December 22, 2021	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer)