Form 10-Q
period 2022-02-26
MSC INDUSTRIAL DIRECT CO INC
filed 2022-03-30
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2022
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

As of March 15, 2022, 47,187,565 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

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

•the retention of key personnel;

•volatility in commodity and energy prices, the impact of prolonged periods of low, high and rapid inflation, and fluctuations in interest rates;

•the credit risk of our customers, including changes in credit risk as a result of the COVID-19 pandemic, higher inflation and fluctuations in interest rates;

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

•the risk of loss of key suppliers or contractors or key brands or supply chain disruptions, including due to import restrictions resulting from the COVID-19 pandemic or global geopolitical conditions;

•changes to governmental trade or sanctions policies, including the impact from significant import restrictions or tariffs or moratoriums on economic activity with certain countries or regions;

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

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 26,	August 28,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,754	$40,536
Accounts receivable, net of allowance for credit losses of $18,480 and $18,416, respectively	619,913	560,373
Inventories	657,710	624,169
Prepaid expenses and other current assets	97,435	89,167
Total current assets	1,416,812	1,314,245
Property, plant and equipment, net	300,232	298,416
Goodwill	692,482	692,704
Identifiable intangibles, net	96,061	101,854
Operating lease assets	51,602	49,011
Other assets	7,726	5,885
Total assets	$2,564,915	$2,462,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$251,269	$202,433
Current portion of operating lease liabilities	13,417	13,927
Accounts payable	191,436	186,330
Accrued expenses and other current liabilities	141,049	159,238
Total current liabilities	597,171	561,928
Long-term debt including obligations under finance leases	584,182	583,616
Noncurrent operating lease liabilities	39,410	36,429
Deferred income taxes and tax uncertainties	108,851	108,827
Other noncurrent liabilities	—	9,443
Total liabilities	1,329,614	1,300,243
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,434,601 and 48,042,901 shares issued, respectively	48	48
Class B Common Stock (10 votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	766,156	740,867
Retained earnings	584,283	532,315
Accumulated other comprehensive loss	(19,121)	(17,984)
Class A treasury stock, at cost, 1,250,390 and 1,223,644 shares, respectively	(107,401)	(104,384)
Total MSC Industrial shareholders’ equity	1,223,974	1,150,871
Noncontrolling interest	11,327	11,001
Total shareholders’ equity	1,235,301	1,161,872
Total liabilities and shareholders’ equity	$2,564,915	$2,462,115

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Net sales	$862,522	$773,995	$1,711,069	$1,545,899
Cost of goods sold	496,247	479,244	992,198	927,830
Gross profit	366,275	294,751	718,871	618,069
Operating expenses	265,973	245,115	522,554	483,820
Impairment loss	—	—	—	26,726
Restructuring and other costs	3,134	21,615	8,417	25,594
Income from operations	97,168	28,021	187,900	81,929
Other income (expense):
Interest expense	(3,617)	(3,580)	(7,345)	(6,936)
Interest income	21	16	40	37
Other income (expense), net	91	(58)	(322)	593
Total other expense	(3,505)	(3,622)	(7,627)	(6,306)
Income before provision for income taxes	93,663	24,399	180,273	75,623
Provision for income taxes	23,509	6,051	43,862	18,498
Net income	70,154	18,348	136,411	57,125
Less: Net income attributable to noncontrolling interest	223	263	413	586
Net income attributable to MSC Industrial	$69,931	$18,085	$135,998	$56,539
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.25	$0.32	$2.44	$1.01
Diluted	$1.25	$0.32	$2.43	$1.01
Weighted-average shares used in computing net income per common share:
Basic	55,799	55,838	55,664	55,749
Diluted	55,971	56,133	55,945	56,019

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Net income, as reported	$70,154	$18,348	$136,411	$57,125
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,768	626	(1,224)	2,822
Comprehensive income (1)	73,922	18,974	135,187	59,947
Comprehensive income attributable to noncontrolling interest:
Net income	(223)	(263)	(413)	(586)
Foreign currency translation adjustments	(824)	251	87	(210)
Comprehensive income attributable to MSC Industrial	$72,875	$18,962	$134,861	$59,151

(1) There were no material taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Class A Common Stock
Beginning Balance	$48	$48	$48	$47
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	1
Ending Balance	48	48	48	48
Class B Common Stock
Beginning Balance	9	9	9	10
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	(1)
Ending Balance	9	9	9	9
Additional Paid-in Capital
Beginning Balance	756,314	702,341	740,867	690,739
Associate Incentive Plans	9,842	10,409	25,289	22,011
Ending Balance	766,156	712,750	766,156	712,750
Retained Earnings
Beginning Balance	556,586	547,957	532,315	749,515
Net Income	69,931	18,085	135,998	56,539
Regular cash dividends declared on Class A Common Stock	(35,356)	(35,047)	(70,605)	(69,808)
Regular cash dividends declared on Class B Common Stock	(6,490)	(6,823)	(12,981)	(13,877)
Special cash dividends declared on Class A Common Stock	—	—	—	(163,511)
Special cash dividends declared on Class B Common Stock	—	—	—	(31,840)
Dividend equivalents declared, net of cancellations	(388)	(415)	(444)	(3,261)
Ending Balance	584,283	523,757	584,283	523,757
Accumulated Other Comprehensive Loss
Beginning Balance	(22,065)	(19,683)	(17,984)	(21,418)
Foreign Currency Translation Adjustment	2,944	877	(1,137)	2,612
Ending Balance	(19,121)	(18,806)	(19,121)	(18,806)
Treasury Stock
Beginning Balance	(108,138)	(106,197)	(104,384)	(103,948)
Associate Incentive Plans	991	912	1,796	1,822
Repurchases of Class A Common Stock	(254)	(360)	(4,813)	(3,519)
Ending Balance	(107,401)	(105,645)	(107,401)	(105,645)
Total Shareholders’ Equity Attributable to MSC Industrial	1,223,974	1,112,113	1,223,974	1,112,113
Noncontrolling Interest
Beginning Balance	10,280	6,412	11,001	5,628
Foreign Currency Translation Adjustment	824	(251)	(87)	210
Net Income	223	263	413	586
Ending Balance	11,327	6,424	11,327	6,424
Total Shareholders’ Equity	$1,235,301	$1,118,537	$1,235,301	$1,118,537
Dividends declared per Class A Common Share	$0.75	$0.75	$1.50	$5.00
Dividends declared per Class B Common Share	$0.75	$0.75	$1.50	$5.00

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	February 26,	February 27,
	2022	2021
Cash Flows from Operating Activities:
Net income	$136,411	$57,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,985	34,571
Non-cash operating lease cost	8,012	7,537
Stock-based compensation	10,189	8,994
Loss on disposal of property, plant and equipment	230	345
Inventory write-down	—	30,091
Operating lease and fixed asset impairment due to restructuring	—	18,097
Provision for credit losses	4,245	4,280
Deferred income taxes	(341)	—
Changes in operating assets and liabilities:
Accounts receivable	(64,293)	(39,421)
Inventories	(34,024)	(18,647)
Prepaid expenses and other current assets	(8,358)	(27,214)
Operating lease liabilities	(8,136)	(9,074)
Other assets	(1,492)	494
Accounts payable and accrued liabilities	(20,007)	51,756
Total adjustments	(78,990)	61,809
Net cash provided by operating activities	57,421	118,934
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(31,179)	(19,954)
Net cash used in investing activities	(31,179)	(19,954)
Cash Flows from Financing Activities:
Repurchases of common stock	(4,813)	(3,519)
Payments of regular cash dividends	(83,586)	(83,685)
Payments of special cash dividends	—	(195,351)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	2,259	2,040
Proceeds from exercise of Class A Common Stock options	12,053	10,834
Borrowings under credit facilities	184,000	415,000
Payments under credit facilities	(134,500)	(350,000)
Borrowings under financing obligations	1,058	1,269
Other, net	(1,387)	(1,392)
Net cash used in financing activities	(24,916)	(204,804)
Effect of foreign exchange rate changes on cash and cash equivalents	(108)	855
Net increase (decrease) in cash and cash equivalents	1,218	(104,969)
Cash and cash equivalents—beginning of period	40,536	125,211
Cash and cash equivalents—end of period	$41,754	$20,242

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$63,909	$41,265
Cash paid for interest	$7,068	$6,606

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of February 26, 2022 and August 28, 2021, results of operations for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021, and cash flows for the twenty-six weeks ended February 26, 2022 and February 27, 2021. The financial information as of August 28, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which is a 53-week fiscal year. References to “fiscal year 2021” refer to the period from August 30, 2020 to August 28, 2021, which is a 52-week fiscal year. The fiscal quarters ended February 26, 2022 and February 27, 2021 refer to the thirteen weeks ended as of those dates.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations and the operations of the Company’s suppliers, vendors and freight carriers. However, demand from our traditional manufacturing end markets has recovered as certain restrictions implemented earlier in the pandemic have been lifted and economic and operating conditions have improved. In conjunction with the lifting of pandemic restrictions, the United States has experienced disruptions in the supply of certain products and services and constrained labor availability. These disruptions have affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, including new variants of COVID-19, will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time. The Company will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities financial reporting burdens as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and will be applied prospectively to contract modifications made on or before December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended February 26, 2022.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,396 and $5,759 as of February 26, 2022 and August 28, 2021, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $18,162 and $16,844 as of February 26, 2022 and August 28, 2021, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $2,279 and $2,547 as of February 26, 2022 and August 28, 2021, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations or contract assets as of February 26, 2022 and August 28, 2021.

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

The following table presents the Company’s percentage of net sales by customer end-market for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	February 26, 2022	February 27, 2021
Manufacturing Heavy	48%	48%
Manufacturing Light	21%	20%
Retail/Wholesale	7%	7%
Government	7%	9%
Commercial Services	4%	5%
Other (1)	13%	11%
Total net sales	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021
Manufacturing Heavy	48%	47%
Manufacturing Light	20%	20%
Retail/Wholesale	8%	7%
Government	7%	10%
Commercial Services	4%	4%
Other (1)	13%	12%
Total net sales	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	February 26, 2022		February 27, 2021
United States	$817,026	95%	$728,212	94%
Mexico	20,259	2%	21,802	3%
United Kingdom	13,546	2%	12,896	2%
Canada	11,691	1%	11,085	1%
Total net sales	$862,522	100%	$773,995	100%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2022		February 27, 2021
United States	$1,616,101	94%	$1,455,104	94%
Mexico	42,874	3%	42,168	3%
United Kingdom	28,141	2%	25,887	2%
Canada	23,953	1%	22,740	1%
Total net sales	$1,711,069	100%	$1,545,899	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Numerator:
Net income attributable to MSC Industrial as reported	$69,931	$18,085	$135,998	$56,539
Denominator:
Weighted-average shares outstanding for basic net income per share	55,799	55,838	55,664	55,749
Effect of dilutive securities	172	295	281	270
Weighted-average shares outstanding for diluted net income per share	55,971	56,133	55,945	56,019
Net income per share:
Basic	$1.25	$0.32	$2.44	$1.01
Diluted	$1.25	$0.32	$2.43	$1.01

Potentially dilutive securities	364	324	379	933

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Stock options	$217	$544	$805	$1,221
Restricted stock units	3,306	3,819	8,009	7,118
Performance share units	889	345	1,197	558
Associate Stock Purchase Plan	88	48	178	97
Total	4,500	4,756	10,189	8,994
Deferred income tax benefit	(1,139)	(1,174)	(2,476)	(2,204)
Stock-based compensation expense, net	$3,361	$3,582	$7,713	$6,790

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option activity for the twenty-six-week period ended February 26, 2022 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 28, 2021	1,130	$76.38
Granted	—	—
Exercised	(183)	65.96
Canceled/Forfeited	(32)	83.18
Outstanding on February 26, 2022	915	$78.22	2.1	$2,225
Exercisable on February 26, 2022	844	$77.80	2.0	$2,225

The unrecognized stock-based compensation cost related to stock option expense at February 26, 2022 was $565 and will be recognized over a weighted-average period of 0.6 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the twenty-six-week periods ended February 26, 2022 and February 27, 2021 was $3,351 and $1,494, respectively.

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

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the twenty-six-week period ended February 26, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at August 28, 2021	58	$75.52
Granted	46	84.96
Vested	—	—
Canceled/Forfeited	(10)	76.05
Non-vested PSUs at February 26, 2022 (1)	94	$80.06

(1) Excludes approximately 9 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs at February 26, 2022 was $5,264 and is expected to be recognized over a weighted-average period of 2.0 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the twenty-six-week period ended February 26, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 28, 2021	524	$76.69
Granted	173	84.74
Vested	(176)	76.74
Canceled/Forfeited	(40)	76.89
Non-vested RSUs at February 26, 2022 (1)	481	$79.54

(1) Excludes approximately 56 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation cost related to the RSUs at February 26, 2022 was $32,032 and is expected to be recognized over a weighted-average period of 2.9 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of February 26, 2022, and February 27, 2021.

During the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. See Note 9, “Asset Impairments” for further information on the PPE impairment and inventory write-downs which occurred during the first two quarters of fiscal year 2021.

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

In December 2020, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, the Company signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. During fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island CSC in Melville, New York. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC. This transaction is currently within a permitting period as outlined within the Purchase and Sale Agreement. As of February 26, 2022, the related assets had a carrying value of approximately $15,300, which is comprised of approximately $11,600 of building and improvements and $3,700 of land, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of February 26, 2022. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at February 26, 2022 and August 28, 2021 consisted of the following:

	February 26,		August 28,
	2022		2021
Amended Revolving Credit Facility	$285,000		$234,000
Uncommitted Credit Facilities	200,000		201,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	528		191
Obligations under finance leases	1,804		2,461
Less: unamortized debt issuance costs	(1,631)		(1,853)
Total debt, including obligations under finance leases	$835,451		$786,049
Less: current portion	(251,269)	(2)	(202,433)	(3)
Total long-term debt, including obligations under finance leases	$584,182		$583,616

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) Consists of $200,000 from the Uncommitted Credit Facilities, $50,000 from the 3.04% Senior Notes due January 12, 2023, $528 from financing arrangements, $1,150 from obligations under finance leases and net of unamortized debt issuance costs of $409 expected to be amortized in the next 12 months.

(3) Consists of $201,500 from the Uncommitted Credit Facilities, $87 from financing arrangements, $1,273 from obligations under finance leases and net of unamortized debt issuance costs of $427 expected to be amortized in the next 12 months.

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

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,439 and $4,235 at February 26, 2022 and August 28, 2021, respectively.

Uncommitted Credit Facilities

During the second quarter of fiscal year 2022, the Company extended and amended two of the three uncommitted credit facilities entered into or amended during fiscal year 2021. The third uncommitted credit facility was extended and amended in March 2022. All three of these amendments implemented the Secured Overnight Financing Rate (“SOFR”) as the replacement of the LIBOR benchmark. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $200,000 and $201,500 was outstanding at February 26, 2022 and August 28, 2021, respectively, and are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

Because the interest rates on the Uncommitted Credit Facilities have recently been lower than the interest rates which are available on the Company’s other sources of financing, the Company has used, and intends to use in the future, the Uncommitted Credit Facilities for opportunistic refinancing of the Company’s existing indebtedness. The Company does not presently view the Uncommitted Credit Facilities as sources of incremental debt financing of the Company due to the uncommitted nature of the Uncommitted Credit Facilities, but reserves the right to use the Uncommitted Credit Facilities to incur additional debt where it considers it appropriate under the then-existing credit market conditions.

During the twenty-six-week period ended February 26, 2022, the Company borrowed an aggregate $184,000 and repaid an aggregate $134,500 under the Credit Facilities. As of February 26, 2022 and August 28, 2021, the weighted-average interest rates on borrowings under the Credit Facilities were 1.14% and 1.11%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of February 26, 2022, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023 (which is included in the Current portion of debt

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

including obligations under finance leases on the Company's unaudited Condensed Consolidated Balance Sheet as of February 26, 2022), and $50,000 aggregate principal amount of 2.40% Senior Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. On February 26, 2022, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Note 7. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of February 26, 2022, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000 shares of Class A Common Stock. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the thirteen- and twenty-six-week periods ended February 26, 2022, the Company repurchased 4 shares and 57 shares, respectively, of Class A Common Stock for $254 and $4,813, respectively. During the thirteen- and twenty-six-week periods ended February 27, 2021, the Company repurchased 4 shares and 50 shares, respectively, of Class A Common Stock for $360 and $3,519, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021, respectively.

The Company reissued 16 shares and 30 shares of treasury stock during the thirteen- and twenty-six-week periods ended February 26, 2022 respectively, and reissued 16 shares and 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended February 27, 2021, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid aggregate regular cash dividends of $1.50 per common share totaling approximately $83,586 for the twenty-six weeks ended February 26, 2022. For the twenty-six weeks ended February 27, 2021, the Company paid a special cash dividend of $3.50 per common share totaling approximately $195,351 and regular cash dividends of $1.50 per common share totaling approximately $83,685.

On March 22, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on April 26, 2022, to shareholders of record at the close of business on April 12, 2022. The dividend is expected to result in aggregate payments of approximately $41,881, based on the number of shares outstanding at March 15, 2022.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 8. Restructuring and Other Costs

Optimization of Company Operations and Profitability Improvement

The Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. In addition, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations and improving profitability with executing on its Company-wide initiative, referred to as Mission Critical, through fiscal year 2023.

Enhanced Customer Support Model

In fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. Along with this transition, the Company closed 73 branch offices and realigned certain existing locations from branch offices to regional inventory centers. Restructuring and other costs consist of impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs.

The following table summarizes restructuring and other costs:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26,	February 27,	February 26,	February 27,
	2022	2021	2022	2021
Operating lease asset impairment loss	$—	$16,736	$—	$16,736
Consulting-related costs	2,520	1,270	2,520	3,790
Associate severance and separation costs	517	2,568	4,032	3,980
Equity award acceleration costs associated with severance	—	196	1,729	243
Other exit-related costs	97	845	136	845
Total restructuring and other costs	$3,134	$21,615	$8,417	$25,594

Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of February 26, 2022. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Severance and separation costs	Other exit-related costs	Total
Balance at August 28, 2021	$3,328	$367	$441	$4,136
Additions	2,520	4,032	136	6,688
Payments and other adjustments	(3,328)	(3,156)	(559)	(7,043)
Balance at February 26, 2022	$2,520	$1,243	$18	$3,781

Note 9. Asset Impairments

PPE-Related Inventory Write-Down

In fiscal year 2021, the Company realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. During the thirteen- and twenty-six-week periods ended February 27, 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its net realizable value. These inventory write-downs were reflected in the unaudited Condensed Consolidated Statement of Income during the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

second quarter of fiscal year 2021. There were no such inventory write-downs during the thirteen- and twenty-six-week periods ended February 26, 2022.

Impairment Loss

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain such products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. In the second half of fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20,840 of loss recovery related to this prepayment. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Note 10. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and twenty-six-week periods ended February 26, 2022 and February 27, 2021 was immaterial.

Note 11. Income Taxes

During the twenty-six-week period ended February 26, 2022, there were no material changes in unrecognized tax benefits.

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

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and half will be remitted by December 31, 2022.

The Company’s effective tax rate was 24.3% for the twenty-six-week period ended February 26, 2022, as compared to 24.5% for the twenty-six-week period ended February 27, 2021. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Note 12. Legal Proceedings

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

Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.0 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We service our customers from 11 customer fulfillment centers (seven customer fulfillment centers located in the United States, including five primary customer fulfillment centers, one located in the United Kingdom and three located in Canada), seven regional inventory centers, and 25 branch offices. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

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

Our field sales and service associate headcount was 2,448 at February 26, 2022, compared to 2,301 at February 27, 2021. We have migrated our sales force from one designed to sell a spot-buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of productivity, profitability and growth.

Highlights

Highlights during the twenty-six-week period ended February 26, 2022 include the following:

•We generated $57.4 million of cash from operations, compared to $118.9 million for the same period in the prior fiscal year.

•We had net borrowings of $49.5 million on our credit facilities, compared to net borrowings of $65.0 million for the same period in the prior fiscal year.

•We paid out an aggregate $83.6 million in regular cash dividends, compared to an aggregate $279.0 million in cash dividends comprised of special and regular cash dividends of approximately $195.4 million and $83.7 million, respectively, in the same period in the prior fiscal year.

•We incurred $8.4 million in restructuring and other costs, compared to $25.6 million for the same period in the prior fiscal year. Restructuring and other costs primarily consisted of severance and separation costs, equity award acceleration costs and consulting costs. The prior year period also included operating lease asset impairment charges, net of gains related to settlement of lease liabilities, and other exit-related costs related to the prior year internal restructuring due to our sales workforce realignment and enhanced customer support model.

Recent Developments

Progress on Mission Critical

As previously disclosed, we initiated a Company-wide project, which we refer to as “Mission Critical,” to accelerate market share capture and improve profitability over the period through fiscal year 2023. Among the Mission Critical initiatives to realize growth, we began and expect to continue investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end-markets. We also are focused on improving profitability through the implementation of various pricing strategies and critical structural cost reductions in order to improve return on invested capital. We anticipate that the cost reductions will be comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and include initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has impacted and may further impact the Company’s operations and the operations of the Company’s suppliers, vendors and freight carriers. However, demand from our traditional manufacturing end markets has recovered as certain restrictions implemented earlier in the pandemic have been lifted and economic and operating conditions have improved. In conjunction with the lifting of pandemic restrictions, the United States has experienced disruptions in the supply of certain products and services and constrained labor availability. These disruptions have affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, including new variants of COVID-19, will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state and local, and foreign authorities.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 68% of our revenues came from sales in the manufacturing sector during the twenty-six weeks ended February 26, 2022. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. Note that the composition of the IP index was revised by the Federal Reserve in May 2021 which adjusted, among other factors, the base year with which the IP index is calculated. This resulted in a lower level for the historical index in recent years, however the trend in the index continues to show growth as noted above. The MBI and the IP index over the three months ended February 2022 and the average for the three- and 12-month periods ended February 2022 were as follows:

Period	MBI	IP Index
December	58.3	101.6
January	62.5	103.0
February	60.6	103.6

Fiscal Year 2022 Q2 average	60.5	102.7
12-month average	61.1	101.0

During the three-month period ended February 26, 2022, the MBI average remained above 50.0, which indicated growth in manufacturing during the period. Similarly, the average IP index for the three months ended February 26, 2022 increased to 102.7. The recent trending in these indices remains in line with the first quarter of fiscal year 2022, primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 on our Business” above. Beginning in the second half of calendar year 2021 and continuing into calendar year 2022, the United States has seen significant levels of inflation, which has included higher prices for both labor and the products that the Company sells. The Company has sought, where possible, to implement price realization strategies that match or exceed the level of increased costs the Company faces. We will continue to monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended February 26, 2022 Compared to the Thirteen-Week Period Ended February 27, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	February 26, 2022		February 27, 2021		Change

	$	%	$	%	$	%
Net sales	$862,522	100.0%	$773,995	100.0%	$88,527	11.4%
Cost of goods sold	496,247	57.5%	479,244	61.9%	17,003	3.5%
Gross profit	366,275	42.5%	294,751	38.1%	71,524	24.3%
Operating expenses	265,973	30.8%	245,115	31.7%	20,858	8.5%
Restructuring and other costs	3,134	0.4%	21,615	2.8%	(18,481)	(85.5)%
Income from operations	97,168	11.3%	28,021	3.6%	69,147	246.8%
Total other expense	(3,505)	(0.4)%	(3,622)	(0.5)%	117	(3.2)%
Income before provision for income taxes	93,663	10.9%	24,399	3.2%	69,264	283.9%
Provision for income taxes	23,509	2.7%	6,051	0.8%	17,458	288.5%
Net income	70,154	8.1%	18,348	2.4%	51,806	282.4%
Less: Net income attributable to noncontrolling interest	223	0.0%	263	0.0%	(40)	(15.2)%
Net income attributable to MSC Industrial	$69,931	8.1%	$18,085	2.3%	$51,846	286.7%

Net Sales

Net sales increased 11.4%, or $88.5 million, to $862.5 million for the thirteen-week period ended February 26, 2022, as compared to $774.0 million for the same period in the prior fiscal year. The $88.5 million increase in net sales was comprised of approximately $51.6 million of higher sales volume, $32.1 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, and $4.8 million of net sales from fiscal year 2021 acquisitions. Of the $88.5 million increase in net sales during the thirteen-week period ended February 26, 2022, national account customer sales increased by approximately $41.1 million, sales to our core and other customers increased by approximately $47.1 million and sales from fiscal year 2021 acquisitions were $4.8 million, partially offset by a decrease in our government customer sales by approximately $4.5 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week period ended February 26, 2022, as compared to the same period in the prior fiscal year:

ADS Percentage Change
(Unaudited)
	Thirteen Weeks Ended
	February 26, 2022	February 27, 2021
Net Sales (in thousands)	$862,522	$773,995
Sales Days	63	61
ADS(1) (in millions)	$13.7	$12.7
Total Company ADS Percent Change	7.9%	-1.5%

Manufacturing Customers ADS Percent Change	8.9%	-4.9%
Manufacturing Customers Percent of Total Net Sales	69%	68%

Non-Manufacturing Customers ADS Percent Change	5.8%	6.6%
Non-Manufacturing Customers Percent of Total Net Sales	31%	32%

(1) ADS is calculated using the number of business days in the United States for the periods indicated.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.7% of consolidated net sales for the thirteen-week period ended February 26, 2022, as compared to 59.2% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $366.3 million for the thirteen-week period ended February 26, 2022 increased $71.5 million, or 24.3%, compared to the same period in the prior fiscal year. Gross profit margin was 42.5% for the thirteen-week period ended February 26, 2022, as compared to 38.1% for the same period in the prior fiscal year. The increase in gross profit margin was the result of improved price realization and positive spread between sales price and cost of goods sold. In addition, results for the thirteen-week period ended February 27, 2021 include PPE-related inventory write-downs of $30.1 million, which reduced the carrying value of certain PPE-related inventory to their estimated net realizable value. No such inventory write-downs occurred for the thirteen-week period ended February 26, 2022.

Operating Expenses

Operating expenses increased 8.5%, or $20.9 million, to $266.0 million for the thirteen-week period ended February 26, 2022, as compared to $245.1 million for the same period in the prior fiscal year. Operating expenses were 30.8% of net sales for the thirteen-week period ended February 26, 2022, as compared to 31.7% for the same period in the prior fiscal year. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs as well as higher freight costs.

Payroll and payroll-related costs for the thirteen-week period ended February 26, 2022 were 57.8% of total Operating expenses, as compared to 57.1% for the same period in the prior fiscal year. All components of payroll and payroll-related costs, including salary, incentive compensation, sales commission, and fringe benefit costs, increased $13.8 million for the thirteen-week period ended February 26, 2022.

Freight expense was $36.6 million for the thirteen-week period ended February 26, 2022, as compared to $32.5 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges due to increased commodity costs.

Restructuring and Other Costs

We incurred $3.1 million in restructuring and other costs for the thirteen-week period ended February 26, 2022, as compared to $21.6 million for the same period in the prior fiscal year. These charges include associate severance and separation costs, consulting costs and other exit-related costs. Restructuring and other costs for the same period in the prior fiscal year also include impairment charges for operating lease assets, net of gains related to settlement of lease liabilities of

$16.7 million. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. See Note 8, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 246.8%, or $69.1 million, to $97.2 million for the thirteen-week period ended February 26, 2022, as compared to $28.0 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 11.3% for the thirteen-week period ended February 26, 2022, as compared to 3.6% for the same period in the prior fiscal year. This increase was primarily attributable to the overall increase in sales during the thirteen-week period ended February 26, 2022 and the impacts of the prior year PPE-related inventory write-down and impairment charges for operating lease assets within restructuring and other costs as discussed above.

Provision for Income Taxes

The Company’s effective tax rate for the thirteen-week period ended February 26, 2022 was 25.1%, as compared to 24.8% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to an increase in unfavorable permanent tax items.

Net Income

The factors which affected net income for the thirteen-week period ended February 26, 2022, as compared to the same period in the prior fiscal year, have been discussed above.

Twenty-Six-Week Period Ended February 26, 2022 Compared to the Twenty-Six-Week Period Ended February 27, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	February 26, 2022		February 27, 2021		Change

	$	%	$	%	$	%
Net sales	$1,711,069	100.0%	$1,545,899	100.0%	$165,170	10.7%
Cost of goods sold	992,198	58.0%	927,830	60.0%	64,368	6.9%
Gross profit	718,871	42.0%	618,069	40.0%	100,802	16.3%
Operating expenses	522,554	30.5%	483,820	31.3%	38,734	8.0%
Impairment loss	-	0.0%	26,726	1.7%	(26,726)	(100)%
Restructuring and other costs	8,417	0.5%	25,594	1.7%	(17,177)	(67.1)%
Income from operations	187,900	11.0%	81,929	5.3%	105,971	129.3%
Total other expense	(7,627)	(0.4)%	(6,306)	(0.4)%	(1,321)	20.9%
Income before provision for income taxes	180,273	10.5%	75,623	4.9%	104,650	138.4%
Provision for income taxes	43,862	2.6%	18,498	1.2%	25,364	137.1%
Net income	136,411	8.0%	57,125	3.7%	79,286	138.8%
Less: Net income attributable to noncontrolling interest	413	0.0%	586	0.0%	(173)	(29.5)%
Net income attributable to MSC Industrial	$135,998	7.9%	$56,539	3.7%	$79,459	140.5%

Net Sales

Net sales increased 10.7%, or $165.2 million, to $1,711.1 million for the twenty-six-week period ended February 26, 2022, as compared to $1,545.9 million for the same period in the prior fiscal year. The $165.2 million increase in net sales was comprised of approximately $105.4 million of higher sales volume, $49.9 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $8.8 million of net sales from fiscal year 2021 acquisitions, and $1.1 million of favorable foreign exchange impact. Of the $165.2 million increase in net sales during the twenty-six-week period ended February 26, 2022, national account customer sales increased by approximately $80.2 million, sales to our core and other customers increased by approximately $104.9 million and sales from fiscal year 2021 acquisitions were $8.8 million, partially offset by a decrease in our government customer sales by approximately $28.7 million.

The table below shows, among other things, the change in our ADS by total Company and by customer type for the twenty-six-week period ended February 26, 2022, as compared to the same period in the prior fiscal year:

ADS Percentage Change
(Unaudited)
	Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021
Net Sales (in thousands)	$1,711,069	$1,545,899
Sales Days	125	123
ADS(1) (in millions)	$13.7	$12.6
Total Company ADS Percent Change	8.9%	-4.0%

Manufacturing Customers ADS Percent Change	12.2%	-9.3%
Manufacturing Customers Percent of Total Net Sales	68%	67%

Non-Manufacturing Customers ADS Percent Change	2.5%	9.0%
Non-Manufacturing Customers Percent of Total Net Sales	32%	33%

(1) ADS is calculated using the number of business days in the United States for the periods indicated.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.6% of consolidated net sales for the twenty-six-week period ended February 26, 2022, as compared to 60.0% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $718.9 million for the twenty-six-week period ended February 26, 2022 increased $100.8 million, or 16.3%, compared to the same period in the prior fiscal year. Gross profit margin was 42.0% for the twenty-six-week period ended February 26, 2022, as compared to 40.0% for the same period in the prior fiscal year. The increase in gross profit margin was the result of improved price realization and positive spread between sales price and cost of goods sold. In addition, results for the twenty-six-week period ended February 27, 2021 include the prior year PPE-related inventory write-downs of $30.1 million, which reduced the carrying value of certain PPE-related inventory to their estimated net realizable value. No such inventory write-downs occurred for the twenty-six-week period ended February 26, 2022.

Operating Expenses

Operating expenses increased 8.0%, or $38.7 million, to $522.6 million for the twenty-six-week period ended February 26, 2022, as compared to $483.8 million for the same period in the prior fiscal year. Operating expenses were 30.5% of net sales for the twenty-six-week period ended February 26, 2022, as compared to 31.3% for the same period in the prior fiscal year. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs as well as higher freight costs.

Payroll and payroll-related costs for the twenty-six-week period ended February 26, 2022 were 57.4% of total Operating expenses, as compared to 56.7% for the same period in the prior fiscal year. All components of payroll and payroll-related costs, including salary, incentive compensation, sales commission, and fringe benefit costs, increased $25.6 million for the twenty-six-week period ended February 26, 2022.

Freight expense was $72.8 million for the twenty-six-week period ended February 26, 2022, as compared to $64.3 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges due to increased commodity costs.

Impairment Loss

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. In the second half of fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20.8 million of loss recovery related to this prepayment. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Restructuring and Other Costs

We incurred $8.4 million in restructuring and other costs for the twenty-six-week period ended February 26, 2022, as compared to $25.6 million for the same period in the prior fiscal year. These charges include associate severance and separation costs, equity award acceleration costs, consulting costs and other exit-related costs. Restructuring and other costs for the same period in the prior fiscal year also include impairment charges for operating lease assets, net of gains related to settlement of lease liabilities of $16.7 million. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. See Note 8, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 129.3%, or $106.0 million, to $187.9 million for the twenty-six-week period ended February 26, 2022, as compared to $81.9 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 11.0% for the twenty-six-week period ended February 26, 2022, as compared to 5.3% for the same period in the prior fiscal year. This increase was primarily attributable to the increase in sales during the twenty-six-week period ended February 26, 2022 and the impacts of the prior year impairment loss, PPE-related inventory write-down within gross margin and impairment charges for operating lease assets within restructuring and other costs as discussed above.

Provision for Income Taxes

The Company’s effective tax rate for the twenty-six-week period ended February 26, 2022 was 24.3%, as compared to 24.5% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Net Income

The factors which affected net income for the twenty-six-week period ended February 26, 2022, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	February 26,	August 28,
	2022	2021	$ Change
	(Dollars in thousands)
Total debt	$835,451	$786,049	$49,402
Less: Cash and cash equivalents	41,754	40,536	1,218
Net debt	$793,697	$745,513	$48,184
Equity	$1,235,301	$1,161,872	$73,429

As of February 26, 2022, we had $41.8 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) from time to time, and to pay dividends to our shareholders.

As of February 26, 2022, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $835.5 million, net of unamortized debt issuance costs of $1.6 million, as compared to total borrowings of $786.0 million, net of unamortized debt issuance costs of $1.9 million, as of the end of fiscal year 2021. The increase was driven by higher net borrowings under our committed credit facility. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

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

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	February 26,	February 27,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$57,421	$118,934
Net cash used in investing activities	(31,179)	(19,954)
Net cash used in financing activities	(24,916)	(204,804)
Effect of foreign exchange rate changes on cash and cash equivalents	(108)	855
Net increase (decrease) in cash and cash equivalents	$1,218	$(104,969)

Cash Flows from Operating Activities

Net cash provided by operating activities was $57.4 million for the twenty-six weeks ended February 26, 2022 compared to $118.9 million for the twenty-six weeks ended February 27, 2021. The decrease was primarily due to the following:

•an increase in the change in accounts receivable and inventories primarily attributable to higher sales volume, and a decrease in the change in accounts payable and accrued liabilities due to a greater increase in accounts payable in the prior year primarily as a result of the impact of the COVID-19 pandemic;

•partially offset by an increase in net income as described above.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	February 26,	August 28,	February 27,
	2022	2021	2021
	(Dollars in thousands)
Working Capital (1)	$819,641	$752,317	$632,139
Current Ratio (2)	2.4	2.3	2.1

Days’ Sales Outstanding (3)	60.9	61.1	57.4
Inventory Turnover (4)	3.2	3.4	3.4

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated as dividing total current assets by total current liabilities.

(3) Days’ Sales Outstanding is calculated as accounts receivable divided by net sales.

(4) Inventory Turnover is calculated as total cost of goods sold divided by inventory using a 13-month trailing average inventory.

Working capital and the current ratio both increased relative to both August 28, 2021 and February 27, 2021. The increases from both periods presented in the table above were primarily due to increases in both accounts receivable and inventories, partially offset by an increase in the current portion of debt.

The decrease in Accrued expenses and other current liabilities from August 28, 2021 to February 26, 2022 was due to income tax payments primarily made during the second quarter of fiscal year 2022.

Days’ sales outstanding remained largely consistent with August 28, 2021. The increase in days’ sales outstanding as of February 26, 2022 as compared to February 27, 2021 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.

Inventory turnover as of February 26, 2022 declined relative to both August 28, 2021 and February 27, 2021 due to increasing inventory levels as a result of ongoing challenges in the supply chain and to meet customer demand.

Cash Flows from Investing Activities

Net cash used in investing activities for the twenty-six-week periods ended February 26, 2022 and February 27, 2021 was $31.2 million and $20.0 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment primarily related to vending programs and Mission Critical projects.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.9 million for the twenty-six weeks ended February 26, 2022 compared to $204.8 million for the twenty-six weeks ended February 27, 2021, primarily due to the following:

•$83.6 million of regular dividends paid during the twenty-six weeks ended February 26, 2022 compared to $279.0 million of regular and special dividends paid during the twenty-six weeks ended February 27, 2021; and

•net borrowings under our credit facilities of $49.5 million during the twenty-six weeks ended February 26, 2022 compared to net borrowings of $65.0 million during the twenty-six weeks ended February 27, 2021.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Long-Term Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility which was subsequently amended and extended in August 2021. As of February 26, 2022, the Company also had three uncommitted credit facilities, totaling $208.0 million of aggregate maximum uncommitted availability. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of February 26, 2022, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $339.6 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf facility agreements (together, the “Shelf Facility Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Leases and Financing Arrangements

As of February 26, 2022, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.

From time to time, we enter into financing arrangements with vendors to purchase certain information technology equipment or software.

Critical Accounting Estimates

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for credit losses, warranty reserves, contingencies and litigation, income taxes, and accounting for goodwill and long-lived assets. We make estimates, judgments and assumptions in determining the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying Notes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The estimates are used to form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenues and expenses reported that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended February 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended February 26, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
11/28/21-12/28/21	4,067	$83.35	—	5,000,000
12/29/21-1/27/22	334	$84.32	—	5,000,000
1/28/22-2/26/22	113	$79.40	—	5,000,000
Total	4,514		—

(1)During the thirteen weeks ended February 26, 2022, 4,514 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of February 26, 2022, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000,000 shares of Class A Common Stock.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: March 30, 2022	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: March 30, 2022	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer)