Form 10-Q
period 2022-05-28
MSC INDUSTRIAL DIRECT CO INC
filed 2022-06-29
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-14130

_________________

MSC INDUSTRIAL DIRECT CO., INC.

(Exact name of registrant as specified in its charter)

_________________

New York (State or other jurisdiction of incorporation or organization)	11-3289165 (I.R.S. Employer Identification No.)

515 Broadhollow Road, Suite 1000, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

(516) 812-2000

(Registrant’s telephone number, including area code)

_________________

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

As of June 15, 2022, 47,330,569 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

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

•our ability to maintain our credit facilities or incur additional borrowings on terms we deem attractive;

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

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 28, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	May 28,	August 28,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,847	$40,536
Accounts receivable, net of allowance for credit losses of $18,561 and $18,416, respectively	667,019	560,373
Inventories	679,516	624,169
Prepaid expenses and other current assets	92,178	89,167
Total current assets	1,467,560	1,314,245
Property, plant and equipment, net	299,143	298,416
Goodwill	692,668	692,704
Identifiable intangibles, net	93,422	101,854
Operating lease assets	58,854	49,011
Other assets	7,671	5,885
Total assets	$2,619,318	$2,462,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$250,904	$202,433
Current portion of operating lease liabilities	16,464	13,927
Accounts payable	199,477	186,330
Accrued expenses and other current liabilities	152,961	159,238
Total current liabilities	619,806	561,928
Long-term debt including obligations under finance leases	539,050	583,616
Noncurrent operating lease liabilities	43,648	36,429
Deferred income taxes and tax uncertainties	108,849	108,827
Other noncurrent liabilities	—	9,443
Total liabilities	1,311,353	1,300,243
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,567,273 and 48,042,901 shares issued, respectively	48	48
Class B Common Stock (10 votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	780,311	740,867
Retained earnings	641,444	532,315
Accumulated other comprehensive loss	(19,032)	(17,984)
Class A treasury stock, at cost, 1,237,250 and 1,223,644 shares, respectively	(106,655)	(104,384)
Total MSC Industrial shareholders’ equity	1,296,125	1,150,871
Noncontrolling interest	11,840	11,001
Total shareholders’ equity	1,307,965	1,161,872
Total liabilities and shareholders’ equity	$2,619,318	$2,462,115

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Net sales	$958,579	$866,294	$2,669,648	$2,412,193
Cost of goods sold	547,430	499,823	1,539,628	1,427,653
Gross profit	411,149	366,471	1,130,020	984,540
Operating expenses	271,046	257,336	793,600	741,156
Impairment loss (loss recovery), net	—	(20,840)	—	5,886
Restructuring and other costs	3,267	1,349	11,684	26,943
Income from operations	136,836	128,626	324,736	210,555
Other income (expense):
Interest expense	(4,277)	(3,696)	(11,622)	(10,632)
Interest income	17	15	57	52
Other income, net	558	1,131	236	1,724
Total other expense	(3,702)	(2,550)	(11,329)	(8,856)
Income before provision for income taxes	133,134	126,076	313,407	201,699
Provision for income taxes	33,417	31,141	77,279	49,639
Net income	99,717	94,935	236,128	152,060
Less: Net income attributable to noncontrolling interest	60	501	473	1,087
Net income attributable to MSC Industrial	$99,657	$94,434	$235,655	$150,973
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.78	$1.69	$4.23	$2.70
Diluted	$1.78	$1.68	$4.21	$2.69
Weighted-average shares used in computing net income per common share:
Basic	55,914	55,944	55,748	55,814
Diluted	56,106	56,352	56,019	56,139

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Net income, as reported	$99,717	$94,935	$236,128	$152,060
Other comprehensive income, net of tax:
Foreign currency translation adjustments	542	4,325	(682)	7,147
Comprehensive income (1)	100,259	99,260	235,446	159,207
Comprehensive income attributable to noncontrolling interest:
Net income	(60)	(501)	(473)	(1,087)
Foreign currency translation adjustments	(453)	(299)	(366)	(509)
Comprehensive income attributable to MSC Industrial	$99,746	$98,460	$234,607	$157,611

(1) There were no material taxes associated with other comprehensive income during the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Class A Common Stock
Beginning Balance	$48	$48	$48	$47
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	1
Ending Balance	48	48	48	48
Class B Common Stock
Beginning Balance	9	9	9	10
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	(1)
Ending Balance	9	9	9	9
Additional Paid-in Capital
Beginning Balance	766,156	712,750	740,867	690,739
Associate Incentive Plans	14,155	22,897	39,444	44,908
Repurchase and retirement of Class A Common Stock	—	(85)	—	(85)
Ending Balance	780,311	735,562	780,311	735,562
Retained Earnings
Beginning Balance	584,283	523,757	532,315	749,515
Net Income	99,657	94,434	235,655	150,973
Repurchase and retirement of Class A Common Stock	—	(47,008)	—	(47,008)
Regular cash dividends declared on Class A Common Stock	(35,455)	(35,387)	(106,060)	(105,195)
Regular cash dividends declared on Class B Common Stock	(6,491)	(6,635)	(19,472)	(20,512)
Special cash dividends declared on Class A Common Stock	—	—	—	(163,511)
Special cash dividends declared on Class B Common Stock	—	—	—	(31,840)
Dividend equivalents declared, net of cancellations	(550)	(395)	(994)	(3,656)
Ending Balance	641,444	528,766	641,444	528,766
Accumulated Other Comprehensive Loss
Beginning Balance	(19,121)	(18,806)	(17,984)	(21,418)
Foreign Currency Translation Adjustment	89	4,026	(1,048)	6,638
Ending Balance	(19,032)	(14,780)	(19,032)	(14,780)
Treasury Stock
Beginning Balance	(107,401)	(105,645)	(104,384)	(103,948)
Associate Incentive Plans	877	782	2,673	2,604
Repurchases of Class A Common Stock	(131)	(88)	(4,944)	(3,607)
Ending Balance	(106,655)	(104,951)	(106,655)	(104,951)
Total Shareholders’ Equity Attributable to MSC Industrial	1,296,125	1,144,654	1,296,125	1,144,654
Noncontrolling Interest
Beginning Balance	11,327	6,424	11,001	5,628
Foreign Currency Translation Adjustment	453	299	366	509
Net Income	60	501	473	1,087
Ending Balance	11,840	7,224	11,840	7,224
Total Shareholders’ Equity	$1,307,965	$1,151,878	$1,307,965	$1,151,878
Dividends declared per Class A Common Share	$0.75	$0.75	$2.25	$5.75
Dividends declared per Class B Common Share	$0.75	$0.75	$2.25	$5.75

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	May 28,	May 29,
	2022	2021
Cash Flows from Operating Activities:
Net income	$236,128	$152,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,426	51,575
Non-cash operating lease cost	12,583	11,650
Stock-based compensation	14,559	13,407
Loss on disposal of property, plant and equipment	489	460
Inventory write-down	—	30,091
Operating lease and fixed asset impairment due to restructuring	—	15,819
Provision for credit losses	6,255	5,303
Deferred income taxes	(341)	—
Changes in operating assets and liabilities:
Accounts receivable	(113,664)	(77,130)
Inventories	(55,866)	(82,864)
Prepaid expenses and other current assets	(2,859)	(38,658)
Operating lease liabilities	(12,674)	(25,576)
Other assets	(1,405)	585
Accounts payable and accrued liabilities	(329)	82,638
Total adjustments	(100,826)	(12,700)
Net cash provided by operating activities	135,302	139,360
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(44,943)	(37,598)
Net cash used in investing activities	(44,943)	(37,598)
Cash Flows from Financing Activities:
Repurchases of common stock	(4,944)	(50,700)
Payments of regular cash dividends	(125,532)	(125,707)
Payments of special cash dividends	—	(195,351)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	3,364	3,112
Proceeds from exercise of Class A Common Stock options	21,540	28,969
Borrowings under credit facilities	244,000	505,000
Payments under credit facilities	(239,500)	(365,000)
Borrowings under financing obligations	1,058	1,286
Payments on finance lease and financing obligations	(1,984)	(1,896)
Net cash used in financing activities	(101,998)	(200,287)
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	743
Net decrease in cash and cash equivalents	(11,689)	(97,782)
Cash and cash equivalents—beginning of period	40,536	125,211
Cash and cash equivalents—end of period	$28,847	$27,429

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$90,696	$60,903
Cash paid for interest	$10,009	$8,776

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of May 28, 2022 and August 28, 2021, results of operations for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021, and cash flows for the thirty-nine weeks ended May 28, 2022 and May 29, 2021. The financial information as of August 28, 2021 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

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

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which is a 53-week fiscal year. References to “fiscal year 2021” refer to the period from August 30, 2020 to August 28, 2021, which is a 52-week fiscal year. The fiscal quarters ended May 28, 2022 and May 29, 2021 refer to the thirteen weeks ended as of those dates.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19 and Other Economic Trends

The COVID-19 pandemic has impacted and may further impact the Company’s operations; however, demand from the Company’s traditional manufacturing end markets has recovered as certain restrictions implemented earlier in the pandemic have been lifted. In conjunction with the lifting of pandemic restrictions and economic recovery, the United States has experienced disruptions in the supply of certain products and services and disruptions in labor availability. These disruptions have contributed to a highly inflationary environment which has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. These disruptions are also impacting the Company’s customers and their ability to conduct their business or purchase the Company’s products and services.

As a result of recent high inflation, increasing freight and fuel costs, and supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels to ensure sufficient inventory supply to meet customer demand. The extent to which the COVID-19 pandemic and the evolving macroeconomic environment will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, the Company cannot reasonably estimate the full future impacts of these matters at this time.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides for additional disclosures and added transparency for entities which receive government assistance. This includes disclosure of the type of government assistance received, the entity’s method of accounting, and the impact on the entity’s financial statements. This guidance is effective for all entities with annual periods beginning after December 15, 2021. The Company is currently evaluating the effect of the new guidance on its annual disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $6,579 and $5,759 as of May 28, 2022 and August 28, 2021, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $21,653 and $16,844 as of May 28, 2022 and August 28, 2021, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $1,993 and $2,547 as of May 28, 2022 and August 28, 2021, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations or contract assets as of May 28, 2022 and August 28, 2021.

Disaggregation of Revenue

The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations products and services. The Company serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company’s presentation of net sales by customer end-market most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed.

The following table presents the Company’s percentage of net sales by customer end-market for the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 28, 2022	May 29, 2021
Manufacturing Heavy	48%	48%
Manufacturing Light	21%	21%
Government	7%	9%
Retail/Wholesale	7%	7%
Commercial Services	4%	4%
Other (1)	13%	11%
Total net sales	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021
Manufacturing Heavy	48%	47%
Manufacturing Light	21%	20%
Government	7%	10%
Retail/Wholesale	7%	7%
Commercial Services	4%	4%
Other (1)	13%	12%
Total net sales	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 28, 2022		May 29, 2021
United States	$911,609	95%	$813,049	94%
Mexico	19,612	2%	26,051	3%
United Kingdom	13,908	2%	14,688	2%
Canada	13,450	1%	12,506	1%
Total net sales	$958,579	100%	$866,294	100%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2022		May 29, 2021
United States	$2,527,710	95%	$2,268,153	94%
Mexico	62,486	2%	68,219	3%
United Kingdom	42,049	2%	40,575	2%
Canada	37,403	1%	35,246	1%
Total net sales	$2,669,648	100%	$2,412,193	100%

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 3. Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Numerator:
Net income attributable to MSC Industrial as reported	$99,657	$94,434	$235,655	$150,973
Denominator:
Weighted-average shares outstanding for basic net income per share	55,914	55,944	55,748	55,814
Effect of dilutive securities	192	408	271	325
Weighted-average shares outstanding for diluted net income per share	56,106	56,352	56,019	56,139
Net income per share:
Basic	$1.78	$1.69	$4.23	$2.70
Diluted	$1.78	$1.68	$4.21	$2.69

Potentially dilutive securities	330	3	363	884

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.

Note 4. Stock-Based Compensation

The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Stock options	$214	$539	$1,019	$1,760
Restricted stock units	3,212	3,486	11,221	10,604
Performance share units	873	325	2,070	883
Associate Stock Purchase Plan	71	63	249	160
Total	4,370	4,413	14,559	13,407
Deferred income tax benefit	(1,120)	(1,094)	(3,596)	(3,298)
Stock-based compensation expense, net	$3,250	$3,319	$10,963	$10,109

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option activity for the thirty-nine-week period ended May 28, 2022 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 28, 2021	1,130	$76.38
Granted	—	—
Exercised	(310)	69.51
Canceled/Forfeited	(37)	83.06
Outstanding on May 28, 2022	783	$78.78	2.1	$5,051
Exercisable on May 28, 2022	716	$78.37	2.0	$4,917

The unrecognized stock-based compensation cost related to stock option expense at May 28, 2022 was $340 and will be recognized over a weighted-average period of 0.4 years. The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirty-nine-week periods ended May 28, 2022 and May 29, 2021 was $4,771 and $5,719, respectively.

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

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the thirty-nine-week period ended May 28, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at August 28, 2021	58	$75.52
Granted	46	84.96
Vested	—	—
Canceled/Forfeited	(11)	76.51
Non-vested PSUs at May 28, 2022 (1)	93	$80.06

(1) Excludes approximately 11 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs at May 28, 2022 was $4,637 and is expected to be recognized over a weighted-average period of 1.7 years.

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the thirty-nine-week period ended May 28, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 28, 2021	524	$76.69
Granted	177	84.73
Vested	(180)	76.77
Canceled/Forfeited	(49)	77.28
Non-vested RSUs at May 28, 2022 (1)	472	$79.61

(1) Excludes approximately 59 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation cost related to the RSUs at May 28, 2022 was $28,501 and is expected to be recognized over a weighted-average period of 2.6 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of May 28, 2022 and May 29, 2021.

During the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. See Note 9, “Asset Impairments” for further information on the PPE impairment and inventory write-downs which occurred during the first two quarters of fiscal year 2021.

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

During fiscal year 2021, the Company commenced plans to sell its 170,000-square foot Long Island Customer Service Center (“CSC”) in Melville, New York. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC. This transaction is expected to close during the fourth quarter of fiscal year 2022. As of May 28, 2022, the related assets had a carrying value of approximately $15,300, which is comprised of approximately $11,600 of building and improvements and $3,700 of land, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of May 28, 2022. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the net assets.

Note 6. Debt

Debt at May 28, 2022 and August 28, 2021 consisted of the following:

	May 28,		August 28,
	2022		2021
Amended Revolving Credit Facility	$240,000		$234,000
Uncommitted Credit Facilities	200,000		201,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	264		191
Obligations under finance leases	1,468		2,461
Less: unamortized debt issuance costs	(1,528)		(1,853)
Total debt, including obligations under finance leases	$789,954		$786,049
Less: current portion	(250,904)	(2)	(202,433)	(3)
Total long-term debt, including obligations under finance leases	$539,050		$583,616

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) Consists of $200,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 3.04% Senior Notes due January 12, 2023, $264 from financing arrangements, $1,049 from obligations under finance leases and net of unamortized debt issuance costs of $409 expected to be amortized in the next 12 months.

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

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 and $4,235 at May 28, 2022 and August 28, 2021, respectively.

Uncommitted Credit Facilities

During the first three quarters of fiscal year 2022, the Company amended and extended all three of its uncommitted credit facilities. All three of these amendments implemented the Secured Overnight Financing Rate as the replacement of the LIBOR benchmark. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $200,000 and $201,500 was outstanding at May 28, 2022 and August 28, 2021, respectively, and are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

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

During the thirty-nine-week period ended May 28, 2022, the Company borrowed an aggregate $244,000 and repaid an aggregate $239,500 under the Credit Facilities. As of May 28, 2022 and August 28, 2021, the weighted-average interest rates on borrowings under the Credit Facilities were 1.87% and 1.11%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of May 28, 2022, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023 (which is included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheet as of May

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

28, 2022), and $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. As of May 28, 2022, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Note 7. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of May 28, 2022, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000 shares of Class A Common Stock. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the thirteen- and thirty-nine-week periods ended May 28, 2022, the Company repurchased 2 shares and 59 shares, respectively, of Class A Common Stock for $131 and $4,944, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 28, 2022. During the thirteen- and thirty-nine-week periods ended May 29, 2021, the Company repurchased 508 shares and 558 shares, respectively, of Class A Common Stock for $47,181 and $50,700, respectively. From these totals, 507 shares were immediately retired for both the thirteen and thirty-nine weeks ended May 29, 2021, and 1 shares and 51 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 29, 2021.

The Company reissued 15 shares and 45 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 28, 2022, respectively, and reissued 13 shares and 44 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 29, 2021, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

Dividends on Common Stock

The Company paid aggregate regular cash dividends of $2.25 per common share totaling approximately $125,532 for the thirty-nine weeks ended May 28, 2022. For the thirty-nine weeks ended May 29, 2021, the Company paid a special cash dividend of $3.50 per common share totaling approximately $195,351 and regular cash dividends of $2.25 per common share totaling approximately $125,707.

On June 21, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on July 26, 2022, to shareholders of record at the close of business on July 12, 2022. The dividend is expected to result in aggregate payments of approximately $41,988, based on the number of shares outstanding at June 15, 2022.

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

The following table summarizes restructuring and other costs:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Operating lease asset impairment loss	$—	$—	$—	$17,411
Settlement of lease liabilities (gain)	—	(2,278)	—	(2,953)
Consulting-related costs	3,150	2,000	5,670	5,790
Associate severance and separation costs	117	442	4,149	4,421
Equity award acceleration costs associated with severance	—	7	1,729	251
Other exit-related costs	—	1,178	136	2,023
Total restructuring and other costs	$3,267	$1,349	$11,684	$26,943

Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of May 28, 2022. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Severance and separation costs	Other exit-related costs	Total
Balance at August 28, 2021	$3,328	$367	$441	$4,136
Additions	5,670	4,149	136	9,955
Payments and other adjustments	(8,158)	(3,530)	(577)	(12,265)
Balance at May 28, 2022	$840	$986	$—	$1,826

Note 9. Asset Impairments

Prior Year PPE-Related Inventory Write-Down

In fiscal year 2021, the Company realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. During the thirteen- and thirty-nine-week periods ended May 29, 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its net realizable value. These inventory write-downs were reflected in the unaudited Condensed Consolidated Statement of Income during the

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

second quarter of fiscal year 2021. There were no such inventory write-downs during the thirteen- and thirty-nine-week periods ended May 28, 2022.

Prior Year Impairment Loss, Net

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain such products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20,840 of loss recovery related to this prepayment, which resulted in a net impairment charge of $5,886 for the thirty-nine weeks ended May 29, 2021. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Note 10. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for some of its machinery products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and thirty-nine-week periods ended May 28, 2022 and May 29, 2021 was immaterial.

Note 11. Income Taxes

During the thirty-nine-week period ended May 28, 2022, there were no material changes in unrecognized tax benefits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, which is intended to provide economic relief to those impacted by the COVID-19 pandemic.  On March 11, 2021, the American Rescue Plan Act (the “ARPA”) was signed into law. The ARPA includes several provisions, such as measures that extend and expand the Employee Retention Credit (the “ERC”) provision, previously enacted under the CARES Act, through December 31, 2021. The Company has filed a refund claim in connection with the ERC and will account for the potential ERC refund, if any, upon approval and receipt.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and half will be remitted by December 31, 2022.

The Company’s effective tax rate was 24.7% for the thirty-nine-week period ended May 28, 2022, as compared to 24.6% for the thirty-nine-week period ended May 29, 2021.

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

MSC INDUSTRIAL DIRECT CO., INC.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 13. Subsequent Events

In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor Company, Inc. (“Engman-Taylor”), a Menomonee Falls, Wisconsin-based distributor of metalworking tools and supplies, for aggregate consideration of $25,500, subject to customary post-closing working capital adjustments. The Company plans to operate the assets acquired from Engman-Taylor under the name of, and it will continue to go to market as, Engman-Taylor, an MSC Industrial Company.

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

Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.0 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our call centers, branch offices, customer fulfillment centers and regional inventory centers. We service our customers from 11 customer fulfillment centers (seven customer fulfillment centers located in the United States, including five primary customer fulfillment centers, one located in the United Kingdom and three located in Canada), six regional inventory centers, and 25 branch offices. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

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

Our field sales and service associate headcount was 2,448 at May 28, 2022, compared to 2,320 at May 29, 2021. We have migrated our sales force from one designed to sell a spot-buy value proposition to one prepared to deliver upon the new, more complex and high-touch role that we play, driving value for our customers by enabling them to achieve higher levels of productivity, profitability and growth.

Highlights

Highlights during the thirty-nine-week period ended May 28, 2022 include the following:

•We generated $135.3 million of cash from operations, compared to $139.4 million for the same period in the prior fiscal year.

•We had net borrowings of $4.5 million on our credit facilities, compared to net borrowings of $140.0 million for the same period in the prior fiscal year.

•We paid out an aggregate $125.5 million in regular cash dividends, compared to an aggregate $321.1 million in cash dividends comprised of special and regular cash dividends of approximately $195.4 million and $125.7 million, respectively, in the same period in the prior fiscal year.

•We incurred $11.7 million in restructuring and other costs, compared to $26.9 million for the same period in the prior fiscal year. Restructuring and other costs primarily consisted of severance and separation costs, equity award acceleration costs and consulting costs. The prior year period also included operating lease asset impairment charges, net of gains related to settlement of lease liabilities, and other exit-related costs associated with our internal restructuring due to our sales workforce realignment and enhanced customer support model.

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

Relocation and Pending Sale of Long Island Customer Service Center

In December 2020, we announced plans to relocate our Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. In furtherance of these plans, we entered into a Purchase and Sale Agreement to sell our Long Island CSC. This transaction is expected to close during the fourth quarter of fiscal year 2022.

Impact of COVID-19 and Other Economic Trends

The COVID-19 pandemic has impacted and may further impact the Company’s operations; however, demand from our traditional manufacturing end markets has recovered as certain restrictions implemented earlier in the pandemic have been lifted. In conjunction with the lifting of pandemic restrictions and economic recovery, the United States has experienced disruptions in the supply of certain products and services and disruptions in labor availability. These disruptions have contributed to a highly inflationary environment which has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services.

As a result of recent high inflation, increasing freight and fuel costs, and supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels to ensure sufficient inventory supply to meet customer demand. The extent to which the COVID-19 pandemic and the evolving macroeconomic environment will continue to impact the Company’s business, financial condition and results of operations is highly uncertain. Therefore, the Company cannot reasonably estimate the full future impacts of these matters at this time.

Acquisition of Engman-Taylor Assets

In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor Company, Inc. (“Engman-Taylor”), a Menomonee Falls, Wisconsin-based distributor of metalworking tools and supplies, for aggregate consideration of $25.5 million, subject to customary post-closing working capital adjustments. We plan to operate the assets acquired from Engman-Taylor under the name of, and it will continue to go to market as, Engman-Taylor, an MSC Industrial Company.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 69% of our revenues came from sales in the manufacturing sector during the thirty-nine weeks ended May 28, 2022. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. Note that the composition of the IP index was revised by the Federal Reserve in May 2021 which adjusted, among other factors, the base year with which the IP index is calculated. This resulted in a lower level for the historical index in recent years, however index trends remain comparable to those prior to the revision. The MBI and the IP index over the three months ended May 2022 and the average for the three- and 12-month periods ended May 2022 were as follows:

Period	MBI	IP Index
March	61.2	104.1
April	59.3	105.5
May	56.8	105.7

Fiscal Year 2022 Q3 average	59.1	105.1
12-month average	60.3	102.4

During the three-month period ended May 28, 2022, the MBI average remained above 50.0, which indicated growth in manufacturing during the period. The average IP index for the three months ended May 28, 2022 increased to 105.1. The recent trending in these indices remains in line with the first half of fiscal year 2022, primarily due to the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 and Other Economic Trends” above. Beginning in the second half of calendar year 2021 and continuing into calendar year 2022, the United States has experienced supply chain disruptions and significant levels of inflation, which has included higher prices for labor, freight, fuel, and the products that the Company sells. The Company has implemented price realization strategies in response to increased costs the Company faces. We will continue to monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Thirteen-Week Period Ended May 28, 2022 Compared to the Thirteen-Week Period Ended May 29, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 28, 2022		May 29, 2021		Change

	$	%	$	%	$	%
Net sales	$958,579	100.0%	$866,294	100.0%	$92,285	10.7%
Cost of goods sold	547,430	57.1%	499,823	57.7%	47,607	9.5%
Gross profit	411,149	42.9%	366,471	42.3%	44,678	12.2%
Operating expenses	271,046	28.3%	257,336	29.7%	13,710	5.3%
Impairment loss recovery	-	0.0%	(20,840)	(2.4)%	20,840	(100.0)%
Restructuring and other costs	3,267	0.3%	1,349	0.2%	1,918	142.2%
Income from operations	136,836	14.3%	128,626	14.8%	8,210	6.4%
Total other expense	(3,702)	(0.4)%	(2,550)	(0.3)%	(1,152)	45.2%
Income before provision for income taxes	133,134	13.9%	126,076	14.6%	7,058	5.6%
Provision for income taxes	33,417	3.5%	31,141	3.6%	2,276	7.3%
Net income	99,717	10.4%	94,935	11.0%	4,782	5.0%
Less: Net income attributable to noncontrolling interest	60	0.0%	501	0.1%	(441)	(88.0)%
Net income attributable to MSC Industrial	$99,657	10.4%	$94,434	10.9%	$5,223	5.5%

Net Sales

Net sales increased 10.7%, or $92.3 million, to $958.6 million for the thirteen-week period ended May 28, 2022, as compared to $866.3 million for the same period in the prior fiscal year. The $92.3 million increase in net sales was comprised of approximately $54.1 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, approximately $33.9 million of higher sales volume, and approximately $5.8 million of net sales from fiscal year 2021 acquisitions, partially offset by approximately $1.5 million of unfavorable foreign exchange impact. Of the $92.3 million increase in net sales during the thirteen-week period ended May 28, 2022, national account customer sales increased by approximately $56.2 million, sales to our core and other customers increased by approximately $39.1 million and sales from fiscal year 2021 acquisitions were approximately $5.8 million, partially offset by a decrease in our government customer sales by approximately $8.8 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week period ended May 28, 2022, as compared to the same period in the prior fiscal year:

ADS Percentage Change
(Unaudited)
	Thirteen Weeks Ended
	May 28, 2022	May 29, 2021
Net Sales (in thousands)	$958,579	$866,294
Sales Days	65	65
ADS(1) (in millions)	$14.7	$13.3
Total Company ADS Percent Change	10.7%	2.2%

Manufacturing Customers ADS Percent Change	9.8%	18.8%
Manufacturing Customers Percent of Total Net Sales	69%	69%

Non-Manufacturing Customers ADS Percent Change	12.8%	-21.9%
Non-Manufacturing Customers Percent of Total Net Sales	31%	31%

(1) ADS is calculated using the number of business days in the United States for the periods indicated.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 62.0% of consolidated net sales for the thirteen-week period ended May 28, 2022, as compared to 60.2% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $411.1 million for the thirteen-week period ended May 28, 2022 increased $44.7 million, or 12.2%, compared to the same period in the prior fiscal year. Gross profit margin was 42.9% for the thirteen-week period ended May 28, 2022, as compared to 42.3% for the same period in the prior fiscal year. The increase in gross profit margin was the result of improved price realization and positive spread between sales price and cost of goods sold.

Operating Expenses

Operating expenses increased 5.3%, or $13.7 million, to $271.0 million for the thirteen-week period ended May 28, 2022, as compared to $257.3 million for the same period in the prior fiscal year. Operating expenses were 28.3% of net sales for the thirteen-week period ended May 28, 2022, as compared to 29.7% for the same period in the prior fiscal year. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs as well as higher freight costs.

Payroll and payroll-related costs for the thirteen-week period ended May 28, 2022 were 57.7% of total Operating expenses, as compared to 57.0% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $9.6 million for the thirteen-week period ended May 28, 2022. All of these costs, with the exception of sales commissions, increased for the thirteen-week period ended May 28, 2022, as compared to the same period in the prior fiscal year.

Freight expense was $40.0 million for the thirteen-week period ended May 28, 2022, as compared to $36.1 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges due to increased commodity costs.

Prior Year Impairment Loss Recovery

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirteen weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery for a net impairment charge of $5.9 million. The impairment and subsequent loss recovery are recorded in Impairment loss (loss recovery), net on the unaudited Condensed Consolidated Statements of Income. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Restructuring and Other Costs

We incurred $3.3 million in restructuring and other costs for the thirteen-week period ended May 28, 2022, as compared to $1.3 million for the same period in the prior fiscal year. These charges include associate severance and separation costs and consulting costs. Restructuring and other costs for the same period in the prior fiscal year also include gains related to settlement of lease liabilities and other exit-related costs. See Note 8, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 6.4%, or $8.2 million, to $136.8 million for the thirteen-week period ended May 28, 2022, as compared to $128.6 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 14.3% for the thirteen-week period ended May 28, 2022, as compared to 14.8% for the same period in the prior fiscal year. This decrease was primarily attributable to the prior year impairment loss recovery which did not recur in the current fiscal year, partially offset by an overall increase in sales and gross margin during the thirteen-week period ended May 28, 2022.

Provision for Income Taxes

The Company’s effective tax rate for the thirteen-week period ended May 28, 2022 was 25.1%, as compared to 24.7% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to an increase in unfavorable permanent tax items.

Net Income

The factors which affected net income for the thirteen-week period ended May 28, 2022, as compared to the same period in the prior fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended May 28, 2022 Compared to the Thirty-Nine-Week Period Ended May 29, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	May 28, 2022		May 29, 2021		Change

	$	%	$	%	$	%
Net sales	$2,669,648	100.0%	$2,412,193	100.0%	$257,455	10.7%
Cost of goods sold	1,539,628	57.7%	1,427,653	59.2%	111,975	7.8%
Gross profit	1,130,020	42.3%	984,540	40.8%	145,480	14.8%
Operating expenses	793,600	29.7%	741,156	30.7%	52,444	7.1%
Impairment loss, net	-	0.0%	5,886	0.2%	(5,886)	(100.0)%
Restructuring and other costs	11,684	0.4%	26,943	1.1%	(15,259)	(56.6)%
Income from operations	324,736	12.2%	210,555	8.7%	114,181	54.2%
Total other expense	(11,329)	(0.4)%	(8,856)	(0.4)%	(2,473)	27.9%
Income before provision for income taxes	313,407	11.7%	201,699	8.4%	111,708	55.4%
Provision for income taxes	77,279	2.9%	49,639	2.1%	27,640	55.7%
Net income	236,128	8.8%	152,060	6.3%	84,068	55.3%
Less: Net income attributable to noncontrolling interest	473	0.0%	1,087	0.0%	(614)	(56.5)%
Net income attributable to MSC Industrial	$235,655	8.8%	$150,973	6.3%	$84,682	56.1%

Net Sales

Net sales increased 10.7%, or $257.5 million, to $2,669.6 million for the thirty-nine-week period ended May 28, 2022, as compared to $2,412.2 million for the same period in the prior fiscal year. The $257.5 million increase in net sales was comprised of approximately $139.3 million of higher sales volume, approximately $104.0 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, and approximately $14.6 million of net sales from fiscal year 2021 acquisitions, partially offset by approximately $0.4 million of unfavorable foreign exchange impact. Of the $257.5 million increase in net sales during the thirty-nine-week period ended May 28, 2022, national account customer sales increased by approximately $136.4 million, sales to our core and other customers increased by approximately $144.0 million and sales from fiscal year 2021 acquisitions were approximately $14.6 million, partially offset by a decrease in our government customer sales by approximately $37.5 million.

The table below shows, among other things, the change in our ADS by total Company and by customer type for the thirty-nine-week period ended May 28, 2022, as compared to the same period in the prior fiscal year:

ADS Percentage Change
(Unaudited)
	Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021
Net Sales (in thousands)	$2,669,648	$2,412,193
Sales Days	190	188
ADS(1) (in millions)	$14.1	$12.8
Total Company ADS Percent Change	9.5%	-1.9%

Manufacturing Customers ADS Percent Change	11.2%	-0.7%
Manufacturing Customers Percent of Total Net Sales	69%	67%

Non-Manufacturing Customers ADS Percent Change	6.0%	-4.2%
Non-Manufacturing Customers Percent of Total Net Sales	31%	33%

(1) ADS is calculated using the number of business days in the United States for the periods indicated.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 61.1% of consolidated net sales for the thirty-nine-week period ended May 28, 2022, as compared to 60.1% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $1,130.0 million for the thirty-nine-week period ended May 28, 2022 increased $145.5 million, or 14.8%, compared to the same period in the prior fiscal year. Gross profit margin was 42.3% for the thirty-nine-week period ended May 28, 2022, as compared to 40.8% for the same period in the prior fiscal year. The increase in gross profit margin was the result of improved price realization and positive spread between sales price and cost of goods sold. In addition, results for the thirty-nine-week period ended May 29, 2021 include the prior year PPE-related inventory write-downs of $30.1 million, which reduced the carrying value of certain PPE-related inventory to their estimated net realizable value. No such inventory write-downs occurred for the thirty-nine-week period ended May 28, 2022.

Operating Expenses

Operating expenses increased 7.1%, or $52.4 million, to $793.6 million for the thirty-nine-week period ended May 28, 2022, as compared to $741.2 million for the same period in the prior fiscal year. Operating expenses were 29.7% of net sales for the thirty-nine-week period ended May 28, 2022, as compared to 30.7% for the same period in the prior fiscal year. The increase in Operating expenses was primarily due to higher payroll and payroll-related costs as well as higher freight costs.

Payroll and payroll-related costs for the thirty-nine-week period ended May 28, 2022 were 57.5% of total Operating expenses, as compared to 56.8% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $35.2 million for the thirty-nine-week period ended May 28, 2022. All of these costs, with the exception of sales commissions, increased for the thirty-nine-week period ended May 28, 2022, as compared to the same period in the prior fiscal year.

Freight expense was $112.8 million for the thirty-nine-week period ended May 28, 2022, as compared to $100.4 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges due to increased commodity costs.

Prior Year Impairment Loss, Net

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During the thirty-nine weeks ended May 29, 2021, the Company entered into a legal settlement agreement with a vendor that was finalized in June 2021 and, as a result, recorded $20.8 million of loss recovery for a net impairment charge of $5.9 million. The impairment and subsequent loss recovery are recorded in Impairment loss (loss recovery), net on the unaudited Condensed Consolidated Statements of Income. We also incurred $1.4 million of legal costs associated with this matter during the thirty-nine-week period ended May 29, 2021 that are included in Operating expenses for that period. The Company continues to pursue its legal avenues for recovery of the remaining loss.

Restructuring and Other Costs

We incurred $11.7 million in restructuring and other costs for the thirty-nine-week period ended May 28, 2022, as compared to $26.9 million for the same period in the prior fiscal year. These charges include associate severance and separation costs, equity award acceleration costs, consulting costs and other exit-related costs. Restructuring and other costs for the same period in the prior fiscal year also include impairment charges for operating lease assets, net of gains related to settlement of lease liabilities of $14.5 million. More specifically, in the second quarter of fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. This transition included the closure of 73 branch offices, all of which were under operating leases. See Note 8, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 54.2%, or $114.2 million, to $324.7 million for the thirty-nine-week period ended May 28, 2022, as compared to $210.6 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 12.2% for the thirty-nine-week period ended May 28, 2022, as compared to 8.7% for the same period in the prior fiscal year. This increase was primarily attributable to the increase in sales and gross margin during the thirty-nine-week period ended May 28, 2022 and the impacts of the prior year impairment loss, PPE-related inventory write-down within gross margin and impairment charges for operating lease assets within restructuring and other costs as discussed above.

Provision for Income Taxes

The Company’s effective tax rate for the thirty-nine-week period ended May 28, 2022 was 24.7%, as compared to 24.6% for the same period in the prior fiscal year.

Net Income

The factors which affected net income for the thirty-nine-week period ended May 28, 2022, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	May 28,	August 28,
	2022	2021	$ Change
	(Dollars in thousands)
Total debt	$789,954	$786,049	$3,905
Less: Cash and cash equivalents	28,847	40,536	(11,689)
Net debt	$761,107	$745,513	$15,594
Equity	$1,307,965	$1,161,872	$146,093

As of May 28, 2022, we had $28.8 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) from time to time, and to pay dividends to our shareholders.

As of May 28, 2022, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were approximately $790.0 million, net of unamortized debt issuance costs of $1.5 million, as compared to total borrowings of approximately $786.0 million, net of unamortized debt issuance costs of $1.9 million, as of the end of fiscal year 2021. The increase was driven by higher net borrowings under our committed credit facility. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

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

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	May 28,	May 29,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$135,302	$139,360
Net cash used in investing activities	(44,943)	(37,598)
Net cash used in financing activities	(101,998)	(200,287)
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	743
Net decrease in cash and cash equivalents	$(11,689)	$(97,782)

Cash Flows from Operating Activities

Net cash provided by operating activities was $135.3 million for the thirty-nine weeks ended May 28, 2022 compared to $139.4 million for the thirty-nine weeks ended May 29, 2021. The decrease was primarily due to the following:

•an increase in the change in accounts receivable primarily attributable to higher sales volume; and

•a decrease in the change in accounts payable and accrued liabilities due to a greater increase in accounts payable in the prior year from fiscal year 2020 levels due to the COVID-19 pandemic that did not repeat in the current fiscal year; partially offset by

•an increase in net income as described above.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	May 28,	August 28,	May 29,
	2022	2021	2021
	(Dollars in thousands)
Working Capital (1)	$847,754	$752,317	$538,851
Current Ratio (2)	2.4	2.3	1.7

Days’ Sales Outstanding (3)	63.5	61.1	58.7
Inventory Turnover (4)	3.2	3.4	3.4

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated as dividing total current assets by total current liabilities.

(3) Days’ Sales Outstanding is calculated as accounts receivable divided by net sales.

(4) Inventory Turnover is calculated as total cost of goods sold divided by inventory using a 13-month trailing average inventory.

Working capital and the current ratio both increased relative to both August 28, 2021 and May 29, 2021. The increases from both periods presented in the table above were primarily due to increases in both accounts receivable and inventories, partially offset by an increase in the current portion of debt.

The increase in days’ sales outstanding as of May 28, 2022 as compared to August 28, 2021 and May 29, 2021 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.

Inventory turnover as of May 28, 2022 declined relative to both August 28, 2021 and May 29, 2021 due to increasing inventory levels as a result of ongoing challenges in the supply chain and to meet customer demand.

Cash Flows from Investing Activities

Net cash used in investing activities for the thirty-nine-week periods ended May 28, 2022 and May 29, 2021 was $44.9 million and $37.6 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment primarily related to vending programs and Mission Critical projects.

Cash Flows from Financing Activities

Net cash used in financing activities was $102.0 million for the thirty-nine weeks ended May 28, 2022 compared to $200.3 million for the thirty-nine weeks ended May 29, 2021, primarily due to the following:

•$125.5 million of regular dividends paid during the thirty-nine weeks ended May 28, 2022 compared to $321.1 million of regular and special dividends paid during the thirty-nine weeks ended May 29, 2021;

•net borrowings under our credit facilities of $4.5 million during the thirty-nine weeks ended May 28, 2022 compared to net borrowings of $140.0 million during the thirty-nine weeks ended May 29, 2021; and

•$50.7 million in aggregate repurchases of our Class A Common Stock during the thirty-nine weeks ended May 29, 2021, which did not recur during the thirty-nine weeks ended May 28, 2022.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Long-Term Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of May 28, 2022, the Company also had three uncommitted credit facilities, totaling $208.0 million of aggregate maximum uncommitted availability. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of May 28, 2022, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $354.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

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

Leases and Financing Arrangements

As of May 28, 2022, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended May 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended May 28, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
2/27/22-3/29/22	1,546	$77.45	—	5,000,000
3/30/22-4/28/22	105	$85.04	—	5,000,000
4/29/22-5/28/22	21	$78.99	—	5,000,000
Total	1,672		—

(1)During the thirteen weeks ended May 28, 2022, 1,672 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of May 28, 2022, the maximum number of shares that may yet be repurchased under the Share Repurchase Program was 5,000,000 shares of Class A Common Stock.

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: June 29, 2022	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: June 29, 2022	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer)