Form 10-K
period 2022-09-03
MSC INDUSTRIAL DIRECT CO INC
filed 2022-10-20
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2022
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant as of February 25, 2022 was approximately $3,576,295,429.

As of October 3, 2022, 47,219,586 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MSC INDUSTRIAL DIRECT CO., INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2022

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

•general economic conditions in the markets in which we operate;

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

•the potential impact of the COVID-19 pandemic on our sales, operations and supply chain;

•the retention of key personnel;

•the credit risk of our customers, including changes in credit risk as a result of the COVID-19 pandemic, higher inflation and fluctuations in interest rates;

•the risk of customer cancellation or rescheduling of orders;

•difficulties in calibrating customer demand for our products, such as personal protective equipment or “PPE” products, which could cause an inability to sell excess products ordered from manufacturers resulting in inventory write-downs or could conversely cause inventory shortages of such products;

•work stoppages, labor shortages or other business interruptions (including those due to extreme weather conditions) at transportation centers, shipping ports, our headquarters or our customer fulfillment centers;

•disruptions or breaches of our information technology systems, or violations of data privacy laws;

•the retention of qualified sales and customer service personnel and metalworking specialists;

•the risk of loss of key suppliers or contractors or key brands or supply chain disruptions, including due to import restrictions or global geopolitical conditions;

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

•our common stock price may be volatile due to factors outside of our control; and

•the significant control that our principal shareholders exercise over us, which may result in our taking actions or failing to take actions which our other shareholders do not prefer.

ITEM 1. BUSINESS.

General

MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. With a history of driving innovation in industrial product distribution for more than 80 years, we help solve our manufacturing customers’ metalworking, MRO and operational challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of approximately 7,000 associates helps to keep our customers’ manufacturing operations up and running and to improve their efficiency, productivity and profitability.

We serve a broad range of customers throughout the United States, Canada, Mexico and the United Kingdom, from individual machine shops to Fortune 1000 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of six customer fulfillment centers, 10 regional inventory centers and 38 warehouses (36 in North America and two in Europe). Of these warehouses, 13 are new to MSC as a result of the fiscal year 2022 acquisitions. Our customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; Columbus, Ohio; and Hanover Park, Illinois in the United States.

We offer approximately 2.1 million active, saleable stock-keeping units (“SKUs”) through our catalogs; our brochures; our eCommerce channels, including our website, mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time (excluding Class C (“Consumables”) category products). Our customers can choose among many convenient ways to place orders: the MSC website, eProcurement platforms, customer care centers or direct communication with our telesales and outside sales associates.

We believe our value-added solutions approach to driving our customers’ success serves to differentiate MSC from traditional transaction-focused distributors. We endeavor to save our customers money when they partner with us for their metalworking and MRO product needs. We focus on building strong partnerships with our customers to help them improve their productivity and growth. We do this in several ways:

•our experienced team includes customer care representatives, metalworking specialists, safety specialists, fluid connector specialists, inventory management specialists, in-plant and technical support teams and experienced sales associates focused on driving our customers’ success by reducing their operational costs;

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

•our “Better MRO” digital platform delivers knowledge and insights to our customers that assist their associates and their business operations;

•our collaboration efforts with key supplier partners and their research and development teams deliver value and productivity on the plant floor;

•our inventory management solutions enable our customers to carry less inventory and still significantly limit situations when critical items are out of stock;

•our proprietary software solution, called Ap Op® (Application Optimization), enables our metalworking specialists to document productivity savings for customers for a range of applications, including grinding, milling, turning, threading, sawing, hole-making, metalworking fluids and other manufacturing process improvements; and

•our exclusive service, MSC MillMax®, focuses on maximizing milling productivity and lowering cost by reducing the milling optimization process to a fraction of the time. MSC MillMax® helps customers increase material removal rates, reduce cycle times, improve surface finishes and extend tool life, leading to improved productivity, quality and cost savings.

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

Technical Expertise and Support. We provide technical support and one-on-one service through our field sales specialists and our centralized tech team representatives.  We have a dedicated team of more than 120 metalworking specialists who work with customers to improve their manufacturing processes and efficiency, as well as a technical support team that provides assistance to our sales teams and customers via phone and email. These metalworking specialists are customer-facing and work side-by-side with our customers. We utilize our Ap Op® proprietary software to capture the application data and to deliver documented cost savings to our customers. Our exclusive service, MSC MillMax®, focuses on maximizing milling productivity and lowering cost by reducing the milling optimization process to a fraction of the time. Our customers recognize the value of a distributor that can provide technical support to improve their operations and productivity.

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

Superior Customer Service. Our commitment to customer service starts with our many associates who share their deep expertise and knowledge of metalworking and MRO products to help our customers achieve greater success. We invest in sophisticated information systems and provide extensive training to empower our associates to better support our customers. Using our proprietary customer support software, our customer care representatives can: inform customers on a real-time basis of product availability; recommend substitute products; verify credit information; receive special, custom or manufacturer direct orders; cross-check inventory items using previously entered customer product codes; and arrange or provide technical assistance. We offer: customized billing; customer savings reports; electronic data interchange ordering; eCommerce capabilities; bulk discounts; and stocking of specialty items requested by customers.

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

Digital Technologies and the MSC Website. The MSC website provides personalized real-time inventory availability, online bill payment, delivery tracking status, and other enhancements, including work-flow management tools. The user-friendly search engine allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time.

Competitive Pricing. Customers increasingly evaluate their total procurement cost, of which our industrial supplies are an important component. As a result, we strategically adjust our customer pricing to maintain competitiveness, while capturing the value of our comprehensive services.

Growth Strategy

Our growth strategy includes a number of initiatives to gain market share and complete the repositioning of MSC from being a spot-buy supplier to a mission-critical partner to our customers. These initiatives include the following:

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

Expanding programs for public sector and national account customers. Our government programs are focused on becoming an industry leader and trusted advisor to key public sector end customers. Although MSC has been providing metalworking and MRO supplies to the commercial sector for more than 80 years, we recognize the importance of diversifying into the public sector. Over the last few years, MSC has invested in our government programs and expanded into several large contracts with federal, state and local agencies. In fiscal year 2022, MSC was awarded and has successfully executed a five-year contract to service the United States Marine Corps bases across the continental United States, Hawaii and Japan. We see opportunity for additional growth in the public sector.

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

Increasing the size and improving the productivity of our direct sales force. We have invested resources to give our sales representatives more time with our customers and provide increased support during the MRO purchasing process. At September 3, 2022, our field sales and service associate headcount was 2,536. We believe that our sales force investment has played a critical role in the overall success of the Company’s revenue performance. Our sales force, focusing on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.

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

Increasing the number of product lines and productive SKUs. We offer approximately 2.1 million active, saleable SKUs through our eCommerce channels, including the MSC website, inventory management solutions, catalogs, brochures and customer care centers. The majority of products sold are third-party manufactured products; however, SKUs sold under MSC private label brands approximate 14% of net sales. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2022, we added approximately 190,000 SKUs, net of SKU removals, to our active, saleable SKU count. We also leverage the depth and breadth of MSC’s product portfolio within our Consumables category sales channel. We plan to continue adding SKUs in fiscal year 2023.

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

Improving our excellent customer service. MSC consistently receives top quartile customer satisfaction ratings, according to customer surveys. By working to anticipate our customers’ needs, we strive to exceed our customers’ expectations. This focus on our customers’ needs enables us to achieve our goal to stand apart in the market. We use customer comment cards, surveys and other customer outreach tools, using their feedback to improve the overall customer experience.

Selectively pursuing strategic acquisitions and investments. MSC is a leader in the highly fragmented industrial distribution market with significant opportunities for organic and acquisitive growth. We selectively pursue strategic acquisitions that deepen our metalworking expertise, extend our capabilities into strategic adjacencies, such as Original Equipment Manufacturer (“OEM”) fasteners, and expand our markets in North America. We also seek to target investments in businesses and other ventures which we believe offer opportunities for growth and improved operational performance for our business.

In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor Company, Inc. (“Engman-Taylor”), a Menomonee Falls, Wisconsin-based distributor of metalworking tools and supplies. Engman-Taylor will continue to go to market under its current name as an MSC company.

In August 2022, the Company acquired 100% of the outstanding equity of Tower Fasteners, LLC (“Tower Fasteners”), a Holtsville, New York-based distributor of OEM fasteners and components. The acquisition, which was made through the Company’s subsidiary, All Integrated Solutions, Inc. (“AIS”), complements and expands the Company’s presence in the OEM fastener market. Tower Fasteners will continue to go to market under its current name as an MSC company.

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

We purchase substantially all of our products directly from more than 3,000 suppliers. No single supplier accounted for more than 5% of our total purchases in fiscal year 2022, 2021 or 2020.

Customer Fulfillment Centers and Distribution Network

We continue to invest in the enhancement of our distribution efficiency and capabilities. When our customers order an in-stock product online or via phone, we ship it the day the order is placed about 99% of the time. We do that through our six customer fulfillment centers, 10 regional inventory centers and 38 warehouses. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient. Our warehouses are predominantly from our acquired subsidiaries and 13 are new to MSC as a result of the fiscal year 2022 acquisitions. Similar to our customer fulfillment centers, these warehouses primarily handle the stocking and fulfillment of inventory. However, in some cases, these locations also operate as subsidiary headquarters and provide office space for sales associates.

Sales and Marketing

We serve individual machine shops, Fortune 1000 companies, government agencies and manufacturers of all sizes. With some of our recent acquisitions, such as AIS and Tower Fasteners, we have increased our presence in the fastener and Consumables product categories and significantly increased our presence in the VMI space. VMI involves not only the selling of the maintenance Consumables by our associates, but also the management of appropriate stock levels for the customer, fulfilling replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.

MSC’s public sector customers include federal agencies, state governments, and healthcare providers. Federal government customers include the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States General Services Administration, the United States Department of Defense, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. We have individual state and local contracts and have been awarded partnerships with several state co-operatives.

Our national account program includes Fortune 1000 companies, large privately held companies, and international companies primarily doing business in North America. We have identified hundreds of additional national account prospects and have given our sales team tools to ensure we are targeting prospective customers that best fit the MSC model.

We have implemented advanced analytics and significantly increased the return on our marketing investments designed to acquire new customers and increase our share of business with current customers. The majority of our efforts are focused on search engine marketing, email marketing and online advertising to address changes in our customers’ buying behavior and we utilize master catalogs and direct mail on a selective basis. We use our own database of over four million contacts together with external information to target buyers with the highest likelihood to buy.

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

Our associates at our customer care centers undergo an intensive seven-week training course, followed up by regular training seminars and workshops. We monitor and evaluate our sales associates at regular intervals and provide our sales associates with technical training by our in-house specialists and product vendors. We maintain a separate technical support group dedicated to answering customer inquiries and assisting our customers with product operation information and finding the most efficient solutions to manufacturing problems.

Virtual Customer Care Hubs

As part of our enhanced customer support model implemented in fiscal year 2021, we transitioned from our branch office network to virtual customer care hubs. Our virtual customer care hubs continue to play an integral role in obtaining new accounts and penetrating existing ones.

Digital and Traditional Marketing

Our primary method of presenting products and solutions is the MSC website and our digital marketing programs, which include tactics such as search engine marketing, email marketing, social media and online advertising. These programs align with the ever-evolving buying behavior of our customers and are designed to maximize marketing productivity and return on marketing dollars spent. While digital is our primary means of marketing, we leverage master catalogs, specialty and promotional catalogs, and brochures where appropriate. We use specialty and promotional publications to target customers in specific areas, such as metal fabrication, facilities management, and safety and janitorial. Specialty and promotional catalogs, targeted to our best prospects, offer a more focused selection of products.

Customer Service

One of our goals is to make purchasing our products as convenient and effortless as possible.  Customers submit approximately 62% of their orders digitally through our technology platforms (the MSC website, vending machines and eProcurement). The remaining orders are primarily placed via telephone, email and fax. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional situation, our communications system will reroute customer exchanges to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

Information Systems

MSC’s information systems are an integral part of driving growth and delivering our full value proposition to our customers. In today’s digital world, our systems allow our customers to conduct business with us securely across multiple channels and in the way they want. In addition, our systems enable data visibility for faster decision making, which drives operational efficiency and supports a flexible remote workforce across the globe.

Our eCommerce environment is currently being upgraded and enhanced with a focus on delivering an exceptional online customer experience. We plan to achieve this by utilizing state-of-the-art cloud technologies, developing an industry leading search engine, deploying an integrated digital marketing platform and further enriching our product data.

In response to shifts in the labor market, we also look to accelerate automation in our customer fulfillment centers. In fiscal year 2019, we introduced a patented robotic packing solution, and, in fiscal year 2023, we expect to be deploying advanced robotic picking technology to several customer fulfillment centers.

Most of our information systems operate in real time over a secure wide area network, letting each customer fulfillment center and virtual customer care hub share information and monitor daily progress on sales activity, credit approvals, inventory levels, stock balancing, vendor returns, order fulfillment and other key performance measures. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment, based on proprietary forecasting models. We also maintain an Electronic Data Interchange (“EDI”) and XML purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.

As part of our commitment to creating services that fuel the potential of our customers, we develop and maintain a suite of proprietary VMI digital solutions. These VMI digital solutions allow our customers to focus on their core business, while MSC manages their inventory ordering, fulfillment and replenishment. Our various VMI digital solutions are customizable to meet both simple and complex customer needs. Our scanning solutions integrate scanner accumulated orders directly into our Sales Order Entry system and the MSC website. Our CMI enables customers to simply and effectively replenish inventory by submitting orders directly to the MSC website. Our customized vending solutions are used by customers in manufacturing plants to help them achieve supply chain and shop floor optimization, through inventory optimization and reduced tooling and labor costs. All of our digital solutions function directly as front-end ordering systems for our e-Portal-based customers. These solutions take advantage of advanced technologies built upon the latest innovations in eCommerce and wireless and cloud-based computing.

Our core business systems run in a highly distributed computing environment and utilize world-class software and hardware platforms from key partners. We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise information technology (“IT”). With many of our associates shifting to a remote work model beginning in fiscal year 2020, we deployed secure home computing assets and implemented collaboration software to enable interconnected teams and scalable video conferencing for large virtual gatherings.

We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. Over the next few years, we will also be upgrading and migrating many of our systems to take advantage of the flexibility and controls offered by cloud computing platforms while downsizing our on-premise data center footprint. Recent cloud migrations include commercial off-the-shelf enterprise systems as well as our eCommerce infrastructure.

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

Our customer care centers are powered via state-of-the-art telephony, case management and workforce optimization platforms. The features within the platforms create a seamless environment equipped with advanced applications that assist our associates in optimizing our customers’ experience. The architecture has established a dynamic infrastructure that is scalable both in terms of operations and future capabilities. We are continuing to implement additional functionality aimed at enhancing the engagement and personalization of the customer experience regardless of the contact method chosen.

Competition

The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency and includes both traditional distributors and non-traditional, web-based eCommerce competitors. In addition, new entrants in the MRO supply industry could increase competition. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria. Our industry has seen consolidation in recent years. The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products.

Seasonality

During any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fiscal fourth quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions.

Compliance with Health and Safety and Environmental Laws and Regulations

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

Operating and maintenance costs associated with environmental compliance and management of sites are a normal and recurring part of our operations. With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with applicable environmental laws and regulations is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position.

Human Capital Resources

As of September 3, 2022, we employed 6,994 associates worldwide, of which approximately 6,765 were full-time and 229 were part-time. No associate is represented by a labor union. Approximately 90% of our workforce is based in the United States. MSC has not experienced any major work stoppages and considers associate relations to be good.

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

In calendar year 2021, the Company’s Occupational Safety and Health Administration (“OSHA”) Total Recordable Incident Rate was 1.09 and the Company’s OSHA Lost Time Incident Rate was 0.62 based upon the number of incidents per 100 associates (or per 200,000 work hours). The Company’s rates fall well below the Total Recordable Incident Rate and the Lost Time Incident Rate of the North American Industry Classification System, which were 2.20 and 0.90, respectively. The success of our Safety Leadership System was additionally validated through the completion and re-certification to the ISO 45001 Standard in our Columbus, Ohio customer fulfillment center in calendar year 2020. We are expanding our efforts to achieve ISO 45001 certification throughout the supply chain network in the coming years.

Diversity, Equity and Inclusion

MSC is committed to promoting a respectful, diverse workplace, constructive collaboration, innovative creativity, and genuine leadership. We believe that our culture and our business benefit greatly from the rich combination of experience, creativity and perspective that our diverse workforce provides. Our associates' differences – the individual characteristics, work styles, beliefs and backgrounds – make us strong and equip us to better serve our customers. Because we are dedicated to an environment of equal opportunity, we partner with several outreach organizations that help us in our recruitment efforts such as: Hiring our Heroes, minority-owned organizations, women-owned organizations, local and state workforce services, and vocational rehab centers. Additionally, MSC launched three new business resource groups during fiscal year 2022, known as Inclusion Circles—Pride, DisABLEd and HOLA (Hispanic Organization for Leadership and Advancement)— adding to the those previously introduced in fiscal year 2021—WIN (Women’s Inclusion Network), Veterans, and BIG (Black Inclusion Group). Membership of the Inclusion Circles has grown to more than 800 associates combined, and each Inclusion Circle is sponsored by a member of the MSC leadership team.

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

MSC also offers through MSC University various learning and development opportunities in support of associate career growth and success through a variety of offerings, including virtual classrooms and webinars, instructor-led courses, informal work groups, e-learning, books and articles, and more. These opportunities can drive improvement, facilitate career development, provide coaching and mentoring opportunities, and enhance communication skills. The average training hours completed by MSC associates in fiscal year 2022 increased more than 10% year over year to over 17 hours per individual. Additionally, MSC’s tuition assistance program covers educational costs and provides eligible associates the financial assistance to obtain a graduate or undergraduate degree while working.

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

Risks Related to Our Business

Our business depends heavily on the operating levels of our customers and the economic factors that affect them, including general economic conditions.

Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been, and will continue to be, influenced by most of the same economic factors that affect demand for and production of our customers’ products.

When, as occurs in economic downturns, current or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale with our customers come under pressure, which may adversely affect the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities and may prevent them from ordering our products as frequently or in the quantities they otherwise would. We may experience adverse impacts to our business as a result of any economic recession or slowing in the rate of growth.

Additionally, macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, labor and supply costs, and interest rates. Any or all of these factors may impact us, our customers, and their demand for our products, and all of these factors may be exacerbated by an increase in the rate of COVID-19 infections, or any government restrictions put in place as a result of an increase in COVID-19 infections.

In addition, as various sectors of our industrial customer base face increased foreign competition, and in fact lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

Our results of operations have been adversely affected in the past, and may in the future be adversely impacted, by the COVID-19 pandemic.

The COVID-19 pandemic has led to periods of significant volatility, uncertainty and economic disruption since its onset. The COVID-19 pandemic has had impacts on our business, operations, financial results and financial condition in the past and the future impacts and consequences of the pandemic will depend on numerous evolving factors which are uncertain and cannot be predicted, including, but not limited to: the scope, duration and severity of the pandemic, including the possibility of further surges or variants of COVID-19; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain, especially with respect to freight and labor availability; disruptions to our ability to sell and provide our services and products; disruptions to our operations resulting from the illness of any of our associates, including associates at our customer fulfillment centers; the macroeconomic environment, including periods of high inflation; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. Any of these factors could amplify the other risks and uncertainties described herein and could materially adversely affect our business, operations, financial results and financial condition. The future impacts of the COVID-19 pandemic may be difficult to predict and may affect us differently than we have previously experienced.

Changes in our customer and product mix, or adverse changes to the cost of goods we sell, could cause our gross margin percentage to fluctuate, or decrease.

From time to time, we have experienced changes in our customer mix and in our product mix. Changes in our customer mix have resulted from geographic expansion, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have resulted from marketing activities to existing customers and needs communicated to us from existing and prospective customers as well as from business acquisitions. As our national account and government customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us. In addition, our continued expansion of our vending program and other eCommerce platforms has placed pressure on our gross margin. We may also be subject to price increases from our suppliers and independent freight carriers that we may not be able to pass along to our customers, particularly in periods of high inflation.

Volatility in commodity, energy and labor prices may adversely affect operating margins.

In times of commodity, energy and labor price increases, we may be subject to price increases from our suppliers and independent freight carriers that we may be unable to pass along to our customers. Raw material costs used in our suppliers’ products (steel, tungsten, etc.), and energy and labor costs may increase, which may result in increased production costs for our suppliers. The fuel costs of our independent freight carriers have been volatile. Our suppliers and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.

In addition to increases in commodity, energy and labor prices, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.

Inflation impacts the costs at which we can procure products and our ability to increase prices at which we sell to customers over time. Prolonged periods of low inflation or deflation could adversely affect our ability to increase the prices at which we sell to customers. Periods of high or rapid inflation, such as the historically high levels of inflation the United States has experienced recently, may also cause the prices that our suppliers and independent freight carriers charge to increase rapidly or unpredictably. We may not be able to pass along increased costs due to inflation in full or synchronously to customers, which may result in lower margins or changes in our relationships with customers.

We operate in a highly competitive industry, which is evolving and consolidating, which could adversely affect our business and financial results.

The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies which operate primarily outside of our industry entering our marketplace.

Our industry is evolving at an accelerated pace. If we do not have the agility and flexibility to effectively respond to this accelerated pace of industry changes, our strategy could be put at risk resulting in a loss of market share. We also face substantial competition in the online distribution space that competes with price transparency. Increased competition from online retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies or sales methods, could cause us to lose market share or reduce our prices, adversely affecting our sales, margins and profitability.

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

In order to operate more efficiently, control costs, and improve profitability, we incurred approximately $15.8 million in restructuring and other costs in fiscal year 2022, primarily consisting of consulting-related costs associated with the optimization of the Company’s operations, associate severance and separation costs, and equity award acceleration costs. There can be no assurance that these actions will achieve their intended benefits.

As a U.S. government contractor, we are subject to certain laws and regulations which may increase our costs of doing business and which subject us to certain compliance requirements and potential liabilities.

As a supplier to the U.S. government, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of these specific laws and regulations, as well as others, could result in the imposition of fines and penalties or the termination of our U.S. government contracts and could harm our reputation and cause our business to suffer.

Our business is exposed to the credit risk of our customers which could adversely affect our operating results.

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy or the financial condition of our customers, including as a result of higher inflation and fluctuations in interest rates, a surge in COVID-19 infections, geopolitical events, or macroeconomic events, could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults.

Failure to accurately forecast customer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products, we may purchase products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell excess products, such as PPE products, ordered from manufacturers. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of SKUs, difficulties in product sourcing, including due to supply chain disruptions affecting us and our suppliers, or rapid changes in demand may result in inventory impairment or write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, including due to supply chain disruptions affecting us and our suppliers, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.

The risk of cancellation or rescheduling of orders may cause our operating results to fluctuate.

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we strive to maintain relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets, including changes in national and local government budgets. Additionally, although our customer base is diverse, ranging from individual machine shops to Fortune 1000 companies and large governmental agencies, the cancellation or rescheduling of significant orders by larger customers may still have a material adverse effect on our operating results from time to time.

Work stoppages, labor shortages or other disruptions, including those due to extreme weather conditions and in response to the COVID-19 pandemic, at transportation centers, shipping ports, our headquarters or our customer fulfillment centers may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, including global and domestic locations, due to third-party work stoppages or labor shortages or severe weather conditions affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions, including winter storms, could adversely affect demand for our products in particularly hard-hit regions and impact our sales and/or our ability to deliver our products. Additionally, further or new implementation of shelter-in-place orders, social distancing orders, quarantines, port closures, increased border controls or closures, and other travel restrictions or government actions in response to COVID-19 may affect both our ability to maintain core products in inventory and to deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations.

Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking specialists.

Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, and in particular metalworking specialists, who can provide technical support to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers. Additionally, hiring and retaining such qualified individuals may be adversely impacted by global and domestic economic uncertainty, and increased competition for such qualified individuals. If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, our operational capabilities and ability to provide differentiated services may be adversely affected.

The loss of key suppliers or contractors or key brands or supply chain disruptions could adversely affect our operating results.

We believe that our ability to offer a combination of well-known brand name products and competitively priced exclusive brand products is an important factor in attracting and retaining customers. Our ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from our key suppliers and contractors. The loss of, or a substantial decrease in, the availability of products or services from key suppliers or contractors at competitive prices, or the loss of a key brand, could cause our revenues and profitability to decrease. In addition, supply chain disruptions could continue to arise due to transportation interruptions and labor disputes or shortages. Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic, especially with respect to freight and labor availability, and may be impacted by other factors outside of our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences. Disruptions in our supply chain could result in a decrease in revenues and profitability.

Supply chain disruptions could adversely impact our business, operating results and financial position.

Disruptions in our supply chain due to events outside of our control, including natural and human-induced disasters, earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather, widespread contagious diseases or viruses such as COVID-19, geopolitical events, such as war, economic sanctions, civil unrest, rioting or terrorist attacks in the United States or countries in which we operate, in which our key suppliers are located or through which products we sell are transported or distributed, transportation disruptions, labor actions, raw material shortages, inadequate manufacturing capacity or utilization to meet demand, actions by governments and central banks that impact the flow of international goods, and the imposition of other trade limitations, prohibitions or sanctions that increase the costs of domestic and international trade and transportation, could restrict our ability to obtain products that our customers demand or to meet delivery expectations, which could adversely impact our business, operating results and financial position. For example, the outbreak of the COVID-19 pandemic and governmental actions taken in response disrupted, and may in the future disrupt, our operations and the operations of our suppliers, customers and companies who facilitate deliveries to our customers. Any such disruption or other catastrophic event could cause our distribution channels and networks to become limited or non-operational, adversely impact our ability to obtain or deliver products to our customers in a timely manner, limit our ability to meet customer demand, result in lost sales, increased costs, penalties, order cancellations or contract terminations, or adversely impact our customer relationships. Our ability to fulfill customer orders using same-day shipping and next-day delivery is an integral component of our business strategy upon which our customers rely, and any such disruption could adversely impact our business, operating results and financial position.

Changes to trade policies or trade relationships could make sourcing products from overseas more difficult and/or costlier as well as negatively affect the markets we sell into.

Changes to trade policies or trade relationships, including the imposition of significant restrictions, quotas, duties, tariffs, or moratoriums on economic activity with certain countries or regions, whether because of amendments to or elimination of existing trade agreements, the imposition of new or modified trade tariffs, or other governmental orders or sanctions, could have an adverse effect on our business. These changes and other changes to trade policies or trade relationships could adversely affect our ability to secure sufficient products to service our customers and/or result in increased product costs that we may not be able to pass on to our customers, resulting in lower margins. Additionally, these changes could adversely affect our foreign sales.

Opening or expanding our customer fulfillment centers exposes us to risks of delays and may affect our operating results.

In the future, as part of our long-term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration. In addition, we intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. Additionally, the opening of new customer fulfillment centers or the expansion of existing customer fulfillment centers would have an adverse impact on operating expenses as a percentage of sales, inventory turnover and return on investment in the periods prior to and for some time following the commencement of operations of each new customer fulfillment center or the completion of such expansions.

We establish insurance-related healthcare reserves based on historical claims experience and actuarial estimates, which could lead to adjustments in the future based on actual claims incurred.

We retain a significant portion of the risk under our healthcare insurance program. In fiscal year 2021, we began self-insuring for costs associated with associates’ health needs, which is limited by stop-loss coverage. Our self-insurance accruals are determined on an actuarial basis, based on historical claims experience and an estimate of claims incurred but not yet reported and other relevant factors. While we believe our estimation process is well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency, magnitude or number of claims make it difficult to predict the ultimate cost of claims and may lead to future adjustments of reported results of operations which, depending on the magnitude of such adjustments, may significantly affect our reported results or negatively affect the reliability of our reported results.

An interruption of operations at our headquarters or customer fulfillment centers could adversely impact our business.

Our business depends on maintaining operations at our co-located headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, cyber-attack, terrorist attack, earthquake, storm, hurricane, flood, fire, drought, tornado and other extreme weather, pandemic or other interruption could have a material adverse effect on our business and financial results.

Goodwill and other indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.

As of September 3, 2022, our combined goodwill and other indefinite-lived intangible assets amounted to $722.9 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investments in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or other indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other indefinite-lived intangible assets.

Climate change and societal and governmental responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led, and will continue to lead, to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of concerns regarding the impact of climate change, governmental regulations and public perceptions. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. Our efforts to take these risks into account, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Additionally, climate change may present additional physical risks to our operations and lead to an increased frequency of unusual or extreme weather conditions, which could disrupt our supply chain or harm or disrupt our operations or those of our customers or suppliers.

Our principal shareholders exercise significant control over us.

We have two classes of common stock. Our Class A Common Stock has one vote per share and our Class B Common Stock has 10 votes per share. As of October 3, 2022, the Non-Executive Chairman of our Board of Directors, his sister, certain of their family members, including our President and Chief Executive Officer, and related trusts collectively owned 100% of the outstanding shares of our Class B Common Stock and approximately 3.5% of the outstanding shares of our Class A Common Stock, giving them control over approximately 65.9% of the combined voting power of our Class A Common Stock and our Class B Common Stock. Consequently, such shareholders will be able to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company’s shareholders for approval, including amendments to our certificate of incorporation and our second amended and restated by-laws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our shareholders, the market price of our Class A Common Stock may be adversely affected.

Risks Related to Our Indebtedness

The terms of our credit facilities and senior notes impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

We currently have credit facilities and outstanding senior notes. For a description of these facilities and senior notes, please see Note 9, “Debt” in the Notes to Consolidated Financial Statements. We are subject to various operating and financial covenants under the credit facilities and senior notes which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates or make substantial asset sales. Any failure to comply with these covenants may constitute a breach under the credit facilities and senior notes, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and the termination of revolving credit commitments. Additionally, as interest rates rise, there may be fewer alternatives to our existing credit facilities for raising additional capital or such alternatives may be more expensive.

Our inability to maintain our committed and uncommitted credit facilities could materially adversely affect our liquidity and our business.

Our ability to manage our business and execute our business strategy is dependent, in part, on the continued availability of financing. With respect to committed facilities, lenders may decline to renew or extend credit facilities, or they may require stricter terms and conditions with respect to future facilities, and we may not find these terms and conditions acceptable. With respect to uncommitted facilities, lenders may cease making loans or demand payment of outstanding loans, which may overly restrict our ability to conduct our business successfully and adversely impact our liquidity and financial position.

Uncertainty about the future of LIBOR may adversely affect our business and financial results.

Borrowings under certain of our credit facilities currently use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently than in the past. Regulators and industry groups have recommended alternatives for certain reference rates, such as the Secured Overnight Financing Rate (“SOFR”). We have adopted amendments to our credit facilities which provide for the transition to SOFR as the applicable benchmark rate. The future performance of SOFR, which is a relatively new reference rate with a limited history, may be hard to predict and could lead to additional volatility or an increase in the cost of our variable rate indebtedness, greater than what would occur using LIBOR. The consequences of these developments with respect to LIBOR and SOFR cannot be entirely predicted but could result in negative impacts to our financial position, liquidity and results of operations.

General Risk Factors

Disruptions or breaches of our IT systems, or violations of data privacy laws, could adversely affect us.

We believe that our IT systems are an integral part of our business and growth strategies. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based associates to work from home. As a result, we are increasingly dependent upon our IT systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our IT systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, and physical or electronic break-ins. In addition, our IT systems may be vulnerable to cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, all of which are rapidly evolving and becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our customers’ information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, including the possibility of government fines, disrupt our operations and divert management attention and key IT resources.

Any material cyber-attack or failure of our IT systems to perform as we anticipate could disrupt our business and operations, result in transaction errors, loss of data, processing inefficiencies, downtime, litigation, government investigation or fines, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), the loss of sales and customers, and damage our reputation. In addition, changes to our IT systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition and results of operations. Additionally, our suppliers and customers also rely upon IT systems to operate their respective businesses. If any of them experience a cyber-attack or other cyber incident, this could adversely impact their operations, which may in turn impact or adversely affect our operations.

Regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA),

the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, the California Consumer Protection Act that became effective on January 1, 2020, and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Our success is dependent on certain key management personnel.

Our success depends largely on the efforts and abilities of certain key senior management. The loss or disruption of the services of one or more of such key personnel could have a material adverse effect on our business and financial results. We do not maintain any key-man insurance policies with respect to any of our executive officers.

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

Acquisitions and other strategic transactions present numerous risks and challenges, which could harm our business, including:

•diversion of management’s attention from the normal operation of our business;

•potential loss of key associates and customers of the acquired companies;

•difficulties managing and integrating operations in geographically dispersed locations;

•the potential for deficiencies in internal controls at the acquired companies;

•increases in our expenses and working capital requirements, which reduce our return on invested capital;

•lack of experience operating in the geographic market or industry sector of the acquired companies; and

•exposure to unanticipated liabilities of the acquired companies.

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

We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, such actions could negatively impact our reputation in the impacted geographic market and more broadly.

Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us.

There is an increasing focus on corporate social and environmental responsibility in our industry. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. This corporate social and environmental responsibility influence is expanding to other stakeholders such as investors, suppliers, associates and communities. We currently voluntarily comply with the sustainability standards set forth by various sustainability initiatives and organizations. These social and environmental responsibility practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. In addition, the failure by us to take action or otherwise comply with the policies of our customers may negatively impact our customer relationships or reputation, which may adversely impact our business and results of operations.

Our common stock price may be volatile.

We believe factors such as fluctuations in our operating results or the operating results of our competitors, changes in economic conditions in the market sectors in which our customers operate, notably the durable and non-durable goods manufacturing industry, which accounts for a substantial portion of our revenues, and changes in general market conditions, including as a result of inflation, rising interest rates, a surge in COVID-19 infections and geopolitical events could cause the market price of our Class A Common Stock to fluctuate substantially.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have customer fulfillment centers in or near the following locations:

	Approx.	Operational	Leased/
Location	Sq. Ft.	Date	Owned
Harrisburg, Pennsylvania	821,000	1997	Owned
Atlanta, Georgia	721,000	1990	Owned
Elkhart, Indiana	545,000	1996	Owned
Columbus, Ohio	468,000	2014	Owned
Reno, Nevada	419,000	1999	Owned
Hanover Park, Illinois	288,000	2003	Leased

We maintain 38 warehouses, of which 36 are located in North America and two are located in Europe. This count includes locations which were previously referred to as either branches or customer fulfillment centers. Of these locations, 13 are new to MSC as a result of the fiscal year 2022 acquisitions. Our warehouses range in size from approximately 1,000 to 110,000 square feet. We also maintain 10 regional inventory centers, all of which are located in the United States, which vary in size from approximately 7,000 to 22,000 square feet. Most of these warehouses and regional inventory centers are leased. These leases will expire at various periods, with the longest extending to fiscal year 2031. The aggregate annual lease payments on the leased warehouses, regional inventory centers and customer fulfillment centers in fiscal year 2022 were approximately $9.6 million.

During fiscal year 2021, the Company announced plans to relocate its Long Island Customer Service Center (“CSC”) to a smaller facility in Melville, New York. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. The Company subsequently entered into a Purchase and Sale Agreement to sell the Long Island CSC, which closed during the fourth quarter of fiscal year 2022.

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

In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid aggregate annual regular cash dividends of $3.00 per share in fiscal year 2022. The Company paid aggregate annual cash dividends of $6.50 per share in fiscal year 2021, consisting of a special cash dividend of $3.50 per share and total quarterly regular cash dividends of $3.00 per share. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

On October 11, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.79 per share, payable on November 29, 2022 to shareholders of record at the close of business on November 15, 2022. The dividend will result in a payout of approximately $44.1 million, based on the number of shares outstanding at October 3, 2022.

The approximate number of holders of record of MSC’s Class A Common Stock as of October 3, 2022 was 532. The number of holders of record of MSC’s Class B Common Stock as of October 3, 2022 was 19.

Purchases of Equity Securities

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the NYSE, during the quarter ended September 3, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
5/29/22-6/28/22	338	$76.72	—	5,000,000
6/29/22-7/29/22	301,630	$73.74	300,000	4,700,000
7/30/22-9/3/22	1,780	$78.91	—	4,700,000
Total	303,748		300,000

________________________

(1) During the quarter ended September 3, 2022, 3,748 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our share-based compensation program and are included in the total number of shares purchased.

(2) Activity is reported on a trade date basis.

(3) On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of the Company’s Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of September 3, 2022, the maximum number of shares of the Company’s Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,700,000 shares.

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

The graph assumes $100 invested at the closing price of our Class A Common Stock on the NYSE and each index on September 2, 2017 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A Common Stock.

Cumulative Total Shareholder Return

for the Period from September 2, 2017 through September 3, 2022

	9/2/2017	9/1/2018	8/31/2019	8/29/2020	8/28/2021	9/3/2022
MSC Industrial Direct Co., Inc.	100.00	126.78	103.68	114.30	158.01	150.90
S&P Midcap 400 Index	100.00	119.51	111.83	117.74	169.54	148.88
Dow Jones US Industrial Supplier Index	100.00	150.09	129.41	180.18	221.57	218.89

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

MSC is a leading North American distributor of a broad range of metalworking and MRO products and services. We help our customers drive greater productivity, profitability and growth with approximately 2.1 million products, inventory management and other supply chain solutions, and deep expertise from more than 80 years of working with customers across industries. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our experienced team of approximately 7,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling and optimizing for a more productive tomorrow. We offer approximately 2.1 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including the MSC website; our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 10 regional inventory centers and 38 warehouses. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and continue to provide additional procurement cost-savings solutions to our customers through technology such as our CMI, VMI and vending programs. Our field sales and service associate headcount was 2,536 at September 3, 2022 compared to 2,398 at August 28, 2021 and 2,263 at August 29, 2020.

The chart below displays a two-year comparison of our net sales from fiscal year 2021 through fiscal year 2022:

Comparison of Net Sales (in millions)
$3,700
$3,600
$3,500
$3,400
$3,300
$3,200
$3,100
$3,000
$3,243.2
$179.3
$159.4
$35.4
$(3.0)
$77.6
$3,691.9
FY 2021 Net Sales
Organic volume
Pricing and other (1)
Acquisitions
Foreign exchange
Additional week (2)
FY 2022 Net Sales

(1)Pricing and other is comprised of changes in customer and product mix, discounting and other items.

(2)Fiscal year 2022 includes a 53rd week during the reporting period, including the net sales of acquisitions during the 53rd week.

Highlights

Highlights during fiscal year 2022 include the following:

•We generated $246.2 million of cash from operations compared to $224.5 million in fiscal year 2021.

•We repurchased and immediately retired $22.1 million of MSC’s Class A Common Stock compared to $67.5 million in fiscal year 2021.

•We paid out $167.4 million in regular cash dividends compared to $362.7 million in cash dividends in fiscal year 2021, comprised of special and regular cash dividends of $195.4 million and $167.3 million, respectively.

•In June 2022, we acquired Engman-Taylor for aggregate consideration of $24.8 million.

•In July 2022, the sale of our Long Island CSC closed, resulting in a gain on sale of $10.1 million.

•In August 2022, we acquired Tower Fasteners for aggregate consideration of $33.9 million, which includes a post-closing working capital adjustment of approximately $1.0 million that is subject to finalization.

•We incurred $15.8 million in restructuring and other costs compared to $31.4 million in fiscal year 2021. Restructuring and other costs primarily consisted of consulting-related costs associated with the optimization of the Company’s operations, associate severance and separation costs, and equity award acceleration costs. The prior fiscal year also included operating lease asset impairment charges, net of gains related to settlement of lease liabilities, and other exit-related costs associated with our internal restructuring due to our sales workforce realignment and enhanced customer support model.

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

Relocation and Sale of Long Island CSC

In December 2020, we announced plans to relocate our Long Island CSC to a smaller facility. In connection with the announcement, we signed a 10-year lease to occupy approximately 26,000 square feet in an office building in Melville, New York, which commenced in September 2021. In furtherance of these plans, we entered into a Purchase and Sale Agreement to sell our Long Island CSC. This transaction closed during the fourth quarter of fiscal year 2022.

Impact of COVID-19 and Other Economic Trends

In recent years, the COVID-19 pandemic has impacted the Company’s operations; however, demand from our traditional manufacturing end markets has recovered as most restrictions implemented earlier in the pandemic have been lifted. In conjunction with the lifting of pandemic restrictions and the ensuing economic recovery, the United States experienced and continues to experience disruptions in the supply of certain products and services and disruptions in labor availability. These disruptions have contributed to a highly inflationary environment which has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. These disruptions are also impacting our customers and their ability to conduct their business or purchase our products and services.

As a result of recent high inflation, increasing freight, labor and fuel costs, and supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels to ensure sufficient inventory supply to meet customer demand. The extent to which the COVID-19 pandemic and the evolving macroeconomic environment will continue to impact the Company’s business, financial condition and results of operations is highly uncertain.

Acquisitions of Engman-Taylor and Tower Fasteners

In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor, a Menomonee Falls, Wisconsin-based distributor of metalworking tools and supplies, for aggregate consideration of $24.8 million. Engman-Taylor will continue to go to market under its current name as an MSC company.

In August 2022, the Company acquired 100% of the outstanding equity of Tower Fasteners, a Holtsville, New York-based distributor of OEM fasteners and components, for aggregate consideration of $33.9 million, which includes a post-closing working capital adjustment of approximately $1.0 million that is subject to finalization. The acquisition, which was made through the Company’s subsidiary, AIS, complements and expands the Company’s presence in the OEM fastener market. Tower Fasteners will continue to go to market under its current name as an MSC company.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Metalworking Business Index (the “MBI”) and the Industrial Production (“IP”) index. Approximately 70% of our revenues came from sales in the manufacturing sector during the fourth quarter of fiscal year 2022. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the MBI and the IP index. The MBI is a sentiment index developed from a monthly survey of the U.S. metalworking industry, focusing on durable goods manufacturing. For the MBI, a value below 50.0 generally indicates contraction and a value above 50.0 generally indicates expansion. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. The MBI and the IP index over the fourth quarter of fiscal year 2022 and the fourth quarter and fiscal year averages were as follows:

Period	MBI	IP Index
June	54.8	104.2
July	52.0	104.7
August	51.8	104.5

Fiscal year 2022 Q4 average	52.9	104.5
Fiscal year 2022 full year average	58.1	103.0

During fiscal year 2022, the MBI average exceeded 50.0, which indicated growth in manufacturing during the period, albeit declining in recent months. The IP index averaged 103.0 during the same period, an improvement from the 2021 revised average of 98.6. The recent trending in these indices is primarily supported by the recovery in economic conditions related to the gradual lifting of government-imposed restrictions on economic activity and the abatement of the COVID-19 pandemic. See “Impact of COVID-19 and Other Economic Trends” above. Beginning in the second half of calendar year 2021 and continuing throughout calendar year 2022, the United States has experienced supply chain disruptions and significant levels of inflation, which has included higher prices for labor, freight, fuel and the products that the Company sells. The Company has implemented price realization strategies in response to increased costs the Company faces. We will continue to monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.

Results of Operations

Fiscal Year Ended September 3, 2022 Compared to the Fiscal Year Ended August 28, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	September 3, 2022		August 28, 2021
	(53 weeks)		(52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,691,893	100.0%	$3,243,224	100.0%	$448,669	13.8%
Cost of goods sold	2,133,645	57.8%	1,909,709	58.9%	223,936	11.7%
Gross profit	1,558,248	42.2%	1,333,515	41.1%	224,733	16.9%
Operating expenses	1,083,862	29.4%	994,468	30.7%	89,394	9.0%
Impairment loss, net	—	0.0%	5,886	0.2%	(5,886)	(100)%
Restructuring and other costs	15,805	0.4%	31,392	1.0%	(15,587)	(49.7)%
Gain on sale of property	(10,132)	(0.3)%	—	0.0%	(10,132)	N/A(1)
Income from operations	468,713	12.7%	301,769	9.3%	166,944	55.3%
Total other expense	(17,581)	(0.5)%	(13,390)	(0.4)%	(4,191)	31.3%
Income before provision for income taxes	451,132	12.2%	288,379	8.9%	162,753	56.4%
Provision for income taxes	110,650	3.0%	70,442	2.2%	40,208	57.1%
Net income	340,482	9.2%	217,937	6.7%	122,545	56.2%
Less: Net income attributable to noncontrolling interest	696	0.0%	1,030	0.0%	(334)	(32.4)%
Net income attributable to MSC Industrial	$339,786	9.2%	$216,907	6.7%	$122,879	56.7%
(1) N/A is Not Applicable.

Net Sales

Net sales increased 13.8%, or $448.7 million, from the prior fiscal year. The $448.7 million increase in net sales was comprised of approximately $179.3 million of higher sales volume, approximately $159.4 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, approximately $77.6 million in sales attributable to an extra week in fiscal year 2022, and approximately $35.4 million of net sales from recent acquisitions, partially offset by approximately $3.0 million of unfavorable foreign exchange impact. Of the $448.7 million increase in net sales during the fiscal year ended September 3, 2022, national account customer sales increased by approximately $218.1 million, sales to our core and other customers increased by approximately $207.8 million and sales from recent acquisitions were approximately $35.4 million, partially offset by a decrease in our government customer sales by approximately $12.6 million.

The table below shows, among other things, the annual 2022 average daily sales (“ADS”) by total company and by customer type compared to the same periods in the prior fiscal year:

ADS Percentage Change
(Unaudited)

2022 vs. 2021 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Fourteen-Week Period Ended Fiscal Q4	Fiscal Year Ended
Net Sales (in thousands)	$848,547	$862,522	$958,579	$1,022,245	$3,691,893
Sales Days	62	63	65	68	258
ADS(1) (in millions)	$13.7	$13.7	$14.7	$15.0	$14.3
Total Company ADS Percent Change	9.9%	7.9%	10.7%	14.0%	10.7%

Manufacturing Customers ADS Percent Change					14.0%
Manufacturing Customers Percent of Total Net Sales					70%

Non-Manufacturing Customers ADS Percent Change					3.9%
Non-Manufacturing Customers Percent of Total Net Sales					30%

(1) ADS is calculated using number of business days in the United States for the periods indicated.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, XML ordering-based systems, vending, hosted systems and other electronic portals, represented 61.7% of consolidated net sales for fiscal year 2022, compared to 60.0% of consolidated net sales for fiscal year 2021. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit margin was 42.2% in fiscal year 2022, as compared to 41.1% in fiscal year 2021. The increase in gross profit margin was the result of improved price realization and positive spread between sales price and cost of goods sold. In addition, results for fiscal year ended August 28, 2021 include the prior year PPE-related inventory write-downs of $30.1 million, which reduced the carrying value of certain PPE-related inventory to their estimated net realizable value. No such inventory write-downs occurred for the fiscal year ended September 3, 2022.

Operating Expenses

Operating expenses increased 9.0% to $1.1 billion in fiscal year 2022, as compared to $994.5 million in fiscal year 2021. Operating expenses were 29.4% of fiscal year 2022 net sales, as compared to 30.7% for fiscal year 2021. The increase in operating expenses was primarily attributable to an increase in payroll and payroll-related costs and freight costs associated with higher sales volumes.

Payroll and payroll-related costs were approximately 57.5% of total operating expenses for fiscal year 2022, as compared to approximately 56.9% for fiscal year 2021. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $57.6 million for fiscal year 2022. All of these components of payroll and payroll-related costs increased compared to the prior fiscal year.

Freight expense was $155.5 million for fiscal year 2022, as compared to $133.7 million for fiscal year 2021. The primary drivers of this increase were increased sales volume and higher fuel-related charges due to increased commodity costs.

Travel and entertainment expense was $7.3 million for fiscal year 2022, as compared to $3.6 million for fiscal year 2021. This increase was due to the Company’s easing of travel restrictions resulting from the COVID-19 pandemic.

Impairment Loss, Net

In September 2020, the Company prepaid approximately $26.7 million for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26.7 million in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. During fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20.8 million of loss recovery related to this prepayment, which resulted in a net impairment charge of $5.9 million for fiscal year 2021. The Company continues to pursue its legal avenues for recovery of the remaining loss. We also incurred $1.6 million of legal costs associated with this matter during fiscal year 2021 that are included in Operating expenses.

Restructuring and Other Costs

For fiscal year 2022, we incurred approximately $15.8 million in restructuring and other costs related to the optimization of the Company’s operations. These charges primarily consisted of consulting-related costs associated with the optimization of the Company’s operations, associate severance and separation costs, and equity award acceleration costs. The prior fiscal year also included operating lease asset impairment charges, net of gains related to settlement of lease liabilities, and other exit-related costs associated with our internal restructuring due to our sales workforce realignment and enhanced customer support model. See Note 13, “Restructuring and Other Costs” in the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Property

During fiscal year 2021, the Company entered into a Purchase and Sale Agreement to sell its 170,000-square foot Long Island CSC in Melville, New York. During the fourth quarter of fiscal year 2022, the Company disposed of the building with a sale price of $25.5 million, which resulted in a gain on sale of property of $10.1 million after the settlement of certain closing costs and fees, which is included in the Consolidated Statement of Income for the fiscal year ended September 3, 2022.

Income from Operations

Income from operations increased 55.3% to $468.7 million in fiscal year 2022, as compared to $301.8 million in fiscal year 2021. This increase was primarily attributable to the increase in sales and gross margin as well as impacts of the prior year impairment loss, PPE-related inventory write-down within gross margin and impairment charges for operating lease assets within restructuring and other costs as discussed above, which did not recur in fiscal year 2022.

Provision for Income Taxes

Our effective tax rate for fiscal year 2022 was 24.5%, as compared to 24.4% in fiscal year 2021. See Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements for further information.

Net Income

The factors which affected net income for fiscal year 2022, as compared to the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	As of	As of
	September 3,	August 28,
	2022	2021	$ Change
		(In thousands)
Total debt	$794,592	$786,049	$8,543
Less: Cash and cash equivalents	43,537	40,536	3,001
Net debt	$751,055	$745,513	$5,542
Equity	$1,362,283	$1,161,872	$200,411

As of September 3, 2022, we had $43.5 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of the Company’s Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of September 3, 2022, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $794.6 million, net of unamortized debt issuance costs of $1.4 million, as compared to total borrowings of $786.0 million, net of unamortized debt issuance costs of $1.9 million, as of August 28, 2021. The increase was driven by higher net borrowings under our committed credit facility. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.

We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments, particularly those relating to changes in macroeconomic conditions, including variations in foreign currency exchange rates, commodity and energy prices, labor and supply costs, inflation, and interest rates, and to take appropriate action as it is warranted.

The table below summarizes information regarding the Company’s cash flows for the periods indicated:

	Fiscal Years Ended
	September 3,	August 28,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$246,183	$224,462
Net cash used in investing activities	(94,493)	(75,746)
Net cash used in financing activities	(148,140)	(233,747)
Effect of foreign exchange rate changes on cash and cash equivalents	(549)	356
Net increase (decrease) in cash and cash equivalents	$3,001	$(84,675)

Operating Activities

Net cash provided by operating activities for fiscal years 2022 and 2021 was $246.2 million and $224.5 million, respectively. The increase was primarily due to the following:

•an increase in net income as described above; partially offset by

•an increase in the change in accounts receivable primarily attributable to higher sales volume; and

•a decrease in the change in accounts payable and accrued liabilities due to a greater increase in accounts payable in fiscal year 2021 from fiscal year 2020 levels due to the COVID-19 pandemic that did not repeat in fiscal year 2022.

The table below summarizes certain information regarding the Company’s operations:

	Fiscal Years Ended
	September 3,	August 28,
	2022	2021
	(Dollars in thousands)
Working Capital (1)	$817,679	$752,317
Current Ratio (2)	2.1	2.3

Days’ Sales Outstanding (3)	65.3	61.1
Inventory Turnover (4)	3.2	3.4

(1) Working Capital is calculated as current assets less current liabilities.

(2) Current Ratio is calculated by dividing total current assets by total current liabilities.

(3) Days’ Sales Outstanding is calculated by dividing accounts receivable by net sales, using trailing two months sales data.

(4) Inventory Turnover is calculated by dividing total cost of goods sold by inventory, using a 13-month trailing average inventory.

Working capital increased compared to August 28, 2021 while the current ratio declined slightly. The increase in working capital presented in the table above was primarily due to increases in both accounts receivable and inventories, partially offset by an increase in the current portion of debt and accounts payable. The current ratio declined slightly, primarily due to the increase in the current portion of debt.

The increase in inventories of $91.5 million from August 28, 2021 to September 3, 2022 was primarily due to an increasing sales trend as well as higher supplier costs and ongoing challenges in the supply chain requiring earlier purchasing to meet customer demand. Higher inventory purchasing levels also drove the $31.0 million increase in accounts payable during this period. Accounts receivable increased $127.2 million due to increased sales levels during fiscal year 2022. These balances were also impacted by fiscal year 2022 acquisitions. See Note 5, “Business Combinations” in the Notes to Consolidated Financial Statements for more information about these acquired balances.

The increase in days’ sales outstanding as of September 3, 2022 as compared to August 28, 2021 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.

Inventory turnover as of September 3, 2022 declined relative to August 28, 2021 due to increasing inventory levels as a result of higher supplier costs, ongoing challenges in the supply chain and to meet customer demand.

Investing Activities

Net cash used in investing activities for fiscal years 2022 and 2021 was $94.5 million and $75.7 million, respectively. The use of cash for fiscal year 2022 included expenditures for property, plant and equipment and the acquisitions of Engman-Taylor and Tower Fasteners, partially offset by the net proceeds received from the sale of the Long Island CSC. The use of cash for fiscal year 2021 included expenditures for property, plant and equipment and the acquisitions of Wm. F. Hurst Co., LLC and the outsourcing and logistics businesses of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates.

Financing Activities

Net cash used in financing activities for fiscal years 2022 and 2021 was $148.1 million and $233.7 million, respectively.

The major components contributing to the use of cash for fiscal year 2022 were primarily the following:

•$167.4 million of regular dividends paid during fiscal year 2022 compared to $362.7 million of regular and special dividends paid during fiscal year 2021;

•$27.4 million in aggregate repurchases of our Class A Common Stock during fiscal year 2022 compared to $71.3 million in aggregate repurchases of our Class A Common Stock during fiscal year 2021;

•net borrowings under our credit facilities of $9.5 million during fiscal year 2022 compared to net borrowings of $184.3 million during fiscal year 2021; and

•proceeds from the exercise of common stock options of $34.7 million during fiscal year 2022 compared to $29.7 million in fiscal year 2021.

Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility which was subsequently amended and extended in August 2021. As of September 3, 2022, the Company also had three uncommitted credit facilities, totaling $208.0 million of maximum uncommitted availability. See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about our credit facilities. As of September 3, 2022, we were in compliance with the operating and financial covenants of our credit facilities.

Subsequent to fiscal year 2022, the Company made additional payments of $45.0 million through October 3, 2022 on its revolving credit facility. The current unused balance of $394.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary.  See Note 9, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.

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

Leases and Financing Arrangements

As of September 3, 2022, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.

From time to time, we enter into financing arrangements with vendors to purchase certain information technology equipment or software.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Future Liquidity Outlook

Our future contractual obligations as of September 3, 2022 (in thousands) are as follows:

Contractual Obligations	Fiscal Year 2023	Thereafter
Undiscounted operating lease obligations(1)	$20,103	$50,792
Undiscounted finance lease obligations, net of interest(2)	1,027	179
Maturities of long-term debt obligations, net of interest(3)	125,000	469,750
Estimated interest on long-term debt(4)	17,967	45,016
Total contractual obligations	$164,097	$565,737

(1)Certain of our operations are conducted on leased premises. These leases (most of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal year 2025. See Note 10, “Leases” in the Notes to Consolidated Financial Statements for additional information on our operating lease arrangements.

(2)As of September 3, 2022, the Company has entered into various finance leases for certain IT equipment, which expire on varying dates through fiscal year 2026. See Note 10, “Leases” in the Notes to Consolidated Financial Statements for additional information on our finance lease arrangements.

(3)Excludes debt issuance costs.

(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year-end.

As of September 3, 2022, the Company had recorded a non-current liability of $8.0 million for tax uncertainties and interest. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 7, “Income Taxes” in the Notes to Consolidated Financial Statements.

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

Allowance for Credit Losses

We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. The Company considers several factors to estimate the allowance for credit losses in accounts receivable, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables, and also reflects the adoption of the new accounting standard related to current expected credit losses in the most recent fiscal year. See Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for more information.

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

Goodwill and Other Indefinite-Lived Intangible Assets

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR, with full discontinuation by June 2023. The U.S. Federal Reserve has chosen SOFR as the preferred alternate rate to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. During fiscal year 2022, we amended our uncommitted credit facilities to allow for SOFR as the primary reference rate as a replacement for LIBOR. Our amended revolving credit facility also provides for the transition from LIBOR to SOFR and is expected to transition during fiscal year 2023. As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. We will continue to actively assess the related opportunities and risks involved in this transition.

Borrowings under our committed and uncommitted credit facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. A 100-basis point increase or decrease in interest rates would impact our interest costs by approximately $4.7 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (the Company) as of September 3, 2022 and August 28, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 3, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 3, 2022 and August 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 3, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 3, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 20, 2022 expressed an unqualified opinion thereon.

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

Measurement of Inventory Valuation Reserves
Description of the Matter

As of September 3, 2022, the Company’s net inventory balance was $715,625 thousand. As more fully described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company establishes the inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analyses of the required inventory valuation reserves include consideration of inventory levels, sales information, historical write-off information and the on-hand quantities relative to the sales history for the product. The Company also considers factors such as the inventory age, historic and current demand trends, and assumptions regarding future demand.

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

Jericho, New York

October 20, 2022

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 3,	August 28,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$43,537	$40,536
Accounts receivable, net of allowance for credit losses of $20,771 and $18,416, respectively	687,608	560,373
Inventories	715,625	624,169
Prepaid expenses and other current assets	96,853	89,167
Total current assets	1,543,623	1,314,245
Property, plant and equipment, net	286,666	298,416
Goodwill	710,130	692,704
Identifiable intangibles, net	114,328	101,854
Operating lease assets	64,780	49,011
Other assets	9,887	5,885
Total assets	$2,729,414	$2,462,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$325,680	$202,433
Current portion of operating lease liabilities	18,560	13,927
Accounts payable	217,378	186,330
Accrued expenses and other current liabilities	164,326	159,238
Total current liabilities	725,944	561,928
Long-term debt including obligations under finance leases	468,912	583,616
Noncurrent operating lease liabilities	47,616	36,429
Deferred income taxes and tax uncertainties	124,659	108,827
Other noncurrent liabilities	—	9,443
Total liabilities	1,367,131	1,300,243
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,447,384 and 48,042,901 shares issued, respectively	48	48
Class B Common Stock (ten votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	798,408	740,867
Retained earnings	681,292	532,315
Accumulated other comprehensive loss	(23,121)	(17,984)
Class A treasury stock, at cost, 1,228,472 and 1,223,644 shares, respectively	(106,202)	(104,384)
Total MSC Industrial shareholders’ equity	1,350,434	1,150,871
Noncontrolling interest	11,849	11,001
Total shareholders' equity	1,362,283	1,161,872
Total liabilities and shareholders’ equity	$2,729,414	$2,462,115

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,691,893	$3,243,224	$3,192,399
Cost of goods sold	2,133,645	1,909,709	1,849,077
Gross profit	1,558,248	1,333,515	1,343,322
Operating expenses	1,083,862	994,468	975,553
Impairment loss, net	—	5,886	—
Restructuring and other costs	15,805	31,392	17,029
Gain on sale of property	(10,132)	—	—
Income from operations	468,713	301,769	350,740
Other income (expense):
Interest expense	(17,599)	(14,510)	(16,673)
Interest income	150	66	333
Other income (expense), net	(132)	1,054	(150)
Total other expense	(17,581)	(13,390)	(16,490)
Income before provision for income taxes	451,132	288,379	334,250
Provision for income taxes	110,650	70,442	82,492
Net income	340,482	217,937	251,758
Less: Net income attributable to noncontrolling interest	696	1,030	641
Net income attributable to MSC Industrial	$339,786	$216,907	$251,117
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$6.09	$3.89	$4.53
Diluted	$6.06	$3.87	$4.51
Weighted-average shares used in computing net income per common share:
Basic	55,777	55,737	55,472
Diluted	56,045	56,093	55,643

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Net income, as reported	$340,482	$217,937	$251,758
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,985)	3,852	1,016
Comprehensive income (1)	335,497	221,789	252,774
Comprehensive income attributable to noncontrolling interest:
Net income	(696)	(1,030)	(641)
Foreign currency translation adjustments	(152)	(418)	342
Comprehensive income attributable to MSC Industrial	$334,649	$220,341	$252,475

(1) There were no material taxes associated with other comprehensive income during fiscal years 2022, 2021 and 2020.

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Class A Common Stock
Beginning Balance	$48	$47	$46
Exchange of Class B Common Stock for Class A Common Stock	—	1	—
Associate Incentive Plans	—	—	1
Ending Balance	48	48	47
Class B Common Stock
Beginning Balance	9	10	10
Exchange of Class B Common Stock for Class A Common Stock	—	(1)	—
Ending Balance	9	9	10
Additional Paid-in Capital
Beginning Balance	740,867	690,739	659,226
Associate Incentive Plans	57,591	50,251	31,513
Repurchase and retirement of Class A Common Stock	(50)	(123)	—
Ending Balance	798,408	740,867	690,739
Retained Earnings
Beginning Balance	532,315	749,515	946,651
Net Income	339,786	216,907	251,117
Repurchase and retirement of Class A Common Stock	(22,076)	(67,343)	—
Regular cash dividends declared on Class A Common Stock	(141,414)	(140,296)	(136,258)
Regular cash dividends declared on Class B Common Stock	(25,962)	(27,003)	(30,279)
Special cash dividends declared on Class A Common Stock	—	(163,511)	(226,984)
Special cash dividends declared on Class B Common Stock	—	(31,840)	(50,650)
Dividend equivalents declared, net of cancellations	(1,357)	(4,114)	(4,082)
Ending Balance	681,292	532,315	749,515
Accumulated Other Comprehensive Loss
Beginning Balance	(17,984)	(21,418)	(22,776)
Foreign Currency Translation Adjustment	(5,137)	3,434	1,358
Ending Balance	(23,121)	(17,984)	(21,418)
Treasury Stock
Beginning Balance	(104,384)	(103,948)	(104,607)
Associate Incentive Plans	3,415	3,359	4,103
Repurchase of Class A Common Stock	(5,233)	(3,795)	(3,444)
Ending Balance	(106,202)	(104,384)	(103,948)
Total Shareholders’ Equity Attributable to MSC Industrial	1,350,434	1,150,871	1,314,945
Noncontrolling Interest
Beginning Balance	11,001	5,628	5,329
Issuance of Noncontrolling Interest	—	3,825	—
Capital Contributions	—	100	—
Foreign Currency Translation Adjustment	152	418	(342)
Net Income	696	1,030	641
Ending Balance	11,849	11,001	5,628
Total Shareholders’ Equity	$1,362,283	$1,161,872	$1,320,573
Dividends declared per Class A Common Share	$3.00	$6.50	$8.00
Dividends declared per Class B Common Share	$3.00	$6.50	$8.00

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income	$340,482	$217,937	$251,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,376	68,846	69,079
Non-cash operating lease cost	17,190	18,578	22,696
Stock-based compensation	19,264	17,721	16,932
Loss on disposal of property, plant and equipment	921	563	802
Gain on sale of property	(10,132)	—	—
Inventory write-down	—	30,091	—
Operating lease and fixed asset impairment due to restructuring	—	16,335	—
Non-cash changes in fair value of estimated contingent consideration	(879)	—	—
Provision for credit losses	9,806	8,181	11,008
Deferred income taxes and tax uncertainties	10,761	(13,611)	7,719
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	(123,571)	(73,041)	36,772
Inventories	(81,494)	(107,037)	16,462
Prepaid expenses and other current assets	(7,429)	(10,141)	(11,540)
Operating lease liabilities	(17,147)	(33,312)	(22,184)
Other assets	(2,258)	(1,055)	2,809
Accounts payable and accrued liabilities	20,293	84,407	(5,574)
Total adjustments	(94,299)	6,525	144,981
Net cash provided by operating activities	246,183	224,462	396,739
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(61,373)	(53,746)	(46,991)
Cash used in business acquisitions, net of cash acquired	(57,865)	(22,000)	(2,286)
Net proceeds from sale of property	24,745	—	—
Net cash used in investing activities	(94,493)	(75,746)	(49,277)
Cash Flows from Financing Activities:
Repurchases of common stock	(27,359)	(71,261)	(3,444)
Payments of regular cash dividends	(167,376)	(167,299)	(166,537)
Payments of special cash dividends	—	(195,351)	(277,634)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	4,296	4,136	4,140
Proceeds from exercise of Class A Common Stock options	34,659	29,667	13,687
Borrowings under credit facilities	374,000	583,500	1,012,200
Payments under credit facilities	(364,500)	(399,200)	(916,000)
Contributions from noncontrolling interest	—	100	104
Proceeds from other long-term debt	—	4,750	100,000
Payments under Shelf Facility Agreements and Private Placement Debt	—	(20,000)	(20,000)
Payments on finance lease and financing obligations	(2,466)	(2,584)	(2,189)
Other, net	606	(205)	1,055
Net cash used in financing activities	(148,140)	(233,747)	(254,618)
Effect of foreign exchange rate changes on cash and cash equivalents	(549)	356	81
Net increase (decrease) in cash and cash equivalents	3,001	(84,675)	92,925
Cash and cash equivalents—beginning of period	40,536	125,211	32,286
Cash and cash equivalents—end of period	$43,537	$40,536	$125,211
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$117,038	$73,116	$68,929
Cash paid for interest	$16,903	$13,995	$14,973
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial” or the “Company”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company has an additional office support center in Southfield, Michigan and serves primarily domestic markets through its distribution network of six customer fulfillment centers, 10 regional inventory centers and 38 warehouses.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of COVID-19 and Other Economic Trends

In recent years, the COVID-19 pandemic has impacted the Company’s operations; however, demand from the Company’s traditional manufacturing end markets has recovered as most restrictions implemented earlier in the pandemic have been lifted. In conjunction with the lifting of pandemic restrictions and the ensuing economic recovery, the United States experienced and continues to experience disruptions in the supply of certain products and services and disruptions in labor availability. These disruptions have contributed to a highly inflationary environment which has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. These disruptions are also impacting the Company’s customers and their ability to conduct their business or purchase the Company’s products and services.

As a result of recent high inflation, increasing freight, labor and fuel costs, and supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels to ensure sufficient inventory supply to meet customer demand. The extent to which the COVID-19 pandemic and the evolving macroeconomic environment will continue to impact the Company’s business, financial condition and results of operations is highly uncertain.

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

The Company’s cash includes deposits with commercial banks. The terms of these deposits and investments provide that all monies are available to the Company upon demand. The Company maintains the majority of its cash with high-quality financial institutions. Deposits held with banks may exceed insurance limits. While MSC monitors the creditworthiness of these commercial banks and financial institutions, a crisis in the U.S. financial systems could limit access to funds and/or result in a loss of principal.

Allowance for Credit Losses

The Company establishes reserves for customer accounts that are deemed uncollectible. The allowance for credit losses is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, a group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts.

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

Leases

The Company’s lease portfolio includes certain real estate (customer fulfillment centers, regional inventory centers and warehouses), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

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

The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a single step approach. This single step approach compares the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2022, 2021 and 2020.

The balances and changes in the carrying amount of goodwill are as follows:

Balance as of August 29, 2020	$677,579
Hurst acquisition (1)	9,282
MSC Mexico acquisition (2)	4,753
Foreign currency translation adjustments	1,090
Balance as of August 28, 2021	$692,704
Engman-Taylor acquisition (3)	6,173
Tower Fasteners acquisition (4)	12,247
Foreign currency translation adjustments	(994)
Balance as of September 3, 2022	$710,130

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

(3)In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor (as defined in Note 5, “Business Combinations”).

(4)In August 2022, the Company acquired 100% of the outstanding equity of Tower Fasteners (as defined in Note 5, “Business Combinations”).

The components of the Company’s intangible assets for fiscal years 2022 and 2021 are as follows:

				For the Fiscal Years Ended
				September 3, 2022		August 28, 2021
	Weighted-Average Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	5	-	18	$243,269	$(144,300)	$220,669	$(133,361)
Non-Compete Agreements		3		966	(280)	766	(21)
Trademarks	1	-	5	4,746	(2,876)	7,567	(6,577)
Trademarks	Indefinite			12,803	—	12,811	—
Total				$261,784	$(147,456)	$241,813	$(139,959)

For the fiscal year ended September 3, 2022, the Company recorded approximately $24,300 of intangible assets, primarily consisting of the acquired customer relationships, non-compete and trademarks from the Engman-Taylor and Tower Fasteners acquisitions. See Note 5, “Business Combinations.” During the fiscal year ended September 3, 2022, approximately $4,329 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized. These trademarks were fully amortized prior to being written off. For the fiscal year ended August 28, 2021, the Company recorded approximately $7,375 of intangible assets, primarily consisting of the acquired customer relationships, non-compete and trademarks from the Hurst and MSC Mexico acquisitions. During the fiscal year ended August 28, 2021, approximately $236 in gross intangible assets, and any related accumulated amortization, were written off related to trademarks that are no longer being utilized.

The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates of the use pattern of the asset. Amortization expense of the Company’s intangible assets was $11,663, $10,934 and $11,463 during fiscal years 2022, 2021 and 2020, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2023	$13,961
2024	13,547
2025	13,261
2026	13,241
2027	13,022

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

Vendor Consideration

The Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to Cost of goods sold in the Consolidated Statements of Income when the inventory is sold. In addition, the Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and is reflected in Operating expenses in the Consolidated Statements of Income. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in Operating expenses in the Consolidated Statements of Income was approximately $14,377, $17,749 and $13,341 during fiscal years 2022, 2021 and 2020, respectively.

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales and shipping and handling costs associated with outbound freight in Operating expenses in the Company’s Consolidated Statements of Income. The shipping and handling costs in Operating expenses were approximately $155,472, $133,737 and $125,859 during fiscal years 2022, 2021 and 2020, respectively.

Stock-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”), the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock units and performance share units is based on the closing market price of the Company’s Class A Common Stock on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s Class A Common Stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Share Repurchases and Treasury Stock

Repurchased shares may be retired immediately and resume the status of authorized but unissued shares or may be held by the Company as treasury stock. The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and is included in Class A treasury stock, at cost on the Consolidated Balance Sheets. When the Company reissues treasury stock, the gains are recorded in additional paid-in capital (“APIC”), while the losses are recorded to APIC to the extent that the previous net gains on the reissuance of treasury stock are available to offset the losses. If the loss is larger than the previous gains available, then the loss is recorded to retained earnings. The Company accounts for repurchased shares retired immediately or treasury stock retired under the constructive retirement method. When shares are retired, the par value of the repurchased shares is deducted from common stock and the excess repurchase price over par is deducted by allocation to both APIC and retained earnings. The amount allocated to APIC is calculated as the original cost of APIC per share outstanding using the first-in, first-out flow assumption and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair values of any long-term obligations were not significantly different than the carrying values at September 3, 2022 and August 28, 2021.

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

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $7,719 and $4,782 as of September 3, 2022 and August 28, 2021, respectively.

Comprehensive Income

Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-affected as investments in international affiliates are deemed to be permanent.

Geographic Regions

The Company’s sales and assets are predominantly generated from North American locations. For fiscal year 2022, the Company’s operations in North America represented approximately 99% of consolidated net sales, with 95% of the total being from the Company’s operations in the United States. The remaining 1% of consolidated net sales is from the Company’s operations in Europe.

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

Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides for additional disclosures and added transparency for entities which receive government assistance. This includes disclosure of the type of government assistance received, the entity’s method of accounting, and the impact on the entity’s financial statements. This guidance is effective for all entities with annual periods beginning after December 15, 2021. The Company is currently evaluating the effect of the new guidance on its annual disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior period Operating expenses were reclassified into Restructuring and other costs within the Company’s Consolidated Statements of Income to conform to the current period presentation. These reclassifications did not affect income from operations in any period presented.

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

2. REVENUE

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,198 and $5,759 as of September 3, 2022 and August 28, 2021, respectively, and are reported as Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $25,274 and $16,844 as of September 3, 2022 and August 28, 2021, respectively, and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $2,210 and $2,547 as of September 3, 2022 and August 28, 2021, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material unsatisfied performance obligations, contract assets or contract liabilities as of September 3, 2022 and August 28, 2021.

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

The following table presents the Company’s percentage of net sales by customer end-market for fiscal years 2022 and 2021:

	For the Fiscal Years Ended
	September 3, 2022	August 28, 2021
	(53 weeks)	(52 weeks)
Manufacturing Heavy	49%	48%
Manufacturing Light	21%	20%
Government	8%	9%
Retail/Wholesale	7%	7%
Commercial Services	4%	4%
Other (1)	11%	12%
Total net sales	100%	100%

(1) The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for fiscal years 2022 and 2021:

	For the Fiscal Years Ended
	September 3, 2022		August 28, 2021
	(53 weeks)		(52 weeks)
United States	$3,501,290	95%	$3,049,543	94%
Mexico	83,626	2%	91,917	3%
Canada	51,672	2%	46,920	1%
North America	3,636,588	99%	3,188,380	98%
Other foreign countries	55,305	1%	54,844	2%
Total net sales	$3,691,893	100%	$3,243,224	100%

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of September 3, 2022 and August 28, 2021.

During fiscal years 2022 and 2021, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Gain on Sale of Property

During fiscal year 2021, the Company entered into a Purchase and Sale Agreement to sell its 170,000-square foot Long Island Customer Service Center (“CSC”) in Melville, New York. During the fourth quarter of fiscal year 2022, the Company disposed of the building with a sale price of $25,500, which resulted in a gain on sale of property of $10,132 after the settlement of certain closing costs and fees, which is included in the Consolidated Statement of Income for the fiscal year ended September 3, 2022.

4. NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A and Class B Common Stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for fiscal years 2022, 2021 and 2020:

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)

Numerator:
Net income attributable to MSC Industrial as reported	$339,786	$216,907	$251,117

Denominator:
Weighted-average shares outstanding for basic net income per share	55,777	55,737	55,472
Effect of dilutive securities	268	356	171
Weighted-average shares outstanding for diluted net income per share	56,045	56,093	55,643
Net income per share:
Basic	$6.09	$3.89	$4.53
Diluted	$6.06	$3.87	$4.51

Potentially dilutive securities	400	314	1,393

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of the Company’s Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.

5. BUSINESS COMBINATIONS

Fiscal Year 2022 Acquisitions

Acquisition of Certain Assets of Engman-Taylor

In June 2022, the Company acquired certain assets and assumed certain liabilities of Engman-Taylor Company, Inc. (“Engman-Taylor”), a Menomonee Falls, Wisconsin-based distributor of metalworking tools and supplies, for aggregate consideration of $24,838, which includes a post-closing working capital adjustment in the amount of $661 that was paid to the Company in August 2022. Total cash consideration funded by the Company came from available cash resources and borrowings under the Amended Revolving Credit Facility (as defined below) (see Note 9, “Debt”).

Engman-Taylor serves customers from offices in Wisconsin, Illinois and North Carolina. The Company believes the acquisition enhances its leadership position in metalworking and aligns with the Company’s focus of providing a high level of service to its customers. The Company plans to provide Engman-Taylor’s customer base access to the Company’s product portfolio, inventory management, and other supply chain solutions.

This acquisition was accounted for as a business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Inventories	$5,276
Accounts receivable	11,071
Prepaid expenses and other current assets	209
Identifiable intangibles	4,800
Goodwill	6,173
Property, plant and equipment	1,751
Long-term assets	129
Total assets acquired	$29,409
Accounts payable	3,826
Accrued liabilities	745
Total liabilities assumed	$4,571
Total purchase price consideration	$24,838

Acquired identifiable intangible assets with a fair value of $4,800 consisted of customer relationships of $3,900 with a useful life of 10 years and trade names of $900 with a useful life of five years. The goodwill amount of $6,173 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit from adding a highly complementary provider of metalworking tools and supplies. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.

The amount of revenue and income before provision for income taxes from Engman-Taylor included in the Company’s Consolidated Statement of Income for fiscal year 2022 was $18,774 and $521, respectively. In addition, the Company incurred non-recurring transaction and integration costs relating to Engman-Taylor totaling $211, which are included in Operating expenses in the Company’s Consolidated Statement of Income for fiscal year 2022.

Acquisition of Tower Fasteners

In August 2022, the Company, through its subsidiary, All Integrated Solutions, Inc., acquired 100% of the outstanding shares of privately held Tower Fasteners, LLC (“Tower Fasteners”), a Holtsville, New York-based distributor of Original Equipment Manufacturer (“OEM”) fasteners and components. Total cash consideration was $33,867, which includes a post-closing working capital adjustment in the amount of $1,029 that is subject to finalization. Total cash consideration funded by the Company came from available cash resources and borrowings under the Amended Revolving Credit Facility (see Note 9, “Debt”).

Tower Fasteners serves customers from eight locations along the East Coast and in the Southwestern regions of the United States, Mexico and Europe. The acquisition expands the Company’s presence in the OEM fastener market and the Company plans to provide Tower Fasteners’ customer base access to the Company’s product portfolio to support their full metalworking and MRO needs.

This acquisition was accounted for as a business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s acquisition accounting as of September 3, 2022 is preliminary primarily due to the pending final valuation and any additional working capital adjustments to the purchase price. The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Cash and cash equivalents	$840
Inventories	6,894
Accounts receivable	4,522
Prepaid expenses and other current assets	355
Identifiable intangibles	19,500
Goodwill	12,247
Property, plant and equipment	174
Other assets	833
Total assets acquired	$45,365
Accounts payable	3,136
Accrued expenses and other current liabilities	4,103
Deferred income taxes and tax uncertainties	4,259
Total liabilities assumed	$11,498
Total purchase price consideration	$33,867

Acquired identifiable intangible assets with a fair value of $19,500 consisted of customer relationships of $18,700 with a useful life of 10 years, a trademark of $600 with a useful life of five years and noncompetition agreements of $200 with a useful life of five years. The goodwill amount of $12,247 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and noncontrolling interest. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit from adding a highly complementary provider of OEM fasteners and components. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.

The amount of revenue and income before provision for income taxes from Tower Fasteners included in the Company’s Consolidated Statement of Income for fiscal year 2022 was $4,127 and $412, respectively. In addition, the Company incurred non-recurring transaction and integration costs relating to Tower Fasteners totaling $665, which are included in Operating expenses in the Company’s Consolidated Statement of Income for fiscal year 2022.

Fiscal Year 2021 Acquisitions

Acquisition of Hurst

In June 2021, the Company acquired 80% of the outstanding shares of privately held Wm. F. Hurst Co., LLC (“Hurst”), a Wichita, Kansas-based distributor of metalworking tools and supplies with deep expertise and customer relationships in the aerospace industry. The portion of the consideration attributable to the Company was $15,301, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $101 that was paid to the sellers of Hurst in August 2021. Total cash consideration funded by the Company came from available cash resources and borrowings under the Amended Revolving Credit Facility (see Note 9, “Debt”).

Acquisition of Certain Assets of TAC

In February 2019, two subsidiaries of which the Company holds a 75% interest, MSC IndustrialSupply, S. de R.L. de C.V. and MSC Import Export LLC (together, “MSC Mexico”), completed the acquisition of certain assets of TAC Insumos Industriales, S. de R.L. de C.V. and certain of its affiliates (together, “TAC”). The portion of the consideration attributable to the Company was $13,911, which includes the Company’s portion of a post-closing working capital adjustment in the amount of $2,286 that was paid to TAC in December 2019.

In July 2021, MSC Mexico acquired additional assets of TAC in conjunction with the acquisition of its outsourcing and logistics businesses. Following this acquisition, the Company retains its 75% interest in MSC Mexico. This acquisition provides the Company with the opportunity to further expand its business throughout North America. The portion of the consideration attributable to the Company was $8,061, which included cash paid of $6,719 and the fair value of contingent consideration to be paid of $1,342. Total cash consideration funded by the Company came from available cash resources of $1,969 and a note payable of $4,750. The fair value of the contingent consideration to be paid out represents the present value of the $2,600 contingent consideration as of the acquisition date based on a probability-weighted fair value measurement. During fiscal year 2022, the Company paid cash of $455 related to the contingent consideration. Based on the probability that the remaining estimated contingent consideration payment would not be achieved, the contingent consideration liability of $879, net of foreign currency translation adjustments, was released.

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

				September 3,	August 28,
	Number of Years			2022	2021
Land		—		$24,418	$28,151
Building and improvements	3	-	40	167,012	189,510
Leasehold improvements	The lesser of lease term or 10			4,787	5,038
Furniture, fixtures and equipment	3	-	20	176,723	173,298
Computer systems, equipment and software	3	-	10	498,267	452,328
				871,207	848,325
Less: accumulated depreciation and amortization				584,541	549,909
Total				$286,666	$298,416

During fiscal year 2021, the Company entered into a Purchase and Sale Agreement to sell the Long Island CSC. Prior to disposal, the related assets had a carrying value of approximately $15,300, which was comprised of approximately $11,600 of building and improvements and $3,700 of land. During the fourth quarter of fiscal year 2022, the Company disposed of the building with a sale price of $25,500.

The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $460 and $606 at September 3, 2022 and August 28, 2021, respectively. Depreciation expense was $58,285, $57,199 and $57,229 for fiscal years 2022, 2021 and 2020, respectively.

7. INCOME TAXES

The components of income before provision for income taxes were as follows:

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
Domestic	$449,389	$282,478	$329,482
Foreign	1,743	5,901	4,768
Total	$451,132	$288,379	$334,250

The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
Current:
Federal	$77,761	$60,988	$58,501
State and local	19,524	15,237	14,564
Foreign	1,309	1,327	1,073
	98,594	77,552	74,138
Deferred:
Federal	11,591	(5,513)	7,392
State and local	1,281	(842)	1,091
Foreign	(816)	(755)	(129)
	12,056	(7,110)	8,354
Total	$110,650	$70,442	$82,492

Significant components of deferred tax assets and liabilities are as follows:

	September 3,	August 28,
	2022	2021
Deferred tax liabilities:
Depreciation	$(41,990)	$(38,825)
Right-of-use assets	(14,898)	(10,998)
Goodwill	(111,471)	(105,203)
Intangible amortization	(2,568)	(2,667)
	(170,927)	(157,693)
Deferred tax assets:
Accounts receivable	4,605	4,154
Lease liability	14,766	10,767
Inventory	13,476	16,194
Self-insurance liability	1,605	1,859
Deferred compensation	586	328
Stock-based compensation	5,881	6,295
Foreign tax credit	—	2,204
Less: valuation allowance	—	(826)
Other accrued expenses/reserves	14,915	13,681
	55,834	54,656
Net Deferred Tax Liabilities	$(115,093)	$(103,037)

Reconciliation of the U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.9	4.1	3.7
Other, net	(0.4)	(0.7)	—
Effective income tax rate	24.5%	24.4%	24.7%

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2022 and 2021 were as follows:

	September 3,	August 28,
	2022	2021
Beginning Balance	$6,119	$12,562
Additions for tax positions relating to current year	1,130	624
Additions for tax positions relating to prior years	6,810	—
Reductions for tax positions relating to prior years	(626)	(378)
Settlements	—	(5,058)
Lapse of statute of limitations	(2,210)	(1,631)
Ending Balance	$11,223	$6,119

Included in the balance of unrecognized tax benefits at September 3, 2022 is $2,060 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state and foreign jurisdictions.

The Company recognizes interest expense and penalties in the provision for income taxes. The fiscal years 2022, 2021 and 2020 provisions include interest and penalties of $7, $689 and $23, respectively. The Company had accrued $2,490 and $277 for interest and penalties as of September 3, 2022 and August 28, 2021, respectively.

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

The Company is routinely examined by federal and state tax authorities. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for fiscal years 2017, 2018 and 2019 which resulted in a settlement. The Company is subject to examination by the Internal Revenue Service from fiscal year 2020 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal year 2019. The Company is also subject to examinations in various foreign jurisdictions. The statute of limitations may vary by jurisdiction.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 3,	August 28,
	2022	2021
Accrued payroll and fringe	$48,078	$51,522
Accrued sales rebates and returns	32,472	22,603
Accrued bonus	31,961	20,946
Accrued sales, property and income taxes	12,377	25,866
Accrued dividend equivalents	5,843	7,275
Accrued freight	5,144	2,666
Accrued restructuring and other costs	2,714	4,136
Accrued other	25,737	24,224
Total accrued liabilities	$164,326	$159,238

9. DEBT

Debt at September 3, 2022 and August 28, 2021 consisted of the following:

	September 3,		August 28,
	2022		2021

Amended Revolving Credit Facility	$245,000		$234,000
Uncommitted Credit Facilities	200,000		201,500
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	88		191
Less: unamortized debt issuance costs	(1,426)		(1,853)
Total debt, excluding obligations under finance leases	$793,412		$783,588
Less: current portion	(324,684)	(2)	(201,160)	(3)
Total long-term debt, excluding obligations under finance leases	$468,728		$582,428

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) Consists of $200,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 3.04% Senior Notes, due January 12, 2023, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $88 from financing arrangements and net of unamortized debt issuance costs of $404 expected to be amortized in the next 12 months.

(3) Consists of $201,500 from the Uncommitted Credit Facilities, $87 from financing arrangements and net of unamortized debt issuance costs of $427 expected to be amortized in the next 12 months.

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

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 and $4,235 at September 3, 2022 and August 28, 2021, respectively.

Uncommitted Credit Facilities

During the first three quarters of fiscal year 2022, the Company amended and extended all three of its uncommitted credit facilities. All three of these amendments implemented the Secured Overnight Financing Rate as the replacement of the LIBOR benchmark. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $200,000 and $201,500 was outstanding at September 3, 2022 and August 28, 2021, respectively, and are included in the Current portion of debt including obligations under finance leases on the Company’s Consolidated Balance Sheets. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

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

The $200,000 outstanding balance at September 3, 2022 and the $201,500 outstanding balance at August 28, 2021 under the Uncommitted Credit Facilities are included in the Current portion of debt including obligations under finance leases on the Company’s Consolidated Balance Sheets.

During fiscal year 2022, the Company borrowed an aggregate $374,000 and repaid an aggregate $364,500 under the Credit Facilities. As of September 3, 2022 and August 28, 2021, the weighted-average interest rates on borrowings under the Credit Facilities were 3.42% and 1.11%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of September 3, 2022, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023 (which is included in the Current portion of debt including obligations under finance leases on the Company’s Consolidated Balance Sheet as of September 3, 2022), and $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00), and a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt, and the Shelf Facility Agreements. As of September 3, 2022, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Maturities of Long-Term Debt

Maturities of
Fiscal Year	Long-Term Debt
2023	$125,000
2024	50,000
2025	20,000
2026	345,000
2027	50,000
Thereafter	4,750
Total	$594,750

10. LEASES

The Company’s lease portfolio includes certain real estate (customer fulfillment centers, regional inventory centers and warehouses), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.

The Company does not guarantee any residual value in its lease agreements, there are no material restrictions or covenants imposed by lease arrangements, and there are no lease transactions with related parties. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term. The automobile leases contain variable lease payments based on inception and subsequent interest rate fluctuations. For fiscal years 2022 and 2021, the variable lease cost was a benefit. When readily determinable, the Company uses the interest rate implicit in its leases to discount lease payments. When the implicit rate is not readily determinable, as is the case with substantially all of the real estate leases, the Company utilizes the incremental borrowing rate. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The rate for each lease was determined using primarily the Company’s credit spread, the lease term, and currency.

The components of lease cost for fiscal years 2022 and 2021 were as follows:

	For the Fiscal Years Ended
	September 3, 2022	August 28, 2021
Operating lease cost	$19,995	$22,822
Variable lease benefit	(355)	(2,001)
Short-term lease cost	4,496	1,074
Finance lease cost:
Amortization of leased assets	1,265	1,290
Interest on leased liabilities	48	83
Total Lease Cost	$25,449	$23,268

Supplemental balance sheet information relating to operating and finance leases is as follows:

		September 3,	August 28,
	Classification	2022	2021
Assets
Operating lease assets	Operating lease assets	$64,780	$49,011	(2)
Finance lease assets (1)	Property, plant and equipment, net	1,118	2,377
Total leased assets		$65,898	$51,388
Liabilities
Current
Operating	Current portion of operating lease liabilities	$18,560	$13,927	(2)
Finance	Current portion of debt including obligations under finance leases	996	1,273
Noncurrent
Operating	Noncurrent operating lease liabilities	47,616	36,429	(2)
Finance	Long-term debt including obligations under finance leases	184	1,188
Total lease liabilities		$67,356	$52,817

(1) Finance lease assets are net of accumulated amortization of $3,447 and $2,729 as of September 3, 2022 and August 28, 2021, respectively.

(2) During fiscal year 2021, the Company recorded an impairment charge of $14,975 for impacted operating lease assets, net of gains related to settlement of lease liabilities, in Restructuring and other costs on the Consolidated Statements of Income. See Note 13, “Restructuring and Other Costs” for additional information.

	September 3,	August 28,
	2022	2021
Weighted-average remaining lease term (in years)
Operating Leases	4.7	5.0
Finance Leases	1.2	2.0
Weighted-average discount rate
Operating Leases	3.1%	3.6%
Finance Leases	2.7%	2.7%

The following table sets forth supplemental cash flow information related to operating and finance leases:

	For the Fiscal Years Ended
	September 3, 2022	August 28, 2021
Operating Cash Outflows from Operating Leases	$19,535	$36,653
Operating Cash Outflows from Finance Leases	48	83
Financing Cash Outflows from Finance Leases	1,305	1,295
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$33,608	$26,211
Finance Leases	17	42

As of September 3, 2022, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2023	$20,103	$1,027	$21,130
2024	16,532	161	16,693
2025	12,225	12	12,237
2026	8,116	6	8,122
2027	6,122	—	6,122
Thereafter	7,797	—	7,797
Total Lease Payments	70,895	1,206	72,101
Less: Imputed Interest	4,719	26	4,745
Present Value of Lease Liabilities (2)	$66,176	$1,180	$67,356

(1) Future lease payments by fiscal year are based on contractual lease obligations.
(2) Includes the current portion of $18,560 for operating leases and $996 for finance leases.

As of September 3, 2022, the Company’s future lease obligations which have not yet commenced are immaterial. We have various arrangements for certain property we own under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial.

11. SHAREHOLDERS’ EQUITY

Common Stock Repurchases and Treasury Stock

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of the Company’s Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of September 3, 2022, the maximum number of shares of the Company’s Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,700 shares. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During fiscal years 2022 and 2021, the Company repurchased 363 shares and 789 shares, respectively, of its Class A Common Stock for $27,359 and $71,261, respectively. In fiscal years 2022 and 2021, from these totals, 300 shares and 736 shares, respectively, were immediately retired and 63 shares and 53 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program and are reflected at cost as treasury stock in the Consolidated Financial Statements for fiscal years 2022 and 2021.

Shares of the Company’s Class A Common Stock purchased to satisfy the Company’s associates’ tax withholding liability associated with its share-based compensation program did not reduce the number of shares that may be repurchased under the Share Repurchase Program. The Company reissued 58 shares and 57 shares of Class A treasury stock during fiscal years 2022 and 2021 to fund the Associate Stock Purchase Plan (as defined below) (see Note 12, “Associate Benefit Plans”).

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

Preferred Stock

The Company has authorized 5,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over the Company’s Class A Common Stock and Class B Common Stock with respect to dividend or liquidation rights, or both. As of September 3, 2022, there were no shares of preferred stock issued or outstanding.

Cash Dividend

In 2003, the Company’s Board of Directors instituted a policy of paying regular quarterly cash dividends to the Company’s shareholders. This policy is reviewed regularly by the Company’s Board of Directors. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

On October 11, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.79 per share, payable on November 29, 2022 to shareholders of record at the close of business on November 15, 2022. The dividend will result in a payout of approximately $44,140, based on the number of shares outstanding at October 3, 2022.

12. ASSOCIATE BENEFIT PLANS

The Company accounts for all share-based payments in accordance with ASC Topic 718. Stock-based compensation expense included in Operating expenses for fiscal years 2022, 2021 and 2020 was as follows:

	For the Fiscal Years Ended
	September 3,	August 28,	August 29,
	2022	2021	2020
Stock options	$1,261	$2,285	$3,645
Restricted share awards	—	—	185
Restricted stock units	14,810	13,976	12,319
Performance share units	2,883	1,233	575
Associate Stock Purchase Plan	310	227	208
Total	19,264	17,721	16,932
Deferred income tax benefit	(4,720)	(4,324)	(4,182)
Stock-based compensation expense, net	$14,544	$13,397	$12,750

2015 Omnibus Incentive Plan

At the Company’s annual meeting of shareholders held on January 15, 2015, the shareholders approved the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”). The 2015 Omnibus Incentive Plan replaced the MSC Industrial Direct Co., Inc. 2005 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 15, 2015, all awards are granted under the 2015 Omnibus Incentive Plan. Awards under the 2015 Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2015 Omnibus Incentive Plan, the maximum aggregate number of shares of Class A Common Stock authorized to be issued under the 2015 Omnibus Incentive Plan was 5,217 shares, of which 1,176 authorized shares of Class A Common Stock were remaining as of September 3, 2022.

Stock Options

A summary of the Company’s stock option award activity under the 2015 Omnibus Incentive Plan for fiscal year 2022 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	1,130	$76.38
Granted	—	—
Exercised	(478)	72.53
Canceled/Forfeited	(38)	83.03
Outstanding - end of year	614	$78.96
Exercisable - end of year	551	$78.47

The total intrinsic value of options exercised during fiscal years 2022, 2021 and 2020 was $5,855, $5,826 and $2,604, respectively. The unrecognized share-based compensation cost related to stock option expense at September 3, 2022 was $99 and will be recognized over a weighted-average period of 0.1 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its Class A Common Stock on the date of grant. Such options generally vest over a period of four years and expire at seven years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The Company discontinued its grants of stock options in fiscal year 2020.

Stock option awards outstanding as of September 3, 2022 had exercise prices ranging from $58.90 to $83.21. As of September 3, 2022, there were 614 stock option awards outstanding, with a weighted-average remaining contractual life of 2.2 years, a weighted-average exercise price of $78.96 and an intrinsic value of $1,121. As of September 3, 2022, there were 551 stock option awards exercisable, with a weighted-average remaining contractual life of 2.1 years, a weighted-average exercise price of $78.47 and an intrinsic value of $1,121.

Performance Share Units

In fiscal year 2020, the Company began granting performance share units (“PSUs”) as part of its long-term share-based compensation program. PSUs cliff vest after a three year performance period based on the achievement of specific performance goals as set forth in the applicable award agreement. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at the beginning of the year	58	$75.52
Granted	46	84.96
Vested	—	—
Canceled/Forfeited	(16)	77.68
Non-vested PSUs at the end of the year (1)	88	$80.04

(1) Excludes approximately 13 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of the Company’s Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of the Company’s Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of the Company’s Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized share-based compensation cost related to the PSUs at September 3, 2022 was $3,686 and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for fiscal year 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at the beginning of the year	524	$76.69
Granted	177	84.73
Vested	(191)	76.71
Canceled/Forfeited	(62)	77.75
Non-vested RSUs at the end of the year (1)	448	$79.71
(1) Excludes approximately 60 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of the Company’s Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on the Company’s Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized share-based compensation cost related to the RSUs at September 3, 2022 was $23,886 and is expected to be recognized over a weighted-average period of 2.4 years.

Associate Stock Purchase Plan

The Company has established the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (the “Associate Stock Purchase Plan”), the terms of which qualified plan allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of the Company’s Class A Common Stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 15, 2015, the shareholders of the Company approved an increase to the authorized but unissued shares of the Class A Common Stock of the Company reserved for sale under the Associate Stock Purchase Plan from 1,150 shares to 1,500 shares. As of September 3, 2022, approximately 290 shares remain reserved for issuance under the Associate Stock Purchase Plan. During fiscal years 2022 and 2021, associates purchased approximately 58 shares and 57 shares, respectively, of Class A Common Stock at an average per share price of $74.47 and $72.87, respectively.

Savings Plan

The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature which covers all associates who have completed at least one month of service with the Company. For fiscal years 2022, 2021 and 2020, the Company contributed $9,019, $7,952 and $5,491, respectively, to the plan. The Company contributions are discretionary. The Company temporarily suspended the employer matching contribution to eligible participants in the Company’s 401(k) on April 13, 2020, and the matching contribution was reinstated on September 17, 2020.

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

Enhanced Customer Support Model

In fiscal year 2021, the Company announced an enhanced customer support model, including a transition from the branch office network to virtual customer care hubs. Along with this transition, the Company closed 73 sales branches and realigned certain existing locations from branch offices to regional inventory centers or warehouses. Restructuring and other costs for fiscal year 2021 consist of impairment charges for operating lease assets, net of gains related to settlement of lease liabilities, associate severance and separation costs, and other exit-related costs.

The following table summarizes restructuring and other costs:

	For the Fiscal Years Ended
	September 3,	August 28,
	2022	2021
Operating lease asset impairment loss	$—	$17,923
Settlement of lease liabilities (gain)	—	(2,948)
Consulting-related costs	8,188	8,615
Associate severance and separation costs	5,753	4,267
Equity award acceleration costs associated with severance	1,728	253
Other exit-related costs	136	3,282
Total restructuring and other costs	$15,805	$31,392

Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Separation and severance costs	Other exit-related costs	Total
Balance as of August 29, 2020	$4,063	$6,927	$—	$10,990
Additions	8,615	4,267	3,282	16,164
Payments and other adjustments	(9,350)	(10,827)	(2,841)	(23,018)
Balance as of August 28, 2021	3,328	367	441	4,136
Additions	8,188	5,753	136	14,077
Payments and other adjustments	(10,676)	(4,246)	(577)	(15,499)
Balance as of September 3, 2022	$840	$1,874	$—	$2,714

14. ASSET IMPAIRMENTS

Prior Year PPE-Related Inventory Write-Down

In fiscal year 2021, the Company realized lower product margins as well as inventory write-downs, each as a result of the COVID-19 pandemic, primarily due to the increased supply of competing products from manufacturers and an expected inability to sell excess inventory of safety-related products ordered from manufacturers earlier in the COVID-19 pandemic. During fiscal year 2021, the Company incurred PPE-related inventory write-downs of $30,091 to reduce the carrying value of certain PPE-related inventory to its net realizable value. These inventory write-downs were reflected in the Consolidated Statement of Income during fiscal year 2021. There were no such inventory write-downs during fiscal year 2022.

Prior Year Impairment Loss, Net

To meet anticipated demand for PPE products during the COVID-19 pandemic, the Company purchased products from manufacturers outside its typical programs and under non-standard payment terms. Given the high demand for PPE products and related challenges in sourcing PPE products as well as the imperative to quickly obtain such products based on customer demand, the Company used a number of distributors and brokers to source PPE products. In September 2020, the Company prepaid approximately $26,726 for the purchase of nitrile gloves to be sourced from manufacturers in Asia and experienced significant delays in obtaining possession of this PPE. The Company evaluated the potential recoverability of these assets and, as a result, recorded an impairment charge of $26,726 in the first quarter of fiscal year 2021 to reflect the fact that the Company would not ultimately obtain this PPE or recover its related prepayment. This impairment charge was reflected in the unaudited Condensed Consolidated Statement of Income during the first quarter of fiscal year 2021. During the third quarter of fiscal year 2021, the Company entered into a legal settlement agreement with a vendor and, as a result, received $20,840 of loss recovery related to this prepayment, which resulted in a net impairment charge of $5,886 for fiscal year 2021. The Company continues to pursue its legal avenues for recovery of the remaining loss.

15. COMMITMENTS AND CONTINGENCIES

Leases Commitments

The Company’s lease portfolio includes certain real estate (customer fulfillment centers, regional inventory centers and warehouses), automobiles and other equipment. Refer to Note 10, “Leases” for more information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 3, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 3, 2022, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 3, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of September 3, 2022.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 3, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc.’s internal control over financial reporting as of September 3, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, MSC Industrial Direct Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 3, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 3, 2022 and August 28, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 3, 2022, and the related notes and schedule and our report dated October 20, 2022 expressed an unqualified opinion thereon.

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

October 20, 2022

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the headings “Election of Directors,” “Corporate Governance” and “Information About Our Executive Officers” in the definitive proxy statement for the Company’s 2023 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by this reference.

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

For the three fiscal years ended September 3, 2022.

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
10.23

Transition Agreement and General Release, dated August 31, 2021, by and between the Registrant and Steve Armstrong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 3, 2021 (File No. 001-14130)).†

10.24

Transition Agreement and General Release, dated September 7, 2022, by and between the Registrant and Douglas E. Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 7, 2022 (File No. 001-14130)).†

10.25	Martina McIsaac Offer Letter, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022 (File No. 001-14130)).†

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Dated: October 20, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON Mitchell Jacobson	Non-Executive Chairman of the Board of Directors	October 20, 2022

/s/ ERIK GERSHWIND Erik Gershwind	President and Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2022
/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 20, 2022
/s/ LOUISE GOESER Louise Goeser	Director	October 20, 2022
/s/ MICHAEL KAUFMANN Michael Kaufmann	Director	October 20, 2022
/s/ STEVEN PALADINO Steven Paladino	Director	October 20, 2022
/s/ PHILIP PELLER Philip Peller	Director	October 20, 2022
/s/ RUDINA SESERI Rudina Seseri	Director	October 20, 2022

MSC INDUSTRIAL DIRECT CO., INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended August 29, 2020
Allowance for credit losses(2)	$17,088	$11,008	$—	$9,847	$18,249
Deducted from asset accounts:
For the fiscal year ended August 28, 2021
Allowance for credit losses(2)	$18,249	$8,181	$—	$8,014	$18,416
Deducted from asset accounts:
For the fiscal year ended September 3, 2022
Allowance for credit losses(2)	$18,416	$9,806	$—	$7,451	$20,771

(1) Comprised of uncollected accounts charged against the allowance.
(2) Included in accounts receivable.

S-1