Form 10-Q
period 2022-12-03
MSC INDUSTRIAL DIRECT CO INC
filed 2023-01-05
CIK 1003078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2022
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

As of December 15, 2022, 47,318,110 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•the retention of key personnel;

•the credit risk of our customers, higher inflation and fluctuations in interest rates;

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

•the failure to comply with applicable environmental, health and safety laws and regulations and other laws applicable to our business;

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

MSC INDUSTRIAL DIRECT CO., INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 3, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 3,	September 3,
	2022	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,331	$43,537
Accounts receivable, net of allowance for credit losses of $21,719 and $20,771, respectively	685,826	687,608
Inventories	726,415	715,625
Prepaid expenses and other current assets	120,001	96,853
Total current assets	1,558,573	1,543,623
Property, plant and equipment, net	297,113	286,666
Goodwill	709,746	710,130
Identifiable intangibles, net	110,702	114,328
Operating lease assets	62,803	64,780
Other assets	10,464	9,887
Total assets	$2,749,401	$2,729,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$326,240	$325,680
Current portion of operating lease liabilities	18,531	18,560
Accounts payable	212,793	217,378
Accrued expenses and other current liabilities	169,197	164,326
Total current liabilities	726,761	725,944
Long-term debt including obligations under finance leases	453,868	468,912
Noncurrent operating lease liabilities	45,693	47,616
Deferred income taxes and tax uncertainties	124,659	124,659
Total liabilities	1,350,981	1,367,131
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,584,476 and 48,447,384 shares issued, respectively	49	48
Class B Common Stock (10 votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	814,493	798,408
Retained earnings	703,565	681,292
Accumulated other comprehensive loss	(22,186)	(23,121)
Class A treasury stock, at cost, 1,266,439 and 1,228,472 shares, respectively	(109,592)	(106,202)
Total MSC Industrial shareholders’ equity	1,386,338	1,350,434
Noncontrolling interest	12,082	11,849
Total shareholders’ equity	1,398,420	1,362,283
Total liabilities and shareholders’ equity	$2,749,401	$2,729,414

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Net sales	$957,745	$848,547
Cost of goods sold	559,946	495,951
Gross profit	397,799	352,596
Operating expenses	279,695	256,581
Restructuring and other costs	2,094	5,283
Income from operations	116,010	90,732
Other income (expense):
Interest expense	(6,919)	(3,728)
Interest income	100	19
Other expense, net	(1,340)	(413)
Total other expense	(8,159)	(4,122)
Income before provision for income taxes	107,851	86,610
Provision for income taxes	26,639	20,353
Net income	81,212	66,257
Less: Net (loss) income attributable to noncontrolling interest	(102)	190
Net income attributable to MSC Industrial	$81,314	$66,067
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.45	$1.19
Diluted	$1.45	$1.18
Weighted-average shares used in computing net income per common share:
Basic	55,891	55,530
Diluted	56,081	55,856

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Net income, as reported	$81,212	$66,257
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,270	(4,992)
Comprehensive income (1)	82,482	61,265
Comprehensive income attributable to noncontrolling interest:
Net loss (income)	102	(190)
Foreign currency translation adjustments	(335)	911
Comprehensive income attributable to MSC Industrial	$82,249	$61,986

(1) There were no material taxes associated with other comprehensive income during the thirteen-week periods ended December 3, 2022 and November 27, 2021.

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Class A Common Stock
Beginning Balance	$48	$48
Associate Incentive Plans	1	—
Ending Balance	49	48
Class B Common Stock
Beginning Balance	9	9
Ending Balance	9	9
Additional Paid-in Capital
Beginning Balance	798,408	740,867
Associate Incentive Plans	16,115	15,447
Repurchase and retirement of Class A Common Stock	(30)	—
Ending Balance	814,493	756,314
Retained Earnings
Beginning Balance	681,292	532,315
Net Income	81,314	66,067
Repurchase and retirement of Class A Common Stock	(14,282)	—
Regular cash dividends declared on Class A Common Stock	(37,370)	(35,249)
Regular cash dividends declared on Class B Common Stock	(6,837)	(6,491)
Dividend equivalents declared, net of cancellations	(552)	(56)
Ending Balance	703,565	556,586
Accumulated Other Comprehensive Loss
Beginning Balance	(23,121)	(17,984)
Foreign Currency Translation Adjustment	935	(4,081)
Ending Balance	(22,186)	(22,065)
Treasury Stock
Beginning Balance	(106,202)	(104,384)
Associate Incentive Plans	837	805
Repurchase of Class A Common Stock	(4,227)	(4,559)
Ending Balance	(109,592)	(108,138)
Total Shareholders’ Equity Attributable to MSC Industrial	1,386,338	1,182,754
Noncontrolling Interest
Beginning Balance	11,849	11,001
Foreign Currency Translation Adjustment	335	(911)
Net (Loss) Income	(102)	190
Ending Balance	12,082	10,280
Total Shareholders’ Equity	$1,398,420	$1,193,034
Dividends declared per Class A Common Share	$0.79	$0.75
Dividends declared per Class B Common Share	$0.79	$0.75

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Cash Flows from Operating Activities:
Net income	$81,212	$66,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,566	17,407
Non-cash operating lease cost	4,872	4,223
Stock-based compensation	4,990	5,689
Loss on disposal of property, plant and equipment	229	104
Provision for credit losses	2,673	1,837
Changes in operating assets and liabilities:
Accounts receivable	56	(21,805)
Inventories	(9,516)	(755)
Prepaid expenses and other current assets	(22,764)	4,172
Operating lease liabilities	(4,843)	(4,246)
Other assets	(508)	(27)
Accounts payable and accrued liabilities	1,057	(15,052)
Total adjustments	(5,188)	(8,453)
Net cash provided by operating activities	76,024	57,804
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(25,504)	(15,262)
Cash used in business acquisitions, net of cash acquired	(87)	—
Net cash used in investing activities	(25,591)	(15,262)
Cash Flows from Financing Activities:
Repurchases of common stock	(18,539)	(4,559)
Payments of regular cash dividends	(44,207)	—
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	1,056	1,029
Proceeds from exercise of Class A Common Stock options	8,336	7,097
Borrowings under credit facilities	84,000	26,000
Borrowings under financing obligations	1,061	1,057
Payments under credit facilities	(99,000)	(50,000)
Payments on finance lease and financing obligations	(657)	(418)
Net cash used in financing activities	(67,950)	(19,794)
Effect of foreign exchange rate changes on cash and cash equivalents	311	(409)
Net (decrease) increase in cash and cash equivalents	(17,206)	22,339
Cash and cash equivalents—beginning of period	43,537	40,536
Cash and cash equivalents—end of period	$26,331	$62,875

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,767	$1,606
Cash paid for interest	$5,441	$2,272

Supplemental Disclosure of Non-Cash Financing Activities:
Cash dividends declared, but not yet paid	$—	$41,740

See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of December 3, 2022 and September 3, 2022 and results of operations and cash flows for the thirteen weeks ended December 3, 2022 and November 27, 2021. The financial information as of September 3, 2022 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2022.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2022.

Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which was a 53-week fiscal year. The fiscal quarters ended December 3, 2022 and November 27, 2021 refer to the thirteen weeks ended as of those dates.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of Economic Trends

The United States economy has experienced and continues to experience disruptions in the supply of certain products and services and tight conditions in the labor market. These disruptions and conditions have contributed to an inflationary environment which, while falling, remains elevated and has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions and conditions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

As a result of recent high inflation and elevated freight, labor and fuel costs, as well as periodic supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides for additional annual disclosures and added transparency for entities which receive government assistance. This includes disclosure of the type of government assistance received, the entity’s method of accounting, and the impact on the entity’s financial statements. This guidance is for annual periods beginning after December 15, 2021. The guidance was adopted by the Company for fiscal year 2023 and will be applied prospectively. The Company anticipates annual disclosures within the Company’s Annual Report on Form 10-K for fiscal year 2023 related to the Employee Retention Credit (the “ERC”) provision provided under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 2. Revenue

Revenue Recognition

Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. Substantially all of the Company’s customer contracts have a single performance obligation, to deliver products, and are short-term in nature. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,469 and $7,198 as of December 3, 2022 and September 3, 2022, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Consideration Payable to Customers

The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $27,277 and $25,274 as of December 3, 2022 and September 3, 2022, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of revenue, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $1,903 and $2,210 as of December 3, 2022 and September 3, 2022, respectively.

Contract Assets and Liabilities

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of December 3, 2022 and September 3, 2022.

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

The following table presents the Company’s percentage of net sales by customer end-market for the thirteen weeks ended December 3, 2022 and November 27, 2021:

	Thirteen Weeks Ended (1)
	December 3, 2022	November 27, 2021
Manufacturing Heavy	48%	49%
Manufacturing Light	21%	21%
Government	8%	7%
Retail/Wholesale	7%	8%
Commercial Services	4%	4%
Other (2)	12%	11%
Total net sales	100%	100%

(1)Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.

(2)The Other category includes individual customer and small business net sales not assigned to a specific industry classification.

The Company’s net sales originating from the following geographic areas were as follows for the thirteen weeks ended December 3, 2022 and November 27, 2021:

	Thirteen Weeks Ended
	December 3, 2022		November 27, 2021
United States	$910,068	95%	$799,075	94%
Mexico	21,110	2%	22,615	3%
Canada	13,582	2%	12,262	1%
North America	944,760	99%	833,952	98%
Other foreign countries	12,985	1%	14,595	2%
Total net sales	$957,745	100%	$848,547	100%

Note 3. Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen weeks ended December 3, 2022 and November 27, 2021.

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Numerator:
Net income attributable to MSC Industrial as reported	$81,314	$66,067
Denominator:
Weighted-average shares outstanding for basic net income per share	55,891	55,530
Effect of dilutive securities	190	326
Weighted-average shares outstanding for diluted net income per share	56,081	55,856
Net income per share:
Basic	$1.45	$1.19
Diluted	$1.45	$1.18

Potentially dilutive securities	499	434

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

Note 4. Stock-Based Compensation

The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen weeks ended December 3, 2022 and November 27, 2021 was as follows:

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Stock options	$101	$588
Restricted stock units	3,711	4,703
Performance share units	1,095	308
Associate Stock Purchase Plan	83	90
Total	4,990	5,689
Deferred income tax benefit	(1,233)	(1,337)
Stock-based compensation expense, net	$3,757	$4,352

Stock Options

The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option award activity for the thirteen weeks ended December 3, 2022 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2022	614	$78.96
Granted	—	—
Exercised	(114)	73.36
Canceled/Forfeited/Expired	(23)	80.27
Outstanding on December 3, 2022	477	$80.23	2.2	$2,583
Exercisable on December 3, 2022	477	$80.23	2.2	$2,583

The total intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirteen weeks ended December 3, 2022 and November 27, 2021 was $970 and $2,543, respectively. The unrecognized stock-based compensation cost related to stock option expense was fully amortized at December 3, 2022.

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

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) (based on target award amounts) for the thirteen weeks ended December 3, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at September 3, 2022	88	$80.04
Granted	51	82.16
PSU adjustment (1)	4	76.32
Vested	(26)	76.32
Canceled/Forfeited	—	—
Non-vested PSUs at December 3, 2022 (2)	117	$81.86

(1) PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 116% of its target based on fiscal year 2021 through fiscal year 2022 financial results.

(2) Excludes approximately 8 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs at December 3, 2022 was $7,700 and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan for the thirteen weeks ended December 3, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at September 3, 2022	448	$79.71
Granted	178	82.36
Vested	(146)	79.11
Canceled/Forfeited	(4)	80.55
Non-vested RSUs at December 3, 2022 (1)	476	$80.87

(1) Excludes approximately 39 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan.

The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The dividend equivalents are not included in the RSU table above. The unrecognized stock-based compensation cost related to the RSUs at December 3, 2022 was $34,534 and is expected to be recognized over a weighted-average period of 3.0 years.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of December 3, 2022 and November 27, 2021.

During the thirteen-week periods ended December 3, 2022 and November 27, 2021, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Note 6. Debt

Debt at December 3, 2022 and September 3, 2022 consisted of the following:

	December 3,		September 3,
	2022		2022
Amended Revolving Credit Facility	$230,000		$245,000
Uncommitted Credit Facilities	200,000		200,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023 (1)	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	50,000		50,000
Financing arrangements	796		88
Obligations under finance leases	886		1,180
Less: unamortized debt issuance costs	(1,324)		(1,426)
Total debt, including obligations under finance leases	$780,108		$794,592
Less: current portion	(326,240)	(2)	(325,680)	(3)
Total long-term debt, including obligations under finance leases	$453,868		$468,912

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

(1) Represents private placement debt issued under Shelf Facility Agreements (as defined below).

(2) Consists of $200,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 3.04% Senior Notes, due January 12, 2023, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $835 from financing arrangements, $796 from obligations under finance leases and net of unamortized debt issuance costs of $391 expected to be amortized in the next 12 months.

(3) Consists of $200,000 from the Uncommitted Credit Facilities, $50,000 from the 3.04% Senior Notes, due January 12, 2023, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $88 from financing arrangements, $996 from obligations under finance leases and net of unamortized debt issuance costs of $404 expected to be amortized in the next 12 months.

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

The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 at both December 3, 2022 and September 3, 2022.

Uncommitted Credit Facilities

During fiscal year 2022, the Company amended and extended all three of its uncommitted credit facilities. All three of these amendments implemented the Secured Overnight Financing Rate (“SOFR”) as the replacement of the LIBOR benchmark. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $200,000 was outstanding at both December 3, 2022 and September 3, 2022, and is included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.

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

During the thirteen-week period ended December 3, 2022, the Company borrowed an aggregate $84,000 and repaid an aggregate $99,000 under the Credit Facilities. As of December 3, 2022 and September 3, 2022, the weighted-average interest rates on borrowings under the Credit Facilities were 4.93% and 3.42%, respectively.

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

Shelf Facility Agreements

In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of December 3, 2022, $50,000 aggregate principal amount of 3.04% Senior Notes, due January 12, 2023 (which is included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheet as of December 3, 2022), and $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, were outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.

Covenants

Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain (i) a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00) and (ii) a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. As of December 3, 2022, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.

Note 7. Shareholders’ Equity

Common Stock Repurchases and Treasury Stock

On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of December 3, 2022, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,519 shares. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the thirteen-week period ended December 3, 2022, the Company repurchased 233 shares of Class A Common Stock for $18,539. From this total, 181 shares were immediately retired and 52 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended December 3, 2022. During the thirteen-week period ended November 27, 2021, the Company repurchased 53 shares of Class A Common Stock for $4,559. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended November 27, 2021.

The Company reissued 14 shares of Class A treasury stock during both the thirteen-week periods ended December 3, 2022 and November 27, 2021 to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Dividends on Common Stock

The Company paid aggregate regular cash dividends of $0.79 per share totaling $44,207 for the thirteen weeks ended December 3, 2022. The $0.75 per share regular cash dividend declared by the Company’s Board of Directors during the thirteen weeks ended November 27, 2021 resulted in aggregate payments of $41,740 on November 30, 2021, after the thirteen weeks ended November 27, 2021.

On December 16, 2022, the Company’s Board of Directors declared a regular cash dividend of $0.79 per share, payable on January 24, 2023, to shareholders of record at the close of business on January 10, 2023. The dividend is expected to result in aggregate payments of $44,218, based on the number of shares outstanding at December 15, 2022.

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

The following table summarizes restructuring and other costs for the thirteen weeks ended December 3, 2022 and November 27, 2021:

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
Consulting-related costs	$1,575	$—
Associate severance and separation costs	519	3,515
Equity award acceleration costs associated with severance	—	1,729
Other exit-related costs	—	39
Total restructuring and other costs	$2,094	$5,283

Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of December 3, 2022. The following table summarizes activity related to liabilities associated with restructuring and other costs for the thirteen weeks ended December 3, 2022:

	Consulting-related costs	Associate severance and separation costs	Total
Balance as of September 3, 2022	$840	$1,874	$2,714
Additions	1,575	519	2,094
Payments and other adjustments	(1,315)	(1,504)	(2,819)
Balance as of December 3, 2022	$1,100	$889	$1,989

Note 9. Product Warranties

The Company generally offers a maximum one year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with the original equipment manufacturers, which typically range from 30 to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen-week periods ended December 3, 2022 and November 27, 2021 was immaterial.

MSC INDUSTRIAL DIRECT CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts and shares in thousands, except per share data)

(Unaudited)

Note 10. Income Taxes

During the thirteen-week period ended December 3, 2022, there were no material changes in unrecognized tax benefits.

On March 27, 2020, the CARES Act was signed into law, which is intended to provide economic relief to those impacted by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act (the “ARPA”) was signed into law. The ARPA includes several provisions, such as measures that extend and expand the ERC provision, previously enacted under the CARES Act, through December 31, 2021. The Company has filed a refund claim in connection with the ERC and will account for the potential ERC refund, if any, upon Internal Revenue Service approval and receipt.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and the remaining half was remitted in December 2022.

The Company’s effective tax rate was 24.7% for the thirteen-week period ended December 3, 2022, as compared to 23.5% for the thirteen-week period ended November 27, 2021. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.

Note 11. Legal Proceedings

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

Note 12. Subsequent Events

On December 19, 2022, the Company and two of its subsidiaries entered into an arrangement with certain financial institutions, pursuant to which such financial institutions will purchase existing and future trade receivables and certain related rights from one of the subsidiaries (the “Receivables Facility”). The Receivables Facility is a committed senior secured revolving trade receivables facility in an initial aggregate amount of $300,000. Amounts purchased under the Receivables Facility will be priced at one-month term SOFR plus a margin.

During December 2022, proceeds from the Receivables Facility were used to pay down $230,000 on the Amended Revolving Credit Facility and $40,000 on the Uncommitted Credit Facilities. The current outstanding balances are $30,000 on the Amended Revolving Credit Facility and $160,000 on the Uncommitted Credit Facilities.

The Receivables Facility contains certain representations and warranties by the Company customary for facilities of this type. The financial covenants under the Receivables Facility are identical to those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. See Note 6, “Debt” for more information about these financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended September 3, 2022 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.

Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.2 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 10 regional inventory centers and 38 warehouses. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our field sales and service associate headcount was 2,545 at December 3, 2022, compared to 2,445 at November 27, 2021.

Highlights

Highlights during the thirteen-week period ended December 3, 2022 include the following:

•We generated $76.0 million of cash from operations, compared to $57.8 million for the same period in the prior fiscal year.

•We had net repayments of $15.0 million on our credit facilities, compared to net repayments of $24.0 million for the same period in the prior fiscal year.

•We paid out an aggregate $44.2 million in regular cash dividends. Due to the timing of the payable date, no cash dividends were paid during the same period in the prior fiscal year.

•We repurchased and immediately retired $14.3 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”).

•We incurred $2.1 million in restructuring and other costs, compared to $5.3 million for the same period in the prior fiscal year. Restructuring and other costs primarily include consulting-related costs associated with the optimization of the Company’s operations and associate severance and separation costs. Restructuring and other costs for the same period in the prior fiscal year also include equity award acceleration costs associated with severance and other exit-related costs.

Recent Developments

Progress on Mission Critical

As previously disclosed, we initiated a company-wide project in fiscal year 2020, which we refer to as “Mission Critical,” to accelerate market share capture and improve profitability over the period through fiscal year 2023. Among the Mission Critical initiatives to realize growth, we began and expect to continue investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end-markets. We also are focusing on improving profitability through the implementation of various pricing strategies and critical structural cost reductions in order to improve return on invested capital. Cost reductions will be comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and will include initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.

Impact of Economic Trends

The United States economy has experienced and continues to experience disruptions in the supply of certain products and services and tight conditions in the labor market. These disruptions and conditions have contributed to an inflationary environment which, while falling, remains elevated and has affected the price and, at times, the availability of certain products and services necessary for the Company’s operations, including fuel, labor and certain products the Company sells or the inputs for such products. Such disruptions and conditions have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

As a result of recent high inflation and elevated freight, labor and fuel costs, as well as periodic supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.

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

Business Environment

We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) index. Approximately 69% of our revenues came from sales in the manufacturing sector during the thirteen weeks ended December 3, 2022. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP index. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP index over the three months ended November 2022 and the average for the three- and 12-month periods ended November 2022 were as follows:

Period	IP Index
September	104.8
October	104.7
November	104.5

Fiscal year 2023 Q1 average	104.7
12-month average	103.8

The average IP index for the three months ended December 3, 2022 of 104.7 improved from the adjusted average from the prior quarter of 104.3, indicating continued growth in key industries and end-markets from the lower levels seen during the COVID-19 pandemic. Beginning in calendar year 2021 and continuing through calendar year 2022, the United States economy has experienced supply chain disruptions and significant levels of inflation, which have included higher prices for labor, freight, fuel and the products that the Company sells. The Company has implemented price realization strategies in response to increased costs the Company faces. We will continue to monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations. See “Impact of Economic Trends” above.

Thirteen-Week Period Ended December 3, 2022 Compared to the Thirteen-Week Period Ended November 27, 2021

The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	December 3, 2022		November 27, 2021		Change
	$	%	$	%	$	%
Net sales	$957,745	100.0%	$848,547	100.0%	$109,198	12.9%
Cost of goods sold	559,946	58.5%	495,951	58.4%	63,995	12.9%
Gross profit	397,799	41.5%	352,596	41.6%	45,203	12.8%
Operating expenses	279,695	29.2%	256,581	30.2%	23,114	9.0%
Restructuring and other costs	2,094	0.2%	5,283	0.6%	(3,189)	(60.4)%
Income from operations	116,010	12.1%	90,732	10.7%	25,278	27.9%
Total other expense	(8,159)	(0.9)%	(4,122)	(0.5)%	(4,037)	97.9%
Income before provision for income taxes	107,851	11.3%	86,610	10.2%	21,241	24.5%
Provision for income taxes	26,639	2.8%	20,353	2.4%	6,286	30.9%
Net income	81,212	8.5%	66,257	7.8%	14,955	22.6%
Less: Net (loss) income attributable to noncontrolling interest	(102)	0.0%	190	0.0%	(292)	(153.7)%
Net income attributable to MSC Industrial	$81,314	8.5%	$66,067	7.8%	$15,247	23.1%

Net Sales

Net sales increased 12.9%, or $109.2 million, to $957.7 million for the thirteen-week period ended December 3, 2022, as compared to $848.5 million for the same period in the prior fiscal year. The $109.2 million increase in net sales was comprised of $56.1 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $26.8 million of higher sales volume, and $29.1 million of net sales from fiscal year 2022 acquisitions, partially offset by $2.8 million of unfavorable foreign exchange impact. Of the $109.2 million increase in net sales during the thirteen-week period ended December 3, 2022, national account customer sales increased by $42.2 million, sales to our core and other customers increased by $24.3 million, sales to our government customers increased by $13.6 million and sales from fiscal year 2022 acquisitions were $29.1 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week periods ended December 3, 2022 and November 27, 2021, as compared to the same period in the prior fiscal year:

ADS Percentage Change

	Thirteen Weeks Ended
	December 3, 2022	November 27, 2021
Net Sales (in thousands)	$957,745	$848,547
Sales Days	62	62
ADS (1) (in millions)	$15.4	$13.7
Total Company ADS Percent Change	12.9%	9.9%

Manufacturing Customers ADS Percent Change (2)	11.1%	14.5%
Manufacturing Customers Percent of Total Net Sales (2)	69%	70%

Non-Manufacturing Customers ADS Percent Change (2)	17.2%	0.5%
Non-Manufacturing Customers Percent of Total Net Sales (2)	31%	30%

(1) ADS is calculated using the number of business days in the United States for the periods indicated.

(2) Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 61.9% of consolidated net sales for the thirteen-week period ended December 3, 2022, as compared to 60.4% of consolidated net sales for the same period in the prior fiscal year. These percentages of consolidated net sales do not include eCommerce sales from our recent acquisitions.

Gross Profit

Gross profit of $397.8 million for the thirteen-week period ended December 3, 2022 increased $45.2 million, or 12.8%, compared to the same period in the prior fiscal year. Gross profit margin was 41.5% for the thirteen-week period ended December 3, 2022, as compared to 41.6% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of a higher sales level as described above and improved price realization and positive spread between sales price and cost of goods sold. The decline in gross profit margin was primarily attributable to the margins of our recent acquisitions.

Operating Expenses

Operating expenses increased 9.0%, or $23.1 million, to $279.7 million for the thirteen-week period ended December 3, 2022, as compared to $256.6 million for the same period in the prior fiscal year. Operating expenses were 29.2% of net sales for the thirteen-week period ended December 3, 2022, as compared to 30.2% for the same period in the prior fiscal year. The increase in Operating expenses was primarily attributable to our acquisitions in the fourth quarter of fiscal year 2022 and higher payroll and payroll-related costs, as well as higher freight expense. The decline in Operating expenses as a percentage of net sales was related to our cost savings programs and productivity improvements resulting from our Mission Critical initiatives.

Payroll and payroll-related costs for the thirteen-week period ended December 3, 2022 were 56.2% of total Operating expenses, as compared to 57.0% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $11.0 million for the thirteen-week period ended December 3, 2022. The majority of this increase compared to the same period in the prior fiscal year was due to salary and sales commission costs.

Freight expense was $40.5 million for the thirteen-week period ended December 3, 2022, as compared to $36.2 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges.

Restructuring and Other Costs

We incurred $2.1 million in restructuring and other costs for the thirteen-week period ended December 3, 2022, as compared to $5.3 million for the same period in the prior fiscal year. These charges primarily include consulting-related costs associated with the optimization of the Company’s operations and associate severance and separation costs. Restructuring and other costs for the same period in the prior fiscal year also include equity award acceleration costs associated with severance and other exit-related costs. See Note 8, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations

Income from operations increased 27.9%, or $25.3 million, to $116.0 million for the thirteen-week period ended December 3, 2022, as compared to $90.7 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 12.1% for the thirteen-week period ended December 3, 2022, as compared to 10.7% for the same period in the prior fiscal year. This increase was primarily attributable to overall increases in sales and gross margin and an improvement in the ratio of operating expenses to sales during the thirteen-week period ended December 3, 2022.

Total Other Expense

Total other expense increased 97.9%, or $4.0 million, to $8.2 million for the thirteen-week period ended December 3, 2022, as compared to $4.1 million for the same period in the prior fiscal year. This increase was primarily due to higher interest rates on our credit facilities and a higher average debt balance on our committed credit facility.

Provision for Income Taxes

The Company’s effective tax rate was 24.7% for the thirteen-week period ended December 3, 2022, as compared to 23.5% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.

Net Income

The factors which affected net income for the thirteen-week period ended December 3, 2022, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	December 3,	September 3,
	2022	2022	$ Change
	(In thousands)
Total debt	$780,108	$794,592	$(14,484)
Less: Cash and cash equivalents	26,331	43,537	(17,206)
Net debt	$753,777	$751,055	$2,722
Equity	$1,398,420	$1,362,283	$36,137

As of December 3, 2022, we had $26.3 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of December 3, 2022, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $780.1 million, net of unamortized debt issuance costs of $1.3 million, as compared to total borrowings of $794.6 million, net of unamortized debt issuance costs of $1.4 million, as of the end of fiscal year 2022. The decrease was driven by higher net repayments on our committed credit facility. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

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

The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirteen Weeks Ended
	December 3,	November 27,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$76,024	$57,804
Net cash used in investing activities	(25,591)	(15,262)
Net cash used in financing activities	(67,950)	(19,794)
Effect of foreign exchange rate changes on cash and cash equivalents	311	(409)
Net (decrease) increase in cash and cash equivalents	$(17,206)	$22,339

Cash Flows from Operating Activities

Net cash provided by operating activities was $76.0 million for the thirteen weeks ended December 3, 2022, compared to $57.8 million for the thirteen weeks ended November 27, 2021. The increase was primarily due to the following:

•an increase in net income as described above;

•a decrease in the change in accounts receivable primarily due to prior fiscal year increases in accounts receivable attributable to changes in prior fiscal year sales volume;

•an increase in the change in accounts payable and accrued liabilities from increased inventory purchases; partially offset by

•an increase in the change in prepaid expenses and other current assets attributable to the receivables related to vendor rebate programs and an increase in the change in inventory.

The table below summarizes certain information regarding the Company’s operations:

	December 3,	September 3,	November 27,
	2022	2022	2021
	(In thousands)
Working Capital (1)	$831,812	$817,679	$762,133
Current Ratio (2)	2.1	2.1	2.3

Days’ Sales Outstanding (3)	64.9	65.3	61.8
Inventory Turnover (4)	3.2	3.2	3.3

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

Working capital and current ratio as of December 3, 2022 remained consistent when compared to September 3, 2022. The slight increase in working capital was primarily due to an increase in inventories and receivables related to vendor rebate programs. Working capital as of December 3, 2022 increased compared to November 27, 2021, primarily due to increases in both accounts receivable and inventories. The current ratio as of December 3, 2022 declined slightly compared to November 27, 2021, primarily due to the increase in the current portion of debt.

Days’ sales outstanding as of December 3, 2022 remained comparable to September 3, 2022. The increase in days’ sales outstanding as of December 3, 2022 compared to November 27, 2021 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.

Inventory turnover as of December 3, 2022 remained comparable to both September 3, 2022 and November 27, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities for the thirteen-week periods ended December 3, 2022 and November 27, 2021 was $25.6 million and $15.3 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to Mission Critical projects.

Cash Flows from Financing Activities

Net cash used in financing activities was $68.0 million for the thirteen weeks ended December 3, 2022, compared to $19.8 million for the thirteen weeks ended November 27, 2021, primarily due to the following:

•$44.2 million of regular cash dividends paid during the thirteen weeks ended December 3, 2022, compared to no dividends paid during the thirteen weeks ended November 27, 2021 (dividend declared on October 14, 2021 was paid on November 30, 2021);

•net repayments of $15.0 million on our credit facilities during the thirteen weeks ended December 3, 2022, compared to net repayments of $24.0 million on our credit facilities during the thirteen weeks ended November 27, 2021; and

•$18.5 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended December 3, 2022, compared to $4.6 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended November 27, 2021.

Capital Expenditures

We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.

Debt

Credit Facilities

In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of December 3, 2022, the Company also had three uncommitted credit facilities, totaling $208.0 million of aggregate maximum uncommitted availability. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of December 3, 2022, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $564.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.

Private Placement Debt and Shelf Facility Agreements

In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf facility agreements (together, the “Shelf Facility Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes were sold after January 12, 2021. See Note 6, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Leases and Financing Arrangements

As of December 3, 2022, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.

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

There have been no material changes outside the ordinary course of business in the Company’s critical accounting policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 3, 2022.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our September 3, 2022 fiscal year-end.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022, which could materially and adversely affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended December 3, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
9/4/22-10/4/22	100	$79.49	—	4,700,000
10/5/22-11/3/22	193,719	$79.01	180,721	4,519,279
11/4/22-12/3/22	39,006	$82.64	—	4,519,279
Total	232,825		180,721

(1)During the thirteen weeks ended December 3, 2022, 52,104 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.

(2)Activity is reported on a trade date basis.

(3)On June 29, 2021, the Company’s Board of Directors terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of December 3, 2022, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,519,279 shares.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Transition Agreement and General Release, dated September 7, 2022, by and between the Registrant and Douglas E. Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 7, 2022 (File No. 001-14130)).†

10.2

Receivables Purchase Agreement, dated as of December 19, 2022, by and among the Registrant, as initial master servicer, MSC A/R Holding Co., LLC, as seller, Wells Fargo Bank, National Association, as administrative agent, and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022 (File No. 001-14130)).

10.3

Receivables Sale Agreement, dated as of December 19, 2022, by and between MSC A/R Holding Co., LLC, as SPE, and Sid Tool Co., Inc., as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022 (File No. 001-14130)).

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

MSC Industrial Direct Co., Inc. (Registrant)
Dated: January 5, 2023	By:	/s/ ERIK GERSHWIND Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)
Dated: January 5, 2023	By:	/s/ KRISTEN ACTIS-GRANDE Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)