Form 10-Q
period 2023-03-04
MSC INDUSTRIAL DIRECT CO INC
filed 2023-04-04
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-14130
__________________
MSC INDUSTRIAL DIRECT CO., INC.
(Exact name of registrant as specified in its charter)
__________________

New York (State or other jurisdiction of incorporation or organization)	11-3289165 (I.R.S. Employer Identification No.)

515 Broadhollow Road, Suite 1000, Melville, New York (Address of principal executive offices)	11747 (Zip Code)
(516) 812-2000
(Registrant’s telephone number, including area code)
__________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 15, 2023, 47,257,675 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward‑looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

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
•difficulties in calibrating customer demand for our products, which could cause an inability to sell excess products ordered from manufacturers resulting in inventory write-downs or could conversely cause inventory shortages of such products;
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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 4, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 4, 2023	September 3, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,615	$43,537
Accounts receivable, net of allowance for credit losses of $22,628 and $20,771, respectively	412,687	687,608
Inventories	747,470	715,625
Prepaid expenses and other current assets	104,996	96,853
Total current assets	1,314,768	1,543,623
Property, plant and equipment, net	298,664	286,666
Goodwill	718,179	710,130
Identifiable intangibles, net	117,865	114,328
Operating lease assets	64,299	64,780
Other assets	10,680	9,887
Total assets	$2,524,455	$2,729,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$275,758	$325,680
Current portion of operating lease liabilities	19,174	18,560
Accounts payable	207,553	217,378
Accrued expenses and other current liabilities	142,796	164,326
Total current liabilities	645,281	725,944
Long-term debt including obligations under finance leases	273,941	468,912
Noncurrent operating lease liabilities	46,583	47,616
Deferred income taxes and tax uncertainties	124,659	124,659
Total liabilities	1,090,464	1,367,131
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,509,408 and 48,447,384 shares issued, respectively	49	48
Class B Common Stock (10 votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	824,268	798,408
Retained earnings	725,826	681,292
Accumulated other comprehensive loss	(20,437)	(23,121)
Class A treasury stock, at cost, 1,251,733 and 1,228,472 shares, respectively	(108,781)	(106,202)
Total MSC Industrial shareholders’ equity	1,420,934	1,350,434
Noncontrolling interest	13,057	11,849
Total shareholders’ equity	1,433,991	1,362,283
Total liabilities and shareholders’ equity	$2,524,455	$2,729,414
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net sales	$961,632	$862,522	$1,919,377	$1,711,069
Cost of goods sold	564,937	496,247	1,124,883	992,198
Gross profit	396,695	366,275	794,494	718,871
Operating expenses	280,630	265,973	560,325	522,554
Restructuring and other costs	1,783	3,134	3,877	8,417
Income from operations	114,282	97,168	230,292	187,900
Other income (expense):
Interest expense	(5,956)	(3,617)	(12,875)	(7,345)
Interest income	151	21	251	40
Other (expense) income, net	(2,299)	91	(3,639)	(322)
Total other expense	(8,104)	(3,505)	(16,263)	(7,627)
Income before provision for income taxes	106,178	93,663	214,029	180,273
Provision for income taxes	26,863	23,509	53,502	43,862
Net income	79,315	70,154	160,527	136,411
Less: Net income attributable to noncontrolling interest	175	223	73	413
Net income attributable to MSC Industrial	$79,140	$69,931	$160,454	$135,998
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.42	$1.25	$2.87	$2.44
Diluted	$1.41	$1.25	$2.86	$2.43
Weighted-average shares used in computing net income per common share:
Basic	55,880	55,799	55,885	55,664
Diluted	56,001	55,971	56,074	55,945
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Net income, as reported	$79,315	$70,154	$160,527	$136,411
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,549	3,768	3,819	(1,224)
Comprehensive income(1)	81,864	73,922	164,346	135,187
Comprehensive income attributable to noncontrolling interest:
Net income	(175)	(223)	(73)	(413)
Foreign currency translation adjustments	(800)	(824)	(1,135)	87
Comprehensive income attributable to MSC Industrial	$80,889	$72,875	$163,138	$134,861
(1)There were no material taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Class A Common Stock
Beginning Balance	$49	$48	$48	$48
Associate Incentive Plans	—	—	1	—
Ending Balance	49	48	49	48
Class B Common Stock
Beginning Balance	9	9	9	9
Ending Balance	9	9	9	9
Additional Paid-in Capital
Beginning Balance	814,493	756,314	798,408	740,867
Associate Incentive Plans	9,800	9,842	25,915	25,289
Repurchase and retirement of Class A Common Stock	(25)	—	(55)	—
Ending Balance	824,268	766,156	824,268	766,156
Retained Earnings
Beginning Balance	703,565	556,586	681,292	532,315
Net Income	79,140	69,931	160,454	135,998
Repurchase and retirement of Class A Common Stock	(12,240)	—	(26,522)	—
Regular cash dividends declared on Class A Common Stock	(37,269)	(35,356)	(74,639)	(70,605)
Regular cash dividends declared on Class B Common Stock	(6,837)	(6,490)	(13,674)	(12,981)
Dividend equivalents declared, net of cancellations	(533)	(388)	(1,085)	(444)
Ending Balance	725,826	584,283	725,826	584,283
Accumulated Other Comprehensive Loss
Beginning Balance	(22,186)	(22,065)	(23,121)	(17,984)
Foreign Currency Translation Adjustment	1,749	2,944	2,684	(1,137)
Ending Balance	(20,437)	(19,121)	(20,437)	(19,121)
Treasury Stock
Beginning Balance	(109,592)	(108,138)	(106,202)	(104,384)
Associate Incentive Plans	1,014	991	1,851	1,796
Repurchases of Class A Common Stock	(203)	(254)	(4,430)	(4,813)
Ending Balance	(108,781)	(107,401)	(108,781)	(107,401)
Total Shareholders’ Equity Attributable to MSC Industrial	1,420,934	1,223,974	1,420,934	1,223,974
Noncontrolling Interest
Beginning Balance	12,082	10,280	11,849	11,001
Foreign Currency Translation Adjustment	800	824	1,135	(87)
Net Income	175	223	73	413
Ending Balance	13,057	11,327	13,057	11,327
Total Shareholders’ Equity	$1,433,991	$1,235,301	$1,433,991	$1,235,301
Dividends declared per Class A Common Share	$0.79	$0.75	$1.58	$1.50
Dividends declared per Class B Common Share	$0.79	$0.75	$1.58	$1.50
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022
Cash Flows from Operating Activities:
Net income	$160,527	$136,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,223	34,985
Non-cash operating lease cost	9,883	8,012
Stock-based compensation	9,969	10,189
Loss on disposal of property, plant and equipment	249	230
Provision for credit losses	5,490	4,245
Deferred income taxes	—	(341)
Changes in operating assets and liabilities:
Accounts receivable	273,835	(64,293)
Inventories	(27,787)	(34,024)
Prepaid expenses and other current assets	(6,926)	(8,358)
Operating lease liabilities	(9,820)	(8,136)
Other assets	(552)	(1,492)
Accounts payable and accrued liabilities	(35,651)	(20,007)
Total adjustments	255,913	(78,990)
Net cash provided by operating activities	416,440	57,421
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(40,571)	(31,179)
Cash used in business acquisitions, net of cash acquired	(20,533)	—
Net cash used in investing activities	(61,104)	(31,179)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(31,007)	(4,813)
Payments of regular cash dividends	(88,313)	(83,586)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	2,332	2,259
Proceeds from exercise of Class A Common Stock options	12,775	12,053
Borrowings under credit facilities	208,000	184,000
Payments under credit facilities	(403,000)	(134,500)
Borrowings under financing obligations	1,061	1,058
Payments under Shelf Facility Agreements and Private Placement Debt	(50,000)	—
Other, net	(1,171)	(1,387)
Net cash used in financing activities	(349,323)	(24,916)
Effect of foreign exchange rate changes on cash and cash equivalents	65	(108)
Net increase in cash and cash equivalents	6,078	1,218
Cash and cash equivalents—beginning of period	43,537	40,536
Cash and cash equivalents—end of period	$49,615	$41,754

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$58,641	$63,909
Cash paid for interest	$10,327	$7,068
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 4, 2023 and September 3, 2022, results of operations for the thirteen and twenty-six weeks ended March 4, 2023 and February 26, 2022, and cash flows for the twenty-six weeks ended March 4, 2023 and February 26, 2022. The financial information as of September 3, 2022 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2022.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited Condensed Consolidated Financial Statements and these Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2022.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which was a 53-week fiscal year. The fiscal quarters ended March 4, 2023 and February 26, 2022 refer to the thirteen weeks ended as of those dates.
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

As a result of recent high inflation and elevated freight, labor and fuel costs, as well as periodic supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces and has invested in improved warehouse automation to mitigate the effects of labor inflation. The Company has also placed a larger emphasis on category management and has implemented a category line review process intended to reduce costs and streamline operational efficiencies in the supply chain. This includes a renewed focus on improved product assortment, supplier portfolio, and overall cost position. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides for additional disclosures and added transparency for entities which receive government assistance. This includes disclosure of the type of government assistance received, the entity’s method of accounting, and the impact on the entity’s financial statements. This guidance is for annual periods beginning after December 15, 2021. The guidance was adopted by the Company for fiscal year 2023 and will be applied prospectively. The Company anticipates disclosures within its Annual Report on Form 10-K for fiscal year 2023 related to the Employee Retention Credit (the “ERC”) provision provided under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, and invoicing occurs at approximately the same point in time. The Company recognizes revenue once the customer obtains control of the products. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $7,842 and $7,198 as of March 4, 2023 and September 3, 2022, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $29,815 and $25,274 as of March 4, 2023 and September 3, 2022, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $2,087 and $2,210 as of March 4, 2023 and September 3, 2022, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of March 4, 2023 and September 3, 2022.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Disaggregation of Revenue
The Company operates in one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations (“MRO”) products and services. The Company serves a large number of customers of various types and in diverse industries, which are subject to different economic and industry factors. The Company’s presentation of net sales by customer end-market, customer type and geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the way its business is managed.
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022 (1)	March 4, 2023	February 26, 2022 (1)
Manufacturing Heavy	49%	49%	49%	49%
Manufacturing Light	20%	21%	20%	21%
Public Sector	8%	7%	8%	7%
Retail/Wholesale	7%	8%	7%	8%
Commercial Services	4%	4%	4%	4%
Other (2)	12%	11%	12%	11%
Total	100%	100%	100%	100%

(1)Includes the effect of a prior year period reclassification of end-markets in fiscal year 2022.
(2)The Other category includes individual customer and small business net sales not assigned to a specific industry classification.

The Company groups customers into three categories by type of customer: national account, public sector and core and other. National account customers are Fortune 1000 companies, large privately held companies, and international companies primarily doing business in North America. Public sector customers are governments and their instrumentalities such as federal agencies, state governments, and public sector healthcare providers. Federal government customers include the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States General Services Administration, the United States Department of Defense, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. The Company has individual state and local contracts and has also been awarded partnerships with several state co-operatives. Core and other customers are those customers that are not national account customers or public sector customers.

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
National Account Customers	38%	37%	38%	37%
Public Sector Customers	8%	7%	8%	7%
Core and Other Customers	54%	56%	54%	56%
Total	100%	100%	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas were as follows for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
United States	95%	95%	95%	94%
Mexico	2%	2%	2%	3%
Canada	1%	1%	2%	1%
North America	98%	98%	99%	98%
Other foreign countries	2%	2%	1%	2%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Numerator:
Net income attributable to MSC Industrial as reported	$79,140	$69,931	$160,454	$135,998
Denominator:
Weighted-average shares outstanding for basic net income per share	55,880	55,799	55,885	55,664
Effect of dilutive securities	121	172	189	281
Weighted-average shares outstanding for diluted net income per share	56,001	55,971	56,074	55,945
Net income per share:
Basic	$1.42	$1.25	$2.87	$2.44
Diluted	$1.41	$1.25	$2.86	$2.43

Potentially dilutive securities	215	364	225	379
Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense, net

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
included in Operating expenses for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Stock options	$—	$217	$101	$805
Restricted stock units	3,957	3,306	7,668	8,009
Performance share units	945	889	2,040	1,197
Associate Stock Purchase Plan	77	88	160	178
Total	4,979	4,500	9,969	10,189
Deferred income tax benefit	(1,259)	(1,139)	(2,492)	(2,476)
Stock-based compensation expense, net	$3,720	$3,361	$7,477	$7,713
Stock Options
The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the Company’s stock option activity for the twenty-six-week period ended March 4, 2023 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2022	614	$78.96
Granted	—	—
Exercised	(171)	74.57
Canceled/Forfeited/Expired	(25)	80.40
Outstanding on March 4, 2023	418	$80.67	2.0	$2,201
Exercisable on March 4, 2023	418	$80.67	2.0	$2,201
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the twenty-six-week periods ended March 4, 2023 and February 26, 2022 was $1,563 and $3,351, respectively. The unrecognized stock‑based compensation cost related to stock option expense was fully amortized at March 4, 2023.
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
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the MSC Industrial Direct Co., Inc. 2023 Omnibus

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the twenty-six-week period ended March 4, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at September 3, 2022	88	$80.04
Granted	51	82.16
PSU adjustment (1)	4	76.32
Vested	(26)	76.32
Canceled/Forfeited	(1)	83.75
Non-vested PSUs at March 4, 2023 (2)	116	$81.84

(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 116% of its target based on fiscal year 2020 through fiscal year 2022 financial results.
(2)Excludes approximately 10 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs at March 4, 2023 was $6,702 and is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the twenty-six-week period ended March 4, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at September 3, 2022	448	$79.71
Granted	215	82.23
Vested	(162)	79.34
Canceled/Forfeited	(8)	81.18
Non-vested RSUs at March 4, 2023 (1)	493	$80.90
(1)Excludes approximately 42 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation cost related to the RSUs at March 4, 2023 was $33,190 and is expected to be recognized over a weighted-average period of 2.9 years.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of March 4, 2023 and February 26, 2022.
During the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at March 4, 2023 and September 3, 2022 consisted of the following:

	March 4, 2023	September 3, 2022
Accounts receivable	$435,315	$708,379
Less: allowance for credit losses	22,628	20,771
Accounts receivable, net	$412,687	$687,608

On December 19, 2022, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent (the “Agent”). The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type. Additionally, the Receivables Subsidiary also entered into a Receivables Sale Agreement, dated as of December 19, 2022, by and between the Receivables Subsidiary, as buyer and Sid Tool Co., Inc., a wholly owned subsidiary of the Company, as originator.
Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to $300,000. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
as “capital” for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a “capital coverage amount”, equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser’s share of capital accrues yield at one-month Term SOFR (as defined in the RPA) plus a margin.

The parties intend that the conveyance of receivables to the Agent, for the ratable benefit of the Purchasers, will constitute a purchase and sale of receivables and not a pledge for security. The Receivables Subsidiary has guaranteed to each Purchaser and the Agent the prompt payment of sold receivables, and, to secure the prompt payment and performance of such guaranteed obligations, the Receivables Subsidiary has granted a security interest to the Agent, for the benefit of the Purchasers, in all assets of the Receivables Subsidiary. The assets of the Receivables Subsidiary are not available to pay the Company’s creditors or any affiliate thereof. In the capacity as master servicer under the RPA, the Company is responsible for administering and collecting receivables and has made customary representations, warranties, covenants and indemnities.

The proceeds of the RPA are classified as operating activities in the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended March 4, 2023 and were used to pay down balances on the Amended Revolving Credit Facility (as defined below). Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

As of March 4, 2023, the amount sold to the Purchasers was $300,000 which was derecognized from the Condensed Consolidated Balance Sheet as of that date. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $327,114 as of March 4, 2023.
Total receivables sold under the RPA were $543,124 as of March 4, 2023. Total cash collections under the RPA were $243,121 as of March 4, 2023. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
The receivables sold incur fees due to the Purchasers and $3,323 of such fees were recorded within Other (expense) income, net in the Condensed Consolidated Statements of Income for the thirteen weeks ended March 4, 2023. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 8, “Debt” for more information about these financial covenants.
Note 7. Business Combinations
In January 2023, the Company acquired certain assets and assumed certain liabilities of Buckeye Industrial Supply Co. (“Buckeye”), an Ohio-based metalworking distributor, and Tru-Edge Grinding, Inc. (“Tru-Edge”), an Ohio-based custom tool manufacturer, for aggregate consideration of $22,740, which includes cash paid of $20,500, the fair value of contingent consideration to be paid out of $2,294, and a post-closing working capital adjustment in the amount of $54 received from the sellers that is subject to finalization. Total cash consideration funded by the Company came from available cash resources. The fair value of the contingent consideration to be paid out represents the present value of the $3,500 contingent consideration as of the acquisition date based on a probability-weighted fair value measurement.

Buckeye primarily serves the metalworking needs of large manufacturers. MSC Industrial plans to build on Buckeye’s technical, high-touch relationships and value-added services by offering customers access to its extensive product portfolio to support customers’ full metalworking and MRO needs. Tru-Edge brings new capabilities to MSC Industrial, including the design and manufacture of parts from scratch with a strong focus in the automotive and medical markets. The Company expects to drive revenue growth in its existing Midwest manufacturing customer base by leveraging the services provided by Tru-Edge. The Company believes the technical expertise and value-added services provided by Tru-Edge will support its effort to drive cost savings for its customers.

This acquisition was accounted for as a single business acquisition pursuant to ASC Topic 805, “Business Combinations” (“ASC Topic 805”). As required by ASC Topic 805, the Company allocated the consideration to assets and

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
liabilities based on their estimated fair value at the acquisition date. The Company’s purchase accounting as of March 4, 2023 is preliminary primarily due to the pending final valuation and an expected working capital adjustment to the purchase price.

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Inventories	$1,019
Accounts receivable	2,745
Prepaid expenses and other current assets	27
Identifiable intangibles	10,600
Goodwill	8,177
Property, plant and equipment	1,291
Total assets acquired	$23,859
Accounts payable	1,090
Accrued liabilities	29
Total liabilities assumed	$1,119
Total purchase price consideration	$22,740

Acquired identifiable intangible assets with a fair value of $10,600 consisted of customer relationships of $9,500 with a useful life of 10 years and trade names of $1,100 with useful lives of five years and 20 years for Buckeye and Tru-Edge, respectively. The goodwill amount of $8,177 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit from adding a highly complementary provider of metalworking tools and supplies, as well as the design and manufacturing of parts. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.

The amount of combined revenue and income before provision for income taxes from Buckeye and Tru-Edge included in the Company’s unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended March 4, 2023 was $4,540 and $201, respectively. In addition, for the thirteen- and twenty-six-week periods ended March 4, 2023, the Company incurred non-recurring transaction and integration costs relating to the acquisition totaling $244 and $341, respectively, which are included in Operating expenses in the Company’s unaudited Condensed Consolidated Statements of Income.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 8. Debt
Debt at March 4, 2023 and September 3, 2022 consisted of the following:

	March 4, 2023		September 3, 2022
Amended Revolving Credit Facility	$50,000		$245,000
Uncommitted Credit Facilities	200,000		200,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023(1)	—		50,000
2.40% Series 2019A Notes, due March 5, 2024(1)	50,000		50,000
Financing arrangements	531		88
Obligations under finance leases	640		1,180
Less: unamortized debt issuance costs	(1,222)		(1,426)
Total debt, including obligations under finance leases	$549,699		$794,592
Less: current portion	(275,758)	(2)	(325,680)	(3)
Total long-term debt, including obligations under finance leases	$273,941		$468,912
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $200,000 from the Uncommitted Credit Facilities (as defined below), $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $531 from financing arrangements, $605 from obligations under finance leases and net of unamortized debt issuance costs of $378 expected to be amortized in the next 12 months.
(3)Consists of $200,000 from the Uncommitted Credit Facilities, $50,000 from the 3.04% Senior Notes, due January 12, 2023, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $88 from financing arrangements, $996 from obligations under finance leases and net of unamortized debt issuance costs of $404 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 at both March 4, 2023 and September 3, 2022.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Uncommitted Credit Facilities
During fiscal year 2023, the Company extended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $203,000 in aggregate maximum uncommitted availability, under which $200,000 was outstanding at both March 4, 2023 and September 3, 2022, and is included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
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
During the twenty-six-week period ended March 4, 2023, the Company borrowed an aggregate $208,000 and repaid an aggregate $403,000 under the Credit Facilities. As of March 4, 2023 and September 3, 2022, the weighted-average interest rates on borrowings under the Credit Facilities were 5.39% and 3.42%, respectively.
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
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “Met-Life Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the Met-Life Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. As of March 4, 2023, $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, was outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.
In January 2023 the Company paid $50,000 to satisfy its obligation on the 3.04% Senior Notes, due January 12, 2023 associated with the Prudential Note Purchase Agreement.
Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain (i) a maximum consolidated leverage ratio of

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00) and (ii) a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. As of March 4, 2023, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Note 9. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
On June 29, 2021, the Board of Directors of the Company (the “Board”) terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of March 4, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,369 shares. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.
During the thirteen- and twenty-six-week periods ended March 4, 2023, the Company repurchased 152 shares and 385 shares, respectively, of Class A Common Stock for $12,468 and $31,007, respectively. From these totals, 150 shares and 331 shares, respectively, were immediately retired and 2 shares and 54 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 4, 2023. During the thirteen- and twenty-six-week periods ended February 26, 2022, the Company repurchased 4 shares and 57 shares, respectively, of Class A Common Stock for $254 and $4,813, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended February 26, 2022.
The Company reissued 17 shares and 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 4, 2023, respectively, and reissued 16 shares and 30 shares of treasury stock during the thirteen- and twenty-six-week periods ended February 26, 2022, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $1.58 per share totaling $88,313 for the twenty-six weeks ended March 4, 2023. For the twenty-six weeks ended February 26, 2022, the Company paid aggregate regular cash dividends of $1.50 per share totaling $83,586.
On March 22, 2023, the Board declared a regular cash dividend of $0.79 per share, payable on April 25, 2023, to shareholders of record at the close of business on April 11, 2023. The dividend is expected to result in aggregate payments of $44,170, based on the number of shares outstanding at March 15, 2023.
Reclassification Proposal
On January 31, 2023, the Board received a proposal (the “Proposal”) from the Company’s controlling shareholders, the Jacobson/Gershwind family, to exchange each of their shares of Class B Common Stock for 1.35 shares of Class A Common Stock, reclassify the Class B Common Stock and the Class A Common Stock into a single class of common stock and eliminate the current dual-class share structure. The Board has formed a Special Committee composed entirely of independent directors to evaluate the Proposal, which will be advised by independent financial and legal advisors. Under the terms of the Proposal, any definitive agreement would first require approval by the Special Committee

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
and the Board, as well as the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock. At present there is no guarantee that a definitive agreement between the Company and the Jacobson/Gershwind family will be reached or what the terms of any such definitive agreement would be. In addition, even if an agreement is approved by the Special Committee and the Board, a transaction still may not be completed if such transaction is not approved by the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock. If an agreement is reached, and ultimately approved by the Special Committee and the Board, as well as the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock, it could have a material effect on our business, financial condition and results of operation as well as the governance of the Company.
Note 10. Restructuring and Other Costs
Optimization of Company Operations and Profitability Improvement
During fiscal years 2022 and 2023, the Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of associates to execute its long-term vision. As such, the Company extended voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. In addition, the Company engaged consultants to assist in reviewing the optimization of the Company’s operations and improving profitability with executing on its Company-wide initiative, referred to as Mission Critical, through fiscal year 2023.
The following table summarizes restructuring and other costs for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022	March 4, 2023	February 26, 2022
Consulting-related costs	$1,540	$2,520	$3,115	$2,520
Associate severance and separation costs	243	517	762	4,032
Equity award acceleration costs associated with severance	—	—	—	1,729
Other exit-related costs	—	97	—	136
Total restructuring and other costs	$1,783	$3,134	$3,877	$8,417
Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 4, 2023. The following table summarizes activity related to liabilities associated with restructuring and other costs for the twenty-six-week period ended March 4, 2023:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at September 3, 2022	$840	$1,874	$2,714
Additions	3,115	762	3,877
Payments and other adjustments	(2,195)	(2,043)	(4,238)
Balance at March 4, 2023	$1,760	$593	$2,353
Note 11. Product Warranties
The Company generally offers a maximum one year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with the original equipment manufacturers, which

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and twenty-six-week periods ended March 4, 2023 and February 26, 2022 was immaterial.
Note 12. Income Taxes
During the twenty-six-week period ended March 4, 2023, there were no material changes in unrecognized tax benefits.
The U.S. government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including the ERC, which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of qualified wages paid to qualified employees between March 13, 2020 and December 31, 2020 and 70% of qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. During the thirteen-week period ended March 4, 2023, the Company received $6,096 related to ERC claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Management determined the probability threshold has not been met for $5,127 of the funds received, and, as such, were recorded in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 4, 2023.
The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and the remaining half was remitted in December 2022.
The Company’s effective tax rate was 25.0% for the twenty-six-week period ended March 4, 2023, as compared to 24.3% for the twenty-six-week period ended February 26, 2022. The increase in the effective tax rate was primarily due to an increase in unfavorable permanent tax items as well as a lower tax benefit from stock-based compensation.
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
Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.3 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 11 regional inventory centers, 39 warehouses, and four manufacturing locations, including two locations acquired in the acquisition of Buckeye Industrial Supply Co. (“Buckeye”) and Tru-Edge Grinding, Inc. (“Tru-Edge”). We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our field sales and service associate headcount was 2,574 at March 4, 2023, compared to 2,448 at February 26, 2022.
Highlights
Highlights during the twenty-six weeks ended March 4, 2023 include the following:
•We generated $416.4 million of cash from operations, compared to $57.4 million for the same period in the prior fiscal year, primarily from the $300.0 million Receivables Purchase Agreement (the “RPA”).
•We had net payments of $245.0 million on our credit facilities, private placement debt and shelf facility agreements compared to net borrowings of $49.5 million for the same period in the prior fiscal year.
•We entered into the RPA with an initial aggregate amount of $300.0 million. Proceeds from the RPA were primarily utilized to pay down existing debt on our credit facilities.
•We paid out an aggregate $88.3 million in regular cash dividends, compared to an aggregate $83.6 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased and immediately retired $31.0 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), compared to $4.8 million for the same period in the prior fiscal year.
•In January 2023, we acquired Buckeye and Tru-Edge for aggregate consideration of $22.7 million, which includes cash paid of $20.5 million, the fair value of contingent consideration to be paid out of $2.3 million and a post-closing working capital adjustment in the amount of $0.1 million received from the sellers that is subject to finalization.
•We incurred $3.9 million in restructuring and other costs, compared to $8.4 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs associated with the optimization of the Company’s operations and associate severance and separation costs. Restructuring and other costs for the same period in the prior fiscal year also include equity award acceleration costs associated with severance and other exit-related costs.

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

As a result of recent high inflation and elevated freight, labor and fuel costs, as well as periodic supply chain disruptions, the Company has implemented price realization strategies in response to increased costs the Company faces and has invested in improved warehouse automation to mitigate the effects of labor inflation. The Company has also placed a larger emphasis on category management and has implemented a category line review process intended to reduce costs and streamline operational efficiencies in the supply chain. This includes a renewed focus on improved product assortment, supplier portfolio, and overall cost position. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.
Reclassification Proposal
On January 31, 2023, the Board of Directors of the Company (the “Board”) received a proposal (the “Proposal”) from the Company’s controlling shareholders, the Jacobson/Gershwind family, to exchange each of their shares of Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”) for 1.35 shares of Class A Common Stock, reclassify the Class B Common Stock and the Class A Common Stock into a single class of common stock and eliminate the current dual-class share structure. The Board has formed a Special Committee composed entirely of independent directors to evaluate the Proposal, which will be advised by independent financial and legal advisors. Under the terms of the Proposal, any definitive agreement would first require approval by the Special Committee and the Board, as well as the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock. At present there is no guarantee that a definitive agreement between the Company and the Jacobson/Gershwind family will be reached or what the terms of any such definitive agreement would be. In addition, even if an agreement is approved by the Special Committee and the Board, a transaction still may not be completed if such transaction is not approved by the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock. If an agreement is reached, and ultimately approved by the Special Committee and the Board, as well as the holders of a majority of the shares of Class A Common Stock that do not also hold shares of Class B Common Stock, it could have a material effect on our business, financial condition and results of operation as well as the governance of the Company.
Our Strategy

Our primary objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We have experienced success to date as measured by the growth rates of our high-touch programs, such as Vending and In-Plant programs, and the rate of new customer implementations. Our strategy is to complete the transition from being a spot-buy supplier to a mission-critical partner to our customers. We will selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.

Business Environment
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) index. Approximately 69% of our revenues came from sales in the manufacturing sector during the thirteen- and twenty-six-week periods ended March 4, 2023. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP index. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP index over the three months ended February 2023 and the average for the three- and 12-month periods ended February 2023 were as follows:

Period	IP Index
December	102.4
January	102.6
February	102.6

Fiscal Year 2023 Q2 Average	102.6
12-Month Average	103.8
The average IP index for the three months ended March 4, 2023 of 102.6 declined from the adjusted average from the prior quarter of 104.3, driven by economic uncertainty arising from higher interest rates and continued elevated levels of inflation. Recently, the United States economy has experienced supply chain disruptions and significant levels of inflation, which have included higher prices for labor, freight, fuel and the products that the Company sells. The Company has implemented price realization strategies in response to increased costs the Company faces. As we see the IP index continue to moderate, we will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations. See “Impact of Economic Trends” above.

Thirteen-Week Period Ended March 4, 2023 Compared to the Thirteen-Week Period Ended February 26, 2022
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 4, 2023		February 26, 2022		Change

	$	%	$	%	$	%
Net sales	$961,632	100.0%	$862,522	100.0%	$99,110	11.5%
Cost of goods sold	564,937	58.7%	496,247	57.5%	68,690	13.8%
Gross profit	396,695	41.3%	366,275	42.5%	30,420	8.3%
Operating expenses	280,630	29.2%	265,973	30.8%	14,657	5.5%
Restructuring and other costs	1,783	0.2%	3,134	0.4%	(1,351)	(43.1)%
Income from operations	114,282	11.9%	97,168	11.3%	17,114	17.6%
Total other expense	(8,104)	(0.8)%	(3,505)	(0.4)%	(4,599)	131.2%
Income before provision for income taxes	106,178	11.0%	93,663	10.9%	12,515	13.4%
Provision for income taxes	26,863	2.8%	23,509	2.7%	3,354	14.3%
Net income	79,315	8.2%	70,154	8.1%	9,161	13.1%
Less: Net income attributable to noncontrolling interest	175	0.0%	223	—%	(48)	(21.5)%
Net income attributable to MSC Industrial	$79,140	8.2%	$69,931	8.1%	$9,209	13.2%
Net Sales
Net sales increased 11.5%, or $99.1 million, to $961.6 million for the thirteen-week period ended March 4, 2023, as compared to $862.5 million for the same period in the prior fiscal year. The $99.1 million increase in net sales was comprised of $41.9 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $32.8 million of net sales from fiscal year 2022 and 2023 acquisitions and $25.2 million of higher sales volume, partially offset by $0.8 million of unfavorable foreign exchange impact. Of the $99.1 million increase in net sales during the thirteen-week period ended March 4, 2023, national account customer sales increased by $49.4 million, sales to our core and other customers increased by $37.9 million and sales to our public sector customers increased by $11.8 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week period ended March 4, 2023, as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	March 4, 2023	February 26, 2022
Net Sales (in thousands)	$961,632	$862,522
Sales Days	63	63
ADS (1) (in millions)	$15.3	$13.7
Total Company ADS Percent Change	11.5%	7.9%

Manufacturing Customers ADS Percent Change (2)	10.0%	8.7%
Manufacturing Customers Percent of Total Net Sales (2)	69%	70%

Non-Manufacturing Customers ADS Percent Change (2)	15.1%	6.0%
Non-Manufacturing Customers Percent of Total Net Sales (2)	31%	30%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company's selling performance on a consistent basis between periods.
(2)Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 62.0% of consolidated net sales for the thirteen-week period ended March 4, 2023, as compared to 60.7% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $396.7 million for the thirteen-week period ended March 4, 2023 increased $30.4 million, or 8.3%, compared to the same period in the prior fiscal year. Gross profit margin was 41.3% for the thirteen-week period ended March 4, 2023, as compared to 42.5% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of a higher sales level as described above. The decline in gross profit margin was primarily attributable to the lower gross margins from our recent acquisitions, as well as unfavorable customer mix as our national account and public sector customers are growing at higher rates and are typically at lower gross margins than the business as a whole. In addition, we are continuing to experience higher product and freight costs, adversely impacting our gross profit margins.
Operating Expenses
Operating expenses increased 5.5%, or $14.7 million, to $280.6 million for the thirteen-week period ended March 4, 2023, as compared to $266.0 million for the same period in the prior fiscal year. Operating expenses were 29.2% of net sales for the thirteen-week period ended March 4, 2023, as compared to 30.8% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs, as well as higher freight expense. The decline in operating expenses as a percentage of net sales was related to our cost savings programs and productivity improvements resulting from our Mission Critical initiatives.
Payroll and payroll-related costs for the thirteen-week period ended March 4, 2023 were 56.8% of total operating expenses, as compared to 57.8% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $5.8 million for the thirteen-week period ended March 4, 2023. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expenses.

Freight expense was $39.5 million for the thirteen-week period ended March 4, 2023, as compared to $36.6 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges.
Restructuring and Other Costs

We incurred $1.8 million in restructuring and other costs for the thirteen-week period ended March 4, 2023, as compared to $3.1 million for the same period in the prior fiscal year. These charges primarily include consulting-related costs associated with the optimization of the Company’s operations and associate severance and separation costs. Restructuring and other costs for the same period in the prior fiscal year also include other exit-related costs. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations increased 17.6%, or $17.1 million, to $114.3 million for the thirteen-week period ended March 4, 2023, as compared to $97.2 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 11.9% for the thirteen-week period ended March 4, 2023, as compared to 11.3% for the same period in the prior fiscal year. The increase was primarily attributable to an overall increase in net sales, a reduction in restructuring and other costs and an improvement in operating expenses as a percentage of net sales during the thirteen-week period ended March 4, 2023.
Total Other Expense
Total other expense increased 131.2%, or $4.6 million, to $8.1 million for the thirteen-week period ended March 4, 2023, as compared to $3.5 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended March 4, 2023 was 25.3%, as compared to 25.1% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to a lower tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the thirteen-week period ended March 4, 2023, as compared to the same period in the prior fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 4, 2023 Compared to the Twenty-Six-Week Period Ended February 26, 2022
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 4, 2023		February 26, 2022		Change

	$	%	$	%	$	%
Net sales	$1,919,377	100.0%	$1,711,069	100.0%	$208,308	12.2%
Cost of goods sold	1,124,883	58.6%	992,198	58.0%	132,685	13.4%
Gross profit	794,494	41.4%	718,871	42.0%	75,623	10.5%
Operating expenses	560,325	29.2%	522,554	30.5%	37,771	7.2%
Restructuring and other costs	3,877	0.2%	8,417	0.5%	(4,540)	(53.9)%
Income from operations	230,292	12.0%	187,900	11.0%	42,392	22.6%
Total other expense	(16,263)	(0.8)%	(7,627)	(0.4)%	(8,636)	113.2%
Income before provision for income taxes	214,029	11.2%	180,273	10.5%	33,756	18.7%
Provision for income taxes	53,502	2.8%	43,862	2.6%	9,640	22.0%
Net income	160,527	8.4%	136,411	8.0%	24,116	17.7%
Less: Net income attributable to noncontrolling interest	73	0.0%	413	0.0%	(340)	(82.3)%
Net income attributable to MSC Industrial	$160,454	8.4%	$135,998	7.9%	$24,456	18.0%
Net Sales
Net sales increased 12.2%, or $208.3 million, to $1,919.4 million for the twenty-six-week period ended March 4, 2023, as compared to $1,711.1 million for the same period in the prior fiscal year. The $208.3 million increase in net sales was comprised of $98.0 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $61.9 million of net sales from fiscal year 2022 and 2023 acquisitions and $52.0 million of higher sales volume, partially offset by $3.6 million of unfavorable foreign exchange impact. Of the $208.3 million increase in net sales during the twenty-six-week period ended March 4, 2023, national account customer sales increased by $102.2 million, sales to our core and other customers increased by $80.9 million and sales to our public sector customers increased by $25.2 million.

The table below shows, among other things, the change in our ADS by total Company and by customer type for the twenty-six-week period ended March 4, 2023, as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022
Net Sales (in thousands)	$1,919,377	$1,711,069
Sales Days	125	125
ADS (1) (in millions)	$15.4	$13.7
Total Company ADS Percent Change	12.2%	8.9%

Manufacturing Customers ADS Percent Change (2)	10.5%	11.5%
Manufacturing Customers Percent of Total Net Sales (2)	69%	70%

Non-Manufacturing Customers ADS Percent Change (2)	16.1%	3.2%
Non-Manufacturing Customers Percent of Total Net Sales (2)	31%	30%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 61.9% of consolidated net sales for the twenty-six-week period ended March 4, 2023, as compared to 60.6% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $794.5 million for the twenty-six-week period ended March 4, 2023 increased $75.6 million, or 10.5%, compared to the same period in the prior fiscal year. Gross profit margin was 41.4% for the twenty-six-week period ended March 4, 2023, as compared to 42.0% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of a higher sales level as described above. The decline in gross profit margin was primarily attributable to the lower gross margins from our recent acquisitions, as well as unfavorable customer mix as our national account and public sector customers are growing at higher rates and are typically at lower gross margins than the business as a whole. In addition, we are continuing to experience higher product and freight costs, adversely impacting our gross profit margins.
Operating Expenses
Operating expenses increased 7.2%, or $37.8 million, to $560.3 million for the twenty-six-week period ended March 4, 2023, as compared to $522.6 million for the same period in the prior fiscal year. Operating expenses were 29.2% of net sales for the twenty-six-week period ended March 4, 2023, as compared to 30.5% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs, as well as higher freight expense. The decline in operating expenses as a percentage of net sales was related to our cost savings programs and productivity improvements resulting from our Mission Critical initiatives.
Payroll and payroll-related costs for the twenty-six-week period ended March 4, 2023 were 56.5% of total operating expenses, as compared to 57.4% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $16.8 million for the twenty-six-week period ended March 4, 2023. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expenses.

Freight expense was $80.0 million for the twenty-six-week period ended March 4, 2023, as compared to $72.8 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges.
Restructuring and Other Costs
We incurred $3.9 million in restructuring and other costs for the twenty-six-week period ended March 4, 2023, as compared to $8.4 million for the same period in the prior fiscal year. These charges primarily include consulting-related costs associated with the optimization of the Company’s operations and associate severance and separation costs. Restructuring and other costs for the same period in the prior fiscal year also include equity award acceleration costs associated with severance and other exit-related costs. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations increased 22.6%, or $42.4 million, to $230.3 million for the twenty-six-week period ended March 4, 2023, as compared to $187.9 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 12.0% for the twenty-six-week period ended March 4, 2023, as compared to 11.0% for the same period in the prior fiscal year. The increase was primarily attributable to an overall increases in net sales, a reduction in restructuring costs and an improvement in operating expenses as a percentage of net sales during the twenty-six-week period ended March 4, 2023.
Total Other Expense

Total other expense increased 113.2%, or $8.6 million, to $16.3 million for the twenty-six-week period ended March 4, 2023, as compared to $7.6 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities.
Provision for Income Taxes
The Company’s effective tax rate for the twenty-six-week period ended March 4, 2023 was 25.0% , as compared to 24.3% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to an increase in unfavorable permanent tax items as well as a lower tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the twenty-six-week period ended March 4, 2023, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	March 4, 2023	September 3, 2022	$ Change
	(In thousands)
Total debt	$549,699	$794,592	$(244,893)
Less: Cash and cash equivalents	49,615	43,537	6,078
Net debt	$500,084	$751,055	$(250,971)
Total shareholders’ equity	$1,433,991	$1,362,283	$71,708
As of March 4, 2023, we had $49.6 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of March 4, 2023, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $549.7 million, net of unamortized debt issuance costs of $1.2 million, as compared to total borrowings of $794.6 million, net of unamortized debt issuance costs of $1.4 million, as of the end of fiscal year 2022. The decrease in total borrowings outstanding was driven by higher net payments under our committed credit facility, private placement debt and shelf facility agreements. Debt payments were primarily funded through the Receivables Purchase Agreement entered into during the second quarter of fiscal year 2023. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We recently conducted a comprehensive review of our six primary banks, including those participating in the Amended Revolving Credit Facility and in our recent acquisitions. Three banks are designated as systemically important financial institutions, which are subject to heavier regulatory scrutiny and standards than regional banks. All six banks have strong common equity and liquidity ratios. We will continue to monitor our banks closely.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	March 4, 2023	February 26, 2022
	(In thousands)
Net cash provided by operating activities	$416,440	$57,421
Net cash used in investing activities	(61,104)	(31,179)
Net cash used in financing activities	(349,323)	(24,916)
Effect of foreign exchange rate changes on cash and cash equivalents	65	(108)
Net increase in cash and cash equivalents	$6,078	$1,218
Cash Flows from Operating Activities
Net cash provided by operating activities was $416.4 million for the twenty-six weeks ended March 4, 2023 compared to $57.4 million for the twenty-six weeks ended February 26, 2022. The increase was primarily due to the following:
•an increase in the change in accounts receivable primarily attributable to the RPA entered into during the second quarter of fiscal year 2023, which resulted in a decline in accounts receivable of $300.0 million; and
•an increase in net income as described above.
The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	March 4, 2023	September 3, 2022	February 26, 2022
	(Dollars in thousands)
Working Capital (1)	$669,487	$817,679	$819,641
Current Ratio (2)	2.0	2.1	2.4

Days’ Sales Outstanding (3)	35.8	65.3	60.9
Inventory Turnover (4)	3.1	3.2	3.2
(1)Working Capital is calculated as current assets less current liabilities.
(2)Current Ratio is calculated as total current assets divided by total current liabilities.
(3)Days’ Sales Outstanding is calculated as accounts receivable divided by net sales, using trailing two months sales data.
(4)Inventory Turnover is calculated as total cost of goods sold divided by inventory, using a 13-month trailing average inventory.

Working capital and the current ratio both decreased relative to both September 3, 2022 and February 26, 2022. The decreases from both periods were primarily due to a decrease in accounts receivable resulting from the RPA entered into during the second quarter of fiscal year 2023. The RPA reduced the accounts receivable balances by $300.0 million.
The decrease in days’ sales outstanding as of March 4, 2023 as compared to September 3, 2022 and February 26, 2022 was primarily due to the RPA entered into during the second quarter of fiscal year 2023.
Inventory turnover as of March 4, 2023 declined relative to both September 3, 2022 and February 26, 2022 due to increasing inventory levels as a result of ongoing challenges in the supply chain and to meet customer demand.
Cash Flows from Investing Activities
Net cash used in investing activities for the twenty-six weeks ended March 4, 2023 and February 26, 2022 was $61.1 million and $31.2 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and Mission Critical projects. The use of cash for the twenty-six weeks ended March 4, 2023 also included the acquisition of Buckeye and Tru-Edge. See Note 7, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements for more information about this acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $349.3 million for the twenty-six weeks ended March 4, 2023 compared to $24.9 million for the twenty-six weeks ended February 26, 2022, primarily due to the following:
•$88.3 million of regular cash dividends paid during the twenty-six weeks ended March 4, 2023, compared to $83.6 million of regular cash dividends paid during the twenty-six weeks ended February 26, 2022;
•net payments under our credit facilities, private placement debt and shelf facility agreements of $245.0 million during the twenty-six weeks ended March 4, 2023, compared to net borrowings of $49.5 million during the twenty-six weeks ended February 26, 2022; and
•$31.0 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 4, 2023, compared to $4.8 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended February 26, 2022.
Capital Expenditures
We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of March 4, 2023, the Company also had three uncommitted credit facilities, totaling $203.0 million of aggregate maximum uncommitted availability. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of March 4, 2023, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $574.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt and Shelf Facility Agreements
In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf agreements (together, the “Shelf Facility Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Leases and Financing Arrangements
As of March 4, 2023, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.
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
Recently Adopted Accounting Standards
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended March 4, 2023:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
12/4/22-1/3/23	152,124	$81.76	150,000	4,369,279
1/4/23-2/2/23	—	$—	—	4,369,279
2/3/23-3/4/23	320	$81.94	—	4,369,279
Total	152,444		150,000
(1)During the thirteen weeks ended March 4, 2023, 2,444 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis.
(3)On June 29, 2021, the Board terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of March 4, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,369,279 shares.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
10.1
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

10.2
Receivables Sale Agreement, dated as of December 19, 2022, by and between MSC A/R Holding Co., LLC, as SPE, and Sid Tool Co., Inc., as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022 (File No. 001-14130)).

10.3	MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2023 (File No. 001-14130)).†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: April 4, 2023	By:	/s/ ERIK GERSHWIND
Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)

Dated: April 4, 2023	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )