Form 10-Q
period 2023-06-03
MSC INDUSTRIAL DIRECT CO INC
filed 2023-06-29
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 15, 2023, 47,398,085 shares of Class A Common Stock and 8,654,010 shares of Class B Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward‑looking statements. In addition, statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward‑looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

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
•the significant control that our principal shareholders currently exercise over us, which may result in our taking actions or failing to take actions which our other shareholders do not prefer; and
•any delays with respect to, or the failure to complete, the Reclassification (as defined below), including the failure to receive the requisite shareholder approvals; the outcome of any legal proceedings that may be instituted against us or others relating to the Reclassification; our ability to realize the desired benefits from the Reclassification; and the effect of the announcement or the consummation of the Reclassification on the market price of our common stock.

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 3, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 3, 2023	September 3, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,428	$43,537
Accounts receivable, net of allowance for credit losses of $21,968 and $20,771, respectively	438,555	687,608
Inventories	726,863	715,625
Prepaid expenses and other current assets	92,371	96,853
Total current assets	1,316,217	1,543,623
Property, plant and equipment, net	307,123	286,666
Goodwill	718,304	710,130
Identifiable intangibles, net	114,262	114,328
Operating lease assets	60,091	64,780
Other assets	10,682	9,887
Total assets	$2,526,679	$2,729,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$290,281	$325,680
Current portion of operating lease liabilities	18,573	18,560
Accounts payable	209,859	217,378
Accrued expenses and other current liabilities	164,762	164,326
Total current liabilities	683,475	725,944
Long-term debt including obligations under finance leases	174,017	468,912
Noncurrent operating lease liabilities	42,898	47,616
Deferred income taxes and tax uncertainties	123,743	124,659
Total liabilities	1,024,133	1,367,131
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 48,636,890 and 48,447,384 shares issued, respectively	49	48
Class B Common Stock (10 votes per share); $0.001 par value; 50,000,000 shares authorized; 8,654,010 and 8,654,010 shares issued and outstanding, respectively	9	9
Additional paid-in capital	839,106	798,408
Retained earnings	776,365	681,292
Accumulated other comprehensive loss	(18,233)	(23,121)
Class A treasury stock, at cost, 1,238,805 and 1,228,472 shares, respectively	(108,036)	(106,202)
Total MSC Industrial shareholders’ equity	1,489,260	1,350,434
Noncontrolling interest	13,286	11,849
Total shareholders’ equity	1,502,546	1,362,283
Total liabilities and shareholders’ equity	$2,526,679	$2,729,414
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Net sales	$1,054,464	$958,579	$2,973,841	$2,669,648
Cost of goods sold	625,527	547,430	1,750,410	1,539,628
Gross profit	428,937	411,149	1,223,431	1,130,020
Operating expenses	291,706	271,046	852,031	793,600
Restructuring and other costs	1,845	3,267	5,722	11,684
Income from operations	135,386	136,836	365,678	324,736
Other income (expense):
Interest expense	(5,038)	(4,277)	(17,913)	(11,622)
Interest income	513	17	764	57
Other (expense) income, net	(4,456)	558	(8,095)	236
Total other expense	(8,981)	(3,702)	(25,244)	(11,329)
Income before provision for income taxes	126,405	133,134	340,434	313,407
Provision for income taxes	31,266	33,417	84,768	77,279
Net income	95,139	99,717	255,666	236,128
Less: Net (loss) income attributable to noncontrolling interest	(41)	60	32	473
Net income attributable to MSC Industrial	$95,180	$99,657	$255,634	$235,655
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.70	$1.78	$4.57	$4.23
Diluted	$1.69	$1.78	$4.56	$4.21
Weighted-average shares used in computing net income per common share:
Basic	55,963	55,914	55,911	55,748
Diluted	56,156	56,106	56,121	56,019
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Net income, as reported	$95,139	$99,717	$255,666	$236,128
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,474	542	6,293	(682)
Comprehensive income(1)	97,613	100,259	261,959	235,446
Comprehensive income attributable to noncontrolling interest:
Net loss (income)	41	(60)	(32)	(473)
Foreign currency translation adjustments	(270)	(453)	(1,405)	(366)
Comprehensive income attributable to MSC Industrial	$97,384	$99,746	$260,522	$234,607
(1)There were no material taxes associated with other comprehensive income during the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Class A Common Stock
Beginning Balance	$49	$48	$48	$48
Associate Incentive Plans	—	—	1	—
Ending Balance	49	48	49	48
Class B Common Stock
Beginning Balance	9	9	9	9
Ending Balance	9	9	9	9
Additional Paid-in Capital
Beginning Balance	824,268	766,156	798,408	740,867
Associate Incentive Plans	14,838	14,155	40,753	39,444
Repurchase and retirement of Class A Common Stock	—	—	(55)	—
Ending Balance	839,106	780,311	839,106	780,311
Retained Earnings
Beginning Balance	725,826	584,283	681,292	532,315
Net Income	95,180	99,657	255,634	235,655
Repurchase and retirement of Class A Common Stock	—	—	(26,522)	—
Regular cash dividends declared on Class A Common Stock	(37,334)	(35,455)	(111,973)	(106,060)
Regular cash dividends declared on Class B Common Stock	(6,837)	(6,491)	(20,511)	(19,472)
Dividend equivalents declared, net of cancellations	(470)	(550)	(1,555)	(994)
Ending Balance	776,365	641,444	776,365	641,444
Accumulated Other Comprehensive Loss
Beginning Balance	(20,437)	(19,121)	(23,121)	(17,984)
Foreign Currency Translation Adjustment	2,204	89	4,888	(1,048)
Ending Balance	(18,233)	(19,032)	(18,233)	(19,032)
Treasury Stock
Beginning Balance	(108,781)	(107,401)	(106,202)	(104,384)
Associate Incentive Plans	810	877	2,661	2,673
Repurchases of Class A Common Stock	(65)	(131)	(4,495)	(4,944)
Ending Balance	(108,036)	(106,655)	(108,036)	(106,655)
Total Shareholders’ Equity Attributable to MSC Industrial	1,489,260	1,296,125	1,489,260	1,296,125
Noncontrolling Interest
Beginning Balance	13,057	11,327	11,849	11,001
Foreign Currency Translation Adjustment	270	453	1,405	366
Net (Loss) Income	(41)	60	32	473
Ending Balance	13,286	11,840	13,286	11,840
Total Shareholders’ Equity	$1,502,546	$1,307,965	$1,502,546	$1,307,965
Dividends declared per Class A Common Share	$0.79	$0.75	$2.37	$2.25
Dividends declared per Class B Common Share	$0.79	$0.75	$2.37	$2.25
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022
Cash Flows from Operating Activities:
Net income	$255,666	$236,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,122	52,426
Non-cash operating lease cost	14,831	12,583
Stock-based compensation	14,624	14,559
Loss on disposal of property, plant and equipment	481	489
Provision for credit losses	6,826	6,255
Deferred income taxes	(915)	(341)
Changes in operating assets and liabilities:
Accounts receivable	247,557	(113,664)
Inventories	(6,255)	(55,866)
Prepaid expenses and other current assets	5,831	(2,859)
Operating lease liabilities	(14,845)	(12,674)
Other assets	(487)	(1,405)
Accounts payable and accrued liabilities	(12,359)	(329)
Total adjustments	311,411	(100,826)
Net cash provided by operating activities	567,077	135,302
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(64,113)	(44,943)
Cash used in business acquisitions, net of cash acquired	(20,182)	—
Net cash used in investing activities	(84,295)	(44,943)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(31,072)	(4,944)
Payments of regular cash dividends	(132,484)	(125,532)
Proceeds from sale of Class A Common Stock in connection with associate stock purchase plan	3,449	3,364
Proceeds from exercise of Class A Common Stock options	22,635	21,540
Borrowings under credit facilities	208,000	244,000
Payments under credit facilities	(488,000)	(239,500)
Borrowings under financing obligations	1,061	1,058
Payments under Shelf Facility Agreements and Private Placement Debt	(50,000)	—
Other, net	(1,676)	(1,984)
Net cash used in financing activities	(468,087)	(101,998)
Effect of foreign exchange rate changes on cash and cash equivalents	196	(50)
Net increase (decrease) in cash and cash equivalents	14,891	(11,689)
Cash and cash equivalents—beginning of period	43,537	40,536
Cash and cash equivalents—end of period	$58,428	$28,847

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$85,525	$90,696
Cash paid for interest	$16,970	$10,009
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 3, 2023 and September 3, 2022, results of operations for the thirteen and thirty-nine weeks ended June 3, 2023 and May 28, 2022, and cash flows for the thirty-nine weeks ended June 3, 2023 and May 28, 2022. The financial information as of September 3, 2022 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2022.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. References to “fiscal year 2022” refer to the period from August 29, 2021 to September 3, 2022, which was a 53-week fiscal year. The fiscal quarters ended June 3, 2023 and May 28, 2022 refer to the thirteen weeks ended as of those dates.
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

As a result of recent high inflation and periodic supply chain disruptions, the Company continues to implement price realization strategies in response to increased costs the Company faces and has invested in improved warehouse automation to mitigate the effects of labor inflation. The category line review process initiated in the second quarter of fiscal year 2023 continues to progress and shows early signs of improvements in supply chain efficiency, customer experience and supplier engagement. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.

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
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $8,336 and $7,198 as of June 3, 2023 and September 3, 2022, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $29,873 and $25,274 as of June 3, 2023 and September 3, 2022, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $1,753 and $2,210 as of June 3, 2023 and September 3, 2022, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of June 3, 2023 and September 3, 2022.

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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022 (1)	June 3, 2023	May 28, 2022 (1)
Manufacturing Heavy	46%	49%	48%	49%
Manufacturing Light	20%	21%	20%	21%
Public Sector	11%	7%	9%	7%
Retail/Wholesale	7%	7%	7%	8%
Commercial Services	4%	4%	4%	4%
Other (2)	12%	12%	12%	11%
Total	100%	100%	100%	100%

(1)Includes the effect of a prior year period reclassification of end-markets in fiscal year 2022.
(2)The Other category includes individual customer and small business net sales not assigned to a specific industry classification.

The Company groups customers into three categories by type of customer: national account, public sector and core and other. National account customers are Fortune 1000 companies, large privately held companies, and international companies primarily doing business in North America. Public sector customers are governments and their instrumentalities such as federal agencies, state governments, and public sector healthcare providers. Federal government customers include the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States General Services Administration, the United States Department of Defense, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. The Company has individual state and local contracts, as well as contracts through partnerships with several state co-operatives. Core and other customers are those customers that are not national account customers or public sector customers.

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
National Account Customers	37%	38%	38%	38%
Public Sector Customers	11%	7%	9%	7%
Core and Other Customers	52%	55%	53%	55%
Total	100%	100%	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas were as follows for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	1%	2%	1%
North America	99%	98%	99%	98%
Other foreign countries	1%	2%	1%	2%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Numerator:
Net income attributable to MSC Industrial as reported	$95,180	$99,657	$255,634	$235,655
Denominator:
Weighted-average shares outstanding for basic net income per share	55,963	55,914	55,911	55,748
Effect of dilutive securities	193	192	210	271
Weighted-average shares outstanding for diluted net income per share	56,156	56,106	56,121	56,019
Net income per share:
Basic	$1.70	$1.78	$4.57	$4.23
Diluted	$1.69	$1.78	$4.56	$4.21

Potentially dilutive securities	—	330	204	363
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

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense, net included in Operating expenses for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Stock options	$—	$214	$101	$1,019
Restricted stock units (1)	3,827	3,212	11,495	11,221
Performance share units (1)	760	873	2,800	2,070
Associate Stock Purchase Plan	68	71	228	249
Total	4,655	4,370	14,624	14,559
Deferred income tax benefit	(1,150)	(1,120)	(3,641)	(3,596)
Stock-based compensation expense, net	$3,505	$3,250	$10,983	$10,963
(1)Includes equity award acceleration costs associated with associate severance and separation.
Stock Options
The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the Company’s stock option activity for the thirty-nine-week period ended June 3, 2023 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 3, 2022	614	$78.96
Granted	—	—
Exercised	(296)	76.37
Canceled/Forfeited/Expired	(25)	80.40
Outstanding on June 3, 2023	293	$81.46	1.8	$3,535
Exercisable on June 3, 2023	293	$81.46	1.8	$3,535
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirty-nine-week periods ended June 3, 2023 and May 28, 2022 was $3,044 and $4,771, respectively. There were no unrecognized stock‑based compensation costs related to stock options at June 3, 2023.
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

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the thirty-nine-week period ended June 3, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at September 3, 2022	88	$80.04
Granted	51	82.16
PSU adjustment (1)	4	76.32
Vested	(26)	76.32
Canceled/Forfeited	(3)	82.95
Non-vested PSUs at June 3, 2023 (2)	114	$81.83

(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 116% of its target based on fiscal year 2020 through fiscal year 2022 financial results.
(2)Excludes approximately 11 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the PSUs at June 3, 2023 were $5,314, which are expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the thirty-nine-week period ended June 3, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at September 3, 2022	448	$79.71
Granted	215	82.23
Vested	(164)	79.38
Canceled/Forfeited	(16)	81.09
Non-vested RSUs at June 3, 2023 (1)	483	$80.89
(1)Excludes approximately 46 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation costs related to the RSUs at June 3, 2023 were $28,687, which are expected to be recognized over a weighted-average period of 2.6 years.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of June 3, 2023 and May 28, 2022.
During the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at June 3, 2023 and September 3, 2022 consisted of the following:

	June 3, 2023	September 3, 2022
Accounts receivable	$460,523	$708,379
Less: allowance for credit losses	21,968	20,771
Accounts receivable, net	$438,555	$687,608

On December 19, 2022, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent (the “Agent”). The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type. Additionally, the Receivables Subsidiary also entered into a Receivables Sale Agreement, dated as of December 19, 2022, by and between the Receivables Subsidiary, as buyer, and Sid Tool Co., Inc., a wholly owned subsidiary of the Company, as originator.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to $300,000. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to as “capital” for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a “capital coverage amount,” equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser’s share of capital accrues yield at one-month Term SOFR (as defined in the RPA) plus a margin.

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

The proceeds of the RPA are classified as operating activities in the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended June 3, 2023 and were used to pay down balances on the Amended Revolving Credit Facility (as defined below). Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

As of June 3, 2023, the amount sold to the Purchasers was $300,000 which was derecognized from the Condensed Consolidated Balance Sheet as of that date. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $350,562 as of June 3, 2023.
Total cumulative receivables sold under the RPA were $817,398 as of June 3, 2023. Total cumulative cash collections under the RPA were $517,398 as of June 3, 2023. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and, as a result, no gain or loss on sale of receivables was recorded.
The receivables sold incurred fees due to the Purchasers of $4,317 and $7,640 for the thirteen and thirty-nine weeks ended June 3, 2023, respectively, which were recorded within Other (expense) income, net in the Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 8, “Debt” for more information about these financial covenants.
Note 7. Business Combinations
During the thirteen weeks ended June 3, 2023, the Company finalized a post-closing working capital adjustment related to the second quarter fiscal year 2023 acquisition of Buckeye Industrial Supply Co. (“Buckeye”) and Tru-Edge Grinding, Inc. (“Tru-Edge”), which resulted in $351 of cash paid to the Company by the sellers of Buckeye and Tru-Edge.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 8. Debt
Debt at June 3, 2023 and September 3, 2022 consisted of the following:

	June 3, 2023		September 3, 2022
Amended Revolving Credit Facility	$—		$245,000
Uncommitted Credit Facilities	165,000		200,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.65% Senior Notes, Series A, due July 28, 2023	75,000		75,000
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
3.04% Senior Notes, due January 12, 2023 (1)	—		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	50,000		50,000
Financing arrangements	265		88
Obligations under finance leases	402		1,180
Less: unamortized debt issuance costs	(1,119)		(1,426)
Total debt, including obligations under finance leases	$464,298		$794,592
Less: current portion	(290,281)	(2)	(325,680)	(3)
Total long-term debt, including obligations under finance leases	$174,017		$468,912
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $165,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 2.40% Series 2019A Notes, due March 5, 2024, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $265 from financing arrangements, $376 from obligations under finance leases and net of unamortized debt issuance costs of $360 expected to be amortized in the next 12 months.
(3)Consists of $200,000 from the Uncommitted Credit Facilities, $50,000 from the 3.04% Senior Notes, due January 12, 2023, $75,000 from the 2.65% Senior Notes, Series A, due July 28, 2023, $88 from financing arrangements, $996 from obligations under finance leases and net of unamortized debt issuance costs of $404 expected to be amortized in the next 12 months.
Amended Revolving Credit Facility
In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended and extended in August 2021 (as amended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on August 24, 2026, provides for a five year unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either the Adjusted Term SOFR Rate (as defined in the Amended Revolving Credit Facility) or a base rate, plus a spread based on the Company’s consolidated leverage ratio at the end of each fiscal reporting quarter. Depending on the interest period the Company selects, interest may be payable every one, two or three months. Interest is reset at the end of each interest period. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on the Adjusted Term SOFR Rate with one-month interest periods.
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 at both June 3, 2023 and September 3, 2022.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Uncommitted Credit Facilities
During fiscal year 2023, the Company extended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $203,000 in aggregate maximum uncommitted availability, under which $165,000 and $200,000 were outstanding at June 3, 2023 and September 3, 2022, respectively, and are included in the Current portion of debt including obligations under finance leases on the Company’s unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
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
During the thirty-nine-week period ended June 3, 2023, the Company borrowed an aggregate $208,000 and repaid an aggregate $488,000 under the Credit Facilities. As of June 3, 2023 and September 3, 2022, the weighted-average interest rates on borrowings under the Credit Facilities were 5.84% and 3.42%, respectively.
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
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. As of June 3, 2023, $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, was outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.
In January 2023, the Company paid $50,000 to satisfy its obligation on the 3.04% Senior Notes, due January 12, 2023, associated with the Prudential Note Purchase Agreement.
Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain (i) a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00) and (ii) a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. As of June 3, 2023, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Note 9. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
On June 29, 2021, the Board of Directors of the Company (the “Board”) terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of June 3, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,369 shares. The Share Repurchase Program allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.
During the thirteen- and thirty-nine-week periods ended June 3, 2023, the Company repurchased one share and 386 shares, respectively, of Class A Common Stock for $65 and $31,072, respectively. From these totals, 331 shares were immediately retired for the thirty-nine-week period ended June 3, 2023 and one share and 55 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended June 3, 2023, respectively. During the thirteen- and thirty-nine-week periods ended May 28, 2022, the Company repurchased two shares and 59 shares, respectively, of Class A Common Stock for $131 and $4,944, respectively. All of these shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended May 28, 2022.
The Company reissued 14 shares and 45 shares of treasury stock during the thirteen- and thirty-nine-week periods ended June 3, 2023, respectively, and reissued 15 shares and 45 shares of treasury stock during the thirteen- and thirty-nine-week periods ended May 28, 2022, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $2.37 per share totaling $132,484 for the thirty-nine weeks ended June 3, 2023. For the thirty-nine weeks ended May 28, 2022, the Company paid aggregate regular cash dividends of $2.25 per share totaling $125,532.
On June 21, 2023, the Board declared a regular cash dividend of $0.79 per share, payable on July 25, 2023, to shareholders of record at the close of business on July 11, 2023. The dividend is expected to result in aggregate payments of $44,281, based on the number of shares outstanding at June 15, 2023.
Reclassification Proposal
On January 31, 2023, the Board received a proposal (the “Proposal”) from the Company’s controlling shareholders, the Jacobson/Gershwind family, to exchange each of their shares of Class B Common Stock for shares of Class A Common Stock, reclassify the Class B Common Stock and the Class A Common Stock into a single class of common stock and eliminate the current dual-class share structure (the “Reclassification”). The Board formed a Special Committee composed entirely of independent and disinterested directors to evaluate the Proposal, which was advised by independent financial and legal advisors.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
On June 21, 2023, the Company announced that it had reached an agreement with the Jacobson/Gershwind family with respect to the Reclassification, in support of which, the Company entered into a Reclassification Agreement, dated as of June 20, 2023 (the “Reclassification Agreement”), with the holders of the Class B Common Stock listed therein.
The Reclassification Agreement provides that, following the satisfaction of the conditions to closing set forth in the Reclassification Agreement, the Company will amend and restate its Certificate of Incorporation (the “A&R Charter”). Upon the A&R Charter being duly filed with the New York Secretary of State (the “Effective Time”), among other things, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time will be exchanged for 1.225 shares of Class A Common Stock. The A&R Charter also will change the voting standard relating to (i) the approval of mergers, asset sales, share exchanges, dissolution and certain other significant transactions from a standard of two-thirds of the votes of all outstanding shares entitled to vote thereon to a majority of the votes of all outstanding shares entitled to vote thereon (the “Voting Standard Amendment”) and (ii) the election of directors in uncontested elections from the current plurality of the votes cast standard to a majority of the votes cast standard. Under the A&R Charter, contested elections of directors will be determined by a plurality of the votes cast standard.

The closing of the Reclassification is subject to customary conditions, including, (i) the approval of the A&R Charter by the affirmative vote of (a) a majority of the issued and outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote thereon, voting together as a single class, (b) a majority of the issued and outstanding shares of Class B Common Stock entitled to vote thereon, and (c) a majority of the issued and outstanding shares of Class A Common Stock held by the Unaffiliated Class A Holders (as defined in the Reclassification Agreement), (ii) the approval of the Voting Standard Amendment by the affirmative vote of two-thirds of the issued and outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote thereon, voting together as a single class, (iii) the effectiveness of the Company’s registration statement on Form S-4 to be filed with the SEC in connection with the Reclassification, (iv) the approval by the NYSE of the listing of the shares of Class A Common Stock into which the Class B Common Stock will be reclassified, exchanged and converted into, subject to official notice of issuance; and (v) the accuracy of the representations and warranties of each party set forth in the Reclassification Agreement and the compliance with each party’s obligations under the Reclassification Agreement, in each case subject to customary materiality qualifiers. In connection with the Reclassification Agreement, the holders of the Class B Common Stock have executed an irrevocable proxy, pursuant to which, they have agreed to vote all of the shares of Class B Common Stock and Class A Common Stock held by such holders in favor of the Reclassification and the transactions contemplated by the Reclassification Agreement.
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

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes restructuring and other costs for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Consulting-related costs	$—	$3,150	$3,115	$5,670
Associate severance and separation costs	1,441	117	2,203	4,149
Equity award acceleration costs associated with severance	404	—	404	1,729
Other exit-related costs	—	—	—	136
Total restructuring and other costs	$1,845	$3,267	$5,722	$11,684
Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of June 3, 2023. The following table summarizes activity related to liabilities associated with restructuring and other costs for the thirty-nine-week period ended June 3, 2023:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at September 3, 2022	$840	$1,874	$2,714
Additions	3,115	2,203	5,318
Payments and other adjustments	(3,955)	(2,314)	(6,269)
Balance at June 3, 2023	$—	$1,763	$1,763
Note 11. Product Warranties
The Company generally offers a maximum one year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with the original equipment manufacturers, which typically range from 30 days to 90 days. In general, many of the Company’s general merchandise products are covered by third-party original equipment manufacturers’ warranties. The Company’s warranty expense for the thirteen- and thirty-nine-week periods ended June 3, 2023 and May 28, 2022 was immaterial.
Note 12. Income Taxes
During the thirty-nine-week period ended June 3, 2023, there were no material changes in unrecognized tax benefits.
The United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including the ERC, which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of qualified wages paid to qualified employees between March 13, 2020 and December 31, 2020 and 70% of qualified wages paid to qualified employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. During the thirty-nine weeks ended June 3, 2023, the Company received $12,664 related to ERC claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Management determined the probability threshold has not been met for $11,695 of the funds received, and, as such, that portion of the funds was recorded in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of June 3, 2023.

MSC INDUSTRIAL DIRECT CO., INC.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company is currently under review by the United States Internal Revenue Service for employment tax matters, which includes the time period under which the ERC claims were submitted.
The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and the remaining half was remitted in December 2022.
The Company’s effective tax rate was 24.9% for the thirty-nine-week period ended June 3, 2023, as compared to 24.7% for the thirty-nine-week period ended May 28, 2022. The effective tax rate is higher than the Federal statutory tax rate primarily due to state taxes.
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
Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.3 million active, saleable SKUs through our catalogs; our brochures; our eCommerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 10 regional inventory centers, 37 warehouses, and four manufacturing locations, including two locations acquired in the January 2023 acquisition of Buckeye Industrial Supply Co. (“Buckeye”) and Tru-Edge Grinding, Inc. (“Tru-Edge”). We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our field sales and service associate headcount was 2,580 at June 3, 2023, compared to 2,448 at May 28, 2022.
Highlights
Highlights during the thirty-nine weeks ended June 3, 2023 include the following:
•We generated $567.1 million of cash from operations, compared to $135.3 million for the same period in the prior fiscal year. The increase was primarily from the $300.0 million Receivables Purchase Agreement (the “RPA”) entered into during the second quarter of fiscal year 2023.
•We had net payments of $330.0 million on our credit facilities, private placement debt and shelf facility agreements compared to net borrowings of $4.5 million for the same period in the prior fiscal year. Proceeds from the RPA were primarily utilized to pay down debt on our credit facilities.
•We paid out an aggregate $132.5 million in regular cash dividends, compared to an aggregate $125.5 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $31.1 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), compared to $4.9 million for the same period in the prior fiscal year.
•In January 2023, we acquired Buckeye and Tru-Edge for aggregate consideration of $22.4 million, which included cash paid of $20.5 million and the fair value of contingent consideration to be paid out of $2.3 million, net of a post-closing working capital adjustment in the amount of $0.4 million received from the sellers.
•We incurred $5.7 million in restructuring and other costs, compared to $11.7 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs and associate severance and separation costs associated with the optimization of the Company’s operations and profitability improvement.

Recent Developments
Progress on Mission Critical
As previously disclosed, we initiated a company-wide project in fiscal year 2020, which we refer to as “Mission Critical,” to accelerate market share capture and improve profitability over the period through fiscal year 2023. Among the Mission Critical initiatives to realize growth, we began and expect to continue investing in our market-leading metalworking business by adding to our metalworking specialist team, introducing value-added services to our customers, expanding our vending, VMI and in-plant solutions programs, building out our sales force, and diversifying our customers and end-markets. We also are focusing on improving profitability through the implementation of various pricing strategies and critical structural cost reductions in order to improve return on invested capital. Since fiscal year 2020, cost reductions were comprised of savings in the areas of sales and service, supply chain and general and administrative expenses, and included initiatives to optimize our distribution center network and real estate footprint, renegotiate supplier contracts, and redesign our talent acquisition and retention approach.
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

As a result of recent high inflation and periodic supply chain disruptions, the Company continues to implement price realization strategies in response to increased costs the Company faces and has invested in improved warehouse automation to mitigate the effects of labor inflation. The category line review process initiated in the second quarter of fiscal year 2023 continues to progress and shows early signs of improvements in supply chain efficiency, customer experience and supplier engagement. Furthermore, in light of disruptions to availability and increased or uncertain shipping times, the Company is maintaining higher purchasing levels than it did prior to its fiscal year 2020 in order to ensure sufficient inventory supply to meet customer demand.
Reclassification Proposal
On January 31, 2023, the Board of Directors of the Company (the “Board”) received a proposal (the “Proposal”) from the Company’s controlling shareholders, the Jacobson/Gershwind family, to exchange each of their shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”) for shares of Class A Common Stock, reclassify the Class B Common Stock and the Class A Common Stock into a single class of common stock and eliminate the current dual-class share structure (the “Reclassification”). The Board formed a Special Committee composed entirely of independent and disinterested directors to evaluate the Proposal, which was advised by independent financial and legal advisors.

On June 21, 2023, the Company announced that it had reached an agreement with the Jacobson/Gershwind family with respect to the Reclassification, in support of which, the Company entered into a Reclassification Agreement, dated as of June 20, 2023 (the “Reclassification Agreement”), with the holders of the Class B Common Stock listed therein.

The Reclassification Agreement provides that, following the satisfaction of the conditions to closing set forth in the Reclassification Agreement, the Company will amend and restate its Certificate of Incorporation (the “A&R Charter”). Upon the A&R Charter being duly filed with the New York Secretary of State (the “Effective Time”), among other things, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time will be exchanged for 1.225 shares of Class A Common Stock. The A&R Charter also will change the voting standard relating to (i) the approval of mergers, asset sales, share exchanges, dissolution and certain other significant transactions from a standard of two-thirds of the votes of all outstanding shares entitled to vote thereon to a majority of the votes of all outstanding shares entitled to vote thereon (the “Voting Standard Amendment”) and (ii) the election of directors in uncontested elections from the current plurality of the votes cast standard to a majority of the votes cast standard. Under the A&R Charter, contested elections of directors will be determined by a plurality of the votes cast standard.
The closing of the Reclassification is subject to customary conditions, including, (i) the approval of the A&R Charter by the affirmative vote of (a) a majority of the issued and outstanding shares of Class A Common Stock and Class

B Common Stock entitled to vote thereon, voting together as a single class, (b) a majority of the issued and outstanding shares of Class B Common Stock entitled to vote thereon, and (c) a majority of the issued and outstanding shares of Class A Common Stock held by the Unaffiliated Class A Holders (as defined in the Reclassification Agreement), (ii) the approval of the Voting Standard Amendment by the affirmative vote of two-thirds of the issued and outstanding shares of Class A Common Stock and Class B Common Stock entitled to vote thereon, voting together as a single class, (iii) the effectiveness of the Company’s registration statement on Form S-4 to be filed with the SEC in connection with the Reclassification, (iv) the approval by the NYSE of the listing of the shares of Class A Common Stock into which the Class B Common Stock will be reclassified, exchanged and converted into, subject to official notice of issuance; and (v) the accuracy of the representations and warranties of each party set forth in the Reclassification Agreement and the compliance with each party’s obligations under the Reclassification Agreement, in each case subject to customary materiality qualifiers. In connection with the Reclassification Agreement, the holders of the Class B Common Stock have executed an irrevocable proxy, pursuant to which, they have agreed to vote all of the shares of Class B Common Stock and Class A Common Stock held by such holders in favor of the Reclassification and the transactions contemplated by the Reclassification Agreement.
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
Business Environment
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) index. Approximately 66% and 68% of our revenues came from sales in the manufacturing sector during the thirteen- and thirty-nine-week periods ended June 3, 2023, respectively. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP index. The IP index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP index over the three months ended May 2023 and the average for the three- and 12-month periods ended May 2023 were as follows:

Period	IP Index
March	102.7
April	103.2
May	103.0

Fiscal Year 2023 Q3 Average	102.9
12-Month Average	102.9
The average IP index for the three months ended June 3, 2023 of 102.9 increased from the adjusted average from the prior quarter of 102.2, which indicated growth in manufacturing during the period. Favorable conditions exist in certain end markets and volume remains stable. Despite improvements in certain areas, economic uncertainty remains driven by higher interest rates and continued elevated levels of inflation. Recently, the United States economy has experienced supply chain disruptions and significant levels of inflation. The Company has implemented price realization strategies in response to increased costs the Company faces. As we see the IP index continue to fluctuate, we will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations. See “Impact of Economic Trends” above.

Thirteen-Week Period Ended June 3, 2023 Compared to the Thirteen-Week Period Ended May 28, 2022
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	June 3, 2023		May 28, 2022		Change

	$	%	$	%	$	%
Net sales	$1,054,464	100.0%	$958,579	100.0%	$95,885	10.0%
Cost of goods sold	625,527	59.3%	547,430	57.1%	78,097	14.3%
Gross profit	428,937	40.7%	411,149	42.9%	17,788	4.3%
Operating expenses	291,706	27.7%	271,046	28.3%	20,660	7.6%
Restructuring and other costs	1,845	0.2%	3,267	0.3%	(1,422)	(43.5)%
Income from operations	135,386	12.8%	136,836	14.3%	(1,450)	(1.1)%
Total other expense	(8,981)	(0.9)%	(3,702)	(0.4)%	(5,279)	142.6%
Income before provision for income taxes	126,405	12.0%	133,134	13.9%	(6,729)	(5.1)%
Provision for income taxes	31,266	3.0%	33,417	3.5%	(2,151)	(6.4)%
Net income	95,139	9.0%	99,717	10.4%	(4,578)	(4.6)%
Less: Net (loss) income attributable to noncontrolling interest	(41)	0.0%	60	0.0%	(101)	(168.3)%
Net income attributable to MSC Industrial	$95,180	9.0%	$99,657	10.4%	$(4,477)	(4.5)%
Net Sales
Net sales increased 10.0%, or $95.9 million, to $1,054.5 million for the thirteen-week period ended June 3, 2023, as compared to $958.6 million for the same period in the prior fiscal year. The $95.9 million increase in net sales was comprised of $36.8 million of net sales from fiscal year 2022 and 2023 acquisitions, $33.6 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $25.0 million of higher sales volume, inclusive of one fewer selling day in fiscal year 2023, and $0.5 million of favorable foreign exchange impact. Of the $95.9 million increase in net sales during the thirteen-week period ended June 3, 2023, sales to our public sector customers increased by $52.7 million, sales to our national account customer sales increased by $24.7 million and sales to our core and other customers increased by $18.5 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer type for the thirteen-week period ended June 3, 2023, as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	June 3, 2023	May 28, 2022
Net Sales (in thousands)	$1,054,464	$958,579
Sales Days	64	65
ADS (1) (in millions)	$16.5	$14.7
Total Company ADS Percent Change	11.7%	10.7%

Manufacturing Customers ADS Percent Change (2)	5.8%	11.6%
Manufacturing Customers Percent of Total Net Sales (2)	66%	70%

Non-Manufacturing Customers ADS Percent Change (2)	25.3%	8.7%
Non-Manufacturing Customers Percent of Total Net Sales (2)	34%	30%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 60.1% of consolidated net sales for the thirteen-week period ended June 3, 2023, as compared to 62.0% of consolidated net sales for the same period in the prior fiscal year. The decline was primarily attributable to large sales to a single customer in the public sector business that did not transact through our eCommerce platforms.
Gross Profit
Gross profit of $428.9 million for the thirteen-week period ended June 3, 2023 increased $17.8 million, or 4.3%, compared to the same period in the prior fiscal year. Gross profit margin was 40.7% for the thirteen-week period ended June 3, 2023, as compared to 42.9% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of a higher sales level as described above and gross profits from our recent acquisitions. The decline in gross profit margin was primarily attributable to large sales from a public sector customer during the quarter which was transacted below our typical public sector customer margins, as well as unfavorable customer mix as sales to our national account and public sector customers are growing at higher rates and are typically at lower gross margins than the business as a whole.
Operating Expenses
Operating expenses increased 7.6%, or $20.7 million, to $291.7 million for the thirteen-week period ended June 3, 2023, as compared to $271.0 million for the same period in the prior fiscal year. Operating expenses were 27.7% of net sales for the thirteen-week period ended June 3, 2023, as compared to 28.3% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs. The decline in operating expenses as a percentage of net sales was related to our cost savings programs and productivity improvements resulting from our Mission Critical initiatives.
Payroll and payroll-related costs for the thirteen-week period ended June 3, 2023 were 56.1% of total operating expenses, as compared to 57.7% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $7.3 million for the thirteen-week period ended June 3, 2023. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expenses and fringe benefit costs, including higher insurance-related healthcare reserves due to recent higher healthcare claims, partially offset by a lower incentive compensation accrual.

Restructuring and Other Costs

We incurred $1.8 million in restructuring and other costs for the thirteen-week period ended June 3, 2023, as compared to $3.3 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs and associate severance and separation costs associated with the optimization of the Company’s operations and profitability improvement. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 1.1%, or $1.5 million, to $135.4 million for the thirteen-week period ended June 3, 2023, as compared to $136.8 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 12.8% for the thirteen-week period ended June 3, 2023, as compared to 14.3% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to a lower gross profit margin as described above, partially offset by an improvement in operating expenses as a percentage of net sales during the thirteen-week period ended June 3, 2023.
Total Other Expense
Total other expense increased 142.6%, or $5.3 million, to $9.0 million for the thirteen-week period ended June 3, 2023, as compared to $3.7 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the RPA.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended June 3, 2023 was 24.7%, as compared to 25.1% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to the lapse of the statute of limitations as it related to an uncertain tax position.
Net Income
The factors which affected net income for the thirteen-week period ended June 3, 2023, as compared to the same period in the prior fiscal year, have been discussed above.

Thirty-Nine-Week Period Ended June 3, 2023 Compared to the Thirty-Nine-Week Period Ended May 28, 2022
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	June 3, 2023		May 28, 2022		Change

	$	%	$	%	$	%
Net sales	$2,973,841	100.0%	$2,669,648	100.0%	$304,193	11.4%
Cost of goods sold	1,750,410	58.9%	1,539,628	57.7%	210,782	13.7%
Gross profit	1,223,431	41.1%	1,130,020	42.3%	93,411	8.3%
Operating expenses	852,031	28.7%	793,600	29.7%	58,431	7.4%
Restructuring and other costs	5,722	0.2%	11,684	0.4%	(5,962)	(51.0)%
Income from operations	365,678	12.3%	324,736	12.2%	40,942	12.6%
Total other expense	(25,244)	(0.8)%	(11,329)	(0.4)%	(13,915)	122.8%
Income before provision for income taxes	340,434	11.4%	313,407	11.7%	27,027	8.6%
Provision for income taxes	84,768	2.9%	77,279	2.9%	7,489	9.7%
Net income	255,666	8.6%	236,128	8.8%	19,538	8.3%
Less: Net income attributable to noncontrolling interest	32	0.0%	473	0.0%	(441)	(93.2)%
Net income attributable to MSC Industrial	$255,634	8.6%	$235,655	8.8%	$19,979	8.5%
Net Sales
Net sales increased 11.4%, or $304.2 million, to $3.0 billion for the thirty-nine-week period ended June 3, 2023, as compared to $2.7 billion for the same period in the prior fiscal year. The $304.2 million increase in net sales was comprised of $131.6 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $98.7 million of net sales from fiscal year 2022 and 2023 acquisitions and $77.0 million of higher sales volume, inclusive of one fewer selling day in fiscal year 2023, partially offset by $3.1 million of unfavorable foreign exchange impact. Of the $304.2 million increase in net sales during the thirty-nine-week period ended June 3, 2023, national account customer sales increased by $126.9 million, sales to our core and other customers increased by $99.4 million and sales to our public sector customers increased by $77.9 million.

The table below shows, among other things, the change in our ADS by total Company and by customer type for the thirty-nine-week period ended June 3, 2023, as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022
Net Sales (in thousands)	$2,973,841	$2,669,648
Sales Days	$189	$190
ADS (1) (in millions)	$15.7	$14.1
Total Company ADS Percent Change	12.0%	9.5%

Manufacturing Customers ADS Percent Change (2)	8.8%	11.5%
Manufacturing Customers Percent of Total Net Sales (2)	68%	70%

Non-Manufacturing Customers ADS Percent Change (2)	19.4%	5.1%
Non-Manufacturing Customers Percent of Total Net Sales (2)	32%	30%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Includes the effect of a reclassification of end-markets which occurred during the fourth quarter of fiscal year 2022.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our eCommerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 61.3% of consolidated net sales for the thirty-nine-week period ended June 3, 2023, as compared to 61.1% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $1.2 billion for the thirty-nine-week period ended June 3, 2023 increased $93.4 million, or 8.3%, compared to the same period in the prior fiscal year. Gross profit margin was 41.1% for the thirty-nine-week period ended June 3, 2023, as compared to 42.3% for the same period in the prior fiscal year. The increase in gross profit was primarily a result of a higher sales level as described above and gross profits from our recent acquisitions. The decline in gross profit margin was primarily attributable to unfavorable customer mix as our national account and public sector customers are growing at higher rates and are typically at lower gross margins than the business as a whole. This trend was amplified by large sales from a public sector customer during the third quarter which was transacted below our typical public sector customer margins. In addition, our recent acquisitions contributed to the lower gross profit margin.
Operating Expenses
Operating expenses increased 7.4%, or $58.4 million, to $852.0 million for the thirty-nine-week period ended June 3, 2023, as compared to $793.6 million for the same period in the prior fiscal year. Operating expenses were 28.7% of net sales for the thirty-nine-week period ended June 3, 2023, as compared to 29.7% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs, as well as higher freight expense. The decline in operating expenses as a percentage of net sales was related to our cost savings programs and productivity improvements resulting from our Mission Critical initiatives.
Payroll and payroll-related costs for the thirty-nine-week period ended June 3, 2023 were 56.4% of total operating expenses, as compared to 57.5% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $24.1 million for the thirty-nine-week period ended June 3, 2023. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expenses and fringe benefit costs, including higher insurance-related healthcare reserves due to recent higher healthcare claims, partially offset by a lower incentive compensation accrual.

Freight expense was $119.4 million for the thirty-nine-week period ended June 3, 2023, as compared to $112.8 million for the same period in the prior fiscal year. The primary drivers of the increase in freight expense were increased sales volume and higher fuel-related charges. Fuel-related surcharges began to taper off during the third quarter.
Restructuring and Other Costs
We incurred $5.7 million in restructuring and other costs for the thirty-nine-week period ended June 3, 2023, as compared to $11.7 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs and associate severance and separation costs associated with the optimization of the Company’s operations and profitability improvement. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations increased 12.6%, or $40.9 million, to $365.7 million for the thirty-nine-week period ended June 3, 2023, as compared to $324.7 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales increased to 12.3% for the thirty-nine-week period ended June 3, 2023, as compared to 12.2% for the same period in the prior fiscal year. The increase in income from operations as a percentage of net sales was primarily attributable to a reduction in restructuring and other costs and an improvement in operating expenses as a percentage of net sales during the thirty-nine-week period ended June 3, 2023.
Total Other Expense

Total other expense increased 122.8%, or $13.9 million, to $25.2 million for the thirty-nine-week period ended June 3, 2023, as compared to $11.3 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the RPA.
Provision for Income Taxes
The Company’s effective tax rate for the thirty-nine-week period ended June 3, 2023 was 24.9% , as compared to 24.7% for the same period in the prior fiscal year.
Net Income
The factors which affected net income for the thirty-nine-week period ended June 3, 2023, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	June 3, 2023	September 3, 2022	$ Change
	(In thousands)
Total debt	$464,298	$794,592	$(330,294)
Less: Cash and cash equivalents	58,428	43,537	14,891
Net debt	$405,870	$751,055	$(345,185)
Total shareholders’ equity	$1,502,546	$1,362,283	$140,263
As of June 3, 2023, we had $58.4 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of June 3, 2023, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $464.3 million, net of unamortized debt issuance costs of $1.1 million, as compared to total borrowings of $794.6 million, net of unamortized debt issuance costs of $1.4 million, as of the end of fiscal year 2022. The decrease in total borrowings outstanding was driven by higher net payments under our credit facilities, private placement debt and shelf facility agreements. Debt payments were primarily funded through the RPA entered into during the second quarter of fiscal year 2023. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	June 3, 2023	May 28, 2022
	(In thousands)
Net cash provided by operating activities	$567,077	$135,302
Net cash used in investing activities	(84,295)	(44,943)
Net cash used in financing activities	(468,087)	(101,998)
Effect of foreign exchange rate changes on cash and cash equivalents	196	(50)
Net increase (decrease) in cash and cash equivalents	$14,891	$(11,689)
Cash Flows from Operating Activities
Net cash provided by operating activities was $567.1 million for the thirty-nine weeks ended June 3, 2023 compared to $135.3 million for the thirty-nine weeks ended May 28, 2022. The increase was primarily due to the following:
•a decrease in the change in accounts receivable primarily attributable to the RPA entered into during the second quarter of fiscal year 2023, which resulted in a decline in accounts receivable of $300.0 million;
•a smaller increase in the change in inventories as compared to the prior year period; and
•an increase in net income as described above.
The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	June 3, 2023	September 3, 2022	May 28, 2022
	(Dollars in thousands)
Working Capital (1)	$632,742	$817,679	$847,754
Current Ratio (2)	1.9	2.1	2.4

Days’ Sales Outstanding (3)	36.8	65.3	63.5
Inventory Turnover (4)	3.2	3.2	3.2
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
Working capital and the current ratio both decreased relative to both September 3, 2022 and May 28, 2022. The decreases from both dates were primarily due to a decrease in accounts receivable resulting from the RPA entered into during the second quarter of fiscal year 2023. The RPA reduced the accounts receivable balances by $300.0 million.
The decrease in days’ sales outstanding as of June 3, 2023 as compared to both September 3, 2022 and May 28, 2022 was primarily due to the RPA entered into during the second quarter of fiscal year 2023.

Inventory turnover as of June 3, 2023 remained consistent with both September 3, 2022 and May 28, 2022.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended June 3, 2023 and May 28, 2022 was $84.3 million and $44.9 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and Mission Critical projects. The use of cash for the thirty-nine weeks ended June 3, 2023 also included the acquisition of Buckeye and Tru-Edge.
Cash Flows from Financing Activities
Net cash used in financing activities was $468.1 million for the thirty-nine weeks ended June 3, 2023 compared to $102.0 million for the thirty-nine weeks ended May 28, 2022, primarily due to the following:
•$132.5 million of regular cash dividends paid during the thirty-nine weeks ended June 3, 2023, compared to $125.5 million of regular cash dividends paid during the thirty-nine weeks ended May 28, 2022;
•net payments under our credit facilities, private placement debt and shelf facility agreements of $330.0 million during the thirty-nine weeks ended June 3, 2023, compared to net borrowings of $4.5 million during the thirty-nine weeks ended May 28, 2022; and
•$31.1 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended June 3, 2023, compared to $4.9 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended May 28, 2022.
Capital Expenditures
We continue to invest in sales productivity initiatives, eCommerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of June 3, 2023, the Company also had three uncommitted credit facilities, totaling $203.0 million of aggregate maximum uncommitted availability. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about our credit facilities. As of June 3, 2023, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $594.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
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
Leases and Financing Arrangements
As of June 3, 2023, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended September 3, 2022, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K. The risks described below and the risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

The failure to consummate the Reclassification could adversely affect the price of the Class A Common Stock; the Reclassification, if completed, may not benefit the Company or its shareholders; and the Company has incurred and will continue to incur substantial costs and expenses in connection with the Reclassification, which could have an adverse effect on its financial condition and results of operation.

Under the terms of the Reclassification Agreement, the Company’s and the Jacobson/Gershwind family’s obligation to consummate the Reclassification is subject to customary conditions, including, among others, the effectiveness of the Company’s registration statement on Form S-4 and the approval of the Reclassification by the required majorities of the Company’s shareholders. The Company cannot be certain that these conditions will be satisfied, and it is possible that the Reclassification Agreement may be terminated for failure to satisfy a condition precedent or for other reasons. Even if the Reclassification is completed, it may not result in an increase in shareholder value or improve the liquidity and marketability of the Company’s securities. If the Reclassification is not viewed favorably by members of the investment community, it may cause a decrease in the value of the Class A Common Stock following the Reclassification and impair its liquidity and marketability. Furthermore, securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could cause a reduction in the market price and liquidity of shares of the Class A Common Stock following the Reclassification, particularly if the Reclassification is not viewed favorably by members of the investment community.

The Company has incurred, and will continue to incur, substantial non-recurring costs and expenses in connection with the negotiation and completion of the Reclassification. These costs and expenses, as well as other unanticipated costs and expenses, could have an adverse effect on the Company’s financial condition and results of operation. Furthermore, the costs of defending any litigation or other proceeding that may arise relating to the Reclassification could be substantial. If the Reclassification is not completed, the Company’s businesses and results of operation may be adversely affected, including as follows: (i) the Company may experience negative reactions from the financial markets, including negative impacts on the market price of shares of Class A Common Stock and (ii) the Company will have expended substantial time and resources that could otherwise have been spent on existing businesses and the pursuit of other opportunities that could have been beneficial to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended June 3, 2023:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
3/5/23-4/4/23	409	$84.26	—	4,369,279
4/5/23-5/4/23	255	$90.12	—	4,369,279
5/5/23-6/3/23	85	$92.41	—	4,369,279
Total	749		—
(1)During the thirteen weeks ended June 3, 2023, 749 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis.
(3)On June 29, 2021, the Board terminated the MSC Stock Repurchase Plan, which was established during fiscal year 1999, and authorized a new share repurchase program (the “Share Repurchase Program”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Program. As of June 3, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Program was 4,369,279 shares.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Credit Agreement, dated as of May 31, 2023, by and between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent.*
10.2
Reclassification Agreement, dated as of June 20, 2023, by and among the Registrant and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023 (File No. 001-14130)).

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: June 29, 2023	By:	/s/ ERIK GERSHWIND
Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)

Dated: June 29, 2023	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )