Form 10-Q
period 2023-12-02
MSC INDUSTRIAL DIRECT CO INC
filed 2024-01-09
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 20, 2023, 56,400,388 shares of Class A Common Stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward‑looking statements may be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward‑looking statements. In addition, statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward‑looking statements. We expressly disclaim any obligation to publicly disclose any revisions to these forward‑looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward‑looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 2, 2023. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward‑looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

•general economic conditions in the markets in which we operate;
•changing customer and product mixes;
•volatility in commodity and energy prices, the impact of prolonged periods of low, high or rapid inflation, and fluctuations in interest rates;
•competition, including the adoption by competitors of aggressive pricing strategies or sales methods;
•industry consolidation and other changes in the industrial distribution sector;
•our ability to realize the expected benefits from our investment and strategic plans;
•our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;
•the retention of key management personnel;
•the credit risk of our customers;
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
•the risk of loss of key suppliers or contractors or key brands or supply chain disruptions;
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
•the significant influence that our principal shareholders will continue to have over our decisions; and
•our ability to realize the desired benefits from the Reclassification (as defined in Note 8, “Shareholders’ Equity”).

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 2, 2023
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 2, 2023	September 2, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,805	$50,052
Accounts receivable, net of allowance for credit losses of $20,271 and $22,747, respectively	414,280	435,421
Inventories	709,362	726,521
Prepaid expenses and other current assets	121,519	105,519
Total current assets	1,270,966	1,317,513
Property, plant and equipment, net	322,091	319,660
Goodwill	718,318	718,174
Identifiable intangibles, net	106,890	110,641
Operating lease assets	61,076	65,909
Other assets	14,383	12,237
Total assets	$2,493,724	$2,544,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$244,048	$229,935
Current portion of operating lease liabilities	20,694	21,168
Accounts payable	188,976	226,299
Accrued expenses and other current liabilities	174,140	172,034
Total current liabilities	627,858	649,436
Long-term debt including obligations under finance leases	294,430	224,391
Noncurrent operating lease liabilities	41,410	45,924
Deferred income taxes and tax uncertainties	131,801	131,801
Total liabilities	1,095,499	1,051,552
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,714,018 and 48,075,100 shares issued, respectively	58	48
Class B Common Stock (10 votes per share); $0.001 par value; 0 shares authorized; 0 and 8,654,010 shares issued and outstanding, respectively	—	9
Additional paid-in capital	1,052,729	849,502
Retained earnings	464,962	755,007
Accumulated other comprehensive loss	(17,277)	(17,725)
Class A treasury stock, at cost, 1,304,313 and 1,230,960 shares, respectively	(115,399)	(107,677)
Total MSC Industrial shareholders’ equity	1,385,073	1,479,164
Noncontrolling interest	13,152	13,418
Total shareholders’ equity	1,398,225	1,492,582
Total liabilities and shareholders’ equity	$2,493,724	$2,544,134
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Net sales	$953,969	$957,745
Cost of goods sold	560,852	559,946
Gross profit	393,117	397,799
Operating expenses	290,633	279,695
Restructuring and other costs	916	2,094
Income from operations	101,568	116,010
Other income (expense):
Interest expense	(5,320)	(6,919)
Interest income	125	100
Other expense, net	(5,055)	(1,340)
Total other expense	(10,250)	(8,159)
Income before provision for income taxes	91,318	107,851
Provision for income taxes	22,190	26,639
Net income	69,128	81,212
Less: Net loss attributable to noncontrolling interest	(222)	(102)
Net income attributable to MSC Industrial	$69,350	$81,314
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.23	$1.45
Diluted	$1.22	$1.45
Weighted-average shares used in computing net income per common share:
Basic	56,429	55,891
Diluted	56,723	56,081
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Net income, as reported	$69,128	$81,212
Other comprehensive income, net of tax:
Foreign currency translation adjustments	404	1,270
Comprehensive income(1)	69,532	82,482
Comprehensive income attributable to noncontrolling interest:
Net loss	222	102
Foreign currency translation adjustments	44	(335)
Comprehensive income attributable to MSC Industrial	$69,798	$82,249
(1)There were no material taxes associated with other comprehensive income during the thirteen-week periods ended December 2, 2023 and December 3, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Class A Common Stock
Beginning Balance	$48	$48
Associate Incentive Plans	—	1
Repurchase and retirement of Class A Common Stock	(1)	—
Reclassification of Class B Common Stock to Class A Common Stock	11	—
Ending Balance	58	49
Class B Common Stock
Beginning Balance	9	9
Reclassification of Class B Common Stock to Class A Common Stock	(9)	—
Ending Balance	—	9
Additional Paid-in Capital
Beginning Balance	849,502	798,408
Associate Incentive Plans	15,037	16,115
Repurchase and retirement of Class A Common Stock	(214)	(30)
Reclassification of Class B Common Stock to Class A Common Stock	188,404	—
Ending Balance	1,052,729	814,493
Retained Earnings
Beginning Balance	755,007	681,292
Net Income	69,350	81,314
Repurchase and retirement of Class A Common Stock	(123,314)	(14,282)
Regular cash dividends declared on Class A Common Stock	(47,192)	(37,370)
Regular cash dividends declared on Class B Common Stock	—	(6,837)
Reclassification of Class B Common Stock to Class A Common Stock	(188,406)	—
Dividend equivalents declared, net of cancellations	(483)	(552)
Ending Balance	464,962	703,565
Accumulated Other Comprehensive Loss
Beginning Balance	(17,725)	(23,121)
Foreign Currency Translation Adjustment	448	935
Ending Balance	(17,277)	(22,186)
Treasury Stock
Beginning Balance	(107,677)	(106,202)
Associate Incentive Plans	794	837
Repurchase of Class A Common Stock	(8,516)	(4,227)
Ending Balance	(115,399)	(109,592)
Total Shareholders’ Equity Attributable to MSC Industrial	1,385,073	1,386,338
Noncontrolling Interest
Beginning Balance	13,418	11,849
Foreign Currency Translation Adjustment	(44)	335
Net Loss	(222)	(102)
Ending Balance	13,152	12,082
Total Shareholders’ Equity	$1,398,225	$1,398,420
Dividends declared per Class A Common Share	$0.83	$0.79
Dividends declared per Class B Common Share	$—	$0.79
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Cash Flows from Operating Activities:
Net income	$69,128	$81,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,782	18,566
Non-cash operating lease cost	5,559	4,872
Stock-based compensation	5,201	4,990
Loss on disposal of property, plant and equipment	98	229
Non-cash changes in fair value of estimated contingent consideration	220	—
Provision for credit losses	90	2,673
Changes in operating assets and liabilities:
Accounts receivable	21,170	56
Inventories	17,218	(9,516)
Prepaid expenses and other current assets	(16,036)	(22,764)
Operating lease liabilities	(5,717)	(4,843)
Other assets	(2,132)	(508)
Accounts payable and accrued liabilities	(33,413)	1,057
Total adjustments	12,040	(5,188)
Net cash provided by operating activities	81,168	76,024
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(18,433)	(25,504)
Cash used in business acquisitions, net of cash acquired	—	(87)
Net cash used in investing activities	(18,433)	(25,591)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(132,045)	(18,539)
Payments of regular cash dividends	(47,192)	(44,207)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	1,144	1,056
Proceeds from exercise of Class A Common Stock options	6,852	8,336
Borrowings under credit facilities	148,000	84,000
Payments under credit facilities	(65,000)	(99,000)
Borrowings under financing obligations	1,624	1,061
Other, net	(574)	(657)
Net cash used in financing activities	(87,191)	(67,950)
Effect of foreign exchange rate changes on cash and cash equivalents	209	311
Net decrease in cash and cash equivalents	(24,247)	(17,206)
Cash and cash equivalents—beginning of period	50,052	43,537
Cash and cash equivalents—end of period	$25,805	$26,331

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,454	$2,767
Cash paid for interest	$4,882	$5,441
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of December 2, 2023 and September 2, 2023, results of operations for the thirteen weeks ended December 2, 2023 and December 3, 2022, and cash flows for the thirteen weeks ended December 2, 2023 and December 3, 2022. The financial information as of September 2, 2023 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2023.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited Condensed Consolidated Financial Statements and these Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2023.
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. The fiscal quarters ended December 2, 2023 and December 3, 2022 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, including subsequent interim periods, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $8,553 and $8,632 as of December 2, 2023 and September 2, 2023, respectively, and are reported as accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $29,105 and $31,954 as of December 2, 2023 and September 2, 2023, respectively, and are included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $3,575 and $3,733 as of December 2, 2023 and September 2, 2023, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of December 2, 2023 and September 2, 2023.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Manufacturing Heavy	47%	48%
Manufacturing Light	21%	21%
Public Sector	9%	8%
Retail/Wholesale	8%	7%
Commercial Services	4%	4%
Other (1)	11%	12%
Total	100%	100%

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
National Account Customers	39%	38%
Public Sector Customers	9%	8%
Core and Other Customers	52%	54%
Total	100%	100%
The Company’s revenue originating from the following geographic areas was as follows for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
United States	95%	95%
Mexico	2%	2%
Canada	2%	2%
North America	99%	99%
Other foreign countries	1%	1%
Total	100%	100%

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Numerator:
Net income attributable to MSC Industrial as reported	$69,350	$81,314
Denominator:
Weighted-average shares outstanding for basic net income per share	56,429	55,891
Effect of dilutive securities	294	190
Weighted-average shares outstanding for diluted net income per share	56,723	56,081
Net income per share:
Basic	$1.23	$1.45
Diluted	$1.22	$1.45

Potentially dilutive securities	—	499
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense, net included in Operating expenses for the thirteen-week periods ended December 2, 2023 and December 3, 2022 was as follows:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Stock options	$—	$101
Restricted stock units (1)	4,275	3,711
Performance share units (1)	821	1,095
Associate Stock Purchase Plan	105	83
Total	5,201	4,990
Deferred income tax benefit	(1,264)	(1,233)
Stock-based compensation expense, net	$3,937	$3,757
(1)Includes equity award acceleration costs associated with associate severance and separation.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Stock Options
The Company discontinued its grants of stock options in fiscal year 2020. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the Company’s stock option activity for the thirteen-week period ended December 2, 2023 is as follows:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2023	218	$81.60
Granted	—	—
Exercised	(86)	79.96
Canceled/Forfeited/Expired	—	—
Outstanding on December 2, 2023	132	$82.67	1.7	$2,141
Exercisable on December 2, 2023	132	$82.67	1.7	$2,141
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirteen-week periods ended December 2, 2023 and December 3, 2022 was $1,499 and $970, respectively. There were no unrecognized stock‑based compensation costs related to stock options at December 2, 2023.
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
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the thirteen-week period ended December 2, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at September 2, 2023	112	$81.81
Granted	45	89.88
PSU adjustment (1)	23	74.79
Vested	(46)	74.79
Canceled/Forfeited	(1)	82.57
Non-vested PSUs at December 2, 2023 (2)	133	$88.37

(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 200% of its target based on fiscal year 2021 through fiscal year 2023 financial results.
(2)Excludes approximately 5 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The fair value of each PSU is the closing stock price on the New York Stock Exchange (the “NYSE”) of Class A Common Stock on the date of grant. PSUs are expensed over the three-year performance period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting PSU forfeitures and records stock-based compensation expense only for PSU awards that are expected to vest. Upon vesting, subject to the achievement of specific performance goals, a portion of the PSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs, subject to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the PSUs at December 2, 2023 were $7,201, which are expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the thirteen-week period ended December 2, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at September 2, 2023	467	$80.98
Granted	162	97.78
Vested	(155)	79.97
Canceled/Forfeited	(5)	84.78
Non-vested RSUs at December 2, 2023 (1)	469	$87.07
(1)Excludes approximately 27 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each RSU is the closing stock price on the NYSE of Class A Common Stock on the date of grant. RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting RSU forfeitures and records stock-based compensation expense only for RSU awards that are expected to vest. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation, and the remaining RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying RSUs. The unrecognized stock-based compensation costs related to the RSUs at December 2, 2023 were $35,800, which are expected to be recognized over a weighted-average period of 3.1 years.
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of December 2, 2023 and December 3, 2022.
During the thirteen-week periods ended December 2, 2023 and December 3, 2022, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at December 2, 2023 and September 2, 2023 consisted of the following:

	December 2, 2023	September 2, 2023
Accounts receivable	$434,551	$458,168
Less: allowance for credit losses	20,271	22,747
Accounts receivable, net	$414,280	$435,421

In fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to $300,000. During the second quarter of fiscal year 2023, the amount sold to the Purchasers was $300,000 which was derecognized from the Condensed Consolidated Balance Sheet as of that date. The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type.

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of December 2, 2023 and September 2, 2023. The amount of receivables pledged as collateral as of December 2, 2023 and September 2, 2023 was $337,126 and $352,385, respectively.
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Receivables sold under the RPA	$312,980	$—
Cash collected on sold receivables under the RPA	$312,980	$—
The receivables sold incurred fees due to the Purchasers of $4,611 and $0 during the thirteen-week periods ended December 2, 2023 and December 3, 2022, respectively, which were recorded within Other expense, net in the Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 7, “Debt” for more information about these financial covenants.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 7. Debt
Debt at December 2, 2023 and September 2, 2023 consisted of the following:

	December 2, 2023		September 2, 2023
Amended Revolving Credit Facility	$120,000		$50,000
Uncommitted Credit Facilities	193,000		180,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	50,000		50,000
Financing arrangements	1,336		127
Obligations under finance leases	329		475
Less: unamortized debt issuance costs	(937)		(1,026)
Total debt, including obligations under finance leases	$538,478		$454,326
Less: current portion	(244,048)	(2)	(229,935)	(3)
Total long-term debt, including obligations under finance leases	$294,430		$224,391
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $193,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 2.40% Series 2019A Notes, due March 5, 2024, $1,261 from financing arrangements, $135 from obligations under finance leases and net of unamortized debt issuance costs of $348 expected to be amortized in the next 12 months.
(3)Consists of $180,000 from the Uncommitted Credit Facilities, $50,000 from the 2.40% Series 2019A Notes, due March 5, 2024, $37 from financing arrangements, $249 from obligations under finance leases and net of unamortized debt issuance costs of $351 expected to be amortized in the next 12 months.
Amended Revolving Credit Facility
In April 2017, the Company entered into a $600,000 revolving credit facility, which was subsequently amended and extended in August 2021 (as amended and extended, the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility, which matures on August 24, 2026, provides for a five-year unsecured revolving loan facility on a committed basis. The interest rate for borrowings under the Amended Revolving Credit Facility is based on either the Adjusted Term SOFR Rate (as defined in the Amended Revolving Credit Facility) or a base rate, plus a spread based on the Company’s consolidated leverage ratio at the end of each fiscal reporting quarter. The Company currently elects to have loans under the Amended Revolving Credit Facility bear interest based on the Adjusted Term SOFR Rate with one-month interest periods.
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to request one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $5,269 at both December 2, 2023 and September 2, 2023.
Uncommitted Credit Facilities
During fiscal year 2023, the Company extended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $203,000 in aggregate maximum uncommitted availability, under which $193,000 and $180,000 were

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
outstanding at December 2, 2023 and September 2, 2023, respectively, and are included in current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but may not do so in the future. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the thirteen-week period ended December 2, 2023, the Company borrowed an aggregate $148,000 and repaid an aggregate $65,000 under the Credit Facilities. As of December 2, 2023 and September 2, 2023, the weighted-average interest rates on borrowings under the Credit Facilities were 6.25% and 6.17%, respectively.
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
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. As of December 2, 2023, $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, was outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.
Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants. As of December 2, 2023, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Note 8. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of December 2, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 2,443 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.
During the thirteen-week period ended December 2, 2023, the Company repurchased 1,367 shares of Class A Common Stock for $132,045. From this total, 87 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended December 2, 2023 and the remainder were immediately retired. During the thirteen-week period ended December 3, 2022, the Company repurchased 233 shares of Class A Common Stock for $18,539. From this total, 52 shares were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen-week period ended December 3, 2022 and the remainder were immediately retired.
The Company reissued 13 shares and 14 shares of treasury stock during the thirteen-week periods ended December 2, 2023 and December 3, 2022, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $0.83 per share totaling $47,192 for the thirteen weeks ended December 2, 2023. For the thirteen weeks ended December 3, 2022, the Company paid aggregate regular cash dividends of $0.79 per share totaling $44,207.
On December 15, 2023, the Board declared a regular cash dividend of $0.83 per share, payable on January 23, 2024, to shareholders of record at the close of business on January 9, 2024. The dividend is expected to result in aggregate payments of $46,812, based on the number of shares outstanding at December 20, 2023.
Reclassification
In October 2023, the Company completed its previously announced reclassification (the “Reclassification”) of the Common Stock to eliminate the Class B Common Stock, effective at the time that the Company’s Restated Certificate of Incorporation was duly filed with the Secretary of State of the State of New York (the “Effective Time”), as contemplated by that certain Reclassification Agreement, dated as of June 20, 2023 (the “Reclassification Agreement”), with Mitchell Jacobson, Erik Gershwind, other members of the Jacobson / Gershwind family and certain entities affiliated with the Jacobson / Gershwind family (collectively, the “Jacobson / Gershwind Family Shareholders”). Pursuant to the Reclassification, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. The issuance of Class A Common Stock in connection with the Reclassification was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S‐4 (File No. 333-273418).
As contemplated by the Reclassification Agreement, a number of corporate governance changes were implemented, including the following:
•the Jacobson / Gershwind Family Shareholders have the right to designate (i) two individuals (one of whom will be Mr. Erik Gershwind so long as he is the Company’s Chief Executive Officer) for nomination for election to the Board so long as the Jacobson / Gershwind Family Shareholders own 10% or more of the issued and outstanding shares of Class A Common Stock and (ii) one individual for nomination for election to the Board so long as the Jacobson / Gershwind Family Shareholders own less than 10% but more than 5% of the issued and outstanding shares of Class A Common Stock;
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
•the adoption of a “majority of the votes cast” standard for uncontested director elections; and
•the designation of (i) the New York Supreme Court as the exclusive forum for (a) certain derivative claims, (b) claims asserting breach of fiduciary duties, (c) claims pursuant to the New York Business Corporation

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Law, the Company’s Restated Certificate of Incorporation or the Company’s Third Amended and Restated By-Laws or (d) claims governed by the internal affairs doctrine and (ii) the U.S. federal district courts as the exclusive forum for claims under the Securities Act.
Note 9. Restructuring and Other Costs
Optimization of Company Operations and Profitability Improvement
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment. In addition, from time to time, the Company engages consultants to assist in reviewing the optimization of the Company’s operations and improving profitability.
The following table summarizes restructuring and other costs for the thirteen-week periods ended December 2, 2023 and December 3, 2022:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Consulting-related costs	$76	$1,575
Associate severance and separation costs	736	519
Equity award acceleration costs associated with severance	104	—
Total restructuring and other costs	$916	$2,094
Liabilities associated with restructuring and other costs are included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of December 2, 2023. The following table summarizes activity related to liabilities associated with restructuring and other costs for the thirteen-week period ended December 2, 2023:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at September 2, 2023	$100	$1,037	$1,137
Additions	76	736	812
Payments and other adjustments	(100)	(776)	(876)
Balance at December 2, 2023	$76	$997	$1,073
Note 10. Income Taxes
During the thirteen-week period ended December 2, 2023, there were no material changes in unrecognized tax benefits.
The United States government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including the Employee Retention Credit (the “ERC”) provision, which allows for employers to claim a refundable tax credit against the employer share of Social Security taxes equal to 50% of qualified wages paid to qualified employees between March 13, 2020 and December 31, 2020 and 70% of qualified wages paid to qualified employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. During fiscal year 2023, the Company received funds related to ERC claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Management determined the probability threshold has not been met for $5,129 of the funds received in fiscal year 2023, and, as such, that portion of the funds remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 2, 2023. This amount will be recognized in the Condensed Consolidated Statement of Income when the probability threshold has been met, which the Company has determined to be the earlier of a completed audit or the lapse of the relevant statute of limitations.
The Company’s effective tax rate was 24.3% for the thirteen-week period ended December 2, 2023, as compared to 24.7% for the thirteen-week period ended December 3, 2022. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is intended to update the information contained in MSC Industrial Direct Co., Inc.’s (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended September 2, 2023 and presumes that readers have access to, and will have read, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of such Annual Report on Form 10-K.
Overview

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units (“SKUs”) through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 10 regional inventory centers, 38 warehouses, and four manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our field sales and service associate headcount was 2,619 at December 2, 2023, compared to 2,545 at December 3, 2022.
Highlights
Highlights during the thirteen weeks ended December 2, 2023 include the following:
•We generated $81.2 million of cash from operations, compared to $76.0 million for the same period in the prior fiscal year.
•We had net borrowings of $83.0 million on our credit facilities, private placement debt and shelf facility agreements, compared to net payments of $15.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $47.2 million in regular cash dividends, compared to an aggregate $44.2 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $132.0 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), compared to $18.5 million for the same period in the prior fiscal year. The higher repurchase volume was primarily to offset the share dilution resulting from the Reclassification (as defined below).
•We incurred $0.9 million in restructuring and other costs, compared to $2.1 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs and associate severance and separation costs associated with the optimization of the Company’s operations and profitability improvement.
•We completed our previously announced reclassification (the “Reclassification”) of our common stock to eliminate our Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). Pursuant to the Reclassification, each issued and outstanding share of Class B Common Stock was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. See Note 8, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements for additional information.

Recent Developments
Moving Beyond Mission Critical
Our Company-wide initiative, referred to as “Mission Critical,” which focused on market share capture and improved profitability came to a close at the end of fiscal year 2023. We successfully executed on our Mission Critical initiatives, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end markets. The next phase of our mission critical journey is anchored in three pillars: maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, increasing our focus on both core customers and OEM fasteners, and driving productivity improvements and reducing operating expenses as a percentage of sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes.
Impact of Economic Trends
The United States economy has experienced various macroeconomic pressures including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. Such pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. During the first quarter, the Company experienced softening demand for the products and services it offers as evidenced by the decrease in the average IP Index (as defined below) during the quarter. High finished goods inventories from the auto industry disruption in conjunction with a year-end holiday pause further softened customer demand. This, in combination with lingering uncertainty as a result of the UAW strike (as defined below), led many of our customers to reduce inventory rather than purchase new products.
On September, 15, 2023, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) engaged in a strike against major automakers and automotive part suppliers, which was resolved on October 30, 2023. The Company has some direct exposure to the automotive end market and is also indirectly impacted by customers who service the automotive industry. The company continues to broaden and diversify its customer base, however the impact of the UAW strike on automotive and related end markets was a headwind to overall net sales of the Company during the first quarter of fiscal year 2024.
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
Business Environment
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 68% of our revenues came from sales in the manufacturing sector during the thirteen-week period ended December 2, 2023. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP index over the three months ended November 2023 and the average for the three- and 12-month periods ended November 2023 were as follows:

Period	IP Index
September	103.3
October	102.4
November	102.7

Fiscal Year 2024 Q1 Average	102.8
12-Month Average	102.7
The average IP Index for the three months ended November 2023 of 102.8 decreased from the adjusted average from the prior fiscal year quarter of 103.3, which indicates a decline in manufacturing output during the period. General economic uncertainty remains driven by an elevated inflationary environment, sustained high interest rates and political uncertainty. As we see the IP Index continue to fluctuate, we will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations. See “Impact of Economic Trends” above.
Thirteen-Week Period Ended December 2, 2023 Compared to the Thirteen-Week Period Ended December 3, 2022
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	December 2, 2023		December 3, 2022		Change
	$	%	$	%	$	%
Net sales	$953,969	100.0%	$957,745	100.0%	$(3,776)	(0.4)%
Cost of goods sold	560,852	58.8%	559,946	58.5%	906	0.2%
Gross profit	393,117	41.2%	397,799	41.5%	(4,682)	(1.2)%
Operating expenses	290,633	30.5%	279,695	29.2%	10,938	3.9%
Restructuring and other costs	916	0.1%	2,094	0.2%	(1,178)	(56.3)%
Income from operations	101,568	10.6%	116,010	12.1%	(14,442)	(12.4)%
Total other expense	(10,250)	(1.1)%	(8,159)	(0.9)%	(2,091)	25.6%
Income before provision for income taxes	91,318	9.6%	107,851	11.3%	(16,533)	(15.3)%
Provision for income taxes	22,190	2.3%	26,639	2.8%	(4,449)	(16.7)%
Net income	69,128	7.2%	81,212	8.5%	(12,084)	(14.9)%
Less: Net loss attributable to noncontrolling interest	(222)	0.0%	(102)	0.0%	(120)	117.6%
Net income attributable to MSC Industrial	$69,350	7.3%	$81,314	8.5%	$(11,964)	(14.7)%
Net Sales
Net sales decreased 0.4%, or $3.8 million, to $954.0 million for the thirteen-week period ended December 2, 2023, as compared to $957.7 million for the same period in the prior fiscal year. The $3.8 million decrease in net sales was comprised of $29.7 million of lower sales volume, partially offset by $15.5 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $7.8 million of net sales from fiscal year 2023 acquisitions and $2.6 million of favorable foreign exchange impact. Of the $3.8 million decrease in net sales during the thirteen-week period ended December 2, 2023, sales to our core and other customers decreased by $30.3 million, partially offset by an increase in sales to our national account customers of $17.9 million and an increase in sales to our public sector customers of $8.6 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company and by customer end-market for the thirteen-week periods ended December 2, 2023 and December 3, 2022, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
Net Sales (in thousands)	$953,969	$957,745
Sales Days	62	62
ADS (1) (in millions)	$15.4	$15.4
Total Company ADS Percent Change (2)	(0.4)%	12.9%

Manufacturing Customers ADS Percent Change (2)	(3.7)%	11.1%
Manufacturing Customers Percent of Total Net Sales	68%	69%

Non-Manufacturing Customers ADS Percent Change (2)	7.0%	17.2%
Non-Manufacturing Customers Percent of Total Net Sales	32%	31%

(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2023 fiscal period to the 2024 fiscal period and the change from the 2022 fiscal period to the 2023 fiscal period, respectively.

We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.3% of consolidated net sales for the thirteen-week period ended December 2, 2023, as compared to 61.9% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $393.1 million for the thirteen-week period ended December 2, 2023 decreased $4.7 million, or 1.2%, compared to the same period in the prior fiscal year. Gross profit margin was 41.2% for the thirteen-week period ended December 2, 2023, as compared to 41.5% for the same period in the prior fiscal year. The decrease in gross profit and gross profit margin was primarily a result of lower sales volume as described above and a headwinds between sales price and cost of goods sold.
Operating Expenses
Operating expenses increased 3.9%, or $10.9 million, to $290.6 million for the thirteen-week period ended December 2, 2023, as compared to $279.7 million for the same period in the prior fiscal year. Operating expenses were 30.5% of net sales for the thirteen-week period ended December 2, 2023, as compared to 29.2% for the same period in the prior fiscal year. These increases were primarily attributable to higher payroll and payroll-related costs and professional fees associated with the Reclassification, partially offset by a decrease in freight expense.
Payroll and payroll-related costs for the thirteen-week period ended December 2, 2023 were 56.8% of total operating expenses, as compared to 56.2% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $7.8 million for the thirteen-week period ended December 2, 2023. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expense, primarily attributable to higher associate headcount to support our strategic growth investments and annual merit increases. Fringe benefit costs also increased, resulting from higher insurance-related healthcare reserves due to recent higher healthcare claims. These increases were partially offset by a lower incentive compensation accrual.
Freight expense was $37.4 million for the thirteen-week period ended December 2, 2023, as compared to $40.5 million for the same period in the prior fiscal year. The primary drivers of the decrease in freight expense were decreased sales volume and dissipating fuel-related charges.
Restructuring and Other Costs

We incurred $0.9 million in restructuring and other costs for the thirteen-week period ended December 2, 2023, as compared to $2.1 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs, associate severance and separation costs and equity award acceleration costs associated with severance related with the optimization of the Company’s operations and profitability improvement. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 12.4%, or $14.4 million, to $101.6 million for the thirteen-week period ended December 2, 2023, as compared to $116.0 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 10.6% for the thirteen-week period ended December 2, 2023, as compared to 12.1% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a lower gross profit margin and an increase in operating expenses as a percentage of net sales during the thirteen-week period ended December 2, 2023.
Total Other Expense

Total other expense increased 25.6%, or $2.1 million, to $10.3 million for the thirteen-week period ended December 2, 2023, as compared to $8.2 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the Receivables Purchase Agreement (the “RPA”) entered into during fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended December 2, 2023 was 24.3%, as compared to 24.7% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the thirteen-week period ended December 2, 2023, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	December 2, 2023	September 2, 2023	$ Change
	(In thousands)
Total debt	$538,478	$454,326	$84,152
Less: Cash and cash equivalents	25,805	50,052	(24,247)
Net debt	$512,673	$404,274	$108,399
Total shareholders’ equity	$1,398,225	$1,492,582	$(94,357)
As of December 2, 2023, we had $25.8 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of December 2, 2023, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $538.5 million, net of unamortized debt issuance costs of $0.9 million, as compared to total borrowings outstanding of $454.3 million, net of unamortized debt issuance costs of $1.0 million, as of the end of fiscal year 2023. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirteen Weeks Ended
	December 2, 2023	December 3, 2022
	(In thousands)
Net cash provided by operating activities	$81,168	$76,024
Net cash used in investing activities	(18,433)	(25,591)
Net cash used in financing activities	(87,191)	(67,950)
Effect of foreign exchange rate changes on cash and cash equivalents	209	311
Net decrease in cash and cash equivalents	$(24,247)	$(17,206)
Cash Flows from Operating Activities
Net cash provided by operating activities was $81.2 million for the thirteen weeks ended December 2, 2023 compared to $76.0 million for the thirteen weeks ended December 3, 2022. The increase was primarily due to the following:
•a decrease in the change in accounts receivable and inventories primarily attributable to lower sales and purchase volume; partially offset by
•a decrease in the change in accounts payable and accrued purchases as compared to the prior year period and a decrease in net income as described above.
The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	December 2, 2023	September 2, 2023	December 3, 2022
	(Dollars in thousands)
Working Capital (1)	$643,108	$668,077	$831,812
Current Ratio (2)	2.0	2.0	2.1

Days’ Sales Outstanding (3)	40.8	36.5	64.9
Inventory Turnover (4)	3.2	3.2	3.2
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
Working capital and the current ratio both remained consistent to September 2, 2023. The slight decrease in working capital was primarily due to lower accounts receivable, inventory and cash balances, partially offset by a lower accounts payable balance. The decline in accounts payable was a result of recent lower purchase volume. Working capital and the current ratio both declined compared to December 3, 2022, primarily due to a decrease in accounts receivable resulting from the RPA entered into during fiscal year 2023. The RPA reduced the accounts receivable balance by $300.0 million.
The increase in days’ sales outstanding as of December 2, 2023 as compared to September 2, 2023 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms. The decrease in days’ sales outstanding as of December 2, 2023 as compared to December 3, 2022 was primarily due to the RPA entered into during fiscal year 2023.
Inventory turnover as of December 2, 2023 remained consistent with both September 2, 2023 and December 3, 2022.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirteen weeks ended December 2, 2023 and December 3, 2022 was $18.4 million and $25.6 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $87.2 million for the thirteen weeks ended December 2, 2023 compared to $68.0 million for the thirteen weeks ended December 3, 2022, primarily due to the following:
•$132.0 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended December 2, 2023, compared to $18.5 million in aggregate repurchases of Class A Common Stock during the thirteen weeks ended December 3, 2022;
•$47.2 million of regular cash dividends paid during the thirteen weeks ended December 2, 2023, compared to $44.2 million of regular cash dividends paid during the thirteen weeks ended December 3, 2022; and
•net borrowings under our credit facilities, private placement debt and shelf facility agreements of $83.0 million during the thirteen weeks ended December 2, 2023, compared to net payments of $15.0 million during the thirteen weeks ended December 3, 2022.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of December 2, 2023, the Company also had three uncommitted credit facilities, totaling $203.0 million of aggregate maximum uncommitted availability. As of December 2, 2023, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $474.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt and Shelf Facility Agreements
In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf facility agreements (together, the “Shelf Facility Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. Pursuant to the terms of the Shelf Facility Agreements, no new unsecured senior notes may be issued and sold after January 12, 2021. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.

Leases and Financing Arrangements
As of December 2, 2023, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
There have been no material changes outside the ordinary course of business in the Company’s critical accounting policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 2, 2023.
Recently Adopted Accounting Standards
See Note 1, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For information regarding our exposure to certain market risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Interest Rate Risks” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 2, 2023. Except as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report, there have been no significant changes in our financial instrument portfolio or interest rate risk since our September 2, 2023 fiscal year-end.
Item 4. Controls and Procedures.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks and the uncertainties discussed in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended September 2, 2023, which could materially affect our business, financial condition and/or operating results. There have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended December 2, 2023:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
9/3/23-10/3/23	205,239	$96.80	204,744	3,519,279
10/4/23-11/2/23	448,734	$94.48	441,174	3,078,105
11/3/23-12/2/23	713,415	$97.78	634,705	2,443,400
Total	1,367,388		1,280,623
(1)During the thirteen weeks ended December 2, 2023, 86,765 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis.
(3)In June 2021, the Board of Directors terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of December 2, 2023, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 2,443,400 shares.

Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended December 2, 2023, none of our directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits
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
10.1
Registration Rights Agreement, dated as of October 4, 2023, by and among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023 (File No. 001-14130)).

10.2	Form of Restricted Stock Unit Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.3	Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.4	MSC Executive Severance Plan.*†
10.5	MSC Industrial Direct Co., Inc. Deferred Compensation Plan for Non-Executive Directors and Consultants.*†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: January 9, 2024	By:	/s/ ERIK GERSHWIND
Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)

Dated: January 9, 2024	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )