Form 10-Q
period 2024-03-02
MSC INDUSTRIAL DIRECT CO INC
filed 2024-03-28
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 15, 2024, 56,300,611 shares of Class A Common Stock of the registrant were outstanding.

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
•the failure to comply with applicable environmental, health and safety laws and regulations and other laws and regulations applicable to our business;
•the outcome of government or regulatory proceedings;

•goodwill and other indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired;
•our common stock price may be volatile due to factors outside of our control;
•the significant influence that our principal shareholders will continue to have over our decisions; and
•our ability to realize the desired benefits from the Reclassification (as defined in Note 9, “Shareholders’ Equity”).

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2024
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 2, 2024	September 2, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,227	$50,052
Accounts receivable, net of allowance for credit losses of $20,260 and $22,747, respectively	428,699	435,421
Inventories	685,373	726,521
Prepaid expenses and other current assets	128,614	105,519
Total current assets	1,264,913	1,317,513
Property, plant and equipment, net	330,765	319,660
Goodwill	722,101	718,174
Identifiable intangibles, net	106,833	110,641
Operating lease assets	61,943	65,909
Other assets	14,839	12,237
Total assets	$2,501,394	$2,544,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$257,829	$229,935
Current portion of operating lease liabilities	21,686	21,168
Accounts payable	208,111	226,299
Accrued expenses and other current liabilities	142,804	172,034
Total current liabilities	630,430	649,436
Long-term debt including obligations under finance leases	294,474	224,391
Noncurrent operating lease liabilities	41,230	45,924
Deferred income taxes and tax uncertainties	131,761	131,801
Total liabilities	1,097,895	1,051,552
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,600,348 and 48,075,100 shares issued, respectively	58	48
Class B Common Stock (10 votes per share); $0.001 par value; 0 shares authorized; 0 and 8,654,010 shares issued and outstanding, respectively	—	9
Additional paid-in capital	1,059,405	849,502
Retained earnings	463,874	755,007
Accumulated other comprehensive loss	(17,340)	(17,725)
Class A treasury stock, at cost, 1,299,705 and 1,230,960 shares, respectively	(115,488)	(107,677)
Total MSC Industrial shareholders’ equity	1,390,509	1,479,164
Noncontrolling interest	12,990	13,418
Total shareholders’ equity	1,403,499	1,492,582
Total liabilities and shareholders’ equity	$2,501,394	$2,544,134
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net sales	$935,348	$961,632	$1,889,317	$1,919,377
Cost of goods sold	546,737	564,937	1,107,589	1,124,883
Gross profit	388,611	396,695	781,728	794,494
Operating expenses	291,235	280,630	581,868	560,325
Restructuring and other costs	6,181	1,783	7,097	3,877
Income from operations	91,195	114,282	192,763	230,292
Other income (expense):
Interest expense	(6,951)	(5,956)	(12,271)	(12,875)
Interest income	43	151	168	251
Other expense, net	(4,332)	(2,299)	(9,387)	(3,639)
Total other expense	(11,240)	(8,104)	(21,490)	(16,263)
Income before provision for income taxes	79,955	106,178	171,273	214,029
Provision for income taxes	18,390	26,863	40,580	53,502
Net income	61,565	79,315	130,693	160,527
Less: Net (loss) income attributable to noncontrolling interest	(282)	175	(504)	73
Net income attributable to MSC Industrial	$61,847	$79,140	$131,197	$160,454
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.10	$1.42	$2.33	$2.87
Diluted	$1.10	$1.41	$2.32	$2.86
Weighted-average shares used in computing net income per common share:
Basic	56,325	55,880	56,377	55,885
Diluted	56,467	56,001	56,595	56,074
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Net income, as reported	$61,565	$79,315	$130,693	$160,527
Other comprehensive income, net of tax:
Foreign currency translation adjustments	57	2,549	461	3,819
Comprehensive income(1)	61,622	81,864	131,154	164,346
Comprehensive income attributable to noncontrolling interest:
Net loss (income)	282	(175)	504	(73)
Foreign currency translation adjustments	(120)	(800)	(76)	(1,135)
Comprehensive income attributable to MSC Industrial	$61,784	$80,889	$131,582	$163,138
(1)There were no material taxes associated with other comprehensive income during the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Class A Common Stock
Beginning Balance	$58	$49	$48	$48
Associate Incentive Plans	—	—	—	1
Repurchase and retirement of Class A Common Stock	—	—	(1)	—
Reclassification of Class B Common Stock to Class A Common Stock	—	—	11	—
Ending Balance	58	49	58	49
Class B Common Stock
Beginning Balance	—	9	9	9
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(9)	—
Ending Balance	—	9	—	9
Additional Paid-in Capital
Beginning Balance	1,052,729	814,493	849,502	798,408
Associate Incentive Plans	6,703	9,800	21,740	25,915
Repurchase and retirement of Class A Common Stock	(27)	(25)	(241)	(55)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	188,404	—
Ending Balance	1,059,405	824,268	1,059,405	824,268
Retained Earnings
Beginning Balance	464,962	703,565	755,007	681,292
Net Income	61,847	79,140	131,197	160,454
Repurchase and retirement of Class A Common Stock	(15,728)	(12,240)	(139,042)	(26,522)
Regular cash dividends declared on Class A Common Stock	(46,772)	(37,269)	(93,964)	(74,639)
Regular cash dividends declared on Class B Common Stock	—	(6,837)	—	(13,674)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(188,406)	—
Dividend equivalents declared, net of cancellations	(435)	(533)	(918)	(1,085)
Ending Balance	463,874	725,826	463,874	725,826
Accumulated Other Comprehensive Loss
Beginning Balance	(17,277)	(22,186)	(17,725)	(23,121)
Foreign Currency Translation Adjustment	(63)	1,749	385	2,684
Ending Balance	(17,340)	(20,437)	(17,340)	(20,437)
Treasury Stock
Beginning Balance	(115,399)	(109,592)	(107,677)	(106,202)
Associate Incentive Plans	788	1,014	1,582	1,851
Repurchase of Class A Common Stock	(877)	(203)	(9,393)	(4,430)
Ending Balance	(115,488)	(108,781)	(115,488)	(108,781)
Total Shareholders’ Equity Attributable to MSC Industrial	1,390,509	1,420,934	1,390,509	1,420,934
Noncontrolling Interest
Beginning Balance	13,152	12,082	13,418	11,849
Foreign Currency Translation Adjustment	120	800	76	1,135
Net (Loss) Income	(282)	175	(504)	73
Ending Balance	12,990	13,057	12,990	13,057
Total Shareholders’ Equity	$1,403,499	$1,433,991	$1,403,499	$1,433,991
Dividends declared per Class A Common Share	$0.83	$0.79	$1.66	$1.58
Dividends declared per Class B Common Share	$—	$0.79	$—	$1.58
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023
Cash Flows from Operating Activities:
Net income	$130,693	$160,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,372	37,223
Amortization of cloud computing arrangements	703	468
Non-cash operating lease cost	11,020	9,883
Stock-based compensation	9,889	9,969
Loss on disposal of property, plant and equipment	236	249
Non-cash changes in fair value of estimated contingent consideration	441	—
Provision for credit losses	2,354	5,490
Expenditures for cloud computing arrangements	(6,298)	(154)
Changes in operating assets and liabilities:
Accounts receivable	6,468	273,835
Inventories	44,476	(27,787)
Prepaid expenses and other current assets	(22,714)	(6,895)
Operating lease liabilities	(11,234)	(9,820)
Other assets	2,813	(897)
Accounts payable and accrued liabilities	(49,308)	(35,651)
Total adjustments	29,218	255,913
Net cash provided by operating activities	159,911	416,440
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(43,783)	(40,571)
Cash used in acquisitions, net of cash acquired	(9,868)	(20,533)
Net cash used in investing activities	(53,651)	(61,104)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(148,677)	(31,007)
Payments of regular cash dividends	(93,964)	(88,313)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	2,327	2,332
Proceeds from exercise of Class A Common Stock options	8,251	12,775
Borrowings under credit facilities	297,000	208,000
Payments under credit facilities	(202,000)	(403,000)
Borrowings under financing obligations	3,850	1,061
Payments under Shelf Facility Agreements and Private Placement Debt	—	(50,000)
Other, net	(1,064)	(1,171)
Net cash used in financing activities	(134,277)	(349,323)
Effect of foreign exchange rate changes on cash and cash equivalents	192	65
Net (decrease) increase in cash and cash equivalents	(27,825)	6,078
Cash and cash equivalents—beginning of period	50,052	43,537
Cash and cash equivalents—end of period	$22,227	$49,615

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$55,743	$58,641
Cash paid for interest	$11,996	$10,327
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 2, 2024 and September 2, 2023, results of operations for the thirteen- and twenty-six weeks ended March 2, 2024 and March 4, 2023, and cash flows for the twenty-six weeks ended March 2, 2024 and March 4, 2023. The financial information as of September 2, 2023 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2023.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. The fiscal quarters ended March 2, 2024 and March 4, 2023 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Reclassifications were made to the unaudited Condensed Consolidated Statement of Cash Flows for the first half of fiscal year 2023 to conform with the current year presentation.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities, including those with a single reporting segment, to disclose significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, including subsequent interim periods, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material scope 1 and scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors and management related to climate-related risks. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted for the Company’s fiscal year 2026, followed in later years by greenhouse gas-related requirements. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $8,464 and $8,632 as of March 2, 2024 and September 2, 2023, respectively, and are reported as accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $23,500 and $31,954 as of March 2, 2024 and September 2, 2023, respectively, and are included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $3,551 and $3,733 as of March 2, 2024 and September 2, 2023, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of March 2, 2024 and September 2, 2023.
Disaggregation of Revenue
The Company has determined that it operates as one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations products and services. The conclusion of a single reporting segment is based on the nature of the products the Company sells to its diverse customer base, the distribution footprint and the regulatory environment in which Company operates.

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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Manufacturing Heavy	48%	49%	47%	49%
Manufacturing Light	21%	20%	21%	20%
Public Sector	8%	8%	9%	8%
Retail/Wholesale	8%	7%	8%	7%
Commercial Services	4%	4%	4%	4%
Other (1)	11%	12%	11%	12%
Total	100%	100%	100%	100%

(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.

The Company groups customers into three categories by type of customer: national account, public sector and core and other. National account customers include Fortune 1000 companies, large privately held companies, and international companies doing business in North America. Public sector customers are governments and their instrumentalities such as federal agencies, state governments, and public sector healthcare providers. Federal government customers include the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States General Services Administration, the United States Department of Defense, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. The Company has individual state and local contracts, as well as contracts through partnerships with several state co-operatives. Core and other customers are those customers that are not national account customers or public sector customers.

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended (1)		Twenty-Six Weeks Ended (1)
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
National Account Customers	38%	36%	37%	36%
Public Sector Customers	8%	8%	9%	8%
Core and Other Customers	54%	56%	54%	56%
Total	100%	100%	100%	100%
(1)Includes a reclassification of certain customers during the second quarter of fiscal year 2024, primarily between national account customers and core and other customers.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas was as follows for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	1%	2%	2%
North America	99%	98%	99%	99%
Other foreign countries	1%	2%	1%	1%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. In the first quarter of fiscal year 2024, all Class B Common Stock was reclassified, exchanged and converted into Class A Common Stock in connection with the Reclassification. See Note 9, “Shareholders’ Equity” for additional information. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Numerator:
Net income attributable to MSC Industrial, as reported	$61,847	$79,140	$131,197	$160,454
Denominator:
Weighted-average shares outstanding for basic net income per share	56,325	55,880	56,377	55,885
Effect of dilutive securities	142	121	218	189
Weighted-average shares outstanding for diluted net income per share	56,467	56,001	56,595	56,074
Net income per share:
Basic	$1.10	$1.42	$2.33	$2.87
Diluted	$1.10	$1.41	$2.32	$2.86

Potentially dilutive securities	15	215	8	225
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Stock options	$—	$—	$—	$101
Restricted stock units (1)	3,777	3,957	8,052	7,668
Performance share units (1)	832	945	1,653	2,040
Associate Stock Purchase Plan	79	77	184	160
Stock-based compensation expense	4,688	4,979	9,889	9,969
Deferred income tax benefit	(1,079)	(1,259)	(2,343)	(2,492)
Stock-based compensation expense, net	$3,609	$3,720	$7,546	$7,477
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended March 2, 2024. See Note 10, “Restructuring and Other Costs” for additional information.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the Company’s stock option activity for the twenty-six-week period ended March 2, 2024 is as follows:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2023	218	$81.60
Granted	—	—
Exercised	(103)	80.25
Canceled/Forfeited/Expired	—	—
Outstanding on March 2, 2024	115	$82.81	1.5	$2,006
Exercisable on March 2, 2024	115	$82.81	1.5	$2,006
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the twenty-six-week periods ended March 2, 2024 and March 4, 2023 was $1,784 and $1,563, respectively. There were no unrecognized stock‑based compensation costs related to stock options at March 2, 2024.
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
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the twenty-six-week period ended March 2, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at September 2, 2023	112	$81.81
Granted	45	97.78
PSU adjustment (1)	23	74.79
Vested	(46)	74.79
Canceled/Forfeited	(2)	84.31
Non-vested PSUs at March 2, 2024 (2)	132	$88.39

(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 200% of its target based on fiscal year 2021 through fiscal year 2023 financial results.
(2)Excludes approximately 6 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the twenty-six-week period ended March 2, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at September 2, 2023	467	$80.98
Granted	191	98.13
Vested	(186)	80.52
Canceled/Forfeited	(17)	86.15
Non-vested RSUs at March 2, 2024 (1)	455	$88.19
(1)Excludes approximately 28 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each PSU and RSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. PSUs are expensed over the three-year performance period of each respective grant and RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting PSU and RSU forfeitures and records stock-based compensation expense only for PSU and RSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the PSU and RSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs and RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs and RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs and RSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation costs related to the PSUs and RSUs at March 2, 2024 were $6,000 and $34,006, respectively, which are expected to be recognized over a weighted-average period of 1.7 and 3.0 years, respectively.

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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of March 2, 2024 and March 4, 2023.
During the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Note 6. Accounts Receivable
Accounts receivables at March 2, 2024 and September 2, 2023 consisted of the following:

	March 2, 2024	September 2, 2023
Accounts receivable	$448,959	$458,168
Less: allowance for credit losses	20,260	22,747
Accounts receivable, net	$428,699	$435,421

In the second quarter of fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to $300,000. During the second quarter of fiscal year 2023, the amount sold to the Purchasers was $300,000 which was derecognized from the Condensed Consolidated Balance Sheet as of that date. The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type.

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of March 2, 2024 and September 2, 2023. The amount of receivables pledged as collateral as of March 2, 2024 and September 2, 2023 was $348,848 and $352,385, respectively.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Receivables sold under the RPA	$316,877	$543,124	$629,857	$543,124
Cash collected on sold receivables under the RPA	$316,877	$243,121	$629,857	$243,121
The receivables sold incurred fees due to the Purchasers of $4,616 and $9,227 during the thirteen- and twenty-six-week periods ended March 2, 2024, respectively, and $3,323 during both the thirteen- and twenty-six-week periods ended March 4, 2023, which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 8, “Debt” for more information about these financial covenants.
Note 7. Acquisitions

SMRT Asset Acquisition

In December 2023, the Company acquired certain intellectual property assets from Schmitz Manufacturing Research & Technology LLC (“SMRT”), a leading company in mechanical, aerospace and manufacturing engineering. The acquired assets relate to SMRT’s technology assets for the United States manufacturing industry. With this investment, the Company intends to enhance its ability to create and advance technology for the United States machining industry to strengthen its market leadership in metalworking.

This acquisition was accounted for as an asset acquisition, as the fair value of the gross assets acquired is concentrated in the value of the SMRT intellectual property intangible assets. The total cost of the acquisition was $2,894, inclusive of approximately $145 of transaction-related costs and $1,200 of deferred consideration payable to the sellers, in accordance with the asset purchase agreement. The Company allocated the total cost of the acquisition to intellectual property intangible assets and assigned the assets a useful life of five years.

Acquisition of KAR

In January 2024, the Company acquired 100% of the outstanding shares of privately held KAR Industrial Inc. (“KAR”), a Canada-based metalworking distributor, for aggregate consideration of $8,903, which includes cash paid of $8,303, subject to certain post-closing adjustments, and contingent consideration to be paid out of $747, which had a present value of $600 as of the acquisition date based on a Monte Carlo Simulation approach. Total cash consideration funded by the Company came from available cash resources.

KAR specializes in measuring and cutting tools, machine tool accessories and other manufacturing-related supplies across Canada’s industrial landscape. The Company expects to capitalize on KAR’s metalworking expertise, knowledge of the Canadian market and value-added services by offering KAR’s customers access to the full breadth of MSC Industrial’s product portfolio, including E-commerce capabilities.

This acquisition was accounted for as a single business acquisition pursuant to ASC Topic 805, “Business Combinations” (“ASC Topic 805”). As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s purchase accounting as of March 2, 2024 is preliminary primarily due to the pending final valuation and an expected working capital adjustment to the purchase price.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The following table summarizes the amounts of identified assets acquired and liabilities assumed based on their estimated fair value at the acquisition date:

Cash	$129
Inventories	3,130
Accounts receivable	1,987
Prepaid expenses and other current assets	115
Identifiable intangibles	971
Goodwill	3,885
Property, plant and equipment	45
Total assets acquired	$10,262
Accounts payable	1,196
Accrued liabilities	163
Total liabilities assumed	$1,359
Total purchase price consideration	$8,903

Acquired identifiable intangible assets with a fair value of $971 consisted of customer relationships of $747 with useful lives of 10 years and trade names of $224 with useful lives of five years. The goodwill amount of $3,885 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit of expanding the Company’s metalworking footprint within the Canadian market. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is non-deductible for income tax purposes.

The amount of combined revenue and income before provision for income taxes from KAR included in the unaudited Condensed Consolidated Statements of Income for the thirteen- and twenty-six-week periods ended March 2, 2024 was $2,476 and $99, respectively. In addition, for the thirteen- and twenty-six-week periods ended March 2, 2024, the Company incurred non-recurring transaction and integration costs relating to the acquisition totaling $465, which are included in Operating expenses in the unaudited Condensed Consolidated Statements of Income.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 8. Debt
Debt at March 2, 2024 and September 2, 2023 consisted of the following:

	March 2, 2024		September 2, 2023
Amended Revolving Credit Facility	$120,000		$50,000
Uncommitted Credit Facilities	205,000		180,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	50,000		50,000
Financing arrangements	3,106		127
Obligations under finance leases	295		475
Less: unamortized debt issuance costs	(848)		(1,026)
Total debt, including obligations under finance leases	$552,303		$454,326
Less: current portion	(257,829)	(2)	(229,935)	(3)
Total long-term debt, including obligations under finance leases	$294,474		$224,391
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $205,000 from the Uncommitted Credit Facilities (as defined below), $50,000 from the 2.40% Series 2019A Notes, due March 5, 2024, $3,045 from financing arrangements, $129 from obligations under finance leases and net of unamortized debt issuance costs of $345 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 and $5,269 at March 2, 2024 and September 2, 2023, respectively.
Uncommitted Credit Facilities
During the second quarter of fiscal year 2024, the Company extended two of its three uncommitted credit facilities. The third uncommitted credit facility is expected to be extended in the third quarter of fiscal year 2024. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
“Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $205,000 and $180,000 were outstanding at March 2, 2024 and September 2, 2023, respectively, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the twenty-six-week period ended March 2, 2024, the Company borrowed an aggregate $297,000 and repaid an aggregate $202,000 under the Credit Facilities. As of March 2, 2024 and September 2, 2023, the weighted-average interest rates on borrowings under the Credit Facilities were 6.23% and 6.17%, respectively.
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
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. As of March 2, 2024, $50,000 aggregate principal amount of 2.40% Series 2019A Notes, due March 5, 2024, was outstanding under notes issued in private placements pursuant to the Shelf Facility Agreements.
Subsequent to the fiscal quarter ended March 2, 2024, the Company paid $50,000 to satisfy its obligation on the 2.40% Series 2019A Notes, due March 5, 2024, associated with the Shelf Facility Agreements.
Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants. As of March 2, 2024, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Note 9. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of March 2, 2024, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 2,278 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
During the thirteen- and twenty-six-week periods ended March 2, 2024, the Company repurchased 175 shares and 1,542 shares, respectively, of Class A Common Stock for $16,632 and $148,677, respectively. From these totals, 9 shares and 96 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 2, 2024 and the remainder were immediately retired. During the thirteen- and twenty-six-week periods ended March 4, 2023, the Company repurchased 152 shares and 385 shares, respectively, of Class A Common Stock for $12,468 and $31,007, respectively. From these totals, 2 shares and 54 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and twenty-six-week periods ended March 4, 2023 and the remainder were immediately retired.
The Company reissued 14 shares and 27 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 2, 2024, respectively, and reissued 17 shares and 31 shares of treasury stock during the thirteen- and twenty-six-week periods ended March 4, 2023, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $1.66 per share totaling $93,964 for the twenty-six-week period ended March 2, 2024. For the twenty-six-week period ended March 4, 2023, the Company paid aggregate regular cash dividends of $1.58 per share totaling $88,313.
On March 26, 2024, the Board declared a regular cash dividend of $0.83 per share, payable on April 23, 2024, to shareholders of record at the close of business on April 9, 2024. The dividend is expected to result in aggregate payments of $46,730, based on the number of shares outstanding at March 15, 2024.
Reclassification
In the first quarter of fiscal year 2024, the Company completed its previously announced reclassification (the “Reclassification”) of the Common Stock to eliminate the Class B Common Stock, effective at the time that the Company’s Restated Certificate of Incorporation was duly filed with the Secretary of State of the State of New York (the “Effective Time”), as contemplated by that certain Reclassification Agreement, dated as of June 20, 2023 (the “Reclassification Agreement”), with Mitchell Jacobson, Erik Gershwind, other members of the Jacobson / Gershwind family and certain entities affiliated with the Jacobson / Gershwind family (collectively, the “Jacobson / Gershwind Family Shareholders”). Pursuant to the Reclassification, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. The issuance of Class A Common Stock in connection with the Reclassification was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S‐4 (File No. 333-273418).
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
•the adoption of a “majority of the votes cast” standard for uncontested director elections; and
•the designation of (i) the New York Supreme Court as the exclusive forum for (a) certain derivative claims, (b) claims asserting breach of fiduciary duties, (c) claims pursuant to the New York Business Corporation Law, the Company’s Restated Certificate of Incorporation or the Company’s Third Amended and Restated By-Laws or (d) claims governed by the internal affairs doctrine and (ii) the U.S. federal district courts as the exclusive forum for claims under the Securities Act.
Note 10. Restructuring and Other Costs
Optimization of Company Operations and Profitability Improvement
The Company continues to identify opportunities for improvements in its workforce realignment, strategy and staffing, and its focus on performance management, to ensure it has the right skill sets and number of associates to execute its long-term vision. As such, the Company extends voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. In the second quarter of fiscal year 2024, Restructuring and other costs principally consisted of severance and separation charges relating to an associate voluntary termination program.

In addition, from time to time, the Company incurs certain expenses that are an integral component of, and directly attribute to, its restructuring activities, which do not qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. These include professional and consulting-related costs directly associated with the optimization of the Company’s operations and profitability improvement, which are also included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income.
The following table summarizes Restructuring and other costs for the thirteen- and twenty-six-week periods ended March 2, 2024 and March 4, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023	March 2, 2024	March 4, 2023
Consulting-related costs	$998	$1,540	$1,074	$3,115
Associate severance and separation costs	4,904	243	5,640	762
Equity award acceleration costs associated with severance	279	—	383	—
Total Restructuring and other costs	$6,181	$1,783	$7,097	$3,877
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 2, 2024. The following table summarizes activity related to liabilities associated with Restructuring and other costs for the twenty-six-week period ended March 2, 2024:

	Consulting-related costs	Associate severance and separation costs	Total
Balance at September 2, 2023	$100	$1,037	$1,137
Additions	1,074	5,640	6,714
Payments and other adjustments	(1,057)	(1,448)	(2,505)
Balance at March 2, 2024	$117	$5,229	$5,346

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 11. Income Taxes
During the twenty-six-week period ended March 2, 2024, there were no material changes in unrecognized tax benefits.
During fiscal year 2023, the Company received funds related to Employee Retention Credit (“ERC”) claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Management determined the probability threshold has not been met for $5,129 of the funds received in fiscal year 2023, and, as such, that portion of the funds remains in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 2, 2024. This amount will be recognized in the unaudited Condensed Consolidated Statement of Income when the probability threshold has been met, which the Company has determined to be the earlier of a completed audit or the lapse of the relevant statute of limitations.
The Company’s effective tax rate was 23.7% for the twenty-six-week period ended March 2, 2024, as compared to 25.0% for the twenty-six-week period ended March 4, 2023. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
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
Note 13: Subsequent Events

Subsequent to the fiscal quarter ended March 2, 2024, the Company commenced its plan to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio. The closure is part of the Company’s strategic realignment efforts to optimize its distribution network and enhance operational efficiency.

The Company is in the initial stages of developing its plan to sell the asset, such as initiating a search for a buyer and actively marketing the asset for sale. The Company will also assess if the criteria to classify the building as held for sale will be met in the next quarterly reporting period. The fair value is expected to be in excess of the carrying amounts of approximately $20,628 and $4,097 of the building and building improvements and land assets, respectively.

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
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from six customer fulfillment centers, 10 regional inventory centers, 41 warehouses, and four manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers, and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our vending machines in service totaled 25,854 as of March 2, 2024, compared to 23,286 as of March 4, 2023, and our In-Plant programs totaled 312 locations as of March 2, 2024, compared to 224 as of March 4, 2023. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,640 as of March 2, 2024, compared to 2,574 as of March 4, 2023.
Highlights
Highlights during the twenty-six weeks ended March 2, 2024 include the following:
•We generated $159.9 million of cash from operations, compared to $416.4 million for the same period in the prior fiscal year. The decline was primarily due to the $300.0 million Receivables Purchase Agreement (the “RPA”) entered into during the second quarter of fiscal year 2023.
•We had net borrowings of $95.0 million on our credit facilities, private placement debt and shelf facility agreements, compared to net payments of $245.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $94.0 million in regular cash dividends, compared to an aggregate $88.3 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $148.7 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), compared to $31.0 million for the same period in the prior fiscal year. The higher share repurchase volume was primarily to offset the share dilution resulting from the Reclassification (as defined below).
•We acquired certain intellectual property assets from Schmitz Manufacturing Research & Technology LLC (“SMRT”) for aggregate consideration of $2.9 million.
•We acquired KAR Industrial Inc. (“KAR”) for aggregate consideration of $8.9 million, subject to certain post-closing adjustments.
•We incurred $7.1 million in restructuring and other costs, compared to $3.9 million for the same period in the prior fiscal year, consisting of voluntary and involuntary associate severance and separation costs and consulting-related costs.
•In the first quarter of fiscal year 2024, we completed our previously announced reclassification (the “Reclassification”) of our common stock to eliminate our Class B Common Stock, par value $0.001 per share (“Class B Common Stock”). Pursuant to the Reclassification, each issued and outstanding share of Class B Common Stock was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. See

Note 9, “Shareholders’ Equity” in the Notes to Condensed Consolidated Financial Statements for additional information.
Our Strategy
Our Company-wide initiative, referred to as “Mission Critical,” which focused on market share capture and improved profitability came to a close at the end of fiscal year 2023. We successfully executed on our Mission Critical initiatives, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end markets. The next phase of our mission critical journey is anchored in three pillars: maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, increasing our focus on both core customers and Original Equipment Manufacturer fasteners, and driving productivity improvements and reducing operating expenses as a percentage of sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In the second quarter of fiscal year 2024, we launched web pricing changes and are in the process of rolling out our E-commerce enhancements.

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
Business Environment
The United States economy has experienced various macroeconomic pressures including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. Such pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. During the first and second quarters of fiscal year 2024, the Company experienced softening demand for the products and services it offers as evidenced by the decrease in the average IP Index (as defined below) during the second quarter. High finished goods inventories in the auto industry, lingering impacts from the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America strike and an extended calendar year-end holiday shutdown further softened customer demand and led many of our customers to reduce inventory rather than purchase new products during the second quarter.
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 69% and 68% of our revenues came from sales in the manufacturing sector during the thirteen- and twenty-six-week periods ended March 2, 2024, respectively. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP Index over the three months ended February 2024 and the average for the three- and 12-month periods ended February 2024 were as follows:

Period	IP Index
December	102.7
January	102.2
February	102.3

Fiscal Year 2024 Q2 Average	102.4
12-Month Average	102.8
The average IP Index for the three months ended February 2024 of 102.4 improved relative to the adjusted average from the prior fiscal year quarter of 102.2 but declined relative to the adjusted average from the first fiscal quarter of 2024 of 102.9, which indicates a decline in manufacturing output during the period. General economic uncertainty remains driven by an elevated inflationary environment, sustained high interest rates and political uncertainty. As we see the IP Index continue to fluctuate, we will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.
Thirteen-Week Period Ended March 2, 2024 Compared to the Thirteen-Week Period Ended March 4, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	March 2, 2024		March 4, 2023		Change
	$	%	$	%	$	%
Net sales	$935,348	100.0%	$961,632	100.0%	$(26,284)	(2.7)%
Cost of goods sold	546,737	58.5%	564,937	58.7%	(18,200)	(3.2)%
Gross profit	388,611	41.5%	396,695	41.3%	(8,084)	(2.0)%
Operating expenses	291,235	31.1%	280,630	29.2%	10,605	3.8%
Restructuring and other costs	6,181	0.7%	1,783	0.2%	4,398	246.7%
Income from operations	91,195	9.7%	114,282	11.9%	(23,087)	(20.2)%
Total other expense	(11,240)	(1.2)%	(8,104)	(0.8)%	(3,136)	38.7%
Income before provision for income taxes	79,955	8.5%	106,178	11.0%	(26,223)	(24.7)%
Provision for income taxes	18,390	2.0%	26,863	2.8%	(8,473)	(31.5)%
Net income	61,565	6.6%	79,315	8.2%	(17,750)	(22.4)%
Less: Net (loss) income attributable to noncontrolling interest	(282)	0.0%	175	0.0%	(457)	(261.1)%
Net income attributable to MSC Industrial	$61,847	6.6%	$79,140	8.2%	$(17,293)	(21.9)%
Net Sales
Net sales decreased 2.7%, or $26.3 million, to $935.3 million for the thirteen-week period ended March 2, 2024, as compared to $961.6 million for the same period in the prior fiscal year. The $26.3 million decrease in net sales was comprised of $43.6 million of lower sales volume, partially offset by $8.8 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $6.4 million of net sales from fiscal year 2023 and 2024 acquisitions and $2.1 million of favorable foreign exchange impact. Of the $26.3 million decrease in net sales during the thirteen-week period ended March 2, 2024, sales to our core and other customers decreased by $30.5 million, partially offset by an increase in sales to our national account customers of $3.8 million and an increase in sales to our public sector customers of $0.4 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended March 2, 2024 and March 4, 2023, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	March 2, 2024	March 4, 2023
Net Sales (in thousands)	$935,348	$961,632
Sales Days	63	63
ADS (1) (in millions)	$14.8	$15.3
Total Company ADS Percent Change (2)	(2.7)%	11.5%

Manufacturing Customers ADS Percent Change (2)	(3.6)%	10.0%
Manufacturing Customers Percent of Total Net Sales	69%	69%

Non-Manufacturing Customers ADS Percent Change (2)	(0.8)%	15.1%
Non-Manufacturing Customers Percent of Total Net Sales	31%	31%

National Account Customers ADS Percent Change (2)(3)	1.1%	18.8%
National Account Customers Percent of Total Net Sales (3)	38%	36%

Public Sector Customers ADS Percent Change (2)(3)	0.6%	18.7%
Public Sector Customers Percent of Total Net Sales (3)	8%	8%

Core and Other Customers ADS Percent Change (2)(3)	(5.7)%	6.3%
Core and Other Customers Percent of Total Net Sales (3)	54%	56%

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
(3)Includes a reclassification of certain customers during the second quarter of fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.2% of consolidated net sales for the thirteen-week period ended March 2, 2024, as compared to 62.0% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $388.6 million for the thirteen-week period ended March 2, 2024 decreased $8.1 million, or 2.0%, compared to the same period in the prior fiscal year. Gross profit margin was 41.5% for the thirteen-week period ended March 2, 2024, as compared to 41.3% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The increase in gross profit margin resulted primarily from the impact of our gross margin countermeasures, including our category line reviews, which more than offset negative price-cost impacts during the quarter.
Operating Expenses
Operating expenses increased 3.8%, or $10.6 million, to $291.2 million for the thirteen-week period ended March 2, 2024, as compared to $280.6 million for the same period in the prior fiscal year. Operating expenses were 31.1% of net sales for the thirteen-week period ended March 2, 2024, as compared to 29.2% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs, expenses from our recent acquisitions and investments supporting our digital initiatives and solutions growth, partially offset by a decrease in freight expense.
Payroll and payroll-related costs for the thirteen-week period ended March 2, 2024 were 57.1% of total operating expenses, as compared to 56.8% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, increased $6.8 million for the thirteen-week period ended March 2, 2024. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expense, primarily attributable to higher associate headcount to support our strategic growth investments and annual merit increases.
Freight expense was $36.5 million for the thirteen-week period ended March 2, 2024, as compared to $39.5 million for the same period in the prior fiscal year. The primary driver of the decrease in freight expense was a decrease in sales volume.
Restructuring and Other Costs

We incurred $6.2 million in restructuring and other costs for the thirteen-week period ended March 2, 2024, as compared to $1.8 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of associate severance and separation costs, consulting-related costs and equity award acceleration costs associated with severance related to the Company’s associate voluntary termination program and the optimization of the Company’s operations and profitability improvement. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 20.2%, or $23.1 million, to $91.2 million for the thirteen-week period ended March 2, 2024, as compared to $114.3 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 9.7% for the thirteen-week period ended March 2, 2024, as compared to 11.9% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a higher level of restructuring and other costs and an increase in operating expenses as a percentage of net sales, partially offset by a higher gross profit margin during the thirteen-week period ended March 2, 2024.
Total Other Expense

Total other expense increased 38.7%, or $3.1 million, to $11.2 million for the thirteen-week period ended March 2, 2024, as compared to $8.1 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the RPA entered into during the second quarter of fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended March 2, 2024 was 23.0%, as compared to 25.3% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the thirteen-week period ended March 2, 2024, as compared to the same period in the prior fiscal year, have been discussed above.

Twenty-Six-Week Period Ended March 2, 2024 Compared to the Twenty-Six-Week Period Ended March 4, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Twenty-Six Weeks Ended
	March 2, 2024		March 4, 2023		Change

	$	%	$	%	$	%
Net sales	$1,889,317	100.0%	$1,919,377	100.0%	$(30,060)	(1.6)%
Cost of goods sold	1,107,589	58.6%	1,124,883	58.6%	(17,294)	(1.5)%
Gross profit	781,728	41.4%	794,494	41.4%	(12,766)	(1.6)%
Operating expenses	581,868	30.8%	560,325	29.2%	21,543	3.8%
Restructuring and other costs	7,097	0.4%	3,877	0.2%	3,220	83.1%
Income from operations	192,763	10.2%	230,292	12.0%	(37,529)	(16.3)%
Total other expense	(21,490)	(1.1)%	(16,263)	(0.8)%	(5,227)	32.1%
Income before provision for income taxes	171,273	9.1%	214,029	11.2%	(42,756)	(20.0)%
Provision for income taxes	40,580	2.1%	53,502	2.8%	(12,922)	(24.2)%
Net income	130,693	6.9%	160,527	8.4%	(29,834)	(18.6)%
Less: Net (loss) income attributable to noncontrolling interest	(504)	0.0%	73	0.0%	(577)	(790.4)%
Net income attributable to MSC Industrial	$131,197	6.9%	$160,454	8.4%	$(29,257)	(18.2)%
Net Sales
Net sales decreased 1.6%, or $30.1 million, to $1,889.3 million for the twenty-six-week period ended March 2, 2024, as compared to $1,919.4 million for the same period in the prior fiscal year. The $30.1 million decrease in net sales was comprised of $73.3 million of lower sales volume, partially offset by $24.3 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $14.2 million of net sales from fiscal year 2023 and 2024 acquisitions and $4.7 million of favorable foreign exchange impact. Of the $30.1 million decrease in net sales during the twenty-six-week period ended March 2, 2024, sales to our core and other customers decreased by $51.6 million, partially offset by an increase in sales to our national account customers of $14.6 million and an increase in sales to our public sector customers of $6.9 million.

The table below shows, among other things, the change in our ADS by total Company, by customer end-market, and by customer type for the twenty-six-week periods ended March 2, 2024 and March 4, 2023, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023
Net Sales (in thousands)	$1,889,317	$1,919,377
Sales Days	125	125
ADS (1) (in millions)	$15.1	$15.4
Total Company ADS Percent Change (2)	(1.6)%	12.2%

Manufacturing Customers ADS Percent Change (2)	(2.8)%	10.5%
Manufacturing Customers Percent of Total Net Sales	68%	69%

Non-Manufacturing Customers ADS Percent Change (2)	1.2%	16.1%
Non-Manufacturing Customers Percent of Total Net Sales	32%	31%

National Account Customers ADS Percent Change (2)(3)	2.1%	19.1%
National Account Customers Percent of Total Net Sales (3)	37%	36%

Public Sector Customers ADS Percent Change (2)(3)	4.6%	20.3%
Public Sector Customers Percent of Total Net Sales (3)	9%	8%

Core and Other Customers ADS Percent Change (2)(3)	(4.8)%	7.1%
Core and Other Customers Percent of Total Net Sales (3)	54%	56%

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
(3)Includes a reclassification of certain customers during the second quarter of fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.2% of consolidated net sales for the twenty-six-week period ended March 2, 2024, as compared to 61.9% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $781.7 million for the twenty-six-week period ended March 2, 2024 decreased $12.8 million, or 1.6%, compared to the same period in the prior fiscal year. Gross profit margin was 41.4% for the twenty-six-week period ended March 2, 2024, as compared to 41.4% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The consistent gross profit margin was positively impacted from gross margin countermeasures, including our category line reviews, which helped offset negative price-cost impacts during the quarter.
Operating Expenses
Operating expenses increased 3.8%, or $21.5 million, to $581.9 million for the twenty-six-week period ended March 2, 2024, as compared to $560.3 million for the same period in the prior fiscal year. Operating expenses were 30.8% of net sales for the twenty-six-week period ended March 2, 2024, as compared to 29.2% for the same period in the prior fiscal year. The increase in operating expenses was primarily attributable to higher payroll and payroll-related costs, expenses from our recent acquisitions and investments supporting our digital initiatives and solutions growth, partially offset by a decrease in freight expense.
Payroll and payroll-related costs for the twenty-six-week period ended March 2, 2024 were 56.9% of total operating expenses, as compared to 56.5% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $14.6 million for the twenty-six-week period ended March 2, 2024. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expense, primarily attributable to higher associate headcount to support our strategic growth investments and annual merit increases. Fringe benefit costs also increased, resulting from higher insurance-related healthcare reserves due to recent higher healthcare claims. These increases were partially offset by a lower incentive compensation accrual.
Freight expense was $73.9 million for the twenty-six-week period ended March 2, 2024, as compared to $80.0 million for the same period in the prior fiscal year. The primary driver of the decrease in freight expense was a decrease in sales volume.
Restructuring and Other Costs
We incurred $7.1 million in restructuring and other costs for the twenty-six-week period ended March 2, 2024, as compared to $3.9 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of associate severance and separation costs, consulting-related costs and equity award acceleration costs associated with severance related to the Company’s associate voluntary termination program and the optimization of the Company’s operations and profitability improvement. See Note 10, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 16.3%, or $37.5 million, to $192.8 million for the twenty-six-week period ended March 2, 2024, as compared to $230.3 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 10.2% for the twenty-six-week period ended March 2, 2024, as compared to 12.0% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a higher level of restructuring and other costs and an increase in operating expenses as a percentage of net sales during the twenty-six-week period ended March 2, 2024.
Total Other Expense

Total other expense increased 32.1%, or $5.2 million, to $21.5 million for the twenty-six-week period ended March 2, 2024, as compared to $16.3 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the RPA entered into during the second quarter of fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the twenty-six-week period ended March 2, 2024 was 23.7%, as compared to 25.0% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.
Net Income
The factors which affected net income for the twenty-six-week period ended March 2, 2024, as compared to the same period in the prior fiscal year, have been discussed above.

Liquidity and Capital Resources

	March 2, 2024	September 2, 2023	$ Change
	(In thousands)
Total debt	$552,303	$454,326	$97,977
Less: Cash and cash equivalents	22,227	50,052	(27,825)
Net debt	$530,076	$404,274	$125,802
Total shareholders’ equity	$1,403,499	$1,492,582	$(89,083)
As of March 2, 2024, we had $22.2 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of March 2, 2024, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $552.3 million, net of unamortized debt issuance costs of $0.8 million, as compared to total borrowings outstanding of $454.3 million, net of unamortized debt issuance costs of $1.0 million, as of the end of fiscal year 2023. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities to fund our recent higher share repurchase volume to offset the share dilution resulting from the Reclassification. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	March 2, 2024	March 4, 2023
	(In thousands)
Net cash provided by operating activities	$159,911	$416,440
Net cash used in investing activities	(53,651)	(61,104)
Net cash used in financing activities	(134,277)	(349,323)
Effect of foreign exchange rate changes on cash and cash equivalents	192	65
Net (decrease) increase in cash and cash equivalents	$(27,825)	$6,078
Cash Flows from Operating Activities
Net cash provided by operating activities was $159.9 million for the twenty-six weeks ended March 2, 2024 compared to $416.4 million for the twenty-six weeks ended March 4, 2023. The decrease was primarily due to the following:
•a decrease in net income as described above; and
•a smaller decrease in the change in accounts receivable primarily attributable to the RPA entered into during the second quarter of fiscal year 2023; partially offset by
•a decrease in the change in inventories primarily attributable to lower sales and purchase volume.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	March 2, 2024	September 2, 2023	March 4, 2023
	(Dollars in thousands)
Working Capital (1)	$634,483	$668,077	$669,487
Current Ratio (2)	2.0	2.0	2.0

Days’ Sales Outstanding (3)	38.2	36.5	35.8
Inventory Turnover (4)	3.3	3.2	3.1
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
Working capital and the current ratio as of March 2, 2024 declined slightly compared to both September 2, 2023 and March 4, 2023. The slight decrease in these metrics was primarily due to lower inventory and cash balances along with a higher balance in the Current portion of long term debt including finance leases, partially offset by a higher balance in Prepaid expenses and other current assets due to higher prepaid income taxes.
The increase in days’ sales outstanding as of March 2, 2024 as compared to both September 2, 2023 and March 4, 2023 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.
Inventory turnover as of March 2, 2024 increased compared to both September 2, 2023 and March 4, 2023. This improvement in inventory turnover was due to growth in cost of goods sold outpacing growth in inventory. Recent lower inventory balances were due to lower purchase volumes, category management efforts and supply chain efficiencies.
Cash Flows from Investing Activities
Net cash used in investing activities for the twenty-six weeks ended March 2, 2024 and March 4, 2023 was $53.7 million and $61.1 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments. The use of cash for the twenty-six weeks ended March 2, 2024 and March 4, 2023 also included cash outflows due to the acquisition of KAR and SMRT in fiscal year 2024 and Buckeye Industrial Supply Co. and Tru-Edge Grinding, Inc. in fiscal year 2023. See Note 7, “Acquisitions” in the Notes to Condensed Consolidated Financial Statements for more information about the KAR and SMRT acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $134.3 million for the twenty-six weeks ended March 2, 2024 compared to $349.3 million for the twenty-six weeks ended March 4, 2023, primarily due to the following:
•$148.7 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 2, 2024, compared to $31.0 million in aggregate repurchases of Class A Common Stock during the twenty-six weeks ended March 4, 2023;
•$94.0 million of regular cash dividends paid during the twenty-six weeks ended March 2, 2024, compared to $88.3 million of regular cash dividends paid during the twenty-six weeks ended March 4, 2023; and
•net borrowings under our credit facilities, private placement debt and shelf facility agreements of $95.0 million during the twenty-six weeks ended March 2, 2024, compared to net payments of $245.0 million during the twenty-six weeks ended March 4, 2023.

Capital Expenditures
We continue to invest in E-commerce and vending platforms, customer fulfillment centers and distribution network, and other infrastructure and technology.
Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of March 2, 2024, the Company also had three uncommitted credit facilities, totaling $208.0 million of aggregate maximum uncommitted availability. As of March 2, 2024, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $423.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
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
Leases and Financing Arrangements
As of March 2, 2024, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended March 2, 2024:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
12/3/23-1/2/24	20,473	$98.58	16,101	2,427,299
1/3/24-2/1/24	149,934	$94.64	149,774	2,277,525
2/2/24-3/2/24	4,184	$100.94	—	2,277,525
Total	174,591		165,875
(1)During the thirteen weeks ended March 2, 2024, 8,716 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis.
(3)In June 2021, the Board of Directors terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of March 2, 2024, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 2,277,525 shares.
Item 5. Other Information.
Insider Trading Arrangements
On January 10, 2024, Erik Gershwind, the Company’s President and Chief Executive Officer and a director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Gershwind’s trading plan provides for the sale of up to 150,000 shares of Class A Common Stock, subject to volume and pricing limits. Mr. Gershwind’s trading plan will expire on September 30, 2024.
None of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 2, 2024.

Item 6. Exhibits.
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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: March 28, 2024	By:	/s/ ERIK GERSHWIND
Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2024	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )