Form 10-Q
period 2024-06-01
MSC INDUSTRIAL DIRECT CO INC
filed 2024-07-02
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 17, 2024, 56,122,955 shares of Class A Common Stock of the registrant were outstanding.

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

MSC INDUSTRIAL DIRECT CO., INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2024
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 1, 2024	September 2, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,928	$50,052
Accounts receivable, net of allowance for credit losses of $21,076 and $22,747, respectively	419,810	435,421
Inventories	665,638	726,521
Prepaid expenses and other current assets	101,472	105,519
Total current assets	1,212,848	1,317,513
Property, plant and equipment, net	344,787	319,660
Goodwill	721,932	718,174
Identifiable intangibles, net	102,854	110,641
Operating lease assets	60,878	65,909
Other assets	24,495	12,237
Total assets	$2,467,794	$2,544,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$206,335	$229,935
Current portion of operating lease liabilities	22,235	21,168
Accounts payable	205,644	226,299
Accrued expenses and other current liabilities	149,298	172,034
Total current liabilities	583,512	649,436
Long-term debt including obligations under finance leases	299,812	224,391
Noncurrent operating lease liabilities	39,532	45,924
Deferred income taxes and tax uncertainties	130,729	131,801
Total liabilities	1,053,585	1,051,552
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,409,287 and 48,075,100 shares issued, respectively	57	48
Class B Common Stock (10 votes per share); $0.001 par value; 0 shares authorized; 0 and 8,654,010 shares issued and outstanding, respectively	—	9
Additional paid-in capital	1,063,738	849,502
Retained earnings	470,085	755,007
Accumulated other comprehensive loss	(17,553)	(17,725)
Class A treasury stock, at cost, 1,286,332 and 1,230,960 shares, respectively	(114,711)	(107,677)
Total MSC Industrial shareholders’ equity	1,401,616	1,479,164
Noncontrolling interest	12,593	13,418
Total shareholders’ equity	1,414,209	1,492,582
Total liabilities and shareholders’ equity	$2,467,794	$2,544,134
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Net sales	$979,350	$1,054,464	$2,868,667	$2,973,841
Cost of goods sold	578,903	625,527	1,686,492	1,750,410
Gross profit	400,447	428,937	1,182,175	1,223,431
Operating expenses	288,991	291,706	870,859	852,031
Restructuring and other costs	4,690	1,845	11,787	5,722
Income from operations	106,766	135,386	299,529	365,678
Other income (expense):
Interest expense	(6,884)	(5,038)	(19,155)	(17,913)
Interest income	134	513	302	764
Other expense, net	(4,680)	(4,456)	(14,067)	(8,095)
Total other expense	(11,430)	(8,981)	(32,920)	(25,244)
Income before provision for income taxes	95,336	126,405	266,609	340,434
Provision for income taxes	24,024	31,266	64,604	84,768
Net income	71,312	95,139	202,005	255,666
Less: Net (loss) income attributable to noncontrolling interest	(393)	(41)	(897)	32
Net income attributable to MSC Industrial	$71,705	$95,180	$202,902	$255,634
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$1.28	$1.70	$3.60	$4.57
Diluted	$1.27	$1.69	$3.59	$4.56
Weighted-average shares used in computing net income per common share:
Basic	56,214	55,963	56,323	55,911
Diluted	56,351	56,156	56,514	56,121
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Net income, as reported	$71,312	$95,139	$202,005	$255,666
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(217)	2,474	244	6,293
Comprehensive income(1)	71,095	97,613	202,249	261,959
Comprehensive income attributable to noncontrolling interest:
Net loss (income)	393	41	897	(32)
Foreign currency translation adjustments	4	(270)	(72)	(1,405)
Comprehensive income attributable to MSC Industrial	$71,492	$97,384	$203,074	$260,522
(1)There were no material taxes associated with other comprehensive income during the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Class A Common Stock
Beginning Balance	$58	$49	$48	$48
Associate Incentive Plans	—	—	—	1
Repurchase and retirement of Class A Common Stock	(1)	—	(2)	—
Reclassification of Class B Common Stock to Class A Common Stock	—	—	11	—
Ending Balance	57	49	57	49
Class B Common Stock
Beginning Balance	—	9	9	9
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(9)	—
Ending Balance	—	9	—	9
Additional Paid-in Capital
Beginning Balance	1,059,405	824,268	849,502	798,408
Associate Incentive Plans	4,366	14,838	26,106	40,753
Repurchase and retirement of Class A Common Stock	(33)	—	(274)	(55)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	188,404	—
Ending Balance	1,063,738	839,106	1,063,738	839,106
Retained Earnings
Beginning Balance	463,874	725,826	755,007	681,292
Net Income	71,705	95,180	202,902	255,634
Repurchase and retirement of Class A Common Stock	(18,411)	—	(157,453)	(26,522)
Regular cash dividends declared on Class A Common Stock	(46,731)	(37,334)	(140,695)	(111,973)
Regular cash dividends declared on Class B Common Stock	—	(6,837)	—	(20,511)
Reclassification of Class B Common Stock to Class A Common Stock	—	—	(188,406)	—
Dividend equivalents declared, net of cancellations	(352)	(470)	(1,270)	(1,555)
Ending Balance	470,085	776,365	470,085	776,365
Accumulated Other Comprehensive Loss
Beginning Balance	(17,340)	(20,437)	(17,725)	(23,121)
Foreign Currency Translation Adjustment	(213)	2,204	172	4,888
Ending Balance	(17,553)	(18,233)	(17,553)	(18,233)
Treasury Stock
Beginning Balance	(115,488)	(108,781)	(107,677)	(106,202)
Associate Incentive Plans	821	810	2,403	2,661
Repurchase of Class A Common Stock	(44)	(65)	(9,437)	(4,495)
Ending Balance	(114,711)	(108,036)	(114,711)	(108,036)
Total Shareholders’ Equity Attributable to MSC Industrial	1,401,616	1,489,260	1,401,616	1,489,260
Noncontrolling Interest
Beginning Balance	12,990	13,057	13,418	11,849
Foreign Currency Translation Adjustment	(4)	270	72	1,405
Net (Loss) Income	(393)	(41)	(897)	32
Ending Balance	12,593	13,286	12,593	13,286
Total Shareholders’ Equity	$1,414,209	$1,502,546	$1,414,209	$1,502,546
Dividends declared per Class A Common Share	$0.83	$0.79	$2.49	$2.37
Dividends declared per Class B Common Share	$—	$0.79	$—	$2.37
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023
Cash Flows from Operating Activities:
Net income	$202,005	$255,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,288	56,122
Amortization of cloud computing arrangements	1,437	784
Non-cash operating lease cost	16,679	14,831
Stock-based compensation	13,347	14,624
Loss on disposal of property, plant and equipment	363	481
Non-cash changes in fair value of estimated contingent consideration	661	—
Provision for credit losses	5,180	6,826
Expenditures for cloud computing arrangements	(17,161)	(1,146)
Deferred income taxes and tax uncertainties	(1,072)	(915)
Changes in operating assets and liabilities:
Accounts receivable	12,586	247,557
Inventories	64,251	(6,255)
Prepaid expenses and other current assets	4,488	5,917
Operating lease liabilities	(16,974)	(14,845)
Other assets	3,272	(211)
Accounts payable and accrued liabilities	(45,917)	(12,359)
Total adjustments	101,428	311,411
Net cash provided by operating activities	303,433	567,077
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(73,354)	(64,113)
Cash used in acquisitions, net of cash acquired	(9,859)	(20,182)
Net cash used in investing activities	(83,213)	(84,295)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(167,166)	(31,072)
Payments of regular cash dividends	(140,695)	(132,484)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	3,465	3,449
Proceeds from exercise of Class A Common Stock options	8,833	22,635
Borrowings under credit facilities	359,000	208,000
Payments under credit facilities	(309,000)	(488,000)
Borrowings under financing obligations	3,850	1,061
Payments under Shelf Facility Agreements and Private Placement Debt	(50,000)	(50,000)
Proceeds from other long-term debt	50,000	—
Other, net	(2,762)	(1,676)
Net cash used in financing activities	(244,475)	(468,087)
Effect of foreign exchange rate changes on cash and cash equivalents	131	196
Net (decrease) increase in cash and cash equivalents	(24,124)	14,891
Cash and cash equivalents—beginning of period	50,052	43,537
Cash and cash equivalents—end of period	$25,928	$58,428

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$66,071	$85,525
Cash paid for interest	$18,235	$16,970
See accompanying Notes to Condensed Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared by the management of MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC Industrial” or the “Company”) and in the opinion of management include all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 1, 2024 and September 2, 2023, results of operations for the thirteen and thirty-nine weeks ended June 1, 2024 and June 3, 2023, and cash flows for the thirty-nine weeks ended June 1, 2024 and June 3, 2023. The financial information as of September 2, 2023 was derived from the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 2023.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to August 31st of each year. References to “fiscal year 2024” refer to the period from September 3, 2023 to August 31, 2024, which is a 52-week fiscal year. References to “fiscal year 2023” refer to the period from September 4, 2022 to September 2, 2023, which is a 52-week fiscal year. The fiscal quarters ended June 1, 2024 and June 3, 2023 refer to the thirteen weeks ended as of those dates.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of MSC Industrial Direct Co., Inc., its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Reclassifications were made to the unaudited Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended June 3, 2023 to conform with the current year presentation.
Accounting Standards Not Yet Adopted
In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material Scope 1 and Scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors and management related to climate-related risks. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted for the Company’s fiscal year 2026, followed in later years by greenhouse gas-related requirements. In April 2024, the SEC voluntarily stayed implementation of the final rule pending completion of judicial review of consolidated challenges to the final rule by the Court of Appeals

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
for the Eighth Circuit. The Company is currently evaluating the final rule to determine the impact on its consolidated financial statements and disclosures.
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities, including those with a single reporting segment, to disclose significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, including subsequent interim periods, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.
Note 2. Revenue
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligations. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $8,412 and $8,632 as of June 1, 2024 and September 2, 2023, respectively, and are reported as Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $23,202 and $31,954 as of June 1, 2024 and September 2, 2023, respectively, and are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and were $4,297 and $3,733 as of June 1, 2024 and September 2, 2023, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of June 1, 2024 and September 2, 2023.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Disaggregation of Revenue
The Company has determined that it operates as one operating and reportable segment as a distributor of metalworking and maintenance, repair and operations products and services. The conclusion of a single reporting segment is based on the nature of the products the Company sells to its diverse customer base, the distribution footprint and the regulatory environment in which the Company operates.
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
The following table presents the Company’s percentage of revenue by customer end-market for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Manufacturing Heavy	46%	46%	47%	48%
Manufacturing Light	21%	20%	21%	20%
Public Sector	9%	11%	9%	9%
Retail/Wholesale	8%	7%	8%	7%
Commercial Services	4%	4%	4%	4%
Other (1)	12%	12%	11%	12%
Total	100%	100%	100%	100%

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

The following table presents the Company’s percentage of revenue by customer type for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended (1)		Thirty-Nine Weeks Ended (1)
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
National Account Customers	37%	35%	37%	35%
Public Sector Customers	9%	11%	9%	9%
Core and Other Customers	54%	54%	54%	56%
Total	100%	100%	100%	100%
(1)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
The Company’s revenue originating from the following geographic areas was as follows for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
United States	95%	95%	95%	95%
Mexico	2%	2%	2%	2%
Canada	2%	2%	2%	2%
North America	99%	99%	99%	99%
Other foreign countries	1%	1%	1%	1%
Total	100%	100%	100%	100%
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. In the first quarter of fiscal year 2024, all Class B Common Stock was reclassified, exchanged and converted into Class A Common Stock in connection with the Reclassification. See Note 8, “Shareholders’ Equity” for additional information. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Numerator:
Net income attributable to MSC Industrial, as reported	$71,705	$95,180	$202,902	$255,634
Denominator:
Weighted-average shares outstanding for basic net income per share	56,214	55,963	56,323	55,911
Effect of dilutive securities	137	193	191	210
Weighted-average shares outstanding for diluted net income per share	56,351	56,156	56,514	56,121
Net income per share:
Basic	$1.28	$1.70	$3.60	$4.57
Diluted	$1.27	$1.69	$3.59	$4.56

Potentially dilutive securities	16	0	10	204
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

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 4. Stock-Based Compensation
The Company accounts for all stock-based payments in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Stock options	$—	$—	$—	$101
Restricted stock units (1)	3,414	3,827	11,466	11,495
Performance share units (1)	(55)	760	1,598	2,800
Associate Stock Purchase Plan	99	68	283	228
Stock-based compensation expense	3,458	4,655	13,347	14,624
Deferred income tax benefit	(891)	(1,150)	(3,234)	(3,641)
Stock-based compensation expense, net	$2,567	$3,505	$10,113	$10,983
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income for the thirty-nine-week period ended June 1, 2024 and for the thirteen- and thirty-nine-week periods ended June 3, 2023. See Note 9, “Restructuring and Other Costs” for additional information.
Stock Options
Subsequent to the stock option grant in fiscal year 2019, the Company discontinued its grants of stock options. The fair value of each option grant in previous fiscal years was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the Company’s stock option activity for the thirty-nine-week period ended June 1, 2024 is as follows:

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on September 2, 2023	218	$81.60
Granted	—	—
Exercised	(110)	80.34
Canceled/Forfeited/Expired	—	—
Outstanding on June 1, 2024	108	$82.89	1.3	$325
Exercisable on June 1, 2024	108	$82.89	1.3	$325
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during the thirty-nine-week periods ended June 1, 2024 and June 3, 2023 was $1,864 and $3,044, respectively. There were no unrecognized stock‑based compensation costs related to stock options at June 1, 2024.
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
The following table summarizes all transactions related to PSUs under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”) and the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) (based on target award amounts) for the thirty-nine-week period ended June 1, 2024:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested PSUs at September 2, 2023	112	$81.81
Granted	45	97.78
PSU adjustment (1)	23	74.79
Vested	(46)	74.79
Canceled/Forfeited	(2)	84.31
Non-vested PSUs at June 1, 2024 (2)	132	$88.39

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
Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan for the thirty-nine-week period ended June 1, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested RSUs at September 2, 2023	467	$80.98
Granted	191	98.13
Vested	(188)	80.57
Canceled/Forfeited	(22)	86.73
Non-vested RSUs at June 1, 2024 (1)	448	$88.20
(1)Excludes approximately 32 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2015 Omnibus Incentive Plan and the 2023 Omnibus Incentive Plan.
The fair value of each PSU and RSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. PSUs are expensed over the three-year performance period of each respective grant and RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting PSU and RSU forfeitures and records stock-based compensation expense only for PSU and RSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the PSU and RSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs and RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs and RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs and RSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
unrecognized stock-based compensation costs related to the PSUs and RSUs at June 1, 2024 were $4,122 and $30,128, respectively, which are expected to be recognized over a weighted-average period of 1.5 and 2.7 years, respectively.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of June 1, 2024 and June 3, 2023.
During the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Assets Held for Sale
The Company classifies an asset as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year and the asset is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

In March 2024, the Company commenced its plan to sell its 468,000 square foot customer fulfillment center (“CFC”) in Columbus, Ohio. As of June 1, 2024, the related assets had a carrying value of approximately $31,758, which is comprised of approximately $20,663 of building and building improvements, $4,097 of land assets and $6,998 of furniture, fixtures and equipment, which is included in Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale had been met as of June 1, 2024. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the assets.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 6. Accounts Receivable
Accounts receivables at June 1, 2024 and September 2, 2023 consisted of the following:

	June 1, 2024	September 2, 2023
Accounts receivable	$440,886	$458,168
Less: allowance for credit losses	21,076	22,747
Accounts receivable, net	$419,810	$435,421

In the second quarter of fiscal year 2023, the Company entered into a Receivables Purchase Agreement (the “RPA”), by and among MSC A/R Holding Co., LLC, a wholly owned subsidiary of the Company (the “Receivables Subsidiary”), as seller, the Company, as master servicer, certain purchasers from time to time party thereto (collectively, the “Purchasers”), and Wells Fargo Bank, National Association, as administrative agent. Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to $300,000. During the second quarter of fiscal year 2023, the amount sold to the Purchasers was $300,000, which was derecognized from the unaudited Condensed Consolidated Balance Sheet as of March 4, 2023. The RPA matures on December 19, 2025 and is subject to customary termination events related to transactions of this type.

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of June 1, 2024 and September 2, 2023. The amount of receivables pledged as collateral as of June 1, 2024 and September 2, 2023 was $339,142 and $352,385, respectively.
The following table summarizes the activity and amounts outstanding under the RPA for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Receivables sold under the RPA	$319,834	$274,274	$949,691	$817,398
Cash collected on sold receivables under the RPA	$319,834	$274,277	$949,691	$517,398
The receivables sold incurred fees due to the Purchasers of $4,605 and $13,832 during the thirteen- and thirty-nine-week periods ended June 1, 2024, respectively, and $4,317 and $7,640 during the thirteen- and thirty-nine-week periods ended June 3, 2023, respectively, which were recorded within Other expense, net in the unaudited Condensed Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 7, “Debt” for more information about these financial covenants.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
Note 7. Debt
Debt at June 1, 2024 and September 2, 2023 consisted of the following:

	June 1, 2024		September 2, 2023
Amended Revolving Credit Facility	$75,000		$50,000
Uncommitted Credit Facilities	205,000		180,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	—		50,000
5.73% Senior Notes, due April 18, 2027	50,000		—
Financing arrangements	1,571		127
Obligations under finance leases	702		475
Less: unamortized debt issuance costs	(876)		(1,026)
Total debt, including obligations under finance leases	$506,147		$454,326
Less: current portion	(206,335)	(2)	(229,935)	(3)
Total long-term debt, including obligations under finance leases	$299,812		$224,391
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $205,000 from the Uncommitted Credit Facilities (as defined below), $1,515 from financing arrangements, $203 from obligations under finance leases and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 and $5,269 at June 1, 2024 and September 2, 2023, respectively.
Uncommitted Credit Facilities
During fiscal year 2024, the Company extended all three of its uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $208,000 in aggregate maximum uncommitted availability, under which $205,000 and $180,000 were

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
outstanding at June 1, 2024 and September 2, 2023, respectively, and are included in Current portion of debt including obligations under finance leases in the unaudited Condensed Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During the thirty-nine-week period ended June 1, 2024, the Company borrowed an aggregate $359,000 and repaid an aggregate $309,000 under the Credit Facilities. As of June 1, 2024 and September 2, 2023, the weighted-average interest rates on borrowings under the Credit Facilities were 6.20% and 6.17%, respectively.
Private Placement Debt
In July 2016, the Company completed the issuance and sale of $100,000 aggregate principal amount of 2.90% Senior Notes, Series B, due July 28, 2026; in June 2018, the Company completed the issuance and sale of $20,000 aggregate principal amount of 3.79% Senior Notes, due June 11, 2025; in March 2020, the Company completed the issuance and sale of $50,000 aggregate principal amount of 2.60% Senior Notes, due March 5, 2027; and, in April 2024, the Company completed the issuance and sale of $50,000 aggregate principal amount of 5.73% Senior Notes, due April 18, 2027 (collectively, the “Private Placement Debt”). Interest is payable semiannually at the fixed stated interest rates. All of the Private Placement Debt is unsecured.
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. In March 2024, the Company paid $50,000 to satisfy its obligation on the 2.40% Series 2019A Notes, due March 5, 2024, associated with the Shelf Facility Agreements. As of June 1, 2024, there were no outstanding notes issued in private placements pursuant to the Shelf Facility Agreements. No new notes may be issued pursuant to the Shelf Facility Agreements.
Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants. As of June 1, 2024, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Note 8. Shareholders’ Equity
Common Stock Repurchases and Treasury Stock
In June 2021, the Board of Directors of the Company (the “Board”) terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of June 1, 2024, the maximum number of shares of Class A Common Stock that were available for repurchase under the Share Repurchase Plan was 2,078 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Exchange Act.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
During the thirteen- and thirty-nine-week periods ended June 1, 2024, the Company repurchased 200 shares and 1,742 shares, respectively, of Class A Common Stock for $18,489 and $167,166, respectively. From these totals, less than 1 share and 96 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended June 1, 2024 and the remainder were immediately retired. During the thirteen- and thirty-nine-week periods ended June 3, 2023, the Company repurchased 1 share and 386 shares, respectively, of Class A Common Stock for $65 and $31,072, respectively. From these totals, 1 share and 55 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the unaudited Condensed Consolidated Financial Statements for the thirteen- and thirty-nine-week periods ended June 3, 2023 and the remainder were immediately retired.
The Company reissued 14 shares and 41 shares of treasury stock during the thirteen- and thirty-nine-week periods ended June 1, 2024, respectively, and reissued 14 shares and 45 shares of treasury stock during the thirteen- and thirty-nine-week periods ended June 3, 2023, respectively, to fund the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan.
Dividends on Common Stock
The Company paid aggregate regular cash dividends of $2.49 per share totaling $140,695 for the thirty-nine-week period ended June 1, 2024. For the thirty-nine-week period ended June 3, 2023, the Company paid aggregate regular cash dividends of $2.37 per share totaling $132,484.
On June 25, 2024, the Board declared a regular cash dividend of $0.83 per share, payable on July 23, 2024, to shareholders of record at the close of business on July 9, 2024. The dividend is expected to result in aggregate payments of $46,582, based on the number of shares outstanding at June 17, 2024.
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
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants and, in March 2024, commenced its plan to sell its CFC in Columbus, Ohio. As such, the Company incurred consulting-related costs and extended voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America.
In addition, from time to time, the Company incurs certain expenses that are an integral component of, and directly attribute to, its restructuring activities, which do not qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. These expenses include professional and consulting-related costs directly associated with the optimization of the Company’s operations and profitability improvement, which are also included in Restructuring and other costs in the unaudited Condensed Consolidated Statements of Income.
The following table summarizes Restructuring and other costs for the thirteen- and thirty-nine-week periods ended June 1, 2024 and June 3, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Consulting-related costs	$3,361	$—	$4,435	$3,115
Associate severance and separation costs	679	1,441	6,319	2,203
Equity award acceleration costs associated with severance	—	404	383	404
Other exit-related costs	650	—	650	—
Total Restructuring and other costs	$4,690	$1,845	$11,787	$5,722
Liabilities associated with Restructuring and other costs are included in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of June 1, 2024. The following table summarizes

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
(Unaudited)
activity related to liabilities associated with Restructuring and other costs for the thirty-nine-week period ended June 1, 2024:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance at September 2, 2023	$100	$1,037	$—	$1,137
Additions	4,435	6,319	650	11,404
Payments and other adjustments	(4,077)	(6,368)	—	(10,445)
Balance at June 1, 2024	$458	$988	$650	$2,096
Note 10. Income Taxes
During the thirty-nine-week period ended June 1, 2024, there were no material changes in unrecognized tax benefits.
During fiscal year 2023, the Company received funds related to Employee Retention Credit (“ERC”) claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Of the funds received in fiscal year 2023, the Company recorded $6,566 to Other income (expense) in the Consolidated Statement of Income for the fiscal year ended September 2, 2023, as the probability threshold had been met. As of June 1, 2024, the Company determined the probability threshold had not been met for $5,129 of the funds received in fiscal year 2023, and, as such, that portion of the funds remained in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheet as of such date. This amount will be recognized in the unaudited Condensed Consolidated Statement of Income when the probability threshold has been met, which the Company has determined to be the earlier of a completed audit or the lapse of the relevant statute of limitations.
The Company’s effective tax rate was 24.2% for the thirty-nine-week period ended June 1, 2024, as compared to 24.9% for the thirty-nine-week period ended June 3, 2023. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation. The effective tax rate is higher than the federal statutory tax rate primarily due to state taxes.
Note 11. Legal Proceedings
In the ordinary course of business, there are various claims, lawsuits and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters, both individually and in aggregate, is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 12. Subsequent Events

In June 2024, the Company acquired 100% of the outstanding shares of privately held ApTex, Inc., a Waukesha, Wisconsin-based metalworking distributor focusing on cutting tools and abrasives, for aggregate consideration of $5,500, subject to customary post-closing working capital adjustments.

In June 2024, the Company also acquired certain assets and assumed certain liabilities of Premier Tool Grinding, Inc., a Goodyear, Arizona-based carbide cutting tool manufacturer, for aggregate consideration of $10,500, subject to customary post-closing working capital adjustments.

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
Our Business

MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. We help our customers drive greater productivity, profitability and growth with inventory management and other supply chain solutions and deep expertise from more than 80 years of working with customers across industries. We offer approximately 2.4 million active, saleable stock-keeping units through our catalogs; our brochures; our E-commerce channels, including our website, www.mscdirect.com (the “MSC website”); our inventory management solutions; and our customer care centers, customer fulfillment centers (“CFCs”), regional inventory centers and warehouses. We service our customers from six CFCs, 10 regional inventory centers, 40 warehouses, and four manufacturing locations. We continue to implement our strategies to gain market share, generate new customers, increase sales to existing customers and diversify our customer base.

Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.

We focus on offering inventory, process and procurement solutions that reduce MRO supply chain costs and improve plant floor productivity for our customers. We will seek to continue to achieve cost reductions throughout our business through cost-saving strategies and increased leverage from our existing infrastructure, and to continue to provide additional procurement cost-saving solutions to our customers through technology such as our Electronic Data Interchange (“EDI”) systems, vendor-managed inventory (“VMI”) systems and vending programs. Our vending machines in service totaled 26,438 as of June 1, 2024, compared to 24,038 as of June 3, 2023, and our In-Plant programs totaled 325 locations as of June 1, 2024, compared to 246 as of June 3, 2023. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,664 as of June 1, 2024, compared to 2,580 as of June 3, 2023.
Highlights
Highlights during the thirty-nine weeks ended June 1, 2024 include the following:
•We generated $303.4 million of cash from operations, compared to $567.1 million for the same period in the prior fiscal year. The decline was primarily due to the $300.0 million Receivables Purchase Agreement (the “RPA”) entered into during the second quarter of fiscal year 2023.
•We had net borrowings of $50.0 million on our credit facilities, private placement debt and shelf facility agreements, compared to net payments of $330.0 million for the same period in the prior fiscal year.
•We paid out an aggregate $140.7 million in regular cash dividends, compared to an aggregate $132.5 million in regular cash dividends for the same period in the prior fiscal year.
•We repurchased $167.2 million of MSC’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), compared to $31.1 million for the same period in the prior fiscal year. The higher share repurchase volume was primarily to offset the share dilution resulting from the Reclassification (as defined below).
•We incurred $11.8 million in Restructuring and other costs, compared to $5.7 million for the same period in the prior fiscal year, consisting of voluntary and involuntary associate severance and separation costs, consulting-related costs and other exit-related costs.
•We commenced our plan to sell our CFC in Columbus, Ohio. The closure is part of our strategic realignment efforts to optimize our supply chain and distribution network and enhance operational efficiency. The related assets classified as held for sale within Property, plant and equipment, net in the unaudited Condensed Consolidated Balance Sheet as of June 1, 2024 had a carrying value of approximately $31,758 as of such date.
•We acquired certain intellectual property assets from Schmitz Manufacturing Research & Technology LLC (“SMRT”) for aggregate consideration of $2.9 million and we acquired KAR Industrial Inc. (“KAR”) for aggregate consideration of $8.9 million, including post-closing working capital adjustments.
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
Our Strategy
Our Company-wide initiative, referred to as “Mission Critical,” which focused on market share capture and improved profitability came to a close at the end of fiscal year 2023. We successfully executed on our Mission Critical initiatives, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our mission critical journey is anchored in three pillars: maintaining the momentum of the first phase of the Mission Critical program and our existing growth drivers, increasing our focus on both core customers and Original Equipment Manufacturer fasteners, and driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative, and we are currently in the process of rolling out our E-commerce enhancements.

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
Business Environment
The United States economy has experienced various macroeconomic pressures including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. Such pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations. During the first three quarters of fiscal year 2024, the Company experienced softening demand for the products and services it offers as evidenced by the decrease in the average IP Index (as defined below) during the third quarter. This demand softening was felt more acutely in the manufacturing industry, which is the largest end-market for the Company’s products.
We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 67% and 68% of our revenues came from sales in the manufacturing sector during the thirteen- and thirty-nine-week periods ended June 1, 2024, respectively. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP Index over the three months ended May 2024 and the average for the three- and 12-month periods ended May 2024 were as follows:

Period	IP Index
March	102.4
April	102.5
May	103.3

Fiscal Year 2024 Q3 Average	102.7
12-Month Average	102.7
The average IP Index for the three months ended May 2024 of 102.7 increased relative to the adjusted average from the second fiscal quarter of 2024 of 102.3 but declined relative to the adjusted average from the same period in the prior fiscal year of 102.9. These readings indicate minimal improvement in a challenging macro environment, specifically in the heavy manufacturing end-market, which represented 46% of our revenues during the thirteen-week period ended June 1, 2024. General economic uncertainty remains driven by an elevated inflationary environment, sustained high interest rates and political uncertainty. As we see the IP Index continue to fluctuate, we will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.
Thirteen-Week Period Ended June 1, 2024 Compared to the Thirteen-Week Period Ended June 3, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	June 1, 2024		June 3, 2023		Change
	$	%	$	%	$	%
Net sales	$979,350	100.0%	$1,054,464	100.0%	$(75,114)	(7.1)%
Cost of goods sold	578,903	59.1%	625,527	59.3%	(46,624)	(7.5)%
Gross profit	400,447	40.9%	428,937	40.7%	(28,490)	(6.6)%
Operating expenses	288,991	29.5%	291,706	27.7%	(2,715)	(0.9)%
Restructuring and other costs	4,690	0.5%	1,845	0.2%	2,845	154.2%
Income from operations	106,766	10.9%	135,386	12.8%	(28,620)	(21.1)%
Total other expense	(11,430)	(1.2)%	(8,981)	(0.9)%	(2,449)	27.3%
Income before provision for income taxes	95,336	9.7%	126,405	12.0%	(31,069)	(24.6)%
Provision for income taxes	24,024	2.5%	31,266	3.0%	(7,242)	(23.2)%
Net income	71,312	7.3%	95,139	9.0%	(23,827)	(25.0)%
Less: Net loss attributable to noncontrolling interest	(393)	0.0%	(41)	0.0%	(352)	858.5%
Net income attributable to MSC Industrial	$71,705	7.3%	$95,180	9.0%	$(23,475)	(24.7)%
Net Sales
Net sales decreased 7.1%, or $75.1 million, to $979.4 million for the thirteen-week period ended June 1, 2024, as compared to $1,054.5 million for the same period in the prior fiscal year. The $75.1 million decrease in net sales was comprised of $75.7 million of lower sales volume and a negative $4.4 million impact from pricing, inclusive of impacts from our web price realignment initiative and changes in customer and product mix, discounting and other items, partially offset by $3.9 million of net sales from acquisitions occurring after the third quarter of fiscal year 2023 and $1.1 million of favorable foreign exchange impact. Of the $75.1 million decrease in net sales during the thirteen-week period ended June 1, 2024, sales to our core and other customers decreased $39.8 million, sales to our public sector customers decreased $31.2 million and sales to our national account customers decreased $4.1 million.

The table below shows, among other things, the change in our average daily sales (“ADS”) by total Company, by customer end-market and by customer type for the thirteen-week periods ended June 1, 2024 and June 3, 2023, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirteen Weeks Ended
	June 1, 2024	June 3, 2023
Net Sales (in thousands)	$979,350	$1,054,464
Sales Days	64	64
ADS (1) (in millions)	$15.3	$16.5
Total Company ADS Percent Change (2)	(7.1)%	11.7%

Manufacturing Customers ADS Percent Change (2)	(5.1)%	5.8%
Manufacturing Customers Percent of Total Net Sales	67%	66%

Non-Manufacturing Customers ADS Percent Change (2)	(11.0)%	25.3%
Non-Manufacturing Customers Percent of Total Net Sales	33%	34%

National Account Customers ADS Percent Change (2)(3)	(1.1)%	8.8%
National Account Customers Percent of Total Net Sales (3)	37%	35%

Public Sector Customers ADS Percent Change (2)(3)	(25.4)%	81.0%
Public Sector Customers Percent of Total Net Sales (3)	9%	11%

Core and Other Customers ADS Percent Change (2)(3)	(7.0)%	4.9%
Core and Other Customers Percent of Total Net Sales (3)	54%	54%

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
(3)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.3% of consolidated net sales for the thirteen-week period ended June 1, 2024, as compared to 60.1% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $400.4 million for the thirteen-week period ended June 1, 2024 decreased $28.5 million, or 6.6%, compared to the same period in the prior fiscal year. Gross profit margin was 40.9% for the thirteen-week period ended June 1, 2024, as compared to 40.7% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The increase in gross profit margin was primarily a result of significant public sector sales in the prior fiscal year period that were transacted below our typical public sector margins, which did not repeat in the current fiscal year period. This benefit was partially offset by negative price-cost impacts during the current fiscal quarter, primarily due to temporary excess discounting during the launch of our web price realignment initiative.
Operating Expenses
Operating expenses decreased 0.9%, or $2.7 million, to $289.0 million for the thirteen-week period ended June 1, 2024, as compared to $291.7 million for the same period in the prior fiscal year. Operating expenses were 29.5% of net sales for the thirteen-week period ended June 1, 2024, as compared to 27.7% for the same period in the prior fiscal year. The decrease in Operating expenses was primarily attributable to lower variable expenses associated with lower sales volume, including lower incentive compensation and freight expense. The primary drivers of the increase in Operating expenses as a percentage of net sales were higher payroll costs, primarily due to higher associate headcount to support our strategic growth investments and our annual merit increases, and investments supporting our digital initiatives and solutions growth.
Payroll and payroll-related costs for the thirteen-week period ended June 1, 2024 were 55.4% of total Operating expenses, as compared to 56.1% for the same period in the prior fiscal year. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission and fringe benefit costs, decreased $3.6 million for the thirteen-week period ended June 1, 2024. The majority of this decrease compared to the same period in the prior fiscal year was due to lower incentive compensation and fringe benefit costs, partially offset by higher salary expense attributable to higher associate headcount to support our strategic growth investments and our annual merit increases.
Freight expense was $37.4 million for the thirteen-week period ended June 1, 2024, as compared to $39.4 million for the same period in the prior fiscal year. The primary driver of the decrease in freight expense was a decrease in sales volume.
Restructuring and Other Costs

We incurred $4.7 million in Restructuring and other costs for the thirteen-week period ended June 1, 2024, as compared to $1.8 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.

Income from Operations
Income from operations decreased 21.1%, or $28.6 million, to $106.8 million for the thirteen-week period ended June 1, 2024, as compared to $135.4 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 10.9% for the thirteen-week period ended June 1, 2024, as compared to 12.8% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a higher level of Restructuring and other costs and an increase in Operating expenses as a percentage of net sales, partially offset by a higher gross profit margin during the thirteen-week period ended June 1, 2024.
Total Other Expense

Total other expense increased 27.3%, or $2.4 million, to $11.4 million for the thirteen-week period ended June 1, 2024, as compared to $9.0 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates and higher average balances on our credit facilities.
Provision for Income Taxes
The Company’s effective tax rate for the thirteen-week period ended June 1, 2024 was 25.2%, as compared to 24.7% for the same period in the prior fiscal year. The increase in the effective tax rate was primarily due to the non-deductibility of certain transaction costs associated with the Reclassification, which were recently finalized in the prior fiscal year tax return.

Net Income
The factors which affected net income for the thirteen-week period ended June 1, 2024, as compared to the same period in the prior fiscal year, have been discussed above.
Thirty-Nine-Week Period Ended June 1, 2024 Compared to the Thirty-Nine-Week Period Ended June 3, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	June 1, 2024		June 3, 2023		Change

	$	%	$	%	$	%
Net sales	$2,868,667	100.0%	$2,973,841	100.0%	$(105,174)	(3.5)%
Cost of goods sold	1,686,492	58.8%	1,750,410	58.9%	(63,918)	(3.7)%
Gross profit	1,182,175	41.2%	1,223,431	41.1%	(41,256)	(3.4)%
Operating expenses	870,859	30.4%	852,031	28.7%	18,828	2.2%
Restructuring and other costs	11,787	0.4%	5,722	0.2%	6,065	106.0%
Income from operations	299,529	10.4%	365,678	12.3%	(66,149)	(18.1)%
Total other expense	(32,920)	(1.1)%	(25,244)	(0.8)%	(7,676)	30.4%
Income before provision for income taxes	266,609	9.3%	340,434	11.4%	(73,825)	(21.7)%
Provision for income taxes	64,604	2.3%	84,768	2.9%	(20,164)	(23.8)%
Net income	202,005	7.0%	255,666	8.6%	(53,661)	(21.0)%
Less: Net (loss) income attributable to noncontrolling interest	(897)	0.0%	32	0.0%	(929)	(2,903.1)%
Net income attributable to MSC Industrial	$202,902	7.1%	$255,634	8.6%	$(52,732)	(20.6)%
Net Sales
Net sales decreased 3.5%, or $105.2 million, to $2,868.7 million for the thirty-nine-week period ended June 1, 2024, as compared to $2,973.8 million for the same period in the prior fiscal year. The $105.2 million decrease in net sales was comprised of $149.0 million of lower sales volume, partially offset by $19.9 million from improved pricing, inclusive of changes in customer and product mix, discounting and other items, $18.1 million of net sales from fiscal year 2023 and 2024 acquisitions and $5.8 million of favorable foreign exchange impact. Of the $105.2 million decrease in net sales during the thirty-nine-week period ended June 1, 2024, sales to our core and other customers decreased $106.8 million and sales to our public sector customers decreased $24.3 million, partially offset by an increase in sales to our national account customers of $25.9 million.

The table below shows, among other things, the change in our ADS by total Company, by customer end-market and by customer type for the thirty-nine-week periods ended June 1, 2024 and June 3, 2023, each as compared to the same period in the prior fiscal year:
ADS Percentage Change
(Unaudited)

	Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023
Net Sales (in thousands)	$2,868,667	$2,973,841
Sales Days	189	189
ADS (1) (in millions)	$15.2	$15.7
Total Company ADS Percent Change (2)	(3.5)%	12.0%

Manufacturing Customers ADS Percent Change (2)	(3.6)%	8.8%
Manufacturing Customers Percent of Total Net Sales	68%	68%

Non-Manufacturing Customers ADS Percent Change (2)	(3.4)%	19.4%
Non-Manufacturing Customers Percent of Total Net Sales	32%	32%

National Account Customers ADS Percent Change (2)(3)	2.5%	13.6%
National Account Customers Percent of Total Net Sales (3)	37%	35%

Public Sector Customers ADS Percent Change (2)(3)	(8.8)%	41.4%
Public Sector Customers Percent of Total Net Sales (3)	9%	9%

Core and Other Customers ADS Percent Change (2)(3)	(6.5)%	7.3%
Core and Other Customers Percent of Total Net Sales (3)	54%	56%

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
(3)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.
We believe that our ability to transact business with our customers directly through the MSC website as well as through various other electronic portals gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through EDI systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.2% of consolidated net sales for the thirty-nine-week period ended June 1, 2024, as compared to 61.3% of consolidated net sales for the same period in the prior fiscal year.
Gross Profit
Gross profit of $1,182.2 million for the thirty-nine-week period ended June 1, 2024 decreased $41.3 million, or 3.4%, compared to the same period in the prior fiscal year. Gross profit margin was 41.2% for the thirty-nine-week period ended June 1, 2024, as compared to 41.1% for the same period in the prior fiscal year. The decrease in gross profit was primarily a result of lower sales volume, as described above. The increase in gross profit margin was primarily a result of significant public sector sales in the prior fiscal year period that were transacted below our typical public sector margins, which did not repeat in the current fiscal year period. This benefit was partially offset by negative price-cost impacts during the current fiscal year period, primarily due to temporary excess discounting during the launch of our web price realignment initiative.

Operating Expenses
Operating expenses increased 2.2%, or $18.8 million, to $870.9 million for the thirty-nine-week period ended June 1, 2024, as compared to $852.0 million for the same period in the prior fiscal year. Operating expenses were 30.4% of net sales for the thirty-nine-week period ended June 1, 2024, as compared to 28.7% for the same period in the prior fiscal year. The increase in Operating expenses and Operating expenses as a percentage of net sales was due to higher payroll costs, primarily resulting from higher associate headcount to support our strategic growth investments and our annual merit increases, partially offset by a decrease in incentive compensation, freight expense and lower variable expenses associated with lower sales.
Payroll and payroll-related costs for both the thirty-nine-week period ended June 1, 2024 and the same period in the prior fiscal year were 56.4% of total Operating expenses. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased $11.0 million for the thirty-nine-week period ended June 1, 2024. The majority of this increase compared to the same period in the prior fiscal year was due to increased salary expense, primarily attributable to higher associate headcount to support our strategic growth investments and our annual merit increases. Fringe benefit costs also increased, resulting from higher insurance-related healthcare reserves due to recent higher healthcare claims. These increases were partially offset by lower incentive compensation and sales commission expenses.
Freight expense was $111.3 million for the thirty-nine-week period ended June 1, 2024, as compared to $119.4 million for the same period in the prior fiscal year. The primary driver of the decrease in freight expense was a decrease in sales volume.
Restructuring and Other Costs
We incurred $11.8 million in Restructuring and other costs for the thirty-nine-week period ended June 1, 2024, as compared to $5.7 million for the same period in the prior fiscal year. Restructuring and other costs primarily consist of associate severance and separation costs and equity award acceleration costs associated with severance related to the Company’s associate voluntary termination program and consulting-related costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network. See Note 9, “Restructuring and Other Costs” in the Notes to Condensed Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 18.1%, or $66.1 million, to $299.5 million for the thirty-nine-week period ended June 1, 2024, as compared to $365.7 million for the same period in the prior fiscal year. Income from operations as a percentage of net sales decreased to 10.4% for the thirty-nine-week period ended June 1, 2024, as compared to 12.3% for the same period in the prior fiscal year. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, a higher level of Restructuring and other costs and an increase in Operating expenses as a percentage of net sales, partially offset by a higher gross profit margin during the thirty-nine-week period ended June 1, 2024.
Total Other Expense

Total other expense increased 30.4%, or $7.7 million, to $32.9 million for the thirty-nine-week period ended June 1, 2024, as compared to $25.2 million for the same period in the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities and fees incurred associated with the RPA entered into during the second quarter of fiscal year 2023.
Provision for Income Taxes
The Company’s effective tax rate for the thirty-nine-week period ended June 1, 2024 was 24.2%, as compared to 24.9% for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily due to a higher tax benefit from stock-based compensation.

Net Income
The factors which affected net income for the thirty-nine-week period ended June 1, 2024, as compared to the same period in the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	June 1, 2024	September 2, 2023	$ Change
	(In thousands)
Total debt	$506,147	$454,326	$51,821
Less: Cash and cash equivalents	25,928	50,052	(24,124)
Net debt	$480,219	$404,274	$75,945
Total shareholders’ equity	$1,414,209	$1,492,582	$(78,373)
As of June 1, 2024, we had $25.9 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.

As of June 1, 2024, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $506.1 million, net of unamortized debt issuance costs of $0.9 million, as compared to total borrowings outstanding of $454.3 million, net of unamortized debt issuance costs of $1.0 million, as of the end of fiscal year 2023. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities to fund our recent higher share repurchase volume to offset the share dilution resulting from the Reclassification. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes certain information regarding the Company’s cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	June 1, 2024	June 3, 2023
	(In thousands)
Net cash provided by operating activities	$303,433	$567,077
Net cash used in investing activities	(83,213)	(84,295)
Net cash used in financing activities	(244,475)	(468,087)
Effect of foreign exchange rate changes on cash and cash equivalents	131	196
Net (decrease) increase in cash and cash equivalents	$(24,124)	$14,891
Cash Flows from Operating Activities
Net cash provided by operating activities was $303.4 million for the thirty-nine weeks ended June 1, 2024, compared to $567.1 million for the thirty-nine weeks ended June 3, 2023. The decrease was primarily due to the following:
•a decrease in net income, as described above; and
•a smaller decrease in the change in accounts receivable primarily attributable to the RPA entered into during the second quarter of fiscal year 2023; partially offset by
•a decrease in the change in inventories primarily attributable to lower sales and purchase volume.

The table below summarizes certain information regarding the Company’s operations as of the periods indicated:

	June 1, 2024	September 2, 2023	June 3, 2023
	(Dollars in thousands)
Working Capital (1)	$629,336	$668,077	$632,742
Current Ratio (2)	2.1	2.0	1.9

Days’ Sales Outstanding (3)	39.3	36.5	36.8
Inventory Turnover (4)	3.3	3.2	3.2
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
Working capital as of June 1, 2024 declined compared to September 2, 2023 and declined slightly compared to June 3, 2023, while the current ratio increased compared to both September 2, 2023 and June 3, 2023. The decrease in working capital was primarily due to lower inventory and cash balances, partially offset by lower balances in the Current portion of debt including obligations under finance leases and Accrued expenses and other current liabilities.
The increase in days’ sales outstanding as of June 1, 2024 as compared to both September 2, 2023 and June 3, 2023 was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.
Inventory turnover as of June 1, 2024 increased compared to both September 2, 2023 and June 3, 2023. This improvement in inventory turnover was due to growth in cost of goods sold outpacing growth in inventory. Recent lower inventory balances were due to lower purchase volumes, category management efforts and supply chain efficiencies.
Cash Flows from Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended June 1, 2024 and June 3, 2023 was $83.2 million and $84.3 million, respectively. The use of cash for both periods was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments. The use of cash for the thirty-nine weeks ended June 1, 2024 and June 3, 2023 also included cash outflows due to the acquisitions of KAR and SMRT in fiscal year 2024 and Buckeye Industrial Supply Co. and Tru-Edge Grinding, Inc. in fiscal year 2023.
Cash Flows from Financing Activities
Net cash used in financing activities was $244.5 million for the thirty-nine weeks ended June 1, 2024, compared to $468.1 million for the thirty-nine weeks ended June 3, 2023, primarily due to the following:
•$167.2 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended June 1, 2024, compared to $31.1 million in aggregate repurchases of Class A Common Stock during the thirty-nine weeks ended June 3, 2023;
•$140.7 million of regular cash dividends paid during the thirty-nine weeks ended June 1, 2024, compared to $132.5 million of regular cash dividends paid during the thirty-nine weeks ended June 3, 2023; and
•net borrowings of $50.0 million under our credit facilities, private placement debt and shelf facility agreements during the thirty-nine weeks ended June 1, 2024, compared to net payments of $330.0 million during the thirty-nine weeks ended June 3, 2023.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, CFCs and distribution network, and other infrastructure and technology.

Long-Term Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. As of June 1, 2024, the Company also had three uncommitted credit facilities, totaling $208.0 million in aggregate maximum uncommitted availability. As of June 1, 2024, we were in compliance with the operating and financial covenants of our credit facilities. The current unused balance of $518.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these balances.
Private Placement Debt and Shelf Facility Agreements
In July 2016, we completed the issuance and sale of unsecured senior notes. In January 2018, we entered into two note purchase and private shelf facility agreements (together, the “Shelf Facility Agreements”). In June 2018 and March 2020, we entered into additional note purchase agreements. No new notes may be issued pursuant to the Shelf Facility Agreements. In March 2024, the Company paid $50.0 million to satisfy its obligation on the 2.40% Series 2019A Notes, due March 5, 2024, which were the last notes associated with the Shelf Facility Agreements. In April 2024, the Company completed the issuance and sale of $50.0 million aggregate principal amount of 5.73% Senior Notes, due April 18, 2027. See Note 7, “Debt” in the Notes to Condensed Consolidated Financial Statements for more information about these transactions.
Leases and Financing Arrangements
As of June 1, 2024, certain of our operations were conducted on leased premises. These leases are for varying periods, the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of business, there are various claims, lawsuits and pending actions against the Company incidental to the operation of its business. Although the outcome of these matters, both individually and in aggregate, is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the New York Stock Exchange, during the thirteen-week period ended June 1, 2024:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
3/3/24-4/2/24	—	$—	—	2,277,525
4/3/24-5/2/24	200,407	$92.20	200,000	2,077,525
5/3/24-6/1/24	77	$84.98	—	2,077,525
Total	200,484		200,000
(1)During the thirteen weeks ended June 1, 2024, 484 shares of Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis.
(3)In June 2021, the Board of Directors of the Company terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of June 1, 2024, the maximum number of shares of Class A Common Stock that may yet be repurchased under the Share Repurchase Plan was 2,077,525 shares.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended June 1, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Confidential Separation and Release Agreement, dated June 12, 2024, by and between Sid Tool Co., Inc. and John W. Hill (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2024 (File No. 001-14130)). †

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

MSC INDUSTRIAL DIRECT CO., INC. (Registrant)

Dated: July 2, 2024	By:	/s/ ERIK GERSHWIND
Erik Gershwind President and Chief Executive Officer (Principal Executive Officer)

Dated: July 2, 2024	By:	/s/ KRISTEN ACTIS-GRANDE
Kristen Actis-Grande Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )