Form 10-K
period 2024-08-31
MSC INDUSTRIAL DIRECT CO INC
filed 2024-10-24
CIK 1003078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A Common Stock held by non-affiliates of the registrant as of March 1, 2024 was approximately $4,477,657,741.
As of October 4, 2024, 55,903,690 shares of Class A Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

MSC INDUSTRIAL DIRECT CO., INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2024
i

PART I.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Item 1 of Part I and Item 7 of Part II of this Report, as well as within this Report generally. The words “will,” “may,” “believes,” “anticipates,” “thinks,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. In addition, statements which refer to expectations, projections or other characterizations of future events or circumstances, statements involving a discussion of strategy, plans or intentions, statements about management’s assumptions, projections or predictions of future events or market outlook and any other statement other than a statement of present or historical fact are forward-looking statements. MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial,” the “Company,” “we,” “us” or “our”) expressly disclaims any obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the United States Securities and Exchange Commission (the “SEC”), except to the extent required by applicable law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in Item 1A of Part I and Item 7 of Part II of this Report. In addition, new risks may emerge from time to time and it is not possible for management to predict such risks or to assess the impact of such risks on our business or financial results. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:
•general economic conditions in the markets in which we operate;
•changing customer and product mixes;
•volatility in commodity, energy and labor prices and the impact of prolonged periods of low, high or rapid inflation;
•competition, including the adoption by competitors of aggressive pricing strategies or sales methods;
•industry consolidation and other changes in the industrial distribution sector;
•the applicability of laws and regulations relating to our status as a supplier to the U.S. government and public sector;
•the credit risk of our customers;
•the risk of customer cancellation or rescheduling of orders;
•our ability to accurately forecast customer demand;
•customer cancellations or rescheduling of orders;
•interruptions in our ability to make deliveries to customers;
•supply chain disruptions;
•our ability to attract and retain sales and customer service personnel;
•the risk of loss of key suppliers or contractors or key brands;
•changes to trade policies or trade relationships;
•risks associated with opening or expanding our customer fulfillment centers;
•our ability to estimate the cost of healthcare claims incurred under our self-insurance plan;
•interruption of operations at our headquarters or customer fulfillment centers;
•products liability due to the nature of the products that we sell;
•impairments of goodwill and other indefinite-lived intangible assets;
•the impact of climate change;
•operating and financial restrictions imposed by the terms of our material debt instruments;
•our ability to access additional liquidity;
•our ability to realize the desired benefits from the Reclassification (as defined below);
•the significant influence that our principal shareholders will continue to have over our decisions;
•our ability to execute on our E-commerce strategies and maintain our digital platforms;
•costs associated with maintaining our information technology (“IT”) systems and complying with data privacy laws;
•our ability to remediate a material weakness in our internal control over financial reporting and to maintain effective internal control over financial reporting and our disclosure controls and procedures in the future;
•disruptions or breaches of our IT systems or violations of data privacy laws, including such disruptions or breaches in connection with our E-commerce channels;
•risks related to online payment methods and other online transactions;
•the retention of key management personnel;
•litigation risk due to the nature of our business;

•failure to comply with environmental, health, and safety laws and regulations; and
•our ability to comply with, and the costs associated with, social and environmental responsibility policies.

ITEM 1. BUSINESS.
General
MSC is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services. With a history of driving innovation in industrial product distribution for more than 80 years, we help solve our manufacturing customers’ metalworking and MRO challenges. Through our technical metalworking expertise and inventory management and other supply chain solutions, our team of more than 7,000 associates helps to keep our customers’ manufacturing operations up and running and to improve their efficiency, productivity and profitability.
We serve a broad range of customers throughout the United States, Canada, Mexico and the United Kingdom, from individual machine shops to Fortune 1000 manufacturing companies to government agencies such as the United States General Services Administration and the United States Department of Defense. We operate a sophisticated network of five customer fulfillment centers, nine regional inventory centers, 42 warehouses (40 in North America and two in Europe) and five manufacturing locations. Our customer fulfillment centers are located in or near Harrisburg, Pennsylvania; Atlanta, Georgia; Elkhart, Indiana; Reno, Nevada; and Hanover Park, Illinois.

We offer approximately 2.4 million active, saleable stock-keeping units (“SKUs”) through our E-commerce channels, including our website, https://www.mscdirect.com (the “MSC website”); our inventory management solutions; our catalogs; our brochures; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We carry many of the products we sell in our inventory, so that orders for these in-stock products are processed and fulfilled the day the order is received. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time. Our customers can choose among many convenient ways to place orders: the MSC website, eProcurement platforms, inventory management solutions (including in-plant and vending solutions), customer care centers and direct communication with our telesales and outside sales associates. Additionally, MSC’s robust sourcing capabilities and vast supplier base allow us to further satisfy our customers’ needs outside of our current product offerings.
We believe our value-added solutions approach to driving our customers’ success differentiates MSC from traditional transaction-focused distributors. We are committed to saving our customers money by providing comprehensive support for their metalworking, MRO, Class C Consumables and original equipment manufacturer (“OEM”) product and service needs. Our focus is building strong partnerships with our customers and helping them enhance productivity, profitability and growth through the following strategies:
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
•optimized solutions and expertise allow our teams to leverage proprietary tools and services such as Application Optimization (“Ap Op”), MSC MillMax® and advanced data analysis capabilities to deliver tailored productivity improvements across a range of machining processes. By leveraging MSC’s extensive database of customer tests, our specialists provide precise recommendations that enhance efficiency, reduce costs, and improve overall manufacturing outcomes; and
•we continue to expand our technological capabilities through strategic acquisitions and partnerships, including our acquisition of intellectual property assets from Schmitz Manufacturing Research & Technology LLC (“SMRT”), and our collaboration with MachiningCloud, which integrates advanced manufacturing tool data with our extensive product offerings. These strategic initiatives enable MSC to deliver cutting-edge solutions, offer a comprehensive and streamlined support system and drive greater value and effectiveness in our customers’ operations.
Industry Overview
MSC operates in a large, fragmented industry comprised of national, regional and local distributors, retail outlets, small distributorships, online distributors, direct mail suppliers, large warehouse stores and manufacturers’ own sales forces serving MRO customers.
MSC differentiates itself in the industry by being a leading distributor of metalworking products. We have continued to expand technical support and enhance supplier relationships, especially with our metalworking products. Our associates share their deep expertise and knowledge of metalworking and MRO to help our customers achieve their goals.
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
Business Strategy
MSC’s business strategy is based on helping our customers become more productive and profitable by reducing their total costs for purchasing and using metalworking, MRO, Class C Consumables and OEM products and services. Leveraging our expertise, knowledge and experience with metalworking products will continue to be a key tenet of our business strategy. Our customer-focused culture and high-touch engagement model drive value for our customers and result in deep customer relationships. Our business strategy includes the following key elements:

Technical Expertise and Support. MSC provides technical support and personalized service through our team of field sales specialists and centralized technical representatives. With a dedicated team of over 150 metalworking and specialty sales experts, we work closely with our customers to optimize their manufacturing processes and improve efficiency. Our experts perform in-depth onsite needs analyses and identify opportunities for productivity improvements, supported by our proprietary Ap Op software, which captures and documents cost-saving measures.

Leveraging MSC's extensive database of customer test data, our specialists are equipped with advanced tools that allow them to deliver precise, data-driven recommendations. These insights empower our customers to make informed decisions that enhance their operations. Additionally, our exclusive MSC MillMax® service accelerates the milling optimization process, helping customers achieve faster results and greater operational efficiency. This combination of technical expertise and cutting-edge tools positions MSC as a trusted partner in driving productivity and profitability.
Inventory Management Solutions. Our approach starts with a thorough customer assessment. Our expert associates develop and recommend solutions that provide exceptional value to the customer. Depending on the customer’s size and needs, we customize options to address complexity and processes, as well as specific products, technical issues and cost targets. The options include eProcurement, VMI, CMI, vending, tool crib control and in-plant solutions. Our world-class sourcing, logistics and business systems provide predictable, reliable and scalable service.
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
Same-Day Shipping and Next-Day Delivery. We guarantee same-day shipping of our core metalworking and MRO products, enabling customers to reduce supply inventories. We fulfill our same-day shipment guarantee for in-stock products about 99% of the time. We offer next-day delivery nationwide for qualifying orders placed by 8 p.m. Eastern Time. We know that our customers value this service, and areas accessible by next-day delivery generate significantly greater sales for MSC than areas where next-day delivery is not available.
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
We also continually upgrade our distribution methods and systems and provide comprehensive electronic ordering capabilities to support our customers’ purchase order processing. We are committed to investing in our VMI, CMI and vending solutions that streamline customer replenishment and trim our customers’ inventories. Our integrated approach to the shop floor, with vending and crib software, provides broad flexibility in our solutions configurations. This integration enables customers to gain full visibility into their on-hand inventory regardless of which solution is utilized. Our vending solutions include different kinds of machines, such as storage lockers or carousels, which can stand alone or be combined with other machines. Our vending machines use network or web-based software to enable customers to gain inventory visibility, save time and drive profitability.
Competitive Pricing. Customers increasingly evaluate their total procurement costs, of which our industrial supplies are an important component. As a result, we strategically adjust our customer pricing to maintain competitiveness, while capturing the value of our comprehensive services.
Growth Strategy
Our growth strategy includes a number of initiatives to gain market share and to position us as a mission-critical partner to our customers. These initiatives include the following:
Expanding programs for our public sector and national account customers. MSC’s Public Sector organization is focused on becoming an industry leader and trusted advisor to key public sector customers. Over the last five years, MSC has invested in the Public Sector organization that has resulted in several large contracts with federal, state and local agencies. MSC is focused on expansion and growth within the Public Sector by leveraging recent successes to support this unique customer type.
We provide customized national account programs for larger customers, often on an enterprise-wide basis. These national account customers value our ability to electronically support their procurement needs with comprehensive solutions, which reduce transactional costs and working capital requirements while enhancing data visibility. Our dedicated national account managers and operations experts provide supply chain solutions that reduce these customers’ total costs of procurement and ownership through increased visibility into their MRO products and services purchases and improved management. We demonstrate these savings by providing these customers with detailed reporting at both the enterprise and site level.
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
MSC website and E-commerce capabilities. The MSC website is a business-to-business oriented, horizontal marketplace serving the metalworking and MRO market. The MSC website contains a searchable online catalog which allows customers to find SKUs by keyword, part description, competitive part number, vendor number or brand. The website also provides electronic ordering capabilities, online bill payment, delivery tracking status, and personalized real-time inventory availability. The MSC website is a key component of our strategy to reduce our customers’ transaction costs and delivery time. Information can also be found detailing MSC’s in-plant and other inventory management solutions. The Company continues to evaluate its E-commerce platforms, including the MSC website, solicit customer feedback and make improvements to ensure that it remains a premier website in our marketplace.
We offer advanced tools that integrate our solutions with customer purchasing platforms and workflows. This includes straightforward integrations, such as embedding customer inventory levels into searches on the MSC website, as well as more sophisticated solutions like facilitating the approval and compliance processes for vending and VMI carts through the MSC website or eProcurement platforms. Many large customer accounts transact business with MSC using eProcurement solution providers that sell a suite of E-commerce products. We have associations with many of these providers and continue to evaluate and expand our eProcurement capabilities.
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
As part of this strategy, the Company made several strategic acquisitions and investments during the fiscal year ended August 31, 2024 (“fiscal year 2024”). These include the acquisition of 100% of the outstanding shares of KAR Industrial Inc. (“KAR”), a Canada-based metalworking distributor, the acquisition of 100% of the outstanding shares of ApTex, Inc. (“ApTex”), a Wisconsin-based metalworking distributor, the acquisition of certain assets and liabilities of Premier Tool Grinding, Inc. (“Premier”), an Arizona based carbide cutting tool manufacturer and the acquisition of certain intellectual property assets from SMRT.
Increasing the size and improving the productivity of our direct sales force. We have invested resources to give our sales representatives more time with our customers which resulted in providing increased support to drive customer productivity improvements and delivered a personalized customer experience. At August 31, 2024, our field sales and service associate headcount was 2,697. We believe that our sales force investment has played a critical role in the overall success of the Company’s revenue performance. Our sales force, focusing on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity.
Increasing the number of product lines and productive SKUs. We offer approximately 2.4 million active, saleable SKUs through our distribution and E-commerce channels, including the MSC website, inventory management solutions, catalogs, brochures, customer care centers, customer fulfillment centers, regional inventory centers and warehouses. The majority of products sold are third-party manufactured products; however, SKUs sold under MSC private label brands approximate 13% of net sales. We are increasing the breadth and depth of our product offerings and pruning non-value-added SKUs. In fiscal year 2024, we added approximately 80,000 SKUs, net of SKU removals, to our active, saleable SKU count. We also leverage the depth and breadth of MSC’s product portfolio within our Class C Consumables and OEM product lines.

Improving our marketing programs. MSC has built an extensive customer database, which we harness via both human and artificial intelligence to target our marketing to the best prospects. We supplement the efforts of our sales force through the use of digital and traditional marketing tactics. Our industry-specific expertise allows us to focus our outreach on the most promising growth areas.
Improving our excellent customer service. MSC consistently receives top quartile customer satisfaction ratings, according to customer surveys. By working to anticipate our customers’ needs, we strive to exceed our customers’ expectations. This focus on our customers’ needs enables us to achieve our goal to stand apart in the market. We use feedback from customer comment cards, surveys and other customer outreach tools to improve the overall customer experience.
Reclassification
In the first quarter of fiscal year 2024, we completed our reclassification (the “Reclassification”) of our common stock to eliminate our Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with our Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), “Common Stock”). Pursuant to the Reclassification, each issued and outstanding share of Class B Common Stock was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. See Note 12, “Shareholders’ Equity” in the Notes to Consolidated Financial Statements for additional information.
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

We purchase substantially all of our products directly from more than 3,000 suppliers. No single supplier accounted for more than 5% of our total purchases in fiscal year 2024, the fiscal year ended September 2, 2023 (“fiscal year 2023”) or the fiscal year ended September 3, 2022 (“fiscal year 2022”).
Customer Fulfillment Centers and Distribution Network
We continue to invest in the enhancement of our distribution efficiency and capabilities. When our customers order an in-stock product online or via phone, we ship it the day the order is placed about 99% of the time. We do that through our five customer fulfillment centers, nine regional inventory centers and 42 warehouses. Some specialty or custom items and very large orders are shipped directly from the manufacturer. We manage our primary customer fulfillment centers via computer-based SKU tracking systems and radio frequency devices that locate specific stock items to make the selection process more efficient. Certain of our customer fulfillment centers also utilize robotic packing solutions and order-picking systems that improve productivity and associate safety while reducing energy consumption and saving space. Our warehouses are predominantly from our acquired subsidiaries. Similar to our customer fulfillment centers, these warehouses primarily handle the stocking and fulfillment of inventory. However, in some cases, these locations also operate as subsidiary headquarters and provide office space for sales associates.

Sales and Marketing

We serve individual machine shops, Fortune 1000 companies, public sector agencies and manufacturers of all sizes. With some of our recent acquisitions, such as All Integrated Solutions, Inc. and Tower Fasteners, LLC, we have increased our presence in the OEM fasteners, hardware and components business. We have also significantly increased our presence in the VMI space within the Class C Consumables sales channel. VMI involves not only selling the Class C Consumables, but also managing appropriate stock levels for the customer, fulfilling replenishment orders, putting away the stock, and maintaining a clean and organized inventory area.
MSC’s national account program includes Fortune 1000 companies, large privately held companies, and international companies primarily doing business in North America. Our public sector customers include governments and their instrumentalities such as federal agencies, state governments, and public sector healthcare providers. Federal government customers include the United States General Services Administration, the United States Department of Defense, the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. We have individual state and local contracts, as well as contracts through partnerships with several state co-operatives.
We utilize advanced analytics and artificial intelligence (“AI”) to significantly increase the return on our marketing investments designed to acquire new customers and increase our share of business with current customers. The majority of our efforts are focused on digital marketing, email marketing and online advertising to align with our customers’ buying behavior. We utilize traditional marketing methods, such as catalogs and direct mail, on a selective basis. We use our own contact database together with external information to target buyers with the highest likelihood to buy.
Our sales representatives are highly trained and experienced individuals who build relationships with customers, assist customers in reducing costs, provide and coordinate technical support, coordinate special orders and shipments with vendors, and update customer account profiles in our information systems databases. Our marketing approach centers on the ability of our sales representatives, armed with our comprehensive databases as a resource, to respond effectively to the customers’ needs. When a customer interacts with MSC, the sales representative has immediate access to that customer’s company and specific buyer profile, which includes billing and purchasing track records, and plant and industry information. In addition to customer information, the sales representative also has access to inventory levels on every SKU we carry.
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
Digital and Traditional Marketing
Our primary method of presenting products and solutions is the MSC website and our digital marketing programs, which include tactics such as search engine marketing, email marketing, social media and online advertising. These programs align with the buying behavior of our customers and are designed to maximize marketing productivity and return on marketing dollars spent. While digital is our primary means of marketing, we leverage catalogs, sales collateral and promotional brochures where appropriate. We use these methods to target customers in specific areas, such as metal fabrication, facilities management, and safety and janitorial, with a more focused selection of products or solutions.
Customer Service
One of our goals is to make purchasing our products as convenient and effortless as possible. During fiscal year 2024, customers submitted approximately 63.6% of their orders digitally through our E-commerce platforms (the MSC website, vending machines and eProcurement). The remaining orders were primarily placed via telephone, email and fax. The efficient handling of orders is a critical aspect of our business. Order entry and fulfillment occurs at our main customer care centers, mostly located at our customer fulfillment centers. Customer care phone representatives enter non-digital orders into computerized order processing systems. In the event of a local or regional disruption, our communications system will reroute customer exchanges to an alternative location. When an order enters the system, a credit check is performed; if the credit is approved, the order is usually transmitted to the customer fulfillment center closest to the customer. Customers are invoiced for merchandise and shipping and handling promptly after shipment.
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
In response to shifts in the labor market, we also look to accelerate automation in our customer fulfillment centers. In fiscal year 2019, we introduced a patented robotic packing solution, and in fiscal year 2024, we have deployed advanced robotic picking technology to several customer fulfillment centers.
Most of our information systems operate in real time over a secure wide area network, letting each customer fulfillment center share information and monitor daily progress on sales activity, credit approvals, inventory levels, stock balancing, vendor returns, order fulfillment and other key performance measures. We maintain a sophisticated buying and inventory management system that monitors all of our SKUs and automatically purchases inventory from vendors for replenishment, based on proprietary forecasting models. We also maintain an electronic data interchange and XML purchasing program with our vendors to boost order placement efficiency, reduce order cycle processing time, and increase order accuracy.
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
Our core business systems run in a highly distributed computing environment and utilize software and hardware platforms from key partners. We utilize disaster recovery techniques and procedures, which are consistent with best practices in enterprise IT. With many of our associates shifting to a remote work model beginning in fiscal year 2020, we deployed secure home computing assets and implemented collaboration software to enable interconnected teams and scalable video conferencing for large virtual gatherings. Our focus is to optimize the hybrid associate work experience.
We believe that our current systems and practice of implementing regular updates are adequate to support our current needs. We have been upgrading and migrating many of our systems to take advantage of the flexibility and controls offered by cloud computing platforms while downsizing our on-premise data center footprint. Recent cloud migrations include commercial off-the-shelf enterprise systems as well as our E-commerce infrastructure.
Our sales representatives are equipped with proprietary mobile technology that allows them to tap into MSC’s supply chain directly from our customers’ manufacturing plants and make sure that critical inventory is always on site and available. In addition, we are enhancing our customer-facing websites and portals to reflect this new mobile reality at a pace in line with customer adoption of mobile technology.
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
MSC is actively leveraging AI in various areas to improve customer experiences and drive efficiencies in areas such as time-series forecasting models for financial planning, AI-driven recommendations for our customer-care team, order error processing, natural language processing to automate product taxonomy classification and AI-driven chatbots for our associates to quickly find relevant information. We continue to take steps to understand, secure and pilot this technology in additional areas within the Company. We believe our strategic alignment with leading vendors in this space will position MSC well for a future where AI technology will be integrated into many aspects of MSC’s business.
Competition
The MRO supply industry is a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, dealers and wholesalers, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and large direct mail distributors. We also face substantial competition in the online distribution space that competes with price transparency and includes both traditional distributors and non-traditional, web-based E-commerce competitors. In addition, new entrants in the MRO supply industry could increase competition. We believe that sales of MRO supplies will become more concentrated over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In the industrial products market, customer purchasing decisions are based primarily on one or more of the following criteria: price, product selection, product availability, technical support relationship, level of service and convenience. We believe we compete effectively on all such criteria. Our industry has seen consolidation in recent years. The trend of our industry toward consolidation could cause the industry to become more competitive (i) as greater economies of scale are achieved by competitors, or (ii) as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products.
Seasonality
During any given time, we may be impacted by our industrial customers’ plant shutdowns, particularly during the summer months (our fiscal fourth quarter), as well as the winter months for the Christmas and New Year holiday period (our fiscal second quarter). In addition, we may be impacted by weather-related disruptions.
Compliance with Health and Safety and Environmental Laws and Regulations
Our operations are subject to a variety of federal, state, local and non-U.S. health and safety and environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters to ensure that our operations are compliant with all applicable environmental laws and regulations.
Operating and maintenance costs associated with environmental compliance and management of sites are a normal and recurring part of our operations. With respect to matters that may be pending, based on our analysis of relevant facts and circumstances, compliance with applicable environmental laws and regulations is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position.
Human Capital Resources
As of August 31, 2024, we employed 7,423 associates worldwide, of which 7,191 were full-time and 232 were part-time. No associate is represented by a labor union. Approximately 89% of our workforce is based in the United States. MSC has not experienced any major work stoppages and considers associate relations to be good.
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
Health and Safety
MSC’s safety vision is to strive for zero injuries and build a culture in which safety is a top value across all levels of the organization and every associate has the right and responsibility to continually seek to prevent injuries. Our leadership team is highly engaged through our Safety Leadership System in identifying trends in our incidents throughout the network and working collaboratively with our safety professionals to effectively reduce incidents involving our associates and to make MSC one of the safest places to work.
In the 2023 calendar year, the Company’s Occupational Safety and Health Administration (“OSHA”) Total Recordable Incident Rate was 1.02 and the Company’s OSHA Lost Time Incident Rate was 0.43 based upon the number of incidents per 100 associates (or per 200,000 work hours). The Company’s rates fall well below the Total Recordable Incident Rate and the Lost Time Incident Rate of the North American Industry Classification System, which were 2.0 and 0.60, respectively.
Diversity, Equity and Inclusion
MSC is committed to promoting a respectful, diverse workplace, constructive collaboration, innovative creativity, and genuine leadership. We believe that our culture and our business benefit greatly from the rich combination of experience, creativity and perspective that our diverse workforce provides. Our associates’ differences – the individual characteristics, work styles, beliefs and backgrounds – make us strong and equip us to better serve our customers. Because we are dedicated to an environment of equal opportunity, we partner with several outreach organizations that help us in our recruitment efforts such as: Hiring our Heroes, minority-owned organizations, women-owned organizations, local and state workforce services, and vocational rehab centers. Additionally, MSC continues to grow its business resource groups, known as Inclusion Circles, with membership growing to more than 1,500 associates combined. Each Inclusion Circle is sponsored by a member of the MSC leadership team. These include WIN (Women’s Inclusion Network), Veterans, BIG (Black Inclusion Group), Pride, ABLE, GEN (Generational Empowerment Network) and HOLA (Hispanic Organization for Leadership and Advancement).
As of August 31, 2024, our U.S. associate population by gender, ethnic and racial attributes was as follows:

U.S. Associate Population	Male	Female	White	Hispanic/Latino	Black/African American	Asian	American Indian/Alaskan Native	Native Hawaiian/Other Pacific Islander	Two or More Races	Not Available
Individual Contributor	60.5%	39.5%	71.2%	10.5%	12.3%	2.2%	0.6%	0.3%	2.7%	0.2%
Middle Management	64.2%	35.8%	81.1%	6.1%	8.8%	2.2%	0.3%	0.3%	1.1%	0.1%
Director and Above	66.4%	33.6%	85.3%	0.9%	6.0%	7.8%	—%	—%	—%	—%
Total U.S. Associate Population	61.0%	39.0%	72.5%	9.8%	11.9%	2.3%	0.5%	0.3%	2.5%	0.2%

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
MSC also offers through MSC University various learning and development opportunities in support of associate career growth and success through a variety of offerings, including virtual classrooms and webinars, instructor-led courses, informal work groups, e-learning, books and articles, and more. These opportunities can drive improvement, facilitate career development, provide coaching and mentoring opportunities, and enhance communication skills. The average training hours completed by MSC associates in fiscal year 2024 was approximately 21 hours per individual. Additionally, MSC’s tuition assistance program covers educational costs and provides eligible associates the financial assistance to obtain a graduate or undergraduate degree while working.
Available Information
We make available, free of charge, on or through the investor relations portion of our website, https://investor.mscdirect.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as well as proxy statements and other information, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. We also make available, on our website, the charters of the committees of the Board of Directors of the Company (our “Board of Directors”), the Code of Ethics, the Code of Business Conduct and the Corporate Governance Guidelines pursuant to SEC requirements and New York Stock Exchange (“NYSE”) listing standards. The information on our website, or linked to or from our website, is not incorporated by reference into, and does not constitute a part of, this Report or any other documents we file with, or furnish to, the SEC.
We use the investor relations portion of our website to distribute information, including as a means of disclosing material, non-public information, and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Company on our website (https://investor.mscdirect.com). Accordingly, investors should monitor the investor relations portion of our website in addition to our press releases, SEC filings and other public communications.
ITEM 1A. RISK FACTORS.
In addition to the other information in this Report, the following factors should be considered in evaluating the Company and its business. Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our business, financial condition, or results of operations are as follows:
Risks Related to Our Business
Our business depends heavily on the operating levels of our customers and the economic factors that affect them, including general economic conditions.
Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been, and will continue to be, influenced by many of the same economic factors that affect demand for and production of our customers’ products.
When current or prospective customers reduce production levels because of lower demand or tight credit conditions, as occurs in economic downturns, their need for our products and services diminishes. Selling prices and terms of sale with our customers come under pressure, which may adversely affect the profitability and the durability of customer relationships. Credit losses increase as well. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities and may prevent them from ordering our products as frequently or in the quantities they otherwise would. As a result of any such economic recession or slowing in the rate of growth, we may experience a material adverse effect on our business, financial condition, or results of operations.
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
Further, our business is highly related to the manufacturing sector. As various sectors of our manufacturing customer base face increased foreign competition, and in fact lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.
Changes in our customer and product mix, or adverse changes to the cost of goods we sell, could cause our gross margin percentage to fluctuate or decrease.
As a distributor, our profitability is highly dependent on our gross margin, which in turn varies based on the product sold and the type of customer. From time to time, we experience changes in our customer mix and in our product mix. Changes in our customer mix have resulted from various factors, such as changes in the geographies we serve, daily selling activities within current geographic markets, and targeted selling activities to new customers. Changes in our product mix have also resulted from various factors, such as marketing activities to existing customers, needs communicated to us from existing and prospective customers and business acquisitions. As our national account and government customer program sales grow, we will face continued pressures on maintaining gross margin because these customers receive lower pricing due to their higher level of purchases from us. In addition, our continued expansion of our vending program and other E-commerce platforms places pressure on our gross margin. We may also be subject to price increases from our suppliers and independent freight carriers that we may not be able to pass along to our customers, particularly in periods of high or rapid inflation.
Volatility in commodity, energy and labor prices may adversely affect operating margins.
In times of commodity, energy and labor price increases, we may be subject to price increases from our suppliers and independent freight carriers that we are unable to pass along to our customers. Raw material costs used in our suppliers’ products (steel, tungsten, etc.) and energy and labor costs may increase, which may result in increased production costs for our suppliers that they pass along to us. In recent years, the fuel costs of our independent freight carriers have also been volatile. Our suppliers and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.
In addition to increases in commodity, energy and labor prices, decreases in those costs, particularly if severe, could also adversely affect us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
Inflation impacts the costs at which we can procure products and our ability to increase prices at which we sell to customers over time. Prolonged periods of low inflation or deflation could adversely affect our ability to increase the prices at which we sell to customers. Periods of high or rapid inflation, such as the historically high levels of inflation the United States has experienced in recent years, may also cause the prices that our suppliers and independent freight carriers charge to increase rapidly or unpredictably. We may not be able to pass along increased costs due to inflation in full or synchronously to customers, which may result in lower margins or changes in our relationships with customers.
We operate in a highly competitive industry, which is evolving and consolidating, which could have a material adverse effect on our business, financial condition, or results of operations.
The MRO supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We face competition from traditional channels of distribution, such as retail outlets, small dealerships, regional and national distributors utilizing direct sales forces, manufacturers of MRO supplies, large warehouse stores and larger direct mail distributors. We believe that sales of MRO supplies will continue to concentrate over the next several years, which may make MRO supply distribution more competitive. Some of our competitors challenge us with a greater variety of product offerings, greater financial resources, additional services, or a combination of these factors. In addition, we also face the risk of companies that operate primarily outside of our industry entering our marketplace.
Our industry is evolving at a rapid pace. If we do not have the agility and flexibility to effectively respond to the accelerated pace of industry changes, our strategy could be put at risk resulting in a loss of market share. We also face substantial competition in the online distribution space that competes with price transparency. Increased competition from online retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies or sales methods, could cause us to lose market share or reduce our prices, adversely affecting our sales, margins, and profitability.
Traditional MRO suppliers are attempting to consolidate the market through internal expansion or acquisitions or mergers with other industrial suppliers, or a combination of both. This consolidation allows suppliers to improve efficiency, spread fixed costs over a greater number of sales, and achieve other benefits derived from economies of scale. The trend of our industry toward consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower-cost business models are able to operate with lower prices and gross profit on products. These trends may adversely affect our sales, margins and profitability.
In order to operate more efficiently, control costs and improve profitability, we incur restructuring and other costs, which can include consulting, severance and separation costs. There can be no assurance that action taken in connection with such costs will achieve their intended benefits.
As a supplier to the U.S. government and public sector, we are subject to certain laws and regulations that subject us to certain compliance requirements and potential liabilities and may increase our costs of doing business.
As a supplier to the U.S. government and public sector, which represented approximately 9% of total Company revenue in fiscal year 2024, we must comply with certain laws and regulations, including the Trade Agreements Act, the Buy American Act and the Federal Acquisition Regulation, relating to the formation, administration and performance of U.S. government contracts. These laws and regulations affect how we do business with government customers and, in some instances, impose added compliance and other costs on our business. From time to time, we are subject to governmental or regulatory inquiries or audits relating to our compliance with these laws and regulations. A violation of these specific laws and regulations, as well as others, could result in the imposition of fines and penalties or the termination of our U.S. government contracts and could harm our reputation and cause our business to suffer.
Our business is exposed to the credit risk of our customers, which could have a material adverse effect on our business, financial condition, or results of operations.
We generally do not require collateral from our customers, which exposes us to credit risk. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness based on our periodic reviews, and a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy or the financial condition of our customers, including as a result of higher inflation and fluctuations in interest rates, geopolitical events or macroeconomic events, could have an adverse effect on our ability to collect our accounts receivable, lengthen payment cycles and increased collection costs.
Failure to accurately forecast customer demand and timely purchase inventory could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
To meet anticipated demand for our products, we may purchase products from manufacturers outside of our typical programs, including payment terms, and in advance of customer orders, which we hold in inventory and resell to customers. We are subject to the risk that we may be unable to sell all of the products we purchase for resale. Inventory levels in excess of customer demand may result in inventory impairment or write-downs, and the sale of excess inventory at discounted prices could have a material adverse effect on our business, financial condition, or results of operations. Excess inventory could result from factors such as incorrectly anticipating demand for such products or rapid changes in customer preference, product innovations, or customer financial condition. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could result from events such as difficulties in product sourcing, including due to supply chain disruptions affecting us and our suppliers, or the concentration of demand for a limited number of SKUs. Inventory shortages could delay shipments to customers, negatively impact customer relationships, reduce cash flows and have a material adverse effect on our business, financial condition, or results of operations.
Interruptions in our ability to make deliveries to our customers could have a material adverse effect on our business, financial condition, or results of operations.
Our ability to provide same-day shipping and next-day delivery of our core metalworking and MRO products is an integral component of our overall business strategy. Disruptions at transportation centers, shipping ports, or our customer fulfillment centers, including global and domestic locations, due to third-party work stoppages or labor shortages or severe weather conditions affect both our ability to maintain core products in inventory and to deliver products to our customers on a timely basis, which may in turn adversely affect our customer relationships and results of operations. In addition, severe weather conditions and work stoppages affecting the end markets we serve could adversely affect demand for our products in particularly hard-hit regions and impact our sales and/or our ability to deliver our products.
Supply chain disruptions could have a material adverse effect on our business, financial condition, or results of operations.
Disruptions in our supply chain due to such factors as natural and human-induced disasters, widespread contagious diseases or viruses, geopolitical events such as war, economic sanctions, civil unrest, rioting or terrorist attacks in the United States or countries in which we operate, our key suppliers are located or through which our products are transported or distributed, transportation disruptions, labor disputes or shortages, raw material shortages, inadequate manufacturing capacity or utilization to meet demand, actions by governments and central banks that impact the flow of international goods, and the imposition of other trade limitations, prohibitions or sanctions that increase the costs of domestic and international trade and transportation, could restrict our ability to obtain products that our customers demand or to meet delivery expectations, which could have a material adverse effect on our business, financial condition, or results of operations. Any such disruption or other catastrophic event could cause our distribution channels and networks to become limited or non-operational, adversely affect our ability to obtain or deliver products to our customers in a timely manner, limit our ability to meet customer demand, result in lost sales, increased costs, penalties, order cancellations or contract terminations, or adversely affect our customer relationships.
Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking and specialty sales specialists.
Our business depends on our ability to attract, train and retain qualified sales and customer service personnel and metalworking specialists. We greatly benefit from having associates who are familiar with the products we sell and their applications, as well as associates, particularly metalworking specialists, who can provide technical support to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be difficult to hire and retain in sufficient numbers. Additionally, our ability to hire and retain such qualified individuals may be adversely affected by global and domestic economic uncertainty, or increased competition for such qualified individuals. If we are unable to hire and retain associates capable of providing a high level of customer service and technical support, our operational capabilities and ability to provide differentiated services may be adversely affected.
The loss of key suppliers or contractors or key brands could have a material adverse effect on our business, financial condition, or results of operations.
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
Changes to trade policies or trade relationships, including the imposition of significant restrictions, quotas, duties, tariffs or moratoriums on economic activity with certain countries or regions, whether because of amendments to or the elimination of existing trade agreements or the imposition of new or modified trade tariffs or other governmental orders or sanctions, could have an adverse effect on our business. These changes and other changes to trade policies or trade relationships could adversely affect our ability to secure sufficient products to service our customers and/or result in increased product costs that we may not be able to pass on to our customers, resulting in lower margins or otherwise adversely affecting our sales.
Opening or expanding our customer fulfillment centers exposes us to risks of delays and may affect our operating results.
In the future, as part of our long-term strategic planning, we may open new customer fulfillment centers to improve our efficiency, geographic distribution and market penetration. In addition, we intend to make, as we have in the past, capital improvements and operational enhancements to certain of our existing customer fulfillment centers. Moving or opening customer fulfillment centers and effecting such improvements requires a substantial capital investment, including expenditures for real estate and construction, and opening new customer fulfillment centers requires a substantial investment in inventory. Additionally, prior to and for some time following the commencement of operations of a new customer fulfillment center or the completion of the expansion of an existing customer fulfillment center, operating expenses as a percentage of sales, inventory turnover and return on investment will be adversely impacted.
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
An interruption of operations at our headquarters or customer fulfillment centers could have a material adverse effect on our business, financial condition, or results of operations.
Our business depends on maintaining operations at our co-located headquarters and customer fulfillment centers. A serious, prolonged interruption due to power outage, telecommunications outage, cyber-attack, terrorist attack, earthquake, storm, hurricane, flood, fire, drought, tornado and other extreme weather, widespread contagious disease or virus or other events could have a material adverse effect on our business, financial condition, or results of operations.
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury, or death linked to the use of those products by our customers.

Certain of our customers operate in challenging industries which involve a material risk of catastrophic events. If any of these events are linked to the use of any of our products by our customers, claims could be brought against us by those customers, by governmental authorities, and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. We could experience significant losses as a result of claims made against us, which could have a material adverse effect on our business, financial condition, or results of operations.
Goodwill and other indefinite-lived intangible assets recorded as a result of our acquisitions could become impaired.
As of August 31, 2024, our combined goodwill and other indefinite-lived intangible assets amounted to $734.8 million. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other indefinite-lived intangible assets recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other indefinite-lived intangible assets as a result of future acquisitions we may complete. Future amortization of such assets or impairments, if any, of goodwill or other indefinite-lived intangible assets would adversely affect our results of operations in any given period. If the financial performance of our business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other indefinite-lived intangible assets.

Climate change and societal and governmental responses to climate change could have a material adverse effect on our business, financial condition, or results of operations, including indirectly through impacts on our customers.
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
Our inability to maintain our committed and uncommitted credit facilities or to obtain additional financing could have a material adverse effect on our liquidity, business, financial condition, or results of operations.
Our ability to manage our business and execute our business strategy is dependent, in part, on the continued availability of financing. With respect to committed facilities, lenders may decline to renew or extend credit facilities, or they may require stricter terms and conditions with respect to future facilities, and we may not find these terms and conditions acceptable. With respect to uncommitted facilities, lenders may cease making loans or demand payment of outstanding loans, which may overly restrict our ability to conduct our business successfully and have a material adverse effect on our business, financial condition, or results of operations.

Our ability to obtain additional financing will be dependent on, among other things, our financial condition, prevailing market conditions, and numerous other factors beyond our control. Such additional financing may not be available on commercially reasonable terms or at all. Any inability to obtain financing on an as-needed basis could have a material adverse effect on our business, financial condition, or results of operations.

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

So long as the Jacobson / Gershwind Family Shareholders (as defined below), collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Common Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement (as defined below), nominate two individuals designated by the Jacobson / Gershwind Family Shareholders for election to our Board of Directors at any annual meeting of our shareholders at which directors are to be elected. So long as the Jacobson / Gershwind Family Shareholders, collectively, have beneficial or record ownership of less than 10% but 5% or more of the issued and outstanding shares of Class A Common Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by the Jacobson / Gershwind Family Shareholders for election to our Board of Directors at any annual meeting of our shareholders at which directors are to be elected.

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
Risks Related to Information Technology and Intellectual Property
The growth of our digital platforms and E-commerce capabilities exposes us to particular risks, which could have a material adverse effect on our business, financial condition, or results of operations.
The implementation of our business strategy includes a commitment to technological innovation and the utilization of digital technologies, including the MSC website and other E-commerce capabilities. As our digital platforms have grown in recent years, we have increased, and expect to continue to increase, our investment in developing, managing and implementing technology information systems, proprietary software development, and other technological innovations to support our customers. In addition, we continue to invest in our Vendor Managed Inventory, Customer Managed Inventory, and vending solutions, which involve the use of vending machines that rely on network or web-based software.

There could be material adverse effects on our business, financial condition, or results of operations if our customer-facing technology systems are perceived as more difficult or less compelling for customers to use than those of our competitors, if our digital marketing efforts are unsuccessful, or if we are otherwise unsuccessful at realizing the benefits of these investments. Ongoing changes in the legal and regulatory requirements surrounding data privacy, online tracking technologies such as cookies, digital advertising, and other similar matters could require us to modify our E-commerce strategy, incur significant additional costs to comply with such changes, or otherwise have a material adverse effect on our business, financial condition, or results of operations.

We are also actively leveraging artificial intelligence (“AI”) in various contexts to improve customer experiences and drive efficiencies in certain areas of our business. As we continue to leverage, secure, and pilot the use of AI-driven technologies, we have increased and expect to continue to increase our investments in such technologies. While these innovations can present significant benefits to the Company, they also create risks and challenges. If investments in such technologies are less successful at attracting and retaining customers than similar investments by our competitors, or if we are otherwise unsuccessful at realizing the benefits of these technological investments generally, this could have a material adverse effect on our business, financial condition, or results of operations.
Maintaining our IT systems and complying with data privacy laws may incur significant, recurring costs.
Our IT systems are an integral part of our business and growth strategies. In recent years, we have modified our business practices, which included a shift to a hybrid work schedule for many of our office-based associates. As a result, we are dependent upon our IT systems to operate our business and our ability to effectively manage our business depends on the security, reliability, and adequacy of our IT systems. We also depend upon our IT systems to help process orders, to manage inventory and accounts receivable collections, to manage financial reporting, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations, to operate our websites and to help provide superior service to our customers. We have made and continue to make investments in technology to protect our systems, computers, software, data and networks from attacks, damage or unauthorized access. We also have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance that breaches will not occur in the future or be covered by our insurance policy. The costs of maintaining our IT systems are significant and require recurring investment. In the past we have experienced, and may again in the future experience, challenges with our IT systems that have caused or may cause us to not realize expected benefits of investments into our IT systems.
In addition to incurring continual costs to maintain cybersecurity, we also incur significant, recurring costs to comply with data privacy laws. Regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Recent privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 (DPA), the European Union General Data Protection Regulation 2016 (GDPR) that became effective May 2018, the California Consumer Protection Act that became effective January 2020, and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
Disruptions or breaches of our IT systems, or violations of data privacy laws, could have a material adverse effect on our business, financial condition, or results of operations.
Our IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control or anticipation, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses and physical or electronic break-ins. In addition, our IT systems may be vulnerable to cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, all of which are rapidly evolving and becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our IT systems, as cyber-attacks evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the measures that we take to anticipate, detect, avoid or mitigate these threats. These cyber-attacks and any unauthorized access or disclosure of our customers’ information could compromise and expose sensitive information and damage our reputation. Cyber-attacks could also cause us to incur significant remediation costs, including the possibility of government fines, disrupt our operations and divert management attention and key IT resources.
Any material cyber-attack or failure of our IT systems to perform as we anticipate could disrupt our business and operations, result in transaction errors, the loss of data, processing inefficiencies, downtime, litigation, government investigation or fines, substantial remediation costs (including potential liability for stolen assets or information and the costs of repairing system damage), and the loss of sales and customers and damage our reputation. In addition, changes to our IT systems could disrupt our business operations. Any one or more of these consequences could have a material adverse effect on our business, financial condition or results of operations. Additionally, our suppliers and customers also rely upon IT systems to operate their respective businesses. If any of our suppliers or customers experience a cyber-attack or other cyber incident, this could adversely affect their operations, which could have a material adverse effect on our business, financial condition, or results of operations.

Our E-commerce channels are subject to risks related to online payment methods and other online transactions, including through purchasing platforms.

We accept a variety of payment methods via our E-commerce channels, including credit card, debit card and other payment methods and other online transactions. Although we generally rely on third parties to facilitate E-commerce payments and payment processing services, we may become subject to additional compliance requirements regarding these transactions and may also suffer losses from online fraudulent transactions on our E-commerce channels. In addition, we must pay certain transaction fees relating to these transactions, which may increase over time and could have a material adverse effect on product margin, profitability and operating costs. Our E-commerce channels may become subject to further rules and regulations, and changes in these rules and regulations, or their interpretation, could increase costs and have a material adverse effect on our business, financial condition, or results of operations.
General Risk Factors

We have identified a material weakness in our internal control over financial reporting and, as a result of which, have determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of August 31, 2024. A failure to remediate this material weakness, and to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, may result in a misstatement of our financial statements or the failure to detect such a misstatement.

The Company maintains a system of internal control over financial reporting and disclosure controls and procedures to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As required by Section 404 of the Sarbanes-Oxley Act of 2002, we perform an evaluation of and report on the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and our independent registered public accounting firm provides an opinion attesting to the effectiveness of such controls and procedures. The rules governing the standard that must be met for management to assess the adequacy of our internal control over financial reporting are complex and require significant documentation, testing and, where a deficiency is identified, remediation.

As discussed in more detail in Part II, Item 9A, “Controls and Procedures” below, management’s assessment of our internal control over financial reporting as of August 31, 2024 identified a material weakness relating to deficiencies in the operating effectiveness of our information technology general controls (“ITGCs”) relating to user access for certain information technology systems that support financial reporting processes for revenue and inventory transactions (the ITGC Material Weakness). As a result of the ITGC Material Weakness, our disclosure controls and procedures were not effective as of August 31, 2024. Although we have not identified any misstatements in our consolidated financial statements as a result of the ITGC Material Weakness, and our independent registered public accounting firm has expressed an unqualified opinion with respect to the consolidated financial statements in its report within Item 8. Financial Statements and Supplementary Data, the identified control deficiencies created the reasonable possibility that a material misstatement of the consolidated financial statements would not have been prevented or detected on a timely basis. Our management has commenced remediating the ITGC Material Weakness, however such remediation steps are ongoing.

If we fail to remediate the ITGC Material Weakness and maintain effective disclosure controls and procedures in the future, our ability to accurately report financial information and prepare financials statements could be adversely affected and cause us to misstate our interim or annual financial statements, fail to meet our reporting obligations, incur significant expense, negatively impact investor confidence and adversely impact the price of our securities.

Our success is dependent on certain key management personnel.
Our success depends largely on the efforts and abilities of certain key members of our senior management. The loss or disruption of the services of one or more of such key personnel could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain any key-man insurance policies with respect to any of our executive officers.
We are subject to litigation risk due to the nature of our business, which could have a material adverse effect on our business, financial condition, or results of operations.
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
We are subject to federal, state, local, foreign and provincial environmental, health and safety laws and regulations. Fines and penalties may be imposed for non-compliance with applicable environmental, health, and safety requirements and for failure to obtain or to comply with the terms and conditions of required permits. The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, such actions could negatively impact our reputation in the impacted geographic market and more broadly.
Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us.
There is an increasing focus on corporate social and environmental responsibility in our industry. An increasing number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. This corporate social and environmental responsibility influence is expanding to other stakeholders such as investors, suppliers, associates and communities. We currently voluntarily comply with the sustainability standards set forth by various sustainability initiatives and organizations. These social and environmental responsibility practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. In addition, the failure by us to take action or otherwise comply with the policies of our customers may negatively impact our customer relationships or reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY

We have established controls for identifying, assessing and managing material risks from cybersecurity threats that could adversely affect our information systems or the information residing on those systems. These include a combination of policies, procedures, technologies and safe-guards (based on frameworks such as Cybersecurity Maturity Model Certification (“CMMC”) and Payment Card Industry (“PCI”) that are designed to prevent, detect, and mitigate data loss, theft, misuse, unauthorized access, and other security incidents or vulnerabilities affecting our systems and data, and to assess and evaluate the risk of such incidents and vulnerabilities. Additionally, we have processes in place designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including our cloud computing platforms.

As part of our risk management process, we conduct application security assessments, security audits, third-party penetration testing, vulnerability assessments and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. Associates of the Company complete an annual cybersecurity training program in which specific threats and scenarios are highlighted based on the cyber risk management team’s analysis of current cyber risks to the Company or as required by regulatory frameworks. Simulated phishing tests are conducted with associates on a regular basis to provide training and awareness against scams and fraudulent communications. Associates also receive ongoing communications regarding the importance of guarding against phishing, social engineering and other cyberattack vectors. In addition to our in-house cybersecurity capabilities, at times, we also engage consultants, auditors or other third parties to assist with assessing, identifying and managing cybersecurity risks. We maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks.

Our cyber management team, led by our Vice President of Information Security, is tasked with implementing and maintaining centralized cybersecurity and data protection practices in close coordination with MSC’s leadership team and other teams across the Company. Our Vice President of Information Security has extensive cybersecurity knowledge and skills gained from over 25 years of work experience across multiple verticals. Reporting to our Vice President of Information Security are a number of experienced information security professionals responsible for various parts of our business, including Architecture and Engineering, Identity and Access Management, Security Operations, and Governance, Risk and Compliance programs, each of which is supported by a team of trained cybersecurity professionals.

The Audit Committee of our Board of Directors (the “Audit Committee”) oversees our financial and risk management policies, including risk management policies and programs related to cybersecurity designed to monitor, mitigate and respond to cyber risks, threats, and reports. The Audit Committee receives regular reports from the Vice President of Information Security on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s cybersecurity program and the emerging cyber threat landscape. Additionally, the Audit Committee has engaged a consulting firm to serve in the role of a cybersecurity advisor to the Audit Committee. In fulfilling this role, the consultant will engage with the Vice President of Information Security and other associates of the Company to evaluate the Company’s cybersecurity maturity and advise the Audit Committee on cybersecurity gaps, best practices and industry trends on an ongoing basis.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that we will not be materially affected in the future by such risks or future cybersecurity incidents. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES.
As of August 31, 2024, we operated out of the following facilities:

Location	Purpose	Approx. Sq. Ft.	Operational Date	Leased/ Owned
Harrisburg, Pennsylvania	Customer Fulfillment Center	821,000	1997	Owned
Atlanta, Georgia	Customer Fulfillment Center	721,000	1990	Owned
Elkhart, Indiana	Customer Fulfillment Center	545,000	1996	Owned
Reno, Nevada	Customer Fulfillment Center	419,000	1999	Owned
Hanover Park, Illinois	Customer Fulfillment Center	288,000	2003	Leased
We maintain 42 warehouses, of which 40 are located in North America and two are located in Europe. Of these locations, six are new to MSC as a result of acquisitions in fiscal year 2024. Our warehouses range in size from approximately 1,000 to 110,000 square feet. We also maintain five manufacturing locations in the United States which range in size from approximately 2,000 to 23,000 square feet and nine regional inventory centers in the United States which vary in size from approximately 7,000 to 21,000 square feet. We maintain co-headquarters at a facility we lease in Melville, New York and a facility we own in Davidson, North Carolina. We also maintain additional office support centers, most of which are leased, in the United States, Canada and Mexico. These leases are for varying periods, with the longest extending to fiscal year 2031. The aggregate annual lease payments on our leased properties in fiscal year 2024 were approximately $14.1 million.
During fiscal year 2024, the Company commenced its plan to sell its 468,000 square foot customer fulfillment center in Columbus, Ohio. As of August 31, 2024, the Columbus facility is no longer operational and is classified as held for sale. See Note 7, “Property, Plant and Equipment” in the Notes to Consolidated Financial Statements for additional information.
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
In 2003, our Board of Directors instituted a policy of paying regular quarterly cash dividends to our shareholders. The Company paid aggregate annual regular cash dividends of $3.32 per share in fiscal year 2024 and $3.16 per share in fiscal year 2023. The Company expects its practice of paying quarterly cash dividends on its common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.
On October 10, 2024, our Board of Directors declared a regular cash dividend of $0.85 per share, payable on November 27, 2024 to shareholders of record at the close of business on November 13, 2024. The dividend is expected to result in aggregate payments of $47.5 million, based on the number of shares outstanding on October 4, 2024.
The approximate number of holders of record of MSC’s Class A Common Stock as of October 4, 2024 was 510.
Purchases of Equity Securities
The following table sets forth repurchases by the Company of its outstanding shares of Class A Common Stock, which are listed on the NYSE, during the quarter ended August 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
6/2/2024-7/2/2024	1,344	$82.31	—	2,077,525
7/3/2024-8/1/2024	100,000	$84.45	100,000	1,977,525
8/2/2024-8/31/2024	147,576	$81.10	146,980	1,830,545
Total	248,920		246,980
____________________
(1)During the quarter ended August 31, 2024, 1,940 shares of our Class A Common Stock were withheld by the Company as payment to satisfy our associates’ tax withholding liability associated with our stock-based compensation program and are included in the total number of shares purchased.
(2)Activity is reported on a trade date basis. Average price paid per share excludes excise tax levied by the Inflation Reduction Act of 2022.
(3)In June 2021, our Board of Directors terminated the existing share repurchase plan and authorized a new share repurchase plan (the “Share Repurchase Plan”) to purchase up to 5,000,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 31, 2024, the maximum number of shares of the Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,830,545 shares.
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
The graph assumes that (i) $100 was invested at the closing price of our Class A Common Stock on the NYSE and (ii) each index on August 31, 2019 and assumes that all dividends paid on such securities during the applicable fiscal years were reinvested. Indices are calculated on a month-end basis. The comparisons in this table are based on historical data and are not intended to forecast or to be indicative of the possible future performance of our Class A Common Stock.

Cumulative Total Shareholder Return
for the Period from August 31, 2019 through August 31, 2024

Comparison of 5 Year Total Cumulative Return*
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
8/31/2019
8/29/2020
8/28/2021
9/3/2022
9/2/2023
8/31/2024
MSC Industrial Direct Co., Inc.
S&P Midcap 400 Index
Dow Jones US Industrial Supplier Index

*$100 invested on 8/31/2019 in stock or index, including reinvestment of dividends

	8/31/2019	8/29/2020	8/28/2021	9/3/2022	9/2/2023	8/31/2024
MSC Industrial Direct Co., Inc.	100.00	110.24	152.39	145.54	195.37	163.93
S&P Midcap 400 Index	100.00	105.28	151.60	133.13	151.09	177.78
Dow Jones US Industrial Supplier Index	100.00	139.23	171.21	169.14	215.39	278.55
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
Our experienced team of more than 7,000 associates works with our customers to help drive results for their businesses, from keeping operations running efficiently today to continuously rethinking, retooling and optimizing for a more productive tomorrow. We offer approximately 2.4 million active, saleable SKUs through our catalogs; our brochures; our E-commerce channels, including the MSC website; our inventory management solutions; and our customer care centers, customer fulfillment centers, regional inventory centers and warehouses. We service our customers from five customer fulfillment centers, nine regional inventory centers, 42 warehouses and five manufacturing locations. Many of our products are carried in stock, and orders for these in-stock products are typically fulfilled the day on which the order is received.
Our business model focuses on providing overall procurement cost reduction and just-in-time delivery to meet our customers’ needs. We focus on offering inventory, process and procurement solutions that reduce supply chain costs and improve plant floor productivity for our customers. We aim to achieve ongoing cost reductions throughout our business by implementing cost-savings strategies and leveraging our existing infrastructure. Additionally, we will provide our customers with further procurement cost-saving solutions through technologies such as our VMI, CMI and vending programs. Our vending machines in service totaled 27,003 as of August 31, 2024, compared to 24,830 as of September 2, 2023, and our in-plant programs totaled 342 locations as of August 31, 2024, compared to 265 as of September 2, 2023. Our sales force, which focuses on a more complex and high-touch role, drives value for our customers by enabling them to achieve higher levels of growth, profitability and productivity. Our field sales and service associate headcount was 2,697 at August 31, 2024 compared to 2,572 at September 2, 2023 and 2,536 at September 3, 2022.

The chart below displays a comparison of our net sales from fiscal year 2023 through fiscal year 2024:

Comparison of Net Sales (in millions)
$4,100
$4,000
$3,900
$3,800
$3,700
$3,600
$3,500
$3,400
$3,300
$3,200
$3,100
$3,000
$4,009.3
(239.1)
18.5
27.5
4.8
$3,821.0
FY 2023 Net Sales
Organic volume ¹
Pricing and other ²
2023 and 2024 Acquisitions
Foreign Exchange
FY 2024 Net Sales

1 Both fiscal years 2024 and 2023 had 252 sales days
2 Pricing and other is comprised of changes in customer and product mix, discounting and other items.
Highlights
Highlights during fiscal year 2024 include the following:
•We generated $410.7 million of cash from operations compared to $699.6 million in fiscal year 2023. The decrease was primarily from the $300.0 million received from the Receivables Purchase Agreement (the “RPA”) entered into during fiscal year 2023, offset by a decline in the inventory balance throughout fiscal year 2024.
•We had net borrowings of $53.5 million on our credit facilities, private placement debt and shelf facility agreements compared to net payments of $340.0 million in fiscal year 2023. Proceeds from the RPA were primarily utilized to pay down debt on our credit facilities in fiscal year 2023.
•We repurchased $187.7 million of Class A Common Stock, excluding excise taxes, compared to $95.8 million in fiscal year 2023. The higher share repurchase volume included shares purchased to offset the share dilution resulting from the Reclassification.
•We paid out an aggregate $187.3 million in regular cash dividends, compared to an aggregate $176.7 million in regular cash dividends in fiscal year 2023.
•We incurred $14.5 million in restructuring and other costs compared to $7.9 million in fiscal year 2023. Restructuring and other costs primarily consisted of voluntary and involuntary associate severance and separation costs and consulting-related costs.
•In the first quarter of fiscal year 2024, we completed the Reclassification. Pursuant to the Reclassification, each issued and outstanding share of Class B Common Stock was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. See Note 12, “Shareholders’ Equity” in the Notes to Consolidated Financial Statements for additional information.
•We commenced our plan to sell our customer fulfillment center in Columbus, Ohio. The closure is part of our strategic realignment efforts to optimize our supply chain and distribution network and enhance operational efficiency. The related assets classified as held for sale within Property, plant and equipment, net in the Consolidated Balance Sheet as of August 31, 2024 had a carrying value of approximately $31,953.
•We acquired certain intellectual property assets from SMRT and acquired KAR, ApTex and Premier. See Note 6, “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

Our Strategy
The first phase of our Company-wide initiative, referred to as “Mission Critical,” focused on market share capture and improved profitability. We successfully executed on the first phase of Mission Critical initiatives at the end of fiscal year 2023, which included solidifying our market-leading metalworking business, with an emphasis on selling our product portfolio, expanding our solutions, improving our digital and E-commerce capabilities and diversifying our customers and end-markets. The next phase of our mission critical journey is anchored in three pillars: (i) maintaining the momentum of the first phase of the mission critical program and our existing growth drivers, (ii) increasing our focus on both core customers and OEM fasteners, and (iii) driving productivity improvements and reducing operating expenses as a percentage of net sales. To accomplish the next phase of our mission critical journey, we will leverage investments in advanced analytics to improve supply chain performance, maintain momentum from our category line reviews and upgrade our digital core to unlock productivity within our order-to-cash and procure-to-pay processes. In fiscal year 2024, we completed our web price realignment initiative, and we are currently in the process of rolling out our E-commerce enhancements.

Our primary objective is to grow sales profitably while offering our customers highly technical and high-touch solutions to solve their most complex challenges on the plant floor. We have experienced success to date as measured by the growth rates of our high-touch programs, such as vending and in-plant programs, and the rate of new customer implementations. Our strategy is to position ourselves as a mission-critical partner to our customers. We will selectively pursue strategic acquisitions that expand or complement our business in new and existing markets or further enhance the value and offerings we provide.
Business Environment
The United States economy has experienced various macroeconomic pressures in recent years including an elevated inflationary environment, sustained high interest rates and general economic and political uncertainty. Such pressures have impacted, and may continue to impact in the future, the Company’s business, financial condition and results of operations.

We utilize various indices when evaluating the level of our business activity, including the Industrial Production (“IP”) Index. Approximately 68% of our revenues came from sales in the manufacturing sector during the quarter and year ended August 31, 2024. Through statistical analysis, we have found that trends in our customers’ activity have correlated to changes in the IP Index. The IP Index measures short-term changes in industrial production. Growth in the IP Index from month to month indicates growth in the manufacturing, mining and utilities industries. The IP Index over the three months ended August 31, 2024 and the average for the three- and 12-month periods ended August 31, 2024 were as follows:

Period	IP Index
June	103.2
July	102.6
August	102.9

Fiscal Year 2024 Q4 Average	102.9
12-Month Average	102.7

The average IP Index for the 12 months ended August 31, 2024 of 102.7 decreased from the average from the prior fiscal year of 102.8. The IP Index for the fourth fiscal quarter of 2024 of 102.9 decreased compared to both the prior year period of 103.0 and increased slightly compared to the prior quarter of 102.7.

During fiscal year 2024, the Company experienced soft demand for the products and services it offers. This soft demand was felt more acutely in the heavy manufacturing industry, which represented 47% of our revenues during the year ended August 31, 2024. The IP index for the Machinery & Equipment segment indicated a contraction of 1.6% for the fourth quarter of 2024 and a contraction of 3.2% for the 12 months ended August 31, 2024. The subindexes for Primary Metals and Fabricated Metals also indicated a contraction for both the quarter and 12 months ended August 31, 2024. As a result, the demand environment for the Company’s products was softer than the demand environment for the economy as a whole due to the concentration of the Company’s customers in these and other industries, which grew more slowly than the IP index as a whole.

We will monitor the current economic conditions for the impact on our customers and markets and assess both risks and opportunities that may affect our business and operations.
Results of Operations
Fiscal Year Ended August 31, 2024 Compared to the Fiscal Year Ended September 2, 2023
The table below summarizes the Company’s results of operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal Years Ended
	August 31, 2024 (52 weeks)		September 2, 2023 (52 weeks)		Change
	$	%	$	%	$	%
Net sales	$3,820,951	100.0%	$4,009,282	100.0%	$(188,331)	(4.7)%
Cost of goods sold	2,248,168	58.8%	2,366,317	59.0%	(118,149)	(5.0)%
Gross profit	1,572,783	41.2%	1,642,965	41.0%	(70,182)	(4.3)%
Operating expenses	1,167,870	30.6%	1,151,295	28.7%	16,575	1.4%
Restructuring and other costs	14,526	0.4%	7,937	0.2%	6,589	83.0%
Income from operations	390,387	10.2%	483,733	12.1%	(93,346)	(19.3)%
Total other expense	(47,638)	(1.2)%	(27,577)	(0.7)%	(20,061)	72.7%
Income before provision for income taxes	342,749	9.0%	456,156	11.4%	(113,407)	(24.9)%
Provision for income taxes	86,792	2.3%	113,049	2.8%	(26,257)	(23.2)%
Net income	255,957	6.7%	343,107	8.6%	(87,150)	(25.4)%
Less: Net loss attributable to noncontrolling interest	(2,637)	(0.1)%	(126)	0.0%	(2,511)	1992.9%
Net income attributable to MSC Industrial	$258,594	6.8%	$343,233	8.6%	$(84,639)	(24.7)%
Net Sales
Net sales in fiscal year 2024 decreased 4.7%, or $188.3 million, from the prior fiscal year. The $188.3 million decrease in net sales was comprised of $239.1 million of lower sales volume, partially offset by $18.5 million from improved pricing, inclusive of changes in customer and product mix, discounting and other, $27.5 million of net sales from recent acquisitions and $4.8 million of favorable foreign exchange impact. Of the $188.3 million decrease in net sales during fiscal year 2024, sales to our core and other customers decreased by $145.7 million, sales to our public sector customers decreased by $60.0 million, inclusive of large, non-repeating public sector orders in the prior year, partially offset by an increase in sales to our national account customers of $17.4 million.

The tables below show, among other things, the annual 2024 average daily sales (“ADS”) by total company, by customer end-market and by customer type compared to the same periods in the prior fiscal year:

ADS Percentage Change by Quarter
(Unaudited)
2024 Fiscal Period	Thirteen-Week Period Ended Fiscal Q1	Thirteen-Week Period Ended Fiscal Q2	Thirteen-Week Period Ended Fiscal Q3	Thirteen-Week Period Ended Fiscal Q4	Fiscal Year Ended August 31, 2024
Net Sales (in thousands)	$953,969	$935,348	$979,350	$952,284	$3,820,951
Sales Days	62	63	64	63	252
ADS (1) (in millions)	$15.4	$14.8	$15.3	$15.1	$15.2
Total Company ADS Percent Change (2)	(0.4)%	(2.7)%	(7.1)%	(8.0)%	(4.7)%

ADS Percentage Change by End-Market and Customer Type
Fiscal Year Ended August 31, 2024
Manufacturing Customers ADS Percent Change(2)	(4.3)%
Manufacturing Customers Percent of Total Net Sales	68%

Non-Manufacturing Customers ADS Percent Change(2)	(5.4)%
Non-Manufacturing Customers Percent of Total Net Sales	32%

National Account Customers ADS Percent Change (2)(3)	1.2%
National Account Customers Percent of Total Net Sales (3)	37%

Public Sector Customers ADS Percent Change (2)(3)	(14.9)%
Public Sector Customers Percent of Total Net Sales (3)	9%

Core and Other Customers ADS Percent Change (2)(3)	(6.6)%
Core and Other Customers Percent of Total Net Sales (3)	54%
(1)ADS is calculated using the number of business days in the United States for the periods indicated. The Company believes ADS is a key performance indicator because it shows the effectiveness of the Company’s selling performance on a consistent basis between periods.
(2)Percent reflects the change from the 2023 fiscal period to the 2024 fiscal period.
(3)Includes reclassifications of certain customers during fiscal year 2024, primarily between national account customers and core and other customers.

We believe that our ability to transact business with our customers through various electronic portals and directly through the MSC website gives us a competitive advantage over smaller suppliers. Sales made through our E-commerce platforms, including sales made through electronic data interchange systems, VMI systems, Extensible Markup Language ordering-based systems, vending, hosted systems and other electronic portals, represented 63.6% of consolidated net sales for fiscal year 2024, compared to 61.1% of consolidated net sales for fiscal year 2023.
Gross Profit
Gross profit decreased 4.3% to $1,572.8 million in fiscal year 2024, as compared to $1,643.0 million in fiscal year 2023. Gross profit margin was 41.2% in fiscal year 2024, as compared to 41.0% in fiscal year 2023. The decrease in gross profit was primarily a result of lower sales volume as described above, partially offset by gross profits from our recent acquisitions. The increase in gross profit margin was primarily a result of significant public sector sales in the prior fiscal year period that were transacted below our typical public sector margins, which did not repeat in the current fiscal year period. This benefit was partially offset by lower gross profit margins from our recent acquisitions and discounting during the launch of our web price realignment initiative, which we believe was temporary and mitigated in the fourth quarter.
Operating Expenses
Operating expenses increased 1.4% to $1,167.9 million in fiscal year 2024, as compared to $1,151.3 million in fiscal year 2023. Operating expenses were 30.6% of fiscal year 2024 net sales, as compared to 28.7% for fiscal year 2023. The increase in operating expenses and operating expenses as a percentage of net sales was primarily attributable to increased payroll costs, primarily due to our annual merit increase and higher associate headcount to support solutions growth and our digital initiatives. These increases were partially offset by lower variable expenses associated with lower sales volume, including lower incentive compensation and freight expense.
Payroll and payroll-related costs were approximately 56.1% of total operating expenses for both fiscal year 2024 and fiscal year 2023. Payroll and payroll-related costs, which include salary, incentive compensation, sales commission, and fringe benefit costs, increased by $9.1 million for fiscal year 2024. The majority of this increase compared to the prior fiscal year was due to increased salary expenses to support our strategic growth investments and our annual merit increase. This increase was partially offset by lower commissions and incentive compensation costs.
Freight expense was $148.5 million for fiscal year 2024, as compared to $156.8 million for fiscal year 2023. The primary driver of the decrease in freight expense was a decrease in sales volume.
Depreciation and amortization was $80.5 million for fiscal year 2024, as compared to $74.7 million for fiscal year 2023. The primary drivers of the increase in depreciation and amortization were increased capital expenditures related to E-commerce and digital initiatives.
Restructuring and Other Costs
We incurred $14.5 million in restructuring and other costs for fiscal year 2024, as compared to $7.9 million for the prior fiscal year. Restructuring and other costs primarily consist of consulting-related costs and associate severance and separation costs associated with the Company’s strategic realignment efforts to optimize its supply chain and distribution network and with the optimization of the Company’s operations and profitability improvement. See Note 14, “Restructuring and Other Costs” in the Notes to Consolidated Financial Statements for additional information.
Income from Operations
Income from operations decreased 19.3% to $390.4 million in fiscal year 2024, as compared to $483.7 million in fiscal year 2023. Income from operations as a percentage of net sales decreased to 10.2% in fiscal year 2024, as compared to 12.1% in fiscal year 2023. The decrease in income from operations as a percentage of net sales was primarily attributable to, as described above, lower sales volume, a higher level of Restructuring and other costs and an increase in Operating expenses as a percentage of net sales, partially offset by a higher gross profit margin.
Total Other Expense

Total other expense increased 72.7%, or $20.1 million, to $47.6 million for fiscal year 2024, as compared to $27.6 million for the prior fiscal year. The increase was primarily due to higher interest rates on our credit facilities, fees incurred associated with the RPA entered into during the second quarter of fiscal year 2023, partially offset by prior year recognition of $6.6 million of Employee Retention Credit funds. See Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements for further information.
Provision for Income Taxes
Our effective tax rate for fiscal year 2024 was 25.3%, as compared to 24.8% for fiscal year 2023. See Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements for further information. The increase in the effective tax rate was primarily due to non-deductible expenses associated with the Reclassification and derecognition of certain deferred tax assets, partially offset by a higher tax benefit from stock-based compensation and a benefit from federal tax credits.

Net Income
The factors which affected net income for fiscal year 2024, as compared to the prior fiscal year, have been discussed above.
Liquidity and Capital Resources

	August 31, 2024	September 2, 2023	$ Change
		(In thousands)
Total debt	$508,764	$454,326	$54,438
Less: Cash and cash equivalents	29,588	50,052	(20,464)
Net debt	$479,176	$404,274	$74,902
Equity	$1,401,282	$1,492,582	$(91,300)
As of August 31, 2024, we had $29.6 million in cash and cash equivalents, substantially all with well-known financial institutions. Historically, our primary financing needs have been to fund our working capital requirements necessitated by our sales growth and the costs of acquisitions, new products, new facilities, facility expansions, investments in vending solutions, technology investments, and productivity investments. Cash generated from operations, together with borrowings under our credit facilities and net proceeds from the private placement notes, have been used to fund these needs, to repurchase shares of Class A Common Stock from time to time, and to pay dividends to our shareholders.
As of August 31, 2024, total borrowings outstanding, representing amounts due under our credit facilities and notes, as well as all finance leases and financing arrangements, were $508.8 million, net of unamortized debt issuance costs of $0.8 million, as compared to total borrowings outstanding of $454.3 million, net of unamortized debt issuance costs of $1.0 million, as of September 2, 2023. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities, private placement notes and shelf facility agreements. The increase in total borrowings outstanding was driven by higher net borrowings under our credit facilities primarily to fund our recent higher share repurchase volume to offset the share dilution resulting from the Reclassification. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about these balances.
We believe, based on our current business plan, that our existing cash, financial resources and cash flow from operations will be sufficient to fund anticipated capital expenditures and operating cash requirements for at least the next 12 months. We will continue to evaluate our financial position in light of future developments and to take appropriate action as it is warranted.
The table below summarizes information regarding the Company’s cash flows for the periods indicated:

	Fiscal Years Ended
	August 31, 2024	September 2, 2023
	(In thousands)
Net cash provided by operating activities	$410,696	$699,582
Net cash used in investing activities	(123,396)	(112,675)
Net cash used in financing activities	(307,352)	(580,400)
Effect of foreign exchange rate changes on cash and cash equivalents	(412)	8
Net (decrease) increase in cash and cash equivalents	$(20,464)	$6,515
Operating Activities
Net cash provided by operating activities for fiscal year 2024 and fiscal year 2023 was $410.7 million and $699.6 million, respectively. The decrease was primarily due to the following:
•a decrease in net income, as described above; and

•a smaller decrease in the change in accounts receivable primarily attributable to the RPA entered into during the second quarter of fiscal year 2023; partially offset by
•a decrease in the change in inventories primarily attributable to lower sales and purchase volume.
The table below summarizes certain information regarding the Company’s operations:

	Fiscal Years Ended
	August 31, 2024	September 2, 2023
	(Dollars in thousands)
Working Capital (1)	$582,662	$668,077
Current Ratio (2)	2.0	2.0

Days’ Sales Outstanding (3)	37.9	36.5
Inventory Turnover (4)	3.3	3.2
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
Working capital decreased compared to September 2, 2023, primarily due to lower inventory and cash balances, partially offset by lower balances in Accounts Payable and Accrued expenses and other current liabilities. The current ratio remained consistent with the prior year period.
The increase in days’ sales outstanding as of August 31, 2024, as compared to September 2, 2023, was primarily due to the receivables portfolio consisting of a greater percentage of our national account program sales, which typically have longer payment terms.
Inventory turnover as of August 31, 2024 increased compared to September 2, 2023. This improvement in inventory turnover was due to the decline in inventory outpacing the decline in cost of goods sold. Recent lower inventory balances were due to lower purchase volumes, category management efforts and supply chain efficiencies.
Investing Activities

Net cash used in investing activities for fiscal year 2024 and fiscal year 2023 was $123.4 million and $112.7 million, respectively. The use of cash for both fiscal years was primarily due to expenditures for property, plant and equipment mainly related to vending programs and other infrastructure and technology investments. The use of cash also included payments for the acquisitions of KAR, ApTex, Premier and SMRT in fiscal year 2024 and Buckeye Industrial Supply Co. and Tru-Edge Grinding, Inc. in fiscal year 2023.
Financing Activities
Net cash used in financing activities for fiscal year 2024 and fiscal year 2023 was $307.4 million and $580.4 million, respectively.
The components contributing to the use of cash for fiscal year 2024 and fiscal year 2023 were primarily the following:
•$187.3 million of regular cash dividends paid during fiscal year 2024 compared to $176.7 million of regular cash dividends paid during fiscal year 2023;
•$187.7 million in aggregate repurchases of Class A Common Stock during fiscal year 2024 compared to $95.8 million in aggregate repurchases of Class A Common Stock during fiscal year 2023; partially offset by
•net borrowings under our credit facilities, private placement debt and shelf facility agreements of $53.5 million during fiscal year 2024 compared to net payments of $340.0 million during fiscal year 2023.

Debt
Credit Facilities
In April 2017, the Company entered into a $600.0 million revolving credit facility, which was subsequently amended and extended in August 2021. Subsequent to fiscal year 2024, the Company made additional net payments of $19.0 million through October 4, 2024 on its revolving credit facility. The current unused balance of $538.7 million from the revolving credit facility, which is reduced by outstanding letters of credit, is available for working capital purposes if necessary. As of August 31, 2024, the Company also had three uncommitted credit facilities, totaling $211.0 million of aggregate maximum uncommitted availability. As of August 31, 2024, we were in compliance with the operating and financial covenants of our credit facilities. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about our credit facilities.
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
Leases and Financing Arrangements
As of August 31, 2024, certain of our operations were conducted on leased premises. These leases are for varying periods, with the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating and finance leases, which expire on varying dates through fiscal year 2029.
From time to time, we enter into financing arrangements with vendors to purchase certain IT equipment or software.
Capital Expenditures
We continue to invest in E-commerce and vending platforms, customer fulfillment centers and distribution networks and other infrastructure and technology.
Future Liquidity Outlook
As of August 31, 2024, our future contractual obligations were as follows (in thousands):

Contractual Obligations	Fiscal Year 2025	Thereafter
Undiscounted operating lease obligations (1)	$24,293	$40,178
Undiscounted finance lease obligations, net of interest (2)	237	491
Maturities of long-term debt obligations, net of interest (3)	20,000	278,750
Estimated interest on long-term debt (4)	13,067	17,745
Total contractual obligations	$57,597	$337,164
(1)Certain of our operations are conducted on leased premises. These leases (many of which require us to provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, with the longest extending to fiscal year 2031. In addition, we are obligated under certain equipment and automobile operating leases, which expire on varying dates through fiscal year 2029. See Note 11, “Leases” in the Notes to Consolidated Financial Statements for additional information on our operating lease arrangements.
(2)As of August 31, 2024, the Company had entered into various finance leases for certain IT equipment, which expire on varying dates through fiscal year 2029. See Note 11, “Leases” in the Notes to Consolidated Financial Statements for additional information on our finance lease arrangements.
(3)Excludes debt issuance costs.
(4)Interest payments for long-term debt are based on principal amounts and coupons or contractual rates at fiscal year-end.
As of August 31, 2024, the Company had recorded a non-current liability of $4.0 million for tax uncertainties and interest. This amount is excluded from the table above, as the Company cannot make reliable estimates of these cash flows by period. See Note 8, “Income Taxes” in the Notes to Consolidated Financial Statements.

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
Recently Adopted Accounting Pronouncements
Refer to Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risks
We are exposed to interest rate risk on our variable rate debt. During fiscal year 2024, the Company extended, and in some cases amended, its three uncommitted credit facilities. See Note 10, “Debt” in the Notes to Consolidated Financial Statements for more information about the credit facilities.
Borrowings under our committed and uncommitted credit facilities are subject to fluctuations in the interest rate, which have a corresponding effect on our interest expense. We are also exposed to interest rate risk arising from market rate adjustments as they pertain to the RPA. Future sales of our finance receivables may be affected by changes in market rates. A 100-basis point increase or decrease in interest rates would impact our interest costs on outstanding debt, and fees incurred associated with the RPA, by approximately $5.7 million under our current capital structure. We have monitored and will continue to monitor our exposure to interest rate fluctuations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSC Industrial Direct Co., Inc. (the Company) as of August 31, 2024 and September 2, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and September 2, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 24, 2024 expressed an adverse opinion thereon.

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

Measurement of Inventory Valuation Reserves

Description of the Matter
As of August 31, 2024, the Company’s net inventory balance was $643,904 thousand. As more fully described in Note 1 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory and its net realizable value. The Company establishes the inventory valuation reserves for shrinkage and slow-moving or obsolete inventory. The analyses of the required inventory valuation reserves include consideration of inventory levels, sales information, historical write-off information, and the on-hand quantities relative to the sales history for the product. The Company also considers factors such as the inventory age, historic and current demand trends, and assumptions regarding future demand.
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

Jericho, New York
October 24, 2024

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31, 2024	September 2, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$29,588	$50,052
Accounts receivable, net of allowance for credit losses of $22,368 and $22,747, respectively	412,122	435,421
Inventories	643,904	726,521
Prepaid expenses and other current assets	102,475	105,519
Total current assets	1,188,089	1,317,513
Property, plant and equipment, net	360,255	319,660
Goodwill	723,894	718,174
Identifiable intangibles, net	101,147	110,641
Operating lease assets	58,649	65,909
Other assets	30,279	12,237
Total assets	$2,462,313	$2,544,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt including obligations under finance leases	$229,911	$229,935
Current portion of operating lease liabilities	21,941	21,168
Accounts payable	205,933	226,299
Accrued expenses and other current liabilities	147,642	172,034
Total current liabilities	605,427	649,436
Long-term debt including obligations under finance leases	278,853	224,391
Noncurrent operating lease liabilities	37,468	45,924
Deferred income taxes and tax uncertainties	139,283	131,801
Total liabilities	1,061,031	1,051,552
Commitments and Contingencies
Shareholders’ Equity:
MSC Industrial Shareholders’ Equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock (one vote per share); $0.001 par value; 100,000,000 shares authorized; 57,178,642 and 48,075,100 shares issued, respectively	57	48
Class B Common Stock (10 votes per share); $0.001 par value; 0 shares authorized; 0 and 8,654,010 shares issued and outstanding, respectively	—	9
Additional paid-in capital	1,070,269	849,502
Retained earnings	456,850	755,007
Accumulated other comprehensive loss	(21,144)	(17,725)
Class A treasury stock, at cost, 1,276,263 and 1,230,960 shares, respectively	(114,235)	(107,677)
Total MSC Industrial shareholders’ equity	1,391,797	1,479,164
Noncontrolling interest	9,485	13,418
Total shareholders’ equity	1,401,282	1,492,582
Total liabilities and shareholders’ equity	$2,462,313	$2,544,134
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$3,820,951	$4,009,282	$3,691,893
Cost of goods sold	2,248,168	2,366,317	2,133,645
Gross profit	1,572,783	1,642,965	1,558,248
Operating expenses	1,167,870	1,151,295	1,083,862
Restructuring and other costs	14,526	7,937	15,805
Gain on sale of property	—	—	(10,132)
Income from operations	390,387	483,733	468,713
Other income (expense):
Interest expense	(25,770)	(22,543)	(17,599)
Interest income	412	1,034	150
Other expense, net	(22,280)	(6,068)	(132)
Total other expense	(47,638)	(27,577)	(17,581)
Income before provision for income taxes	342,749	456,156	451,132
Provision for income taxes	86,792	113,049	110,650
Net income	255,957	343,107	340,482
Less: Net (loss) income attributable to noncontrolling interest	(2,637)	(126)	696
Net income attributable to MSC Industrial	$258,594	$343,233	$339,786
Per share data attributable to MSC Industrial:
Net income per common share:
Basic	$4.60	$6.14	$6.09
Diluted	$4.58	$6.11	$6.06
Weighted-average shares used in computing net income per common share:
Basic	56,257	55,918	55,777
Diluted	56,441	56,210	56,045
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
Net income, as reported	$255,957	$343,107	$340,482
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,715)	7,091	(4,985)
Comprehensive income (1)	251,242	350,198	335,497
Comprehensive income attributable to noncontrolling interest:
Net loss (income)	2,637	126	(696)
Foreign currency translation adjustments	1,296	(1,695)	(152)
Comprehensive income attributable to MSC Industrial	$255,175	$348,629	$334,649
(1)There were no material taxes associated with other comprehensive income during fiscal years 2024, 2023 and 2022.
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
Class A Common Stock
Beginning Balance	$48	$48	$48
Associate Incentive Plans	—	1	—
Repurchase and retirement of Class A Common Stock	(2)	(1)	—
Reclassification of Class B Common Stock to Class A Common Stock	11	—	—
Ending Balance	57	48	48
Class B Common Stock
Beginning Balance	9	9	9
Reclassification of Class B Common Stock to Class A Common Stock	(9)	—	—
Ending Balance	—	9	9
Additional Paid-in Capital
Beginning Balance	849,502	798,408	740,867
Associate Incentive Plans	32,681	51,257	57,591
Repurchase and retirement of Class A Common Stock, including excise tax	(318)	(163)	(50)
Reclassification of Class B Common Stock to Class A Common Stock	188,404	—	—
Ending Balance	1,070,269	849,502	798,408
Retained Earnings
Beginning Balance	755,007	681,292	532,315
Net Income	258,594	343,233	339,786
Repurchase and retirement of Class A Common Stock, including excise tax	(179,227)	(90,849)	(22,076)
Regular cash dividends declared on Class A Common Stock	(187,280)	(149,368)	(141,414)
Regular cash dividends declared on Class B Common Stock	—	(27,347)	(25,962)
Reclassification of Class B Common Stock to Class A Common Stock	(188,406)	—	—
Dividend equivalents declared, net of cancellations	(1,838)	(1,954)	(1,357)
Ending Balance	456,850	755,007	681,292
Accumulated Other Comprehensive Loss
Beginning Balance	(17,725)	(23,121)	(17,984)
Foreign Currency Translation Adjustment	(3,419)	5,396	(5,137)
Ending Balance	(21,144)	(17,725)	(23,121)
Treasury Stock
Beginning Balance	(107,677)	(106,202)	(104,384)
Associate Incentive Plans	3,113	3,291	3,415
Repurchase of Class A Common Stock, including excise tax	(9,671)	(4,766)	(5,233)
Ending Balance	(114,235)	(107,677)	(106,202)
Total Shareholders’ Equity Attributable to MSC Industrial	1,391,797	1,479,164	1,350,434
Noncontrolling Interest
Beginning Balance	13,418	11,849	11,001
Foreign Currency Translation Adjustment	(1,296)	1,695	152
Net (Loss) Income	(2,637)	(126)	696
Ending Balance	9,485	13,418	11,849
Total Shareholders’ Equity	$1,401,282	$1,492,582	$1,362,283
Dividends declared per Class A Common Share	$3.32	$3.16	$3.00
Dividends declared per Class B Common Share	$—	$3.16	$3.00
See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows from Operating Activities:
Net income	$255,957	$343,107	$340,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,886	75,129	70,376
Amortization of cloud computing arrangements	1,988	1,192	262
Non-cash operating lease cost	22,973	20,966	17,190
Stock-based compensation	18,848	18,639	19,264
Loss on disposal of property, plant and equipment	687	557	921
Gain on sale of property	—	—	(10,132)
Non-cash changes in fair value of estimated contingent consideration	906	104	(879)
Provision for credit losses	7,355	10,275	9,806
Expenditures for cloud computing arrangements	(20,282)	(2,748)	(3,074)
Deferred income taxes and tax uncertainties	9,706	6,697	10,761
Changes in operating assets and liabilities, net of amounts associated with business acquired:
Accounts receivable	18,846	247,653	(123,571)
Inventories	85,098	(4,860)	(81,494)
Prepaid expenses and other current assets	2,027	(6,605)	(6,521)
Operating lease liabilities	(23,383)	(21,173)	(17,147)
Other assets	3,149	628	(354)
Accounts payable and accrued liabilities	(54,065)	10,021	20,293
Total adjustments	154,739	356,475	(94,299)
Net cash provided by operating activities	410,696	699,582	246,183
Cash Flows from Investing Activities:
Expenditures for property, plant and equipment	(99,406)	(92,493)	(61,373)
Cash used in acquisitions, net of cash acquired	(23,990)	(20,182)	(57,865)
Net proceeds from sale of property	—	—	24,745
Net cash used in investing activities	(123,396)	(112,675)	(94,493)
Cash Flows from Financing Activities:
Repurchases of Class A Common Stock	(187,695)	(95,779)	(27,359)
Payments of regular cash dividends	(187,280)	(176,715)	(167,376)
Proceeds from sale of Class A Common Stock in connection with Associate Stock Purchase Plan	4,426	4,415	4,296
Proceeds from exercise of Class A Common Stock options	9,587	28,677	34,659
Borrowings under credit facilities	434,500	333,000	374,000
Payments under credit facilities	(381,000)	(548,000)	(364,500)
Payments under Shelf Facility Agreements and Private Placement Debt	(50,000)	(125,000)	—
Proceeds from other long-term debt	50,000	—	—
Payments on finance lease and financing obligations	(3,625)	(2,193)	(2,466)
Other, net	3,735	1,195	606

Net cash used in financing activities	(307,352)	(580,400)	(148,140)
Effect of foreign exchange rate changes on cash and cash equivalents	(412)	8	(549)
Net increase (decrease) in cash and cash equivalents	(20,464)	6,515	3,001
Cash and cash equivalents—beginning of period	50,052	43,537	40,536
Cash and cash equivalents—end of period	$29,588	$50,052	$43,537
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$79,088	$106,962	$117,038
Cash paid for interest	$24,721	$22,432	$16,903

See accompanying Notes to Consolidated Financial Statements.

MSC INDUSTRIAL DIRECT CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts and shares in thousands, except per share data)
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
MSC Industrial Direct Co., Inc. (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, “MSC,” “MSC Industrial” or the “Company”) is a leading North American distributor of a broad range of metalworking and maintenance, repair and operations (“MRO”) products and services, with co-located headquarters in Melville, New York and Davidson, North Carolina. The Company serves primarily domestic markets through its distribution network of five customer fulfillment centers (“CFCs”), nine regional inventory centers, 42 warehouses and five manufacturing locations.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of MSC. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Allowance for Credit Losses
The Company establishes reserves for customer accounts that are deemed uncollectible. The allowance for credit losses is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, a group of customers or a specific customer. While the Company has a broad customer base, representing many diverse industries primarily in all regions of the United States, a general economic downturn could result in higher than expected uncollectible account balances and, therefore, the need to revise estimates for bad debts.
Inventories
Inventories consist of merchandise held for resale and are stated at the lower of weighted-average cost or net realizable value. The Company evaluates the recoverability of its slow-moving or obsolete inventories quarterly. The Company estimates the recoverable cost of such inventory by product type and considers such factors as its age, historic and current demand trends, the physical condition of the inventory, historical write-down information as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow-moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Substantially all of the Company’s inventories have demonstrated long shelf lives and are not highly susceptible to obsolescence. In addition, many of the Company’s inventory items are eligible for return under various supplier agreements.
Property, Plant and Equipment
Property, plant and equipment and capitalized computer software are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts and the gain or loss on such disposition is reflected in income.
Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated useful lives, whichever is shorter. Estimated useful lives range from three years to 40 years for buildings, the lesser of 10 years or the lease term for leasehold improvements, three years to 10 years for computer systems, equipment and software, and three years to 20 years for furniture, fixtures and equipment.
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
Cloud Computing Arrangements
The Company capitalizes costs to implement cloud computing arrangements hosted by third-party vendors. Capitalized costs are amortized on a straight line basis over the life of the hosting arrangement, taking into account any renewal options which are reasonably certain to be exercised, if any. Capitalized cloud computing arrangement costs included in Prepaid expenses and other current assets were $1,637 and $1,221 and capitalized cloud computing arrangement costs included in Other assets were $26,658 and $3,177, net of accumulated amortization, of which $5,552 and $0 were accrued, at August 31, 2024 and September 2, 2023, respectively. Amortization expense associated with capitalized cloud computing arrangement costs, included in Operating expenses in the Consolidated Statements of Income, was $1,988, $1,192 and $262 for fiscal years 2024, 2023, and 2022, respectively. Capitalized cloud computing arrangement costs are classified within operating activities in the Consolidated Statements of Cash Flows.
Leases
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and operating lease liabilities representing the obligation to make lease payments arising from the lease.
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
The Company currently operates at a single reporting unit level. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost fact events affecting the reporting unit or a sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment or if management elects to initially perform a quantitative assessment of goodwill or intangible assets, the impairment test uses a single step approach. This single step approach compares the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill and intangible assets of the reporting unit are not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. Based on the qualitative assessments of goodwill and intangible assets that have indefinite lives performed by the Company in its respective fiscal fourth quarters, there was no indicator of impairment for fiscal years 2024, 2023 and 2022.
The balances and changes in the carrying amount of goodwill are as follows:

Balance as of September 3, 2022	$710,130
Buckeye/Tru-Edge acquisition (1)	7,826
Tower Fasteners, LLC post-closing working capital adjustment (2)	123
Foreign currency translation adjustments	95
Balance as of September 2, 2023	$718,174
KAR acquisition (3)	3,860
ApTex acquisition (3)	1,108
Premier acquisition (3)	1,530
Foreign currency translation adjustments	(778)
Balance as of August 31, 2024	$723,894
(1)In January 2023, the Company acquired certain assets and assumed certain liabilities of Buckeye and Tru-Edge (each, as defined in Note 6, “Acquisitions”).
(2)In August 2022, the Company acquired 100% of the outstanding equity of Tower Fasteners, LLC.
(3)In January 2024, the Company acquired 100% of the outstanding equity of KAR, and in June 2024, the Company acquired 100% of the outstanding equity of ApTex and acquired certain assets and assumed certain liabilities of Premier (each, as defined in Note 6, “Acquisitions”).

The components of the Company’s intangible assets for fiscal years 2024 and 2023 are as follows:

		For the Fiscal Years Ended
		August 31, 2024		September 2, 2023
	Weighted-Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	14.5	$187,846	$(103,722)	$252,769	$(157,306)
Non-Compete Agreements	3.6	1,056	(854)	966	(575)
Intellectual Property	5.0	2,894	(425)	—	—
Trademarks	6.5	8,248	(4,771)	7,546	(3,842)
Trademarks	Indefinite	10,875	—	11,083	—
Total	13.9	$210,919	$(109,772)	$272,364	$(161,723)

For the fiscal year ended August 31, 2024, the Company recorded approximately $6,715 of intangible assets, primarily consisting of the acquired customer relationships, trade names, non-compete agreements and intellectual property from the KAR, ApTex, Premier, and SMRT (each as defined below) acquisitions. See Note 6, “Acquisitions.” During the fiscal year ended August 31, 2024, we removed the gross carrying amount and accumulated amortization for $68,160 of customer relationship intangible assets, which were fully amortized. Furthermore, $208 of indefinite lived intangible assets were reclassified to definite lived intangible assets during fiscal year 2024. For the fiscal year ended September 2, 2023, the Company recorded approximately $10,600 of intangible assets, primarily consisting of the acquired customer relationships and trade names from the Buckeye and Tru-Edge acquisitions. During the fiscal year ended September 2, 2023, approximately $20 in indefinite lived intangible assets were written off related to trademarks that are no longer being utilized. Furthermore, $1,700 of indefinite lived intangible assets were reclassified to definite lived intangible assets during fiscal year 2023.
The Company’s amortizable intangible assets are amortized on a straight-line basis, including customer relationships, based on an approximation of customer attrition patterns and best estimates of the use pattern of the asset. Amortization expense of the Company’s intangible assets was $15,686, $14,917 and $11,663 during fiscal years 2024, 2023 and 2022, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2025	$16,023
2026	15,571
2027	15,478
2028	12,895
2029	9,942
Impairment of Long-Lived Assets
The Company periodically evaluates the net realizable value of long-lived assets, including definite-lived intangible assets, operating lease right-of-use assets, capitalized cloud computing arrangement costs and property and equipment, relying on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized.
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
Vendor Consideration
The Company receives volume rebates from certain vendors based on contractual arrangements with such vendors. Rebates received from these vendors are recognized as a reduction to Cost of goods sold in the Consolidated Statements of Income when the inventory is sold. In addition, the Company records cash consideration received for advertising costs incurred to sell the vendor’s products as a reduction of the Company’s advertising costs and such consideration is reflected in Operating expenses in the Consolidated Statements of Income. The total amount of advertising costs, net of co-operative advertising income from vendor-sponsored programs, included in Operating expenses in the Consolidated Statements of Income was approximately $12,167, $9,124 and $14,377 during fiscal years 2024, 2023 and 2022, respectively.
Product Warranties
The Company generally offers a maximum one year warranty, including parts and labor, for certain of its products sold. The specific terms and conditions of those warranties vary depending upon the product sold. The Company may be able to recoup some of these costs through product warranties it holds with its original equipment manufacturers (“OEM”), which typically range from 30 to 90 days. In general, many of the Company’s general merchandise products are covered by third-party OEM warranties. The Company’s warranty expense has not been material.
Shipping and Handling Costs
The Company includes shipping and handling fees billed to customers in Net sales and shipping and handling costs associated with outbound freight in Operating expenses in the Consolidated Statements of Income. The shipping and handling costs in Operating expenses were approximately $148,523, $156,844 and $155,472 during fiscal years 2024, 2023 and 2022, respectively.
Stock-Based Compensation
In accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” the Company estimates the fair value of share-based payment awards on the date of grant. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite service periods. The fair value of the Company’s restricted stock units and performance share units is based on the closing market price of the Company’s Class A Common Stock, par value $0.001 per share, (“Class A Common Stock”) on the date of grant. The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option, the expected volatility of the price of the Company’s Class A Common Stock and the expected forfeiture rate. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
The expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants. The expected volatility factor is based on the volatility of the Class A Common Stock for a period equal to the expected term of the stock option. In addition, forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

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
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our share repurchase plan beginning in January 2023 and represents a cost of the repurchases of the Class A Common Stock. See Note 12, “Shareholders’ Equity” for further discussion.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s lease obligations also approximate fair value. The fair values of the Company’s long-term debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. Under this method, the Company’s fair values of any long-term obligations were not significantly different than the carrying values at August 31, 2024 and September 2, 2023.
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
Income Taxes
The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amounts of unrecognized tax benefits, exclusive of interest and penalties that would affect the effective tax rate, were $3,789 and $5,053 as of August 31, 2024 and September 2, 2023, respectively.
Comprehensive Income
Comprehensive income consists of consolidated net income and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income were not tax-affected as investments in international affiliates are deemed to be permanent.
Geographic Regions
The Company’s sales and assets are predominantly generated from North American locations. For fiscal year 2024, the Company’s operations in North America represented approximately 99% of consolidated net sales, with 95% of the total being from the Company’s operations in the United States. The remaining 1% of consolidated net sales is from the Company’s operations in Europe.
Segment Reporting
The Company utilizes the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company operates in one operating and reportable segment as a distributor of metalworking, MRO, Class C Consumables and OEM products and services. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. Substantially all of the Company’s revenues and long-lived assets are in the United States. The Company does not disclose net sales information by product category as it is impracticable to do so as a result of its numerous product offerings and the manner in which its business is managed.
Business Combinations and Asset Acquisitions
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
The Company recognizes assets acquired in an asset acquisition based on the cost to the Company on a relative fair value basis, which includes transaction costs in addition to consideration transferred and liabilities assumed or issued as part of the transaction. Neither goodwill nor bargain purchase gains are recognized in an asset acquisition; any excess of consideration transferred over the fair value of the net assets acquired, or the opposite, is allocated to qualifying assets based on their relative fair values. See Note 6, “Acquisitions” for further discussion on business combinations and asset acquisitions.
Accounting Standards Not Yet Adopted
In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material Scope 1 and Scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors of the Company (the “Board”) and management related to climate-related risks. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted for the Company’s fiscal year 2026, followed in later years by greenhouse gas-related requirements. In April 2024, the SEC voluntarily stayed implementation of the final rule pending completion of judicial review of consolidated challenges to the final rule by the Court of Appeals for the Eighth Circuit. The Company is currently evaluating the final rule to determine the impact on its consolidated financial statements and disclosures.
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 (MSC’s fiscal year 2026) on a prospective basis. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities, including those with a single reporting segment, to disclose significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023 (MSC’s fiscal year 2025) and interim periods within fiscal years beginning after December 15, 2024 (MSC’s first quarter of fiscal year 2026), with early adoption permitted.

Retrospective application to all prior periods presented in the financial statements is also required. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Reclassifications
Reclassifications were made to the Consolidated Statement of Cash Flows for the fiscal year ended September 2, 2023 to conform with the current year presentation.
2. REVENUE
Revenue Recognition
Net sales include product revenue and shipping and handling charges, net of estimated sales returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract, which is determined to occur when the customer obtains control of the products, and invoicing occurs at approximately the same point in time. The Company’s product sales have standard payment terms that do not exceed one year. The Company considers shipping and handling as activities to fulfill its performance obligation. Substantially all of the Company’s contracts have a single performance obligation, to deliver products, and are short-term in nature. The Company estimates product returns based on historical return rates. Total accrued sales returns were $8,120 and $8,632 as of August 31, 2024 and September 2, 2023, respectively, and are reported as Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Consideration Payable to Customers
The Company offers customers sales incentives, which primarily consist of volume rebates, and upfront sign-on payments. These volume rebates and sign-on payments are not in exchange for a distinct good or service and result in a reduction of net sales from the goods transferred to the customer at the later of when the related revenue is recognized or when the Company promises to pay the consideration. The Company estimates its volume rebate accruals and records its sign-on payments based on various factors, including contract terms, historical experience and performance levels. Total accrued sales incentives, primarily related to volume rebates, were $23,386 and $31,954 as of August 31, 2024 and September 2, 2023, respectively, and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sign-on payments, not yet recognized as a reduction of net sales, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and were $7,493 and $3,733 as of August 31, 2024 and September 2, 2023, respectively.
Contract Assets and Liabilities
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company records a contract liability when customers prepay but the Company has not yet satisfied its performance obligations. The Company did not have material contract assets or liabilities as of August 31, 2024 and September 2, 2023.
Disaggregation of Revenue
The Company has determined that it operates as one operating and reportable segment as a distributor of metalworking, MRO, Class C consumables and OEM products and services. The conclusion of a single reporting segment is based on the nature of the products the Company sells to its diverse customer base, the distribution footprint and the regulatory environment in which the Company operates.
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
The following table presents the Company’s percentage of revenue by customer end-market for fiscal years 2024 and 2023:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
Manufacturing Heavy	47%	48%	49%
Manufacturing Light	21%	20%	21%
Public Sector	9%	10%	8%
Retail/Wholesale	8%	7%	7%
Commercial Services	4%	4%	4%
Other (1)	11%	11%	11%
Total	100%	100%	100%
(1)The Other category primarily includes individual customer and small business net sales not assigned to a specific industry classification.
The Company groups customers into three categories by type of customer: national account, public sector and core and other. National account customers include Fortune 1000 companies, large privately held companies, and international companies doing business in North America. Public sector customers are governments and their instrumentalities such as federal agencies, state governments, and public sector healthcare providers. Federal government customers include the United States General Services Administration, the United States Department of Defense, the United States Marine Corps, the United States Coast Guard, the United States Postal Service, the United States Department of Energy, large and small military bases, Veterans Affairs hospitals, and correctional facilities. The Company has individual state and local contracts, as well as contracts through partnerships with several state co-operatives. Core and other customers are those customers that are not national account customers or public sector customers.

The following table presents the Company’s percentage of revenue by customer type for fiscal years 2024 and 2023:

	For the Fiscal Years Ended (1)
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
National Account Customers	37%	35%	35%
Public Sector Customers	9%	10%	8%
Core and Other Customers	54%	55%	57%
Total	100%	100%	100%

(1) Includes reclassifications of certain customers, primarily between national account customers and core and other customers.

The Company’s revenue originating from the following geographic areas was as follows for fiscal years 2024 and 2023:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)
United States	95%	95%	95%
Mexico	2%	2%	2%
Canada	2%	2%	2%
North America	99%	99%	99%
Other foreign countries	1%	1%	1%
Total	100%	100%	100%
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. Cash and cash equivalents include investments in a money market fund which are reported at fair value. The fair value of money market funds is determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs within the fair value hierarchy. The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy. The reported carrying amounts of the Company’s financial instruments approximated their fair values as of August 31, 2024 and September 2, 2023.
During fiscal years 2024 and 2023, the Company had no material remeasurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of shares of the Class A Common Stock, and the Company’s Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), outstanding during the period. In the first quarter of fiscal year 2024, all Class B Common Stock was reclassified, exchanged and converted into Class A Common Stock in connection with the Reclassification. See Note 12, “Shareholders’ Equity” for additional information. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period, including potentially dilutive shares of Common Stock equivalents outstanding during the period. The dilutive effect of potential shares of Common Stock is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share under the treasury stock method for fiscal years 2024, 2023 and 2022:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
	(52 weeks)	(52 weeks)	(53 weeks)

Numerator:
Net income attributable to MSC Industrial, as reported	258,594	$343,233	$339,786

Denominator:
Weighted-average shares outstanding for basic net income per share	56,257	55,918	55,777
Effect of dilutive securities	184	292	268
Weighted-average shares outstanding for diluted net income per share	56,441	56,210	56,045
Net income per share:
Basic	$4.60	$6.14	$6.09
Diluted	$4.58	$6.11	$6.06

Potentially dilutive securities	37	—	400
Potentially dilutive securities attributable to outstanding share-based awards are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of Class A Common Stock, and, therefore, their inclusion would be anti-dilutive.
5. ACCOUNTS RECEIVABLE
Accounts receivables at August 31, 2024 and September 2, 2023 consisted of the following:

	August 31, 2024	September 2, 2023
Accounts receivable	$434,490	$458,168
Less: Allowance for credit losses	22,368	22,747
Accounts receivable, net	$412,122	$435,421

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

The Company continues to be involved with the receivables sold to the Purchasers by providing collection services. As cash is collected on sold receivables, the Receivables Subsidiary continuously sells new qualifying receivables to the Purchasers so that the total principal amount outstanding of receivables sold is approximately $300,000. The total principal amount outstanding of receivables sold was approximately $300,000 as of August 31, 2024 and September 2, 2023. The amount of receivables pledged as collateral as of August 31, 2024 and September 2, 2023 was $349,743 and $352,385, respectively.

The following table summarizes the activity and amounts outstanding under the RPA for fiscal years 2024 and 2023:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023
Receivables sold under the RPA	$1,272,320	$1,157,276
Cash collected on sold receivables under the RPA	$1,272,320	$857,276
The receivables sold incurred fees due to the Purchasers of $18,438, $12,175 and $0 for the fiscal years ended August 31, 2024, September 2, 2023 and September 3, 2022, which were recorded within Other (expense) income, net in the Consolidated Statements of Income. The financial covenants under the RPA are substantially the same as those under the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements (each, as defined below). See Note 10, “Debt” for more information about these financial covenants.
6. ACQUISITIONS
Fiscal Year 2024 Acquisitions
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

Acquisition of KAR

In January 2024, the Company acquired 100% of the outstanding shares of privately held KAR Industrial Inc. (“KAR”), a Canada-based metalworking distributor, for aggregate consideration of $8,894, which includes cash paid of $8,294 and the fair value of contingent consideration to be paid out of $600. The fair value of the contingent consideration to be paid out represents the present value of the $747 contingent consideration as of the acquisition date based on a Monte Carlo Simulation approach. Total cash consideration funded by the Company came from available cash resources.

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

This acquisition was accounted for as a single business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their fair value at the acquisition date. The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date:

Cash	$129
Inventories	3,130
Accounts receivable	1,987
Prepaid expenses and other current assets	115
Identifiable intangibles	971
Goodwill	3,860
Property, plant and equipment	45
Total assets acquired	$10,237
Accounts payable	1,180
Accrued liabilities	163
Total liabilities assumed	$1,343
Total purchase price consideration	$8,894

Acquired identifiable intangible assets with a fair value of $971 consisted of customer relationships of $747 with useful lives of 10 years and trade names of $224 with useful lives of five years. The goodwill amount of $3,860 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit of expanding the Company’s metalworking footprint within the Canadian market. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is non-deductible for income tax purposes.
The amount of combined net sales and income before provision for income taxes from KAR included in the Consolidated Statement of Income for the fiscal year ended August 31, 2024 was $10,020 and $240, respectively. In addition, the Company incurred non-recurring transaction and integration costs relating to the acquisition totaling $479, which are included in Operating expenses in the Consolidated Statement of Income for the fiscal year ended August 31, 2024.
Acquisition of ApTex
In June 2024, the Company acquired 100% of the outstanding shares of privately held ApTex, Inc. (“ApTex”), a Waukesha, Wisconsin-based metalworking distributor focusing on cutting tools and abrasives, for aggregate consideration of $5,564, which includes a post-closing working capital adjustment paid to the sellers in the amount of $79. Total cash consideration funded by the Company came from available cash resources.
This acquisition was accounted for as a single business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their fair value at the acquisition date. The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date:

Cash	$35
Inventories	2,339
Accounts receivable	1,746
Prepaid expenses and other current assets	154
Identifiable intangibles	940
Goodwill	1,108
Property, plant and equipment	346
Total assets acquired	$6,668
Accounts payable	945
Accrued liabilities	159
Total liabilities assumed	$1,104
Total purchase price consideration	$5,564

Acquired identifiable intangible assets with a fair value of $940 consisted of customer relationships of $820 with useful lives of 12 years and trade names of $120 with useful lives of three years. The goodwill amount of $1,108 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit of expanding the Company’s metalworking footprint in the Midwest. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is non-deductible for income tax purposes.
The amount of combined net sales and income before provision for income taxes from ApTex included in the Consolidated Statement of Income for the fiscal year ended August 31, 2024 was $4,395 and $152, respectively. In addition, the Company incurred non-recurring transaction and integration costs relating to the acquisition totaling $327, which are included in Operating expenses in the Consolidated Statement of Income for the fiscal year ended August 31, 2024.

Acquisition of Premier

In June 2024, the Company acquired certain assets and assumed certain liabilities of Premier Tool Grinding, Inc. (“Premier”), a Goodyear, Arizona-based carbide cutting tool manufacturer, for aggregate consideration of $10,632, which includes a post-closing working capital adjustment paid to the sellers in the amount of $121 and $2,000 deferred consideration payable to the sellers. Total cash consideration funded by the Company came from available cash resources.
This acquisition was accounted for as a single business acquisition pursuant to ASC Topic 805. As required by ASC Topic 805, the Company allocated the consideration to assets and liabilities based on their fair value at the acquisition date. The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date:

Cash	$30
Inventories	754
Accounts receivable	657
Identifiable intangibles	1,910
Goodwill	1,530
Property, plant and equipment	6,119
Total assets acquired	$11,000
Accounts payable	368
Total liabilities assumed	$368
Total purchase price consideration	$10,632

Acquired identifiable intangible assets with a fair value of $1,910 consisted of customer relationships of $1,670 with useful lives of 12 years, trade names of $150 with useful lives of five years and non-compete agreements of $90 with a useful life of five years. The goodwill amount of $1,530 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary items that generated the goodwill were the premiums paid by the Company for the right to control the business acquired and the benefit of expanding the Company’s tooling and regrinding service offering. This goodwill will not be amortized and will be included in the Company’s periodic test for impairment at least annually. The goodwill is deductible for income tax purposes.
The amount of combined net sales and income before provision for income taxes from Premier included in the Consolidated Statement of Income for the fiscal year ended August 31, 2024 was $1,353 and $95, respectively. In addition, the Company incurred non-recurring transaction and integration costs relating to the acquisition totaling $273, which are included in Operating expenses in the Consolidated Statement of Income for the fiscal year ended August 31, 2024.

Fiscal Year 2023 Acquisitions

Acquisition of Buckeye and Tru-Edge

In January 2023, the Company acquired certain assets and assumed certain liabilities of Buckeye Industrial Supply Co. (“Buckeye”), an Ohio-based metalworking distributor, and Tru-Edge Grinding, Inc. (“Tru-Edge”), an Ohio-based custom tool manufacturer, for aggregate consideration of $22,389, which included cash paid of $20,500 and the fair value of contingent consideration to be paid out of $2,294, net of a post-closing working capital adjustment in the amount of $405 received from the sellers that was finalized during the third quarter of fiscal year 2023. Total cash consideration funded by the Company came from available cash resources.

7. PROPERTY, PLANT AND EQUIPMENT
The following is a summary of property, plant and equipment and the estimated useful lives used in the computation of depreciation and amortization:

	Number of Years	August 31, 2024	September 2, 2023
Land	—	$24,030	$24,028
Building and improvements	3 - 40	167,889	166,711
Leasehold improvements	The lesser of lease term or 10	7,520	6,265
Furniture, fixtures and equipment	3 - 20	210,615	193,121
Computer systems, equipment and software	3 - 10	636,227	563,724
		1,046,281	953,849
Less: Accumulated depreciation and amortization		686,026	634,189
Total		$360,255	$319,660
The amount of capitalized interest, net of accumulated amortization, included in property, plant and equipment was $396 and $428 at August 31, 2024 and September 2, 2023, respectively. Depreciation expense was $64,836, $59,814 and $58,285 for fiscal years 2024, 2023 and 2022, respectively.
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
In March 2024, the Company commenced its plan to sell its 468,000 square foot CFC in Columbus, Ohio. As of August 31, 2024, the related assets had a carrying value of approximately $31,953, which is comprised of approximately $20,663 of building and building improvements, $4,097 of land assets and $7,193 of furniture, fixtures and equipment, which is included in Property, plant and equipment, net in the Consolidated Balance Sheet as of such date. As a result of the above, the Company determined that all of the criteria to classify the building as held for sale continues to be met as of August 31, 2024. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell is believed to be in excess of the carrying amount of the assets.

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
8. INCOME TAXES
The components of income before provision for income taxes were as follows:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
Domestic	$355,738	$453,563	$449,389
Foreign	(12,989)	2,593	1,743
Total	$342,749	$456,156	$451,132
The provision for income taxes is comprised of the following:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
Current:
Federal	$57,780	$81,187	$77,761
State and local	17,644	21,121	19,524
Foreign	1,329	1,635	1,309
	76,753	103,943	98,594
Deferred:
Federal	6,909	8,164	11,591
State and local	851	1,683	1,281
Foreign	2,279	(741)	(816)
	10,039	9,106	12,056
Total	$86,792	$113,049	$110,650

Significant components of deferred tax assets and liabilities are as follows:

	August 31, 2024	September 2, 2023
Deferred tax liabilities:
Depreciation	$(38,391)	$(40,137)
Right-of-use assets	(12,740)	(14,290)
Goodwill	(123,677)	(118,015)
Intangible amortization	(2,153)	(2,388)
	(176,961)	(174,830)
Deferred tax assets:
Accounts receivable	4,930	5,047
Lease liability	13,461	14,595
Inventory	8,769	10,356
Self-insurance liability	2,026	2,988
Deferred compensation	171	256
Stock-based compensation	4,847	5,431
Other accrued expenses/reserves	10,269	11,958
Foreign net operating loss carryforwards	5,545	—
Foreign tax credit	2,034	—
Less: valuation allowance	(10,314)	—
	41,738	50,631
Net Deferred Tax Liabilities	$(135,223)	$(124,199)
Reconciliation of the U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.6	4.3	3.9
U.S. federal tax credits	(1.6)	—	—
Valuation Allowance	2.7	—	—
Other, net	(1.4)	(0.5)	(0.4)
Effective income tax rate	25.3%	24.8%	24.5%
The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2024 and 2023 were as follows:

	August 31, 2024	September 2, 2023
Beginning Balance	$7,768	$11,223
Additions for tax positions relating to current year	210	403
Reductions for tax positions relating to prior years	—	(816)
Settlements	—	(178)
Lapse of statute of limitations	(2,210)	(2,864)
Ending Balance	$5,768	$7,768
Included in the balance of gross unrecognized tax benefits at August 31, 2024 is $1,027 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents a potential decrease in gross unrecognized tax benefits comprised primarily of items related to expiring statutes of limitations in state and foreign jurisdictions.
The Company recognizes interest expense and penalties in the provision for income taxes. The provision for income taxes for fiscal years 2024, 2023 and 2022 included interest and penalties of $4, $153 and $7, respectively. The Company had accrued $1,431 and $1,973 for interest and penalties as of August 31, 2024 and September 2, 2023, respectively.

During fiscal year 2023, the Company received funds related to Employee Retention Credit (“ERC”) claims previously submitted. As there is no authoritative guidance under accounting principles generally accepted in the United States of America on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Of the funds received in fiscal year 2023, the Company recorded $6,566 to Other income (expense) in the Consolidated Statement of Income for the fiscal year ended September 2, 2023, as the probability threshold had been met for these funds. As of August 31, 2024, the Company determined the probability threshold had not been met for $5,129 of the funds received in fiscal year 2023, and, as such, that portion of the funds remained in Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of such date. This amount will be recognized in the Consolidated Statement of Income when the probability threshold has been met, which the Company has determined to be the earlier of a completed audit or the lapse of the relevant statute of limitations.
The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $18,887. Of this amount, half was remitted in December 2021 and the remaining half was remitted in December 2022.
The Company is routinely examined by federal and state tax authorities. The Company is subject to examination by the Internal Revenue Service from fiscal year 2021 to present. With limited exceptions, the Company is no longer subject to state income tax examinations prior to fiscal year 2021. The Company is also subject to examinations in various foreign jurisdictions. The statute of limitations may vary by jurisdiction.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company recorded a valuation allowance in the amount of $10,314 and $0 at August 31, 2024 and September 2, 2023, respectively. The Company has income tax net operating loss carryforwards related to its international operations of approximately $19,002, of which $3,111 has an indefinite carryforward period and $15,891 expires in 2034.

For the fiscal year ended August 31, 2024, the Company reinvested $4,305 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	August 31, 2024	September 2, 2023 (1)
Accrued payroll and fringe	$34,199	$39,717
Accrued bonus	9,361	17,243
Accrued sales, property and income taxes	12,089	13,116
Accrued sales and rebates	31,506	40,586
Accrued dividend equivalents	3,880	4,975
Accrued freight	5,916	4,905
Accrued repurchases of common stock	—	8,494
Accrued fees related to the Reclassification	—	5,575
Accrued ERC claims	5,129	5,129
Accrued cloud computing arrangement costs	5,552	—
Accrued advertising	3,727	4,332
Accrued professional fees	3,984	2,795
Accrued consideration related to acquisitions	7,103	2,398
Accrued other	25,196	22,769
Total accrued liabilities	$147,642	$172,034
(1)Includes reclassifications from Accrued other for the fiscal year ended September 2, 2023 to conform with the current year presentation.
10. DEBT
Debt at August 31, 2024 and September 2, 2023 consisted of the following:

	August 31, 2024		September 2, 2023
Amended Revolving Credit Facility	$74,000		$50,000
Uncommitted Credit Facilities	209,500		180,000
Long-Term Note Payable	4,750		4,750
Private Placement Debt:
2.90% Senior Notes, Series B, due July 28, 2026	100,000		100,000
3.79% Senior Notes, due June 11, 2025	20,000		20,000
2.60% Senior Notes, due March 5, 2027	50,000		50,000
2.40% Series 2019A Notes, due March 5, 2024 (1)	—		50,000
5.73% Senior Notes, due April 18, 2027	50,000		—
Financing arrangements	640		127
Less: Unamortized debt issuance costs	(780)		(1,026)
Total debt, excluding obligations under finance leases	508,110		453,851
Less: Current portion	(229,712)	(2)	(229,686)	(3)
Total long-term debt, excluding obligations under finance leases	$278,398		$224,165
(1)Represents private placement debt issued under the Shelf Facility Agreements.
(2)Consists of $209,500 from the Uncommitted Credit Facilities (as defined below), $20,000 from the 3.79% Senior Notes, due June 11, 2025, $595 from financing arrangements and net of unamortized debt issuance costs of $383 expected to be amortized in the next 12 months.
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
The Amended Revolving Credit Facility permits up to $50,000 to be used to fund letters of credit. The Amended Revolving Credit Facility also permits the Company to initiate one or more incremental term loan facilities and/or to increase the revolving loan commitments in an aggregate amount not to exceed $300,000. Subject to certain limitations, each such incremental term loan facility or revolving loan commitment increase will be on terms as agreed to by the Company, the administrative agent and the lenders providing such financing. Outstanding letters of credit were $6,304 and $5,269 as of August 31, 2024 and September 2, 2023, respectively.
Uncommitted Credit Facilities
During fiscal year 2024, the Company either extended or amended its three uncommitted credit facilities. These facilities (collectively, the “Uncommitted Credit Facilities” and, together with the Amended Revolving Credit Facility, the “Credit Facilities”) total $211,000 in aggregate maximum uncommitted availability, under which $209,500 and $180,000 were outstanding at August 31, 2024 and September 2, 2023, respectively, and are included in Current portion of debt including obligations under finance leases in the Consolidated Balance Sheets. The interest rate on the Uncommitted Credit Facilities is based on the Secured Overnight Financing Rate. Borrowings under the Uncommitted Credit Facilities are due at the end of the applicable interest period, which is typically one month but may be up to six months and may be rolled over to a new interest period at the option of the applicable lender. The Company’s lenders have, in the past, been willing to roll over the principal amount outstanding under the Uncommitted Credit Facilities at the end of each interest period but are not obligated to do so. Each Uncommitted Credit Facility matures within one year of entering into such Uncommitted Credit Facility and contains certain limited covenants which are substantially the same as the limited covenants contained in the Amended Revolving Credit Facility. All of the Uncommitted Credit Facilities are unsecured and rank equally in right of payment with the Company’s other unsecured indebtedness.
During fiscal year 2024, the Company borrowed an aggregate $434,500 and repaid an aggregate $381,000 under the Credit Facilities. As of August 31, 2024 and September 2, 2023, the weighted-average interest rates on borrowings under the Credit Facilities were 6.24% and 6.17%, respectively.
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
Shelf Facility Agreements
In January 2018, the Company entered into Note Purchase and Private Shelf Agreements with MetLife Investment Advisors, LLC (the “MetLife Note Purchase Agreement”) and PGIM, Inc. (the “Prudential Note Purchase Agreement” and, together with the MetLife Note Purchase Agreement, the “Shelf Facility Agreements”). Each of the MetLife Note Purchase Agreement and the Prudential Note Purchase Agreement provides for an uncommitted facility for the issuance and sale of up to an aggregate total of $250,000 of unsecured senior notes, at a fixed rate. In March 2024, the Company paid $50,000 to satisfy its obligation on the 2.40% Series 2019A Notes, due March 5, 2024, associated with the Shelf Facility Agreements. As of August 31, 2024, there were no outstanding notes issued in private placements pursuant to the Shelf Facility Agreements. Pursuant to the agreements, no new notes may be issued under the Shelf Facility Agreements.

Covenants
Each of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements imposes several restrictive covenants, including the requirement that the Company maintain (i) a maximum consolidated leverage ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, amortization and stock-based compensation) of no more than 3.00 to 1.00 (or, at the election of the Company after it consummates a material acquisition, a four-quarter temporary increase to 3.50 to 1.00) and (ii) a minimum consolidated interest coverage ratio of EBITDA to total interest expense of at least 3.00 to 1.00, during the terms of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements. As of August 31, 2024, the Company was in compliance with the operating and financial covenants of the Credit Facilities, the Private Placement Debt and the Shelf Facility Agreements.
Maturities of Long-Term Debt

Fiscal Year	Maturities of Long-Term Debt
2025	$20,000
2026	174,000
2027	100,000
2028	—
2029	—
Thereafter	4,750
Total	$298,750
11. LEASES
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Operating leases are recorded on the balance sheet with operating lease assets representing the right to use the underlying asset for the lease term and operating lease liabilities representing the obligation to make lease payments arising from the lease. For real estate leases, the Company has elected the practical expedient which allows lease components and non-lease components, such as common area maintenance, to be grouped as a single lease component. The Company has also elected the practical expedient which allows leases with an initial term of 12 months or less to be excluded from the balance sheet.
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

The components of lease cost for fiscal years 2024 and 2023 were as follows:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
Operating lease cost	$25,807	$22,935	$19,995
Variable lease cost (benefit)	(67)	339	(355)
Short-term lease cost	3,871	3,236	4,496
Finance lease cost:
Amortization of leased assets	286	957	1,265
Interest on leased liabilities	25	18	48
Total Lease Cost	$29,922	$27,485	$25,449
Supplemental balance sheet information relating to operating and finance leases is as follows:

	Classification	August 31, 2024	September 2, 2023
Assets
Operating lease assets	Operating lease assets	$58,649	$65,909
Finance lease assets (1)	Property, plant and equipment, net	643	473
Total leased assets		$59,292	$66,382
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21,941	$21,168
Finance	Current portion of debt including obligations under finance leases	199	249
Noncurrent
Operating	Noncurrent operating lease liabilities	37,468	45,924
Finance	Long-term debt including obligations under finance leases	455	226
Total lease liabilities		$60,063	$67,567
(1)Finance lease assets are net of accumulated amortization of $298 and $2,952 as of August 31, 2024 and September 2, 2023, respectively.

	August 31, 2024	September 2, 2023
Weighted-average remaining lease term (in years)
Operating Leases	3.4	4.0
Finance Leases	3.5	2.1
Weighted-average discount rate
Operating Leases	5.0%	3.8%
Finance Leases	6.2%	4.5%

The following table sets forth supplemental cash flow information related to operating and finance leases:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023
Operating Cash Outflows from Operating Leases	$25,556	$22,779
Operating Cash Outflows from Finance Leases	20	18
Financing Cash Outflows from Finance Leases	273	1,019
Leased assets obtained in exchange for new lease liabilities:
Operating Leases	$16,393	$21,060
Finance Leases	454	317
As of August 31, 2024, future lease payments were as follows:

Fiscal Year (1)	Operating Leases	Finance Leases	Total
2025	$24,293	$237	$24,530
2026	17,918	222	18,140
2027	11,401	111	11,512
2028	4,922	111	5,033
2029	2,622	47	2,669
Thereafter	3,315	—	3,315
Total Lease Payments	64,471	728	65,199
Less: Imputed Interest	5,062	74	5,136
Present Value of Lease Liabilities (2)	$59,409	$654	$60,063
(1)Future lease payments by fiscal year are based on contractual lease obligations.
(2)Includes the current portion of $21,941 for operating leases and $199 for finance leases.
As of August 31, 2024, the Company’s future lease obligations which had not yet commenced were immaterial. The Company has various arrangements for certain property it owns under which it is the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial.
12. SHAREHOLDERS’ EQUITY
Common Stock Repurchases and Treasury Stock
In June 2021, the Board terminated the existing share repurchase plan and authorized a new share repurchase (the “Share Repurchase Plan”) to purchase up to 5,000 shares of Class A Common Stock. There is no expiration date for the Share Repurchase Plan. As of August 31, 2024, the maximum number of shares of Class A Common Stock that may be repurchased under the Share Repurchase Plan was 1,831 shares. The Share Repurchase Plan allows the Company to repurchase shares at any time and in any increments it deems appropriate in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal years 2024 and 2023, the Company repurchased 1,991 shares and 1,034 shares, respectively, of Class A Common Stock for $187,695 and $95,779, respectively. In fiscal years 2024 and 2023, from these totals, 1,893 shares and 976 shares, respectively, were immediately retired and 98 shares and 58 shares, respectively, were repurchased by the Company to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program and are reflected at cost as treasury stock in the Consolidated Financial Statements for fiscal years 2024 and 2023. As of August 31, 2024 and September 2, 2023, the Company also recorded an accrual for excise tax on share repurchases of $1,523 and $0, respectively, which was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Shares of Class A Common Stock purchased to satisfy the Company’s associates’ tax withholding liability associated with its stock-based compensation program did not reduce the number of shares that may be repurchased under the Share Repurchase Plan. The Company reissued 53 shares and 56 shares of Class A treasury stock during fiscal years

2024 and 2023, respectively, to fund the Associate Stock Purchase Plan (as defined below) (see Note 13, “Associate Benefit Plans”).
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

Prior to the Reclassification (as defined below), the Company had an additional class of common stock outstanding: Class B Common Stock. Class B Common Stock shares were convertible into shares of Class A Common Stock on a one-to-one basis at any time at the option of the holder, and all shares of Class B Common Stock would convert into shares of Class A Common Stock on a one-to-one basis upon the sale of transfer of such shares of Class B Common Stock to any person who is not a member of the Jacobson or Gershwind families or any trust not established principally for members of the Jacobson or Gershwind families or to any person who is not an executor, administrator or personal representative of an estate of a member of the Jacobson or Gershwind families. Each holder of Class B Common Stock was entitled to 10 votes per share.
Preferred Stock
The Company has authorized 5,000 shares of preferred stock. The Board has the authority to issue the shares of preferred stock. Shares of preferred stock may have priority over Class A Common Stock with respect to dividend or liquidation rights, or both. As of August 31, 2024, there were no shares of preferred stock issued or outstanding.
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
On October 10, 2024, the Board declared a regular cash dividend of $0.85 per share, payable on November 27, 2024, to shareholders of record at the close of business on November 13, 2024. The dividend is expected to result in aggregate payments of $47,518, based on the number of shares outstanding at October 4, 2024.
Reclassification
In the first quarter of fiscal year 2024, the Company completed the Reclassification, effective at the time that the Company’s Restated Certificate of Incorporation was duly filed with the Secretary of State of the State of New York (the “Effective Time”), as contemplated by that certain Reclassification Agreement, dated as of June 20, 2023 (the “Reclassification Agreement”), with Mitchell Jacobson, Erik Gershwind, other members of the Jacobson / Gershwind family and certain entities affiliated with the Jacobson / Gershwind family (collectively, the “Jacobson / Gershwind Family Shareholders”). Pursuant to the Reclassification, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.225 shares of Class A Common Stock. The issuance of Class A Common Stock in connection with the Reclassification was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S‐4 (File No. 333-273418).
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

13. ASSOCIATE BENEFIT PLANS
The Company accounts for all stock-based payments in accordance with ASC Topic 718, “Compensation—Stock Compensation,” as amended. Stock-based compensation expense included in Operating expenses for fiscal years 2024, 2023 and 2022 was as follows:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
Stock options	$—	$101	$1,261
Restricted stock units (1)	14,900	14,933	14,810
Performance share units (1)	3,600	3,311	2,883
Associate Stock Purchase Plan	348	294	310
Total	18,848	18,639	19,264
Deferred income tax benefit	(4,773)	(4,619)	(4,720)
Stock-based compensation expense, net	$14,075	$14,020	$14,544
(1)Includes equity award acceleration costs associated with associate severance and separation, which are included in Restructuring and other costs in the Consolidated Statements of Income for fiscal years 2024, 2023 and 2022. See Note 14, “Restructuring and Other Costs” for additional information.
2023 Omnibus Incentive Plan
At the Company’s annual meeting of shareholders held on January 25, 2023, the shareholders approved the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”). The 2023 Omnibus Incentive Plan replaced the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (the “Prior Plan”) and, beginning January 25, 2023, all awards are granted under the 2023 Omnibus Incentive Plan. Awards under the 2023 Omnibus Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and performance cash, performance shares or performance units. All outstanding awards under the Prior Plan will continue to be governed by the terms of the Prior Plan. Upon approval of the 2023 Omnibus Incentive Plan, the maximum aggregate number of shares of Class A Common Stock authorized to be issued under the 2023 Omnibus Incentive Plan was 2,186 shares, of which 2,004 authorized shares of Class A Common Stock were remaining as of August 31, 2024.

Stock Options
A summary of the Company’s stock option activity for fiscal year 2024 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - beginning of year	218	$81.60
Granted	—	—
Exercised	(119)	80.28
Canceled/Forfeited	—	—
Outstanding - end of year	99	$83.21
Exercisable - end of year	99	$83.21
The aggregate intrinsic value of options exercised, which represents the difference between the exercise price and the market value of Class A Common Stock measured at each individual exercise date, during fiscal years 2024, 2023 and 2022 was $1,912, $4,393 and $5,855, respectively. There were no unrecognized stock‑based compensation costs related to stock options at August 31, 2024.
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
As of August 31, 2024, there were 99 stock option awards outstanding and exercisable, with an exercise price of $83.21, a remaining contractual life of 1.1 years, and no intrinsic value.
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
The following table summarizes all transactions related to PSUs under the 2023 Omnibus Incentive Plan and the Prior Plan (based on target award amounts) at August 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs at the beginning of the year	112	$81.81
Granted	45	97.78
PSU adjustment (1)	23	74.79
Vested	(46)	74.79
Canceled/Forfeited	(11)	88.78
Non-vested PSUs at the end of the year (2)	123	$88.31
(1)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 200% of its target based on fiscal year 2021 through fiscal year 2023 financial results.
(2)Excludes approximately 9 shares of accrued incremental dividend equivalent rights on outstanding PSUs granted under the 2023 Omnibus Incentive Plan and the Prior Plan.

Restricted Stock Units
A summary of the Company’s non-vested restricted stock unit (“RSU”) award activity under the 2023 Omnibus Incentive Plan and the Prior Plan for fiscal year 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at the beginning of the year	467	$80.98
Granted	192	98.13
Vested	(194)	80.54
Canceled/Forfeited	(34)	87.55
Non-vested RSUs at the end of the year (1)	431	$88.29
(1)Excludes approximately 35 shares of accrued incremental dividend equivalent rights on outstanding RSUs granted under the 2023 Omnibus Incentive Plan and the Prior Plan.
The fair value of each PSU and RSU is the closing stock price on the New York Stock Exchange of Class A Common Stock on the date of grant. PSUs are expensed over the three-year performance period of each respective grant and RSUs are expensed over the vesting period of each respective grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimated forfeitures. The Company uses historical data to estimate pre-vesting PSU and RSU forfeitures and records stock-based compensation expense only for PSU and RSU awards that are expected to vest. Upon vesting, and, in the case of the PSUs, subject to the achievement of specific performance goals, a portion of the PSU and RSU awards may be withheld to satisfy the statutory income tax withholding obligation, and the remaining PSUs and RSUs will be settled in shares of Class A Common Stock. These awards accrue dividend equivalents on the underlying PSUs and RSUs (in the form of additional stock units) based on dividends declared on Class A Common Stock, and these dividend equivalents are paid to the award recipient in the form of unrestricted shares of Class A Common Stock on the vesting dates of the underlying PSUs and RSUs, subject, in the case of the dividend equivalents on the underlying PSUs, to the same performance vesting requirements. The unrecognized stock-based compensation cost related to the PSUs and RSUs at August 31, 2024 were $3,259 and $25,727, respectively, which are expected to be recognized over a weighted-average period of 1.2 and 2.5 years, respectively.
Associate Stock Purchase Plan
The Company has established the MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (the “Associate Stock Purchase Plan”), the terms of which qualified plan allow for eligible associates (as defined in the Associate Stock Purchase Plan) to participate in the purchase of up to a maximum of five shares of Class A Common Stock at a price equal to 90% of the closing price at the end of each stock purchase period. On January 27, 2021, the shareholders of the Company approved an increase in the authorized but unissued shares of Class A Common Stock reserved for sale under the Associate Stock Purchase Plan from 1,500 shares to 1,850 shares. As of August 31, 2024, approximately 182 shares remained reserved for issuance under the Associate Stock Purchase Plan. During fiscal years 2024 and 2023, associates purchased approximately 53 shares and 56 shares, respectively, of Class A Common Stock at an average per share price of $84.15 and $79.41, respectively.
Savings Plan
The Company maintains a defined contribution plan with both a profit sharing feature and a 401(k) feature, which covers all associates who have completed at least one month of service with the Company. For fiscal years 2024, 2023 and 2022, the Company contributed $9,727, $9,481 and $9,019, respectively, to the plan. The Company contributions are discretionary.
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
As part of the Company’s strategic realignment efforts to optimize its supply chain and distribution network and enhance operational efficiency, the Company engaged consultants and, in the third quarter of fiscal year 2024, commenced its plan to sell its CFC in Columbus, Ohio. As such, the Company incurred consulting-related costs and extended voluntary and involuntary severance and separation benefits to certain associates in order to facilitate its network optimization and workforce realignment that qualify as exit and disposal costs under accounting principles generally accepted in the United States of America.
In addition, from time to time, the Company incurs certain expenses that are an integral component of, and directly attribute to, its restructuring activities, which do not qualify as exit and disposal costs under accounting principles generally accepted in the United States of America. These expenses include professional and consulting-related costs directly associated with the optimization of the Company’s operations and profitability improvement, which are also included in Restructuring and other costs in the Consolidated Statements of Income.
The following table summarizes restructuring and other costs:

	For the Fiscal Years Ended
	August 31, 2024	September 2, 2023	September 3, 2022
Consulting-related costs	$7,143	$4,939	$8,188
Associate severance and separation costs	6,765	2,594	5,753
Equity award acceleration costs associated with severance	438	404	1,728
Other exit-related costs	180	—	136
Total restructuring and other costs	$14,526	$7,937	$15,805
Liabilities associated with restructuring and other costs are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The following table summarizes activity related to liabilities associated with restructuring and other costs:

	Consulting-related costs	Associate severance and separation costs	Other exit-related costs	Total
Balance as of September 3, 2022	$840	$1,874	$—	$2,714
Additions	4,939	2,594	—	7,533
Payments and other adjustments	(5,679)	(3,431)	—	(9,110)
Balance as of September 2, 2023	100	1,037	—	1,137
Additions	7,143	6,765	650	14,558
Payments and other adjustments	(6,884)	(7,105)	(470)	(14,459)
Balance as of August 31, 2024	$359	$697	$180	$1,236
15. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company’s lease portfolio includes certain real estate (CFCs, regional inventory centers, warehouses and manufacturing locations), automobiles and other equipment. Refer to Note 11, “Leases” for more information.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2024, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company did not maintain effective internal control over financial reporting as of August 31, 2024 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to deficiencies in the operating effectiveness of our information technology general controls (“ITGCs”) relating to user access for certain information technology systems that support financial reporting processes for revenue and inventory transactions. The deficiencies specifically affected the quality of the data used in execution of our ITGCs, the assessment of the risk of inappropriate activity and the review of user access, which was not performed with the necessary level of precision. As a result, certain of our business process controls related to recording revenue and inventory transactions that are dependent on the affected IT systems or the information from such IT systems were also deemed ineffective.

We have not identified any errors or misstatements in our consolidated financial statements as a result of this material weakness. However, these deficiencies created a reasonable possibility as of August 31, 2024 that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the fiscal year ended August 31, 2024. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Our independent registered public accounting firm, Ernst & Young LLP, has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.
Remediation Efforts to Address Material Weakness

Management, under the oversight of the Audit Committee of our Board of Directors, has begun the remediation of the material weakness described above. The remediation actions include: (i) a comprehensive review of user access and levels across the affected IT systems; (ii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes for revenue and inventory transactions; and (iii) enhanced quarterly reporting on the remediation measures to the Audit Committee of our Board of Directors.
Attestation Report of the Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Other than the identified material weakness and the remediation events discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSC Industrial Direct Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MSC Industrial Direct Co., Inc.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, MSC Industrial Direct Co., Inc. (the Company) has not maintained effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company’s information technology general controls that support revenue and inventory transactions. As a result, certain business process IT dependent manual and application controls for revenue and inventory that rely upon the affected ITGCs, or information coming from the IT systems with affected ITGCs, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and September 2, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated October 24, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Jericho, New York
October 24, 2024

ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K) during the fourth quarter ended August 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information called for by Item 10 is set forth under the headings “Election of Directors,” “Corporate Governance” and “Information About Our Executive Officers” in the definitive proxy statement for the Company’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by this reference.
The Company has adopted a Code of Ethics (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Company has also adopted a separate Code of Business Conduct applicable to our Board of Directors and the Company’s executive officers and associates. The Code of Ethics and the Code of Business Conduct are available on the investor relations portion of the Company’s website, https://investor.mscdirect.com.
The Company will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics and the Code of Business Conduct that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on the investor relations portion of the Company’s website, https://investor.mscdirect.com. The information on the Company’s website, or linked to or from the Company’s website, is not incorporated by reference into, and does not constitute a part of, this Report or any other documents the Company files with, or furnishes to, the SEC.
The Company has adopted an insider trading policy that governs the purchase and sale or other dispositions of the Company’s securities by the Company’s directors, officers and associates that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the NYSE. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.
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
As of, and for the three fiscal years ended, August 31, 2024.

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
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).
3.2	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).
4.2	Specimen Class A Common Stock Certificate.(P)
4.3
Amended and Restated Note Purchase Agreement, dated April 14, 2017, by and among the Registrant and the noteholders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2017).

4.4	Form of 2.90% Senior Note, Series B, due July 28, 2026 (included in Exhibit 4.3).
10.1
Credit Agreement, dated as of April 14, 2017, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2017).

10.2
Amendment No. 1 to Credit Agreement, dated as of August 24, 2021, by and among the Registrant, the subsidiary guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2021).

10.3
Amendment No. 2 to Credit Agreement, dated as of May 31, 2023, by and between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2023 filed on June 29, 2023).

10.4
Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and MetLife Investment Advisors, LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‐K filed on January 17, 2018).

10.5
Note Purchase and Private Shelf Agreement, dated January 12, 2018, by and between the Registrant and PGIM, Inc. and/or one or more of its affiliates or related funds, as purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018).

10.6
Receivables Purchase Agreement, dated as of December 19, 2022, by and among the Registrant, as initial master servicer, MSC A/R Holding Co., LLC, as seller, Wells Fargo Bank, National Association, as administrative agent, and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022).

10.7
Receivables Sale Agreement, dated as of December 19, 2022, by and between MSC A/R Holding Co., LLC, as SPE, and Sid Tool Co., Inc., as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2022).

10.8
MSC Industrial Direct Co., Inc. Amended and Restated Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021 filed on April 7, 2021).†

10.9	MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.01 to the Registrant’s Registration Statement on Form S-8 filed on January 15, 2015).†
10.10
Form of Non-Qualified Stock Option Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 filed on January 7, 2016).†

10.11
Form of Restricted Stock Unit Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 filed on January 7, 2016).†

10.12
Form of Performance Share Unit Award Agreement under the MSC Industrial Direct Co., Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed on January 8, 2020). †

Exhibit No.	Description
10.13	MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2023).†
10.14
Form of Restricted Stock Unit Agreement (4-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024).†

10.15
Form of Performance Share Unit Award Agreement for Executives under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †

10.16
Form of Restricted Stock Unit Agreement for Non-Executive Directors under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report for the year ended September 2, 2023 filed on October 25, 2023). †

10.17	Form of Restricted Stock Unit Agreement (5-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.18	Form of Restricted Stock Unit Agreement (3-year vesting schedule) under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.19	Form of Restricted Stock Unit Agreement for Board Advisor under the MSC Industrial Direct Co., Inc. 2023 Omnibus Incentive Plan.*†
10.20	MSC Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †
10.21
MSC Industrial Direct Co., Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 1, 2018 filed on October 30, 2018).†

10.22	Relocation Policy (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.23	Relocation Reimbursement Agreement & Policy Acknowledgment Form (incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011).†
10.24	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2016).†
10.25
Board Adviser Agreement, effective as of January 29, 2020, between the Registrant and Roger Fradin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed on April 8, 2020).

10.26	Kristen Actis-Grande Offer Letter, dated July 17, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2020).†
10.27
Transition Agreement and General Release, dated September 7, 2022, by and between the Registrant and Douglas E. Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 7, 2022).†

10.28	Martina McIsaac Offer Letter, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022).†
10.29
Reclassification Agreement, dated as of June 20, 2023, by and among the Registrant and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023).

10.30
Registration Rights Agreement, dated as of October 4, 2023, by and among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2023).

10.31
Confidential Separation and Release Agreement, dated June 12, 2024, by and between Sid Tool Co., Inc. and John W. Hill (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2024).†

10.32
MSC Industrial Direct Co., Inc. Deferred Compensation Plan for Non-Executive Directors and Consultants (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 2, 2023 filed on January 9, 2024). †

Exhibit No.	Description
19.1	MSC Industrial Direct Co., Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report for the year ended September 2, 2023 filed on October 25, 2023).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1
MSC Industrial Direct Co., Inc. Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report for the year ended September 2, 2023 filed on October 25, 2023).†

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

Dated: October 24, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL JACOBSON	Non-Executive Chairman of the Board of Directors	October 24, 2024
Mitchell Jacobson

/s/ ERIK GERSHWIND	Chief Executive Officer and Director	October 24, 2024
Erik Gershwind	(Principal Executive Officer)

/s/ KRISTEN ACTIS-GRANDE	Executive Vice President and Chief	October 24, 2024
Kristen Actis-Grande	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT AARNES	Director	October 24, 2024
Robert Aarnes

/s/ LOUISE GOESER	Director	October 24, 2024
Louise Goeser

/s/ MICHAEL KAUFMANN	Director	October 24, 2024
Michael Kaufmann

/s/ STEVEN PALADINO	Director	October 24, 2024
Steven Paladino

/s/ PHILIP PELLER	Director	October 24, 2024
Philip Peller

/s/ RAHQUEL PURCELL	Director	October 24, 2024
Rahquel Purcell

/s/ RUDINA SESERI	Director	October 24, 2024
Rudina Seseri

MSC INDUSTRIAL DIRECT CO., INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Deducted from asset accounts:
For the fiscal year ended September 3, 2022 Allowance for credit losses (2)	$18,416	$9,806	$—	$7,451	$20,771
Deducted from asset accounts:
For the fiscal year ended September 2, 2023 Allowance for credit losses (2)	$20,771	$10,275	$—	$8,299	$22,747
Deducted from asset accounts:
For the fiscal year ended August 31, 2024 Allowance for credit losses (2)	$22,747	$7,355	$—	$7,734	$22,368
(1)Comprised of uncollected accounts charged against the allowance.
(2)Included in accounts receivable.
S-1